Form 10-K
period 2005-03-31
Prestige Brands Holdings, Inc.
filed 2005-06-15
CIK 1295947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
March 31, 2005	001-32433

PRESTIGE BRANDS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-1297589
(State of Incorporation)	(I.R.S. Employer Identification No.)
90 North Broadway Irvington, New York	10533
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 524-6810

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2004 is not applicable as no public market existed on that date for the voting and non-voting common equity of the Registrant.

As of June 10, 2005, the Registrant had 49,997,647 shares of common stock outstanding.

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its annual meeting to be held on July 29, 2005.

Prestige Brands Holdings, Inc. is the indirect parent and holding company of Prestige Brands International, LLC. Prestige Brands, Inc. is the issuer of our 9¼% senior subordinated notes due 2012. Prestige Brands International, LLC is the indirect parent company of Prestige Brands, Inc. and the parent guarantor of such notes.

Trademarks and Trade Names

Trademarks and trade names used in this Form 10-K are the property of their respective owners. We have utilized the ® and ™ symbols the first time each brand appears in this Form 10-K.

Part I.

In this Form 10-K, unless the context requires otherwise, the terms “we,” “us,” “our,” the “Company” and “Prestige Holdings” refer to Prestige Brands Holdings, Inc., a Delaware corporation, with our consolidated subsidiaries and any predecessor entities unless the context requires otherwise. In addition, in this Form 10-K, our fiscal years ended March 31, 2003, March 31, 2004 and March 31, 2005 are referred to as fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

ITEM 1.                BUSINESS

Overview

We sell well-recognized, brand name over-the-counter drug, household cleaning and personal care products. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits. Our ten major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels. These brands accounted for approximately 90.5% of our net sales for fiscal 2005.

Major Brands	Market Position(1)	Market Segment	Market Share(1)	ACV(1)
			(%)	(%)
Over-the-Counter Drug:
Chloraseptic	#1	Liquid Sore Throat Relief	49.4%	96%
Clear eyes	#2	Redness Relief	16.7	92
Compound W	#2	Wart Removal	33.7	88
Murine	#3	Personal Ear Care	16.0	63
Little Remedies(2)	N/A		N/A	N/A
New-Skin	#1	Liquid Bandages	37.7	89
Household Cleaning:
Comet	#2	Abrasive Tub and Tile Cleaner	29.9	95
Spic and Span	#6	All Purpose Cleaner	2.6	63
Personal Care:
Cutex	#1	Nail Polish Remover	29.0	91
Denorex	#4	Medicated Shampoo	10.0	74

(1)          Source: Information Resources, Inc. “Market share” or “market position” is based on sales in the United States, as calculated by Information Resources for the 52 weeks ended March 20, 2005. “ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 20, 2005. ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally. For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%. We believe that ACV is a measure of a product’s importance to major retailers. We believe that a high ACV evidences a product’s attractiveness to consumers, as major retailers will try and carry products which are demanded by its customers. Lower ACV measures would indicate that a product is not as available to consumers because major national and regional retailers do not carry products for which consumer demand may not be as high. For these reasons, we believe that ACV is an important measure to investors in brand name consumer product companies like Prestige.

(2)          Market share and ACV information for market segments in which Little Remedies products compete is not available from Information Resources or any other independent third party researcher that we have been able to identify.

Our products are sold through multiple channels, including mass merchandisers and drug, grocery, dollar and club stores. This balanced channel mix allows us to effectively launch new products across all distribution channels and reduces our exposure to any single customer. We focus our internal resources on marketing, sales, customer service and product development. While we perform the production planning and oversee the quality control aspects of the manufacturing, warehousing and distribution of our products, we outsource the operating elements of these functions to well-established, lower-cost, third party providers. This operating model allows us to focus our resources on marketing and product development, which we believe enables us to achieve attractive margins while minimizing capital expenditures and working capital investment.

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies. While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support. We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

Competitive Strengths

Diversified Portfolio of Recognized and Established Brands.   We own and market well-recognized brands with long histories in the marketplace. On average, each of our ten major brands was established over 60 years ago and is widely recognized by consumers. Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one single category. We provide significant marketing support to our brands in order to grow our sales and our long-term profitability. The industry categories in which we sell our products, however, are highly competitive. These markets include numerous national manufacturers, distributors, marketers and retailers, many of which have greater resources than we do and may be able to spend more aggressively on advertising and marketing, which may have an adverse effect on our competitive position.

Strong Competitor in Attractive, Niche Categories.   We strategically choose to compete in niche product categories that address recurring consumer needs and that we believe are considered non-core to larger consumer and pharmaceutical companies. We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions and our low-cost operating model. However, a significant increase in the number of product introductions by our competitors in these niche markets could have an adverse effect on our sales and operating results.

Proven Ability to Develop and Introduce New Products.   We focus our marketing and product development efforts on identifying underserved consumer needs and then designing products that directly address those needs. Recent product introductions that addressed an identified consumer need include: Compound W Freeze Off™, a cryogenic wart removal product which allows consumers to use a wart freezing treatment similar to that used by doctors; Chloraseptic Relief Strips™, which combine popular dissolvable strips with Chloraseptic’s sore throat relief medicine; New-Skin Scar Therapy™; a clear, odorless, non-irritating silicone gel that is applied to scars to make them less visible; Cutex Twister™, a portable and spill-proof nail polish remover; and Clear eyesTM for Dry Eyes, a moisture enriched formula that stays in your eyes for long-lasting relief. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts in this regard sometimes have the effect of reducing sales of existing products within that brand. In addition, some of our product introductions may not be successful, such as Comet Clean and Flush™, which we introduced in August 2003 and discontinued in November 2004.

Efficient Operating Model.   We focus our internal resources on marketing, sales, customer service and product development. While we directly manage the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, we outsource the operating elements of these functions to well-established, lower-cost, third-party providers. This approach allows us to benefit from third-party economies of scale and maintain a highly variable cost structure, with low overhead, limited working capital investment and minimal capital expenditures. For fiscal 2005, our gross margin was approximately 53%, while our general and administrative expenses and our capital expenditures represented less than 7% and 1% of net sales, respectively. Our operating model, however, requires us to depend on third-party providers for manufacturing and logistics services. In the event that our third-party providers are unable or unwilling to supply or ship our products, our inventory levels, sales, gross margins and, ultimately, our results of operations could be adversely affected.

Experienced Senior Management Team with Proven Ability to Acquire, Integrate and Grow Brands.   We have an experienced senior management team averaging over 30 years of consumer products experience in marketing, sales, customer service and product development. Since joining our company, this senior management team has increased our sales and integrated several brands into our portfolio. Unlike many large consumer products companies, which we believe often entrust their smaller brands to rotating junior employees, our experienced managers are dedicated to specific brands and remain with those brands as they grow and evolve. Prior to managing our company, Peter Mann, our chief executive officer, Peter Anderson, our chief financial officer, and several other members of our management team held senior positions at a publicly traded consumer products company.

Growth Strategy

Our growth strategy is to focus on our marketing, sales, customer service and product development efforts in order to continue to enhance our brands and drive growth. We plan to execute this strategy through:

•       Investing in Advertising and Promotion.   We will continue to invest in advertising and promotion to drive the growth of our brands. Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted couponing programs and in-store advertising. While the absolute level of marketing expenditure differs by brand and category, we typically have increased the amount of investment in our brands after acquiring them. For example, after the acquisition of Clear eyes in 2002, we introduced new packaging and increased advertising and promotion, which resulted in growth in domestic annual brand sales of approximately 22% during fiscal 2005. Given the competition in our industry, however, there is a risk that our marketing efforts may not result in increased sales and profitability.

•       Growing our Categories and Market Share with Innovative New Products.   Our strategy is to grow the number of categories in which we participate, the size of those categories and our share within those categories through ongoing product innovation. For example, we launched an artificial tears product called Clear eyes for Dry Eyes, which we expect to increase the Clear eyes brand’s market share in the eye care category. While there is a risk that new product introductions may at times be offset to varying degrees by reduced sales of existing products, our goal is to grow the overall sales of our brands.

•       Increasing Distribution Across Multiple Channels.   Our broad distribution base ensures that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends. Recently, we have expanded our sales in dollar stores, introducing customized packaging and sizes of our products for this higher growth channel. For example, Comet and Spic and Span have grown approximately 6% and 87%, respectively, in this channel during fiscal 2005. There is a risk that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our sales and profitability.

•       Growing Our International Business.   We intend to increase our focus on growing our international business. International sales outside of North America represent approximately 2% of our net sales for fiscal 2005. Management believes that international sales can become a significant percentage of our business. Clear eyes, Murine and Chloraseptic are currently sold internationally, and a number of our other brands have previously been sold internationally. Management intends to expand the number of our brands sold through our existing international distribution network and is actively negotiating with additional distribution partners for further expansion into other international markets. There is a risk that increasing our focus on international growth may divert attention and resources from implementing our domestic business strategy.

•       Pursuing Strategic Acquisitions.   We have an active corporate development program and intend to continue to pursue strategic add-on acquisitions that enhance our product portfolio. We seek to acquire highly complementary, recognized brands in attractive categories and channels. For example, we recently purchased the Little Remedies brand, which competes in the pediatric over-the-counter drug category, where we previously had a limited presence. Our management team has a long track record of successfully identifying, acquiring and integrating new brands. We believe we have a strong pipeline of attractive acquisition candidates, and that our strong cash flow will enhance our ability to successfully pursue these acquisitions. We believe our business model will allow us to integrate these future acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings. There is a risk, however, that our operating results could be adversely affected in the event we do not realize all of the anticipated operating synergies and cost savings from any future acquisitions. In addition, provisions in our senior credit facility and the indenture governing our senior notes may limit our ability to engage in strategic acquisitions.

Market Position

Approximately 71% of our net sales from the fiscal 2005 are from brands with a number one or number two market position, which include Chloraseptic, Clear eyes, Comet, Compound W, Cutex and New-Skin.

See “Market, Ranking and Other Data” on page 22 of this document for information regarding market share and ACV calculations.

Our History

Originally formed in 1996, as a joint venture of Medtech Labs and The Shansby Group, to acquire over-the-counter drug brands from American Home Products, our Company has been led by chief executive officer, Peter Mann, and chief financial officer, Peter Anderson, since 2001. Since that time, our Company’s portfolio of brand name products has expanded from over-the-counter drugs to include household cleaning and personal care products. We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies. In February 2004, GTCR Golder Rauner II, LLC, a private equity firm, acquired our business from the original founders, as well as the Spic and Span business, with Peter Mann and Peter Anderson continuing to lead the management team. In this Form 10-K, we refer to this acquisition as the “Medtech acquisition.”

In April 2004, we acquired Bonita Bay Holdings, Inc. Bonita Bay was the parent holding company of Prestige Brands International, Inc. and conducted its business under the “Prestige” name. After we completed this acquisition, we began to conduct our business under the “Prestige” name. In this Form 10-K, we refer to the acquisition of Bonita Bay as the “Bonita Bay acquisition.” The Bonita Bay portfolio included the following major brands: Chloraseptic, Comet, Clear eyes and Murine. Since the Bonita Bay acquisition, we have successfully integrated its operations and realized approximately $12 million of annual cost savings, exceeding our initial estimates.

In October 2004, we acquired the rights to the Little Remedies brands through our purchase of Vetco, Inc. Vetco is engaged in the development, distribution and marketing of pediatric over-the-counter healthcare products, primarily marketed under the Little Remedies brand name. Vetco’s products include Little Noses® nasal products, Little Tummy’s® digestive health products, Little Colds® cough/cold remedies and Little Remedies New Parents Survival Kits. The Little Remedies products deliver relief of common childhood ailments without unnecessary additives such as saccharin, alcohol, artificial flavors, coloring dyes or harmful preservatives. In this Form 10-K, we refer to the acquisition of Vetco as the “Vetco acquisition.”

In February 2005, we raised $448.0 million through an initial public offering of 28,000,000 shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ discounts and commissions and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005), to repurchase an aggregate of 4,397,950 shares of our common stock held by the investment funds affiliated with GTCR Golder Rauner, LLC (“GTCR”) and TCW/Crescent Mezzanine, LLC (“TWC/Crescent”) for $30.2 million, and to contribute $199.8 million to Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4,200,000 shares by the selling stockholders as a result of underwriters’ exercising over-allotment option.

Products

We conduct our operations through three principal business segments: over-the-counter drug, household cleaning and personal care.

Over-the-Counter Drug Category

Our portfolio of over-the-counter drugs consists of Clear eyes, Murine, Chloraseptic, Compound W, the Little Remedies line of pediatric over-the-counter healthcare products, and first aid products such as New-Skin and Dermoplast. Our other brands in this category include Percogesic®, and Momentum®, Freezone®, Mosco®, and Outgro®, Sleep-Eze®, Compoz® and Heet®. For fiscal 2005, the over-the-counter drug category accounted for 55.1% of our net sales.

Clear eyes and Murine.   Bonita Bay purchased the Clear eyes and Murine brands from Abbott Laboratories in December 2002. Since its introduction in 1968, the Clear eyes brand has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye. Clear eyes has an ACV of 92%. The Murine brand is over 100 years old. Murine products consist of both lubricating and soothing eye drops and ear wax removal aids. Clear eyes, Murine Tears and Murine Ear Care are leading brands in the over-the-counter personal eye and ear care categories. The 0.5 oz. size of Clear eyes redness relief eye drops is the number one selling product in the eye redness relief category and Clear eyes is the number two brand in that category with 16.7% market share. The ear drop category is composed of products that loosen earwax, treat trapped water (swimmer’s ear) and treat ear aches. Murine is the number three ear care brand with 16.0% market share.

Chloraseptic.   Bonita Bay acquired Chloraseptic in March 2000 from Procter & Gamble. Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain. Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment. The Chloraseptic brand has an ACV of 96% and is number one in sore throat liquids/sprays with a 49.4% market share.

Historically, Chloraseptic products were limited to sore throat lozenges and traditional sore throat sprays that were stored and used at home. Since its acquisition, the Chloraseptic product line has been expanded to include portable sprays, gargle, mouth pain sprays and relief strips, which were introduced in July 2003 and combine popular dissolvable strips with Chloraseptic’s professionally recommended medicine. These product introductions enable us to market Chloraseptic products as a system, encourage consumers to buy multiple types of Chloraseptic products, and increase volume for the entire product line.

Compound W.   We acquired Compound W from American Home Products in 1996. The Compound W brand has a long heritage; its wart removal products having been introduced almost 50 years ago. Compound W products are specially designed to provide relief of common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off. We believe that Compound W is one of the most trusted names in wart removal.

Compound W is the number two wart removal brand in the United States with a 33.7% market share and an ACV of 88%. Since Compound W’s acquisition, we have successfully expanded the wart remover category and enhanced the value associated with the Compound W brand by introducing several new products. On July 1, 2003, we introduced a cryogenic wart removal product, Compound W Freeze Off, which allows consumers to use a wart freezing treatment similar to that used by doctors. Compound W Freeze Off has achieved high trade acceptance. We have also extended the Compound W brand by introducing Fast Acting Liquid, One Step Pads for Kids and Waterproof One Step Pads.

Little Noses.   Little Noses was first introduced to the market in 1992 and is marketed as a product for the relief of childhood nasal discomfort, containing no alcohol, saccharin, artificial flavors or coloring dyes. The Little Noses product line consists of saline nasal spray/drops, decongestant nose drops, a nasal aspirator for the removal of mucous from nasal passages and moisturizing nasal gel.

Little Colds.   Little Colds was first introduced to the market in 2001 and is marketed as a product for the relief of childhood cold symptoms, containing no alcohol, saccharin, artificial flavors or coloring dyes. The Little Colds product line includes six different products consisting of a multi-symptom cold relief formula, dissolvable sore throat relief strips, sore throat relief Saf-T-Pops®, cough relief formula, decongestant formula and a combined decongestant plus cough relief formula.

Little Tummy’s.   Little Tummy’s was first introduced to the market in 1994 and is marketed as a product for the relief of childhood stomach discomfort, containing no alcohol, saccharin, artificial flavors or coloring dyes. The Little Tummy’s product line consists of gas relief drops, laxative drops and a nausea relief aid.

New-Skin.   The brand has a long heritage, with the core product believed by management to be over 100 years old. New-Skin products consist of liquid bandages for small cuts and scrapes that are designed to replace traditional bandages in an effective and easy to use form. Each New-Skin product works by drying and creating a thin, clear, protective covering when applied to the skin. New-Skin competes in the liquid bandage segment of the first aid bandage category. Within this segment, New-Skin has a 37.7% market share and an 89% ACV.

Dermoplast.   We acquired Dermoplast from American Home Products in 1996. Dermoplast is an aerosol spray anesthetic for minor topical pain that was traditionally a “hospital-only” brand dispensed to mothers after giving birth. The primary use in hospitals is for post episiotomy pain, post-partum hemorrhoid pain, and for the relief of female genital itching. Dermoplast enjoys broad distribution across the drug and mass merchandise channels, with an ACV of 63%.

Since Dermoplast’s acquisition, we have introduced retail versions of the product, a move that has effectively doubled the size of the business. In addition to the traditional hospital uses mentioned above, Dermoplast offers sanitary, convenient first aid relief for pain and itching from minor skin irritations, sunburn, insect bites, minor cuts, scrapes and burns. The products are currently offered in two formulas: regular strength and antibacterial strength.

Household Cleaning Category

Our portfolio of household cleaning brands includes the Comet and Spic and Span brands. For fiscal 2005, the household cleaning category accounted for 33.8% of our net sales.

Comet.   Bonita Bay acquired Comet from Procter & Gamble in October 2001. Comet was originally introduced in 1956 and is one of the most widely recognized household cleaning brands, with an ACV of 95%. Comet products include different varieties of cleaning powders, sprays and cream, some of which are abrasive and some of which are non-abrasive. Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the household cleaning category that includes abrasive powders and non-abrasive liquids, sprays, creams and gels. The top three brands in this market are Henkel’s Soft Scrub®, Comet and Colgate Palmolive’s Ajax®. Comet is the number two brand in this sub-category with 29.9% market share behind Henkel’s Soft Scrub, which has 45.3% market share. The non-abrasive tub and tile cleaner segment is more fragmented and competitive than the abrasive segment and Comet has been attempting to build momentum in its efforts to increase its market share in the non-abrasive tub and tile cleaner segment through focused advertising and promotions, including free-standing insert coupons, hang collar coupons and television advertising.

Since Comet’s acquisition from Bonita Bay, we have expanded the brand’s distribution, increased advertising and promotion and implemented focused marketing initiatives. Comet has introduced new products to extend the brand into new categories and increase usage. Some of the significant recent product launches include the Comet Orange Brite Bathroom Spray and Comet Soft Cleanser cream products. These and other new products are aimed at extending Comet’s brand value by promoting Comet as a comprehensive cleaning system of powders, sprays and cream.

Spic and Span.   Spic and Span was introduced to the market in 1925 and is marketed as the complete home cleaner with three product lines consisting of dilutables, hard surface sprays for counter tops and glass, and soft powder, all of which can be used for multi-room and multi-surface cleaning. Since its acquisition from Procter & Gamble in January 2001, the product line has grown from eight to 28 separate items and we have increased advertising and promotional efforts supporting the products.

Personal Care Category

Our portfolio of personal care brands includes the brands of Denorex dandruff shampoo, Cutex nail products and Prell shampoo. Our other brands in this category include EZO® denture cushion, Oxipor VHC® skin-care lotion, Cloverine® skin salve, Zincon® shampoo and Kerodex® barrier cream. For fiscal 2005, the personal care category accounted for 11.1% of our net sales.

Denorex.   Denorex was acquired from American Home Products in February 2002. The Denorex brand was originally launched in 1971 to compete in the then new “therapeutic” segment of the dandruff shampoo category. The Denorex brand has strong consumer awareness as an effective solution to scalp problems, as illustrated by its ACV of 74%. The current lineup of Denorex products includes Daily, for moderate dandruff sufferers, Extra Strength and Extra Strength with Conditioner, and Therapeutic Strength and Therapeutic Strength with Conditioner for those with more serious dandruff conditions.

Denorex competes in the therapeutic segment of the dandruff shampoo category. Within the therapeutic shampoo segment Denorex has a 10.0% market share competing with McNeil-PPC’s Nizoral®, Chattem’s Selsun Blue® and Neutrogena’s T-Gel®.

Cutex.   Cutex is an old and, we believe, trusted brand, synonymous with its core products’ key function: nail polish removal. Cutex, with an ACV rating of 91%, has four product lines: Quick and Gentle Liquid Nail Polish Remover, Cutex Essential Care® Advanced Liquid, Essential Care® Advanced Nail Polish Remover Pads and Essential Care® Twister Nail Polish Remover.

Cutex is the number one brand in the nail polish remover category and has a leading 29.0% market share. The main competition comes from private label brands, which collectively have a 50.2% market share.

Prell.   Bonita Bay acquired Prell from Procter & Gamble in November 1999. Prell, which competes in the shampoo segment, was launched in 1947 and is a highly recognized shampoo brand.

The shampoo category is fragmented and populated by hundreds of brands. The fragmented nature of the shampoo segment places a premium on distribution and brand recognition and positioning. We believe Prell has a loyal base of consumers seeking shampoo at the mid-price point segment.

Marketing and Sales

Our marketing approach is based upon the acquisition and rebuilding of established consumer brands that possess what we believe to be significant brand value and unrealized potential. Our marketing objective is to increase sales and market share by developing and executing professionally designed, creative and cost-effective advertising and promotional programs. Once we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and grows the brand through product innovation. This brand building process involves the evaluation and enhancement of the existing brand name, the development and introduction of innovative new products and the professional execution of support programs. All new product concepts are thoroughly researched before launch. To ensure consistent growth, the brands are supported by an integrated trade, consumer and advertising effort, although advertising is used selectively. Recognizing that financial resources are limited, we allocate our resources to focus on those brands that show the greatest opportunities for growth and financial success. Brand priorities vary from year to year and generally revolve around the introduction of new items.

Customers

Our senior management team and dedicated sales force maintain long-standing relationships with our top 50 customers, which accounted for approximately 83% of our combined gross sales for fiscal 2005. Our sales management team consists of ten people, who focus on our key customer relationships. We also contract with third party sales management organizations that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores. The following table sets forth the percentage of gross sales to our top 50 customers across our five major distribution channels for the fiscal years 2003, 2004 and 2005:

	Percentage of Gross Sales to Top 50 Customers(1)
Channel of Distribution	2003	2004	2005
Mass	36.2%	37.8%	39.1%
Food	28.8	26.1	23.0
Drug	23.1	23.4	23.9
Dollar	5.9	7.2	9.4
Club	5.6	4.6	2.8
Other	0.4	0.9	1.8

(1)          Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product line, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel. We have recently expanded our sales in dollar stores by introducing customized packaging and sizes of our brand name products for these channels.

Our principal customer relationships include Wal-Mart, Walgreens, CVS, Target and Dollar General. For fiscal 2005, our top five and ten customers accounted for approximately 43% and 55% of our gross sales, respectively. No single customer other than Wal-Mart accounted for more than 10% of our gross sales in the most recent fiscal year and none of our other top five customers accounted for less than 3.0% of our gross sales for the most recent fiscal year. Our top fifteen customers each purchase products from virtually all of our major product lines.

Our strong customer relationships provide us with a number of important benefits including minimizing slotting fees and shortening payment time after invoicing. In addition, these relationships help us by facilitating new product introductions and ensuring prominent shelf space. We believe that management’s emphasis on strong customer relationships, speed and flexibility, leading sales technology capabilities, including electronic data interchange, e-mail, the Internet, integrated retail coverage, consistent marketing support programs and ongoing product innovation will continue to maximize our competitiveness in the increasingly complex retail environment.

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Channel of Distribution	Customers
Mass	Kmart
Meijer
Target
Wal-Mart
Drug	CVS
Rite Aid
Walgreens
Food	Ahold
Albertsons
Kroger
Publix
Safeway
Supervalu
Dollar	Dollar General
Family Dollar
Dollar Tree
Club	Costco
Sam’s Club
BJ’s Wholesale Club

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third party manufacturers fulfill all of our manufacturing needs. We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures. We select contract manufacturers based on what we believe to be the best overall value, and we take into account factors such as depth of services, the management team, manufacturing flexibility, regulatory compliance and competitive pricing. We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability. We generally only purchase finished products from our manufacturers, and none of those products require unique raw materials.

Our primary contract manufacturers provide comprehensive services, from product development through the manufacturing of finished goods, and are responsible for such matters as production planning, product research and development, procurement, production and quality testing. The manufacturer is responsible for all capital expenditures and works with us to develop improved packaging and promotional offers. In most instances, we provide our contract manufacturers with guidance in the form of product development, performance criteria, regulatory guidance, sourcing of packaging materials and monthly master production schedules. This management approach results in minimal capital expenditures and maximizes our cash flow, which is reinvested to support our marketing initiatives and to repay outstanding indebtedness.

We have relationships with over 25 third-party manufacturers. As of March 31, 2005, we sold 94 types of products. We do not have long-term contracts with the manufacturers of 59 of those types of products. These 59 types of products accounted for approximately 29% of our gross sales for fiscal 2005. Not having manufacturing agreements for these products exposes us to the risk that the manufacturer could stop producing our products at any time, for any reason or fail to provide us with the level of products we need to meet our customers’ demands.

Our largest suppliers of manufactured goods for fiscal 2005 included Vijon Laboratories, Abbott Laboratories, Kolmar Canada, Procter & Gamble, OraSure Technologies, Humco Holdings and Alticor. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the third-party manufacturer and the products being supplied. These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced. The manufacturing agreements are typically one to seven years in duration and prices under these agreements generally are established annually and subject to quarterly adjustments for changes to raw material and packaging costs. Labor cost increases are generally limited to increases in the consumer price index. All of our other products are manufactured on a purchase order basis. Orders are generally based on batch sizes and result in no long-term obligations or commitments.

Warehousing and Distribution

We receive orders from retailers and/or brokers primarily by electronic data interchange, or EDI, which automatically enters each order into our systems and then routes the order to our distribution center. The distribution center will, in turn, send a confirmation that the order was received, fill the order and ship the order to the customer, while sending a shipment confirmation to us. Upon receipt of the confirmation, we send an invoice to the customer.

We manage product distribution in the mainland United States through one facility located in St. Louis, leased and operated by Ozburn-Hessey Logistics. Ozburn-Hessey handles all finished goods storage and all customer shipments, as well as the counting and disposition of customer returns. Our agreement with Ozburn-Hessey was to expire in May 2007; however, on April 12, 2005, the Company exercised the termination option in the agreement by giving Ozburn-Hessey 120 days advance written notice. In April 2005, the Company entered into a material definitive Storage and Handling Agreement with Warehousing Specialist, Inc. (“WHI”) and a Transportation Management Agreement with Nationwide Logistics, Inc. (“NLI”). Both WHI and NLI are subsidiaries of The Arthur Wells Group. We believe that the new agreements with WHI and NLI will improve customer service and increase efficiency in our warehousing and distribution operations.

The Storage and Handling Agreement provides that, for a term of thirty-six months commencing on the first shipment of our product to WHI’s warehouse, WHI shall provide warehouse services, including without limitation, storage, handling and shipping services to us with respect to our full line of products. The Transportation Management Agreement provides that, for a term of thirty-six months, NLI shall provide complete management services, claims administration, proof of delivery procurement, report generation and automation and tariff compliance services to us with respect to our full line of products.

If Ozburn-Hessey, WHIor NLI abruptly stopped providing logistics services to us, our business operations could suffer a temporary disruption while a new services provider was engaged. We believe this process could be completed quickly and any temporary disruption resulting therefrom would have an insignificant effect on our operating results and financial condition.

Competition

The business of selling brand name consumer products in the over-the-counter drug, household cleaning and personal care categories is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.

Our principal competitors vary by industry category. Competitors in the over-the counter drug category include Pfizer, maker of Visine®, which competes with our Clear eyes brand; McNeill-PPC, maker of Tylenol® Sore Throat, which competes with our Chloraseptic brand; Schering-Plough, maker of Dr. Scholl’s®, which competes with our Compound W brand; Johnson & Johnson, maker of BAND-AID® Brand Liquid Bandage, which competes with our New-Skin brand; and GlaxoSmithKline, maker of Debrox®, which competes with our Murine brand. Competitors in the household cleaning category include Henkel, maker of Soft Scrub, and Clorox, maker of Tilex®, each of which competes with our Comet brand, and Clorox’s Pine Sol®, which competes with our Spic and Span brand. Competitors in the personal care category include Johnson & Johnson, maker of T-Gel shampoo, which competes with our Denorex brand, and Del Laboratories, maker of Sally Hansen®, which competes with our Cutex brand. Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on advertising and marketing and to respond more effectively to changing business and economic conditions than us. If this were to occur, our sales, operating results and profitability would be adversely affected.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales. The structure and quality of the sales force, as well as consumption of our products affects in-store position, wall display space and inventory levels in retail outlets. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected. Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in the amount of product introductions by our competitors could have a material adverse effect on our sales and operating results.

Regulation

Product Regulations.   The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the Environmental Protection Agency, or EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Regulatory issues are handled internally by management and an experienced FDA consultant. Our operations team works closely with our third-party providers on quality matters and makes frequent site visits. When and if the FDA chooses to audit a particular facility that is manufacturing one of our products, we are notified immediately and updated on the progress of the audit as it proceeds. To prepare manufacturers for audits, we perform “mock” FDA inspections at least biannually. Our management intends to continue this procedure across all of our brands. This continual evaluation process ensures that our manufacturing processes and products are of the highest quality and in compliance with all regulatory needs. If we or our manufacturers fail to comply with these regulations, we could become subject to significant claims or penalties, which could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, which could result in a significant loss of sales revenues.

All of our over-the-counter drug products are regulated pursuant to the FDA’s monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of over-the-counter drug products. Where the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses. However, unless there is a serious safety or efficacy issue, the FDA will typically exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

In accordance with the FDC Act and FDA regulations, the manufacturing processes of our third party manufacturers must also comply with the FDA’s current Good Manufacturing Processes (“cGMPs”). The FDA inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with cGMPs.

Other Regulations.   We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to import/export regulations and antitrust issues. To the extent we decide to commence or expand operations in additional countries, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. We must also comply with product labeling and packaging regulations that may vary from country to country. Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently. In addition, we are subject to FTC and state regulations, as well as foreign regulations, relating to our product claims and advertising. If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties.

Intellectual Property

We own a number of trademark registrations and applications in the United States, Canada and other foreign countries. The following are some of the most important trademarks registered in the United States: Chloraseptic, Clear eyes, Cinch®, Cloverine, Comet, Compound W, Compoz, Cutex, Denorex, Dermoplast, Essential Care, Freezone, Heet, Kerodex, Momentum, Mosco, Murine, New-Skin, Outgro, Oxipor VHC, Percogesic, Prell, Simple Pad®, Simplegel®, Sleep-Eze, Spic and Span, Vacuum Grip® and Zincon. In addition, we have an exclusive royalty bearing license to use the EZO trademark in the United States for the ten year term ending on December 31, 2012, at which time we shall have the right to purchase the trademark for $1,000. While we own the U.S. trademark registration for Kerodex, we have an obligation to pay royalties to Unilever/Scientific with respect to the manufacture and sale of barrier creams sold in the United States under the Kerodex trademark. This royalty obligation will continue so long as we make, use or sell these products in the United States.

Our trademarks and tradenames are how we convey that the products we sell are “brand name” products. Our ownership of these trademarks and tradenames enables us to prevent others from using them and allows us to compete based on the value associated with them. Enforcing our proprietary rights in these trademark and tradenames, however, is expensive. If we are not able to effectively enforce our rights, others may be able to dilute our trademarks and tradenames and hurt the value that our customers associate with our brands, which could adversely affect our sales and operating results.

As part of Bonita Bay’s acquisition of the Clear eyes and Murine product lines from Abbott Laboratories in 2002, specified country closings were scheduled to take place after 2003 in order for the parties to obtain the necessary regulatory approvals in those countries. While a number of those closings have occurred and the trademark registrations and applications in such countries have been assigned to us, we and Abbott are still in the process of executing separate agreements to effect assignments of trademark registrations and applications for the Clear eyes and Murine trademarks in some countries that represent smaller markets for us.

Bonita Bay acquired other intellectual property rights from Procter & Gamble and Abbott Laboratories when it acquired the trademarks related to the Comet, Chloraseptic, Clear eyes, Murine and Prell product lines; however, we did not in each case obtain title to all of the intellectual property used to manufacture and sell those products. Therefore, we are dependent upon Procter & Gamble, Abbott Laboratories and other third parties for intellectual property used in the manufacture and sale of some of our products. For example, we rely on third parties for intellectual property relating to Comet products, Chloraseptic strips, Prell shampoo, Spic and Span dilutables, Cinch spray and Spic and Span soft powder. We have licenses for such intellectual property or manufacturing agreements with the owners of such intellectual property. However, if we are unable to maintain these arrangements, we would have to establish new arrangements with different licensors or manufacturers. If this were to occur, we could experience disruptions in our business, our ability to meet customer demand could be constrained, and our sales and operating results could be adversely affected.

We have granted MF Distributions, Inc. an exclusive license (with an option to purchase) to sell Spic and Span and Cinch products in Canada for a royalty. In 2003, we assigned our Italian trademark applications and registrations for Spic and Span and Cinch to Conter, S.p.A., and entered into a concurrent use agreement with Conter with respect to such marks.

We have granted Procter & Gamble the right to use the Comet and Chlorinol® trademarks in the commercial/institutional/industrial segment in the United States and Canada until 2010 and in all of its segments in specified Eastern European countries until 2006. In addition, we have granted to Procter & Gamble the right to use the Spic and Span trademark in connection with cleaning products for use primarily outside the home and in a business or institution until 2009.

Information Technology

We use ACCPAC as our business management system. The system handles our accounts receivable, accounts payable, inventory control, purchase order, order entry and general ledger transactions. Because this system gives us the ability to manage several different companies at the same time, we anticipate that any integration required as the result of future acquisitions will be completed without disruption to our daily operations.

For EDI transactions, we use Gentran, a software from Sterling Commerce which is one of the most widely used packages for EDI in the United States. The above systems, along with our highly experienced staff located in Jackson, Wyoming, gives us the capability to add brands or entire companies to the portfolio in a seamless fashion.

Employees

We employed 75 individuals as of March 31, 2005. None of our employees are party to collective bargaining agreements. Management believes that its relations with its employees are good.

Backlog Orders

The Company had no backlog orders as of March 31, 2005.

RISK FACTORS

The high level of competition in our industry could adversely affect our sales, operating results and profitability.

The business of selling brand name consumer products in the over-the-counter drug, household cleaning and personal care categories is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.

Our principal competitors vary by industry category. Competitors in the over-the counter drug category include Pfizer, maker of Visine, which competes with our Clear eyes brand; McNeill-PPC, maker of Tylenol Sore Throat, which competes with our Chloraseptic brand; Schering-Plough, maker of Dr. Scholl’s, which competes with our Compound W brand; Johnson & Johnson, maker of BAND-AID Brand Liquid Bandage, which competes with our New-Skin brand; and GlaxoSmithKline, maker of Debrox, which competes with our Murine brand. Competitors in the household cleaning category include Henkel, maker of Soft Scrub, and Clorox, maker of Tilex, each of which competes with our Comet brand, and Clorox’s Pine Sol, which competes with our Spic and Span brand. Competitors in the personal care category include Johnson & Johnson, maker of T-Gel shampoo, which competes with our Denorex brand, and Del Laboratories, maker of Sally Hansen, which competes with our Cutex brand. Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on advertising and marketing and to respond more effectively to changing business and economic conditions than us. If this were to occur, our sales, operating results and profitability would be adversely affected.

Some of our product lines that account for a large percentage of our sales have a small market share relative to our competitors. For example, while Clear eyes has a number two market share position of 16.7%, its top competitor, Visine, has a market share of 41.7%. In contrast, some of our brands with number two market positions have a similar market share relative to our competitors. For example, Compound W has a number two market position of 33.7% and its top competitor, Dr. Scholl’s Clear Away®, has a market position of 40.0%. Also, while Cutex is the number one brand name nail polish remover with a market share of 29.0%, non-branded, private label nail polish removers account, in the aggregate, for 50.2% of the market. Finally, while our New-Skin liquid bandage product has a number one market position of 37.7%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category. See “Market, Ranking and Other Data” section on page 22 of this document for information regarding market share calculations.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. The structure and quality of the sales force, as well as consumption of our products affects in-store position, wall display space and inventory levels in retail stores. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected. Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in the amount of product introductions by our competitors could have a material adverse effect on our sales and operating results.

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. Competitive pricing may require us to reduce prices and may result in lost sales or a reduction of our profit margins. Future price or product changes by our competitors may have a material adverse effect on us or we may be unable to react with price or product changes of our own to maintain our current market position.

We depend on a limited number of customers for a large portion of our gross sales and the loss of one or more of these customers could reduce our gross sales and therefore, could have a material adverse effect on our business, financial condition and results of operations.

For fiscal 2005, our top five and ten customers accounted for approximately 43% and 55% of our gross sales, respectively. Wal-Mart, which itself accounted for approximately 25% of our gross sales, is our only customer that accounted for 10% or more of our gross sales for fiscal 2005. We expect that for the year ending March 31, 2006 and future periods, our top five and ten customers, including Wal-Mart, will, in the aggregate, continue to account for a large portion of our gross sales. The loss of one or more of our top customers, any significant decrease in sales to these customers, or any significant decrease in our retail display space in any of these customers’ stores, could reduce our gross sales, and therefore, could have a material adverse effect on our business, financial condition and results of operations.

In addition, our business is based primarily upon individual sales orders. We typically do not enter into long-term contracts with our customers. Accordingly, our customers could cease buying products from us at any time and for any reason. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. If a significant number of our customers elect not to purchase products from us, our business, prospects, financial condition and results of operations could be adversely affected.

We depend on third party manufacturers to produce the products we sell. If we are unable to maintain these manufacturing relationships or fail to enter into additional or different arrangements, we may be unable to meet customer demand and our sales and profitability may suffer as a result.

All of our products are produced by third party manufacturers. Without adequate supplies of merchandise to sell to our customers, sales would decrease materially and our business would suffer. In the event that our third party manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. In addition, identifying alternative manufacturers without adequate lead times can compromise required product validation and stability work, which may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace. The consequences of not securing adequate and timely supplies of merchandise would negatively impact inventory levels, sales and gross margin rates, and ultimately our results of operations.

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards or applicable regulatory requirements. If we are forced to rely on products of inferior quality, then our brand recognition and customer satisfaction would likely suffer, which would likely lead to reduced sales. These manufacturers may also increase the cost of the products we purchase from them. If our manufacturers increase our costs, our margins would be adversely affected if we cannot pass along these increased costs to our customers.

As of March 31, 2005, we sold 94 types of products. We do not have long-term contracts with the manufacturers of 59 of those types of products. These 59 types of products accounted for approximately 29% of our gross sales for fiscal 2005. The fact that we do not have long-term contracts with these manufacturers means that they could cease manufacturing these products at any time and for any reason.

Disruption in our main distribution center may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

We manage our product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to our main distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace our distribution center. As a result, any such serious disruption could have a material adverse effect on our sales and profitability.

Efforts to acquire other companies, brands or product lines may divert our managerial resources away from our business operations, and if we complete an acquisition, we may incur or assume additional liabilities or experience integration problems.

Part of our growth has been driven by acquiring other companies. At any given time, we may be engaged in discussions with respect to possible material acquisitions or other business combinations that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus. Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. These efforts could divert the attention of our management and key personnel from our business operations. If we complete acquisitions, we may also experience:

•       difficulties in integrating any acquired companies, personnel and products into our existing business;

•       delays in realizing the benefits of the acquired company or products;

•       higher costs of integration than we anticipated;

•       difficulties in retaining key employees of the acquired business who are necessary to manage the business;

•       difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•       adverse customer reaction to the business combination.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.

Regulatory matters governing our industry could have a significant negative effect on our sales and operating costs.

In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. If we or our third party manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could materially adversely affect our operating results or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of sales revenues.

In accordance with the Federal Food, Drug and Cosmetic Act, or FDC Act, and FDA regulations, the manufacturing processes of our third party manufacturers must also comply with the FDA’s cGMPs. The FDA inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with cGMPs. A history of past compliance is not a guarantee that future cGMPs will not mandate other compliance steps and associated expense.

If we or our third party manufacturers fail to comply with federal, state or foreign regulations, we could be required to:

•       suspend manufacturing operations;

•       change product formulations;

•       suspend the sale of products with non-complying specifications;

•       initiate product recalls; or

•       change product labeling, packaging or advertising or take other corrective action.

Any of these actions could materially and adversely affect our financial results.

In addition, our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products.

Product liability claims could adversely affect our sales and operating results.

We may be required to pay for losses or injuries purportedly caused by our products. We have been and may again be subjected to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions regarding their use or inadequate warnings concerning side effects and interactions with other substances. For example, Denorex products contain coal tar which the State of California has determined causes cancer and our packaging contains a warning to this effect. In addition, any product liability claims may result in negative publicity that may adversely affect our sales and operating results. Also, if one of our products is found to be defective we may be required to recall it, which may result in substantial expense and adverse publicity and adversely affect our sales and operating results. Although we maintain, and require our material suppliers and third party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could hurt our financial condition. In addition, we may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

If we are unable to protect our intellectual property rights our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and tradenames. The trademarks and tradenames on our products are how we convey that the products we sell are “brand name” products, and we believe consumers ascribe value to our brands. We own the material trademark and tradename rights used in connection with the packaging, marketing and sale of our products. This ownership is what prevents our competitors or new entrants to the market from using our valuable brand names. Therefore, trademark and tradename protection is critical to our business. Although most of our material trademarks are registered in the United States and in applicable foreign countries, we may not be successful in asserting trademark or tradename protection. If we were to lose the exclusive right to use our brand names, our sales and operating results would be materially and adversely affected. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition.

Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace. If our brands become diluted, or if our competitors are able to introduce brands that cause confusion with our brands in the marketplace, it could adversely affect the value that our consumers associate with our brands, and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able to successfully resolve these claims. In that event, we may lose our ability to use the brand names that were the subject of these claims, which could have a material adverse impact on our sales and operating results.

We depend on third parties for intellectual property relating to some of the products we sell, and our inability to maintain or enter into additional or future license agreements may result in our failure to meet customer demand, which would adversely affect our operating results.

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trade dress, patents and other technology) used in the manufacture and sale of some of our products. In the event that any such license or manufacturing agreement is terminated as a result of our breach (e.g., by our failure to pay royalties or breach of confidentiality), we may lose the right to use or have reduced rights to use the intellectual property covered by such agreement and may have to develop or obtain rights to use other intellectual property. Similarly, our rights could be reduced if the applicable licensor or contract manufacturer fails to maintain the licensed patents or trade secrets because in such event our competitors could obtain the right to use the intellectual property without restriction. If this were to occur, we might not be able to develop or obtain replacement intellectual property in a timely manner and the products modified as a result of this development may not be well-received by customers. The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our results of operations through failure to meet consumer demand for the affected products, the cost of developing or obtaining different intellectual property and possible reduction in sales of the affected products. In addition, development of replacement products may be time-consuming, expensive and ultimately may not be feasible.

We depend on our key personnel and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. While we believe we have developed depth and experience among our key personnel, our business may be adversely affected if one or more of these key individuals left. We do not maintain any key-man or similar insurance policies covering any of our senior management or key personnel.

Our substantial indebtedness could adversely affect our financial health and the significant amount of cash we must generate to service our debt will not be available to reinvest in our business.

We have a significant amount of indebtedness. As of March 31, 2005, our total indebtedness, including current maturities, is approximately $495.4 million, and we are able to borrow an additional $60.0 million under our amended revolving credit facility.

Our substantial indebtedness could:

•       increase our vulnerability to general adverse economic and industry conditions;

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•       limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•       place us at a competitive disadvantage compared to our competitors that have less debt; and

•       limit, among other things, our ability to borrow additional funds.

The terms of the indenture governing the 9¼% senior subordinated notes and the senior credit facility allow us to issue and incur additional debt upon satisfaction of conditions set forth in the respective agreements. If new debt is added to current debt levels, the related risks described above could intensify.

Our operating flexibility is limited in significant respects by the restrictive covenants in the senior credit facility and the indenture governing the notes.

The senior credit facility and the indenture governing the notes impose restrictions on us that could increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for, and reacting to, changes in our business and industry. Specifically, these restrictions limit our ability to:

•       borrow money or issue guarantees;

•       pay dividends, purchase stock or make other restricted payments to shareholders;

•       make investments;

•       use assets as security in other transactions;

•       sell assets or merge with or into other companies;

•       enter into transactions with affiliates;

•       sell stock in our subsidiaries; and

•       create or permit restrictions on the ability of our subsidiaries to pay dividends or make other payments to our company.

Our ability to engage in these types of transactions is generally limited by the terms of the senior credit facility and the indenture governing the notes, even if we believe that a specific transaction would positively contribute to our future growth, operating results or profitability. However, if we are able to enter into these types of transactions under the terms of the senior credit facility and the indenture, or if we obtain a waiver with respect to any specific transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore negatively impact our business and operating results.

In addition, the senior credit facility requires us to meet specified financial ratios. For example, we must:

•       have a leverage ratio of less than 5.50 to 1.0 for the quarter ended June 30, 2005, and decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter. Our leverage ratio was less than 5.50 to 1.0 for the quarter ended March 31, 2005;

•       have an interest coverage ratio of greater than 2.50 to 1.0 for the quarter ended June 30, 2005, and increasing to 3.25 to 1.0 for the quarter ending March 31, 2011. Our interest coverage ratio was greater than 2.50 to 1.0 for the quarter ended March 31, 2005; and

•       have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended June 30, 2005, and for each quarter thereafter until the quarter ending March 31, 2011. Our fixed charge coverage ratio was greater than 1.5 to 1.0 for the quarter ended March 31, 2005.

Although we believe we are on track to meet and/or maintain these financial ratios, our ability to do so may be affected by events outside our control. Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility.

The senior credit facility and the indenture governing the notes contain cross-default provisions that may result in the acceleration of all our indebtedness.

The senior credit facility and the indenture governing the notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement. The result is that upon our default under one debt agreement, all indebtedness may become immediately due and payable under the senior credit facility and the indenture. Under the senior credit facility, failure to make a payment required by the indenture, among other things, may lead to an event of default under the credit agreement. Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indenture. If the debt under the senior credit facility and indenture were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2005 would have been approximately $495.4 million. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we may not have sufficient liquidity in the future. Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness. As of March 31, 2005, the book value of our current assets was $79.7 million. Although the book value of our total assets was $1,001.1 million, approximately $903.2 million was in the form of intangible assets, a significant portion of which are illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

Any failure to comply with the restrictions of the senior credit facility, the indenture related to the notes or any other subsequent financing agreements may result in an event of default. Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding market share and ranking, including our position and the position of our competitors within these markets are based on data generated by the independent market research firm Information Resources, Inc., which we refer to as “Information Resources.” Information Resources reports retail sales in the food, drug and mass merchandise markets. Information Resources data for the mass merchandise market, however, does not include Wal-Mart, which ceased providing sales data to Information Resources in 2001. Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from Information Resources data does not significantly change our market share or ranking relative to our competitors.

Unless otherwise indicated, all references in this Form 10-K to:

•       “market share” or “market position” are based on sales in the United States, as calculated by Information Resources for the 52 weeks ended March 20, 2005.

•       “ACV” refer to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 20, 2005. ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally. For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%. We believe that ACV is a measure of a product’s importance to major retailers. We believe that a high ACV evidences a product’s attractiveness to consumers, as major retailers will try and carry products which are demanded by its customers. Lower ACV measures would indicate that a product is not as available to consumers because major national and regional retailers do not carry products for which consumer demand may not be as high. For these reasons, we believe that ACV is an important measure to investors in brand name consumer product companies like Prestige.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Irvington, New York, a suburb of New York City. Primary functions undertaken at the Irvington facility include senior management, marketing, sales, operations and finance. The lease on the Irvington facility expires on April 30, 2009. We also have a secondary administrative center in Jackson, Wyoming. Primary functions undertaken at the Jackson facility include back office functions such as invoicing, credit and collection, general ledger and customer service. The lease on the Jackson facility expires on December 31, 2005.

ITEM 3.                LEGAL PROCEEDINGS

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of our subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. We sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Pecos and Medtech. The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005 the Company was served with process by our former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company. The Company has answered and counterclaimed against Dickstein and also filed a third party complaint against the Lexington Insurance

Company, our product liability insurer. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005 the Company was served with a complaint in a class action filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. et al, relating to the Company’s Little Remedies pediatric cough products. The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use. The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo. There is no allegation of physical injury caused by the product or the ingredient. The Company is still evaluating its position in this litigation; however, the use of dextromethorphan in pediatric products is fully consistent with and supported by FDA regulations.

We are also involved from time to time in routine legal matters and other claims incidental to our business. When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. We believe the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on our financial condition or results of operation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “PBH.” Our initial public offering occurred on February 9, 2005, and the first day of trading was February 10, 2005. The high and low closing price during the fourth quarter ended March 31, 2005, as reported by the New York Stock Exchange, was $18.65 and $17.26, respectively.

Holders

As of June 1, 2005, there were approximately 58 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have not in the past paid, and do not expect for the foreseeable future, to pay dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions under our senior credit facility and the indenture governing our 9 1/4% senior subordinated notes, and any other considerations our board of directors deems relevant.

Reorganization as a Corporation/Repurchases

The Company is the direct parent company of Prestige International Holdings, LLC, a Delaware limited liability company, which was our former top-tier holding company. In this discussion, we refer to the Company as “Prestige Holdings” and Prestige International Holdings, LLC as “Prestige LLC.” Prestige Holdings became the direct parent of Prestige LLC pursuant to a reorganization that took place prior to the completion of the common stock offering. The reorganization did not affect our operations, which we continue to conduct through our operating subsidiaries.

The reorganization was effected under the terms of an exchange agreement among Prestige Holdings, Prestige LLC and each holder of common units of Prestige LLC. Pursuant to the agreement, the holders of common units of Prestige LLC exchanged all of their common units for an aggregate of 26,666,667 shares of common stock of Prestige Holdings. In addition, pursuant to the reorganization, members of our management team and other employees contributed an aggregate of 268,717 shares of common stock to Prestige Holdings for no consideration at the completion of the offering. After completion of the initial public offering, Prestige Holdings contributed a portion of the net offering proceeds to Prestige LLC, which used such proceeds to redeem all of its senior preferred units and class B preferred units, thus causing Prestige LLC to become a wholly owned subsidiary of Prestige Holdings.

ITEM 6.                SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc and Predecessor

Summary historical financial data for the fiscal years ended March 31, 2001, 2002 and 2003, and for the period from April 1, 2003 to February 5, 2004 is referred to as the “predecessor” information. On February 6, 2004, an indirect subsidiary of Prestige Brands Holdings, Inc. acquired Medtech Holdings, Inc. and The Denorex Company, which at the time were both under common control and management, in a transaction accounted for using the purchase method. The summary financial data after such dates, referred to as “successor” information, includes the financial statement impact of recording fair value adjustments arising from such acquisitions. In addition, the summary financial data includes the impact of the Spic & Span, Bonita Bay and Vetco acquisitions from their respective acquisition dates.

	Fiscal Year Ended March 31,			April 1, 2003 to February 5,	February 6, 2004 to March 31,	Fiscal Year Ended March 31,
	2001	2002	2003	2004	2004	2005
		(predecessor basis)			(successor basis)
	(dollars in thousands, except per share data)
Income Statement Data:
Total revenues	$8,655	$46,201	$76,439	$69,059	$18,861	$303,318
Cost of sales(1)	3,075	18,699	27,475	26,254	10,023	141,348
Gross profit	5,580	27,502	48,964	42,805	8,838	161,970
Advertising and promotion expenses	149	5,230	14,274	12,601	1,689	38,402
Depreciation and amortization expense	305	3,992	5,274	4,498	931	9,800
General and administrative expenses	560	8,576	12,075	12,068	1,649	20,198
Interest expense, net	2,051	8,766	9,747	8,157	1,725	44,726
Other expense(2)	124	—	685	1,404	—	26,863
Income from continuing operations before taxes	2,391	938	6,909	4,077	2,844	21,981
Provision/(benefit) for income taxes	(77)	311	3,902	1,684	1,054	8,522
Income from continuing operations	2,468	627	3,007	2,393	1,790	13,459
Income/(loss) from discontinued operations	60	(67)	(5,644)	—	—	—
Cumulative effect of change in accounting principle	—	—	(11,785)	—	—	—
Net income/(loss)	$2,528	$560	$(14,422)	$2,393	$1,790	$13,459
Cumulative preferred dividends on Senior Preferred and Class B Preferred units					(1,390)	(25,395)
Net income (loss) available to common shareholders					$400	$(11,936)
Net income (loss) per common share					$0.02	$(0.41)
Basic and diluted weighted average shares outstanding					26,571,155	29,389,329
Other Financial Data:
Capital expenditures	$123	$95	$421	$66	$42	$365
Cash provided by (used in):
Operating activities	1,978	3,940	12,519	7,843	(1,706)	51,042
Investing activities	(37,542)	(4,412)	(2,165)	(576)	(166,874)	425,844
Financing activities	36,491	5,526	(14,708)	(8,629)	171,973	376,743
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,830	$7,884	$3,530		$3,393	$5,334
Total assets	151,292	174,783	143,910		326,622	1,001,135
Total long term debt, including current maturities	80,918	93,530	81,021		148,694	495,360
Members’/shareholders’ equity	46,030	59,201	44,797		126,509	385,846

(1)             For the period from February 6, 2004 to March 31, 2004 and the twelve months ended March 31, 2005, cost of sales includes $1,805 and $5,335, respectively, of charges related to the step-up of inventory.

(2)             For fiscal 2005, other expense includes a loss on debt extinguishment of $26,854.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data,” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. Future results could differ materially from the discussion below for many reasons, including the factors described in “Risk Factors” in this Form 10-K. Tables and other data in this section may not total due to rounding.

General

Overview.   We sell well-recognized, brand name over-the-counter drug, household cleaning and personal care products. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies. While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support. We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

In February 2005, we raised $448.0 million through an initial public offering of 28,000,000 shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ discounts and commissions and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005), to repurchase an aggregate of 4,397,950 shares of our common stock held by the GTCR funds and the TCW/Crescent funds for $30.2 million, and to contribute $199.8 million to Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4,200,000 shares by the selling stockholders as a result of underwriters exercising their over-allotment options.

Purchase Accounting Effects.   The acquisitions of Medtech, Spic and Span, Bonita Bay and Vetco have been accounted for using the purchase method of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, these acquisitions will affect our future results of operations in significant respects. The aggregate acquisition consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date. In addition, due to the effects of the increased borrowings to finance the acquisitions, our interest expense will increase significantly in the periods following the acquisitions. For more information, see “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The significant accounting policies are described in the notes of each of the audited financial statements included elsewhere in this document. All companies presented herein utilize the same critical accounting policies, except as otherwise stated. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The most critical accounting policies are as follows:

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.   We must make estimates of potential future product returns related to current period sales. In order to do this, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our reserve for returns in any accounting period. If actual future returns are greater than estimated by management, our financial statements in future periods would be adversely affected.

In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms. To reduce our credit risk, we perform ongoing credit evaluations of our customers’ financial condition. In addition, we maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of our accounts receivable. If uncollectible account balances exceed our estimates, our financial statements would be adversely affected.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of long-lived and intangible assets and goodwill.   SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives. We are required to make judgments regarding the value assigned to acquired intangible assets and their respective useful lives. Our determination of the values and lives was based on our analysis of the requirements of SFAS No. 141 and No. 142, as well as an independent evaluation of such assets. We have determined that a significant portion of our trademarks have indefinite lives. If we determine that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life. Intangible assets with finite lives and other long-lived assets must also be evaluated for impairment when management believes that the carrying value of the asset will not be recovered. Future adverse changes in market conditions or poor operating results could result in an impairment charge in the future. There were no impairments of goodwill, indefinite-lived intangible assets or other long-lived assets during the year ended March 31, 2005. Goodwill and other long-term assets, amounted to $919.1 million at March 31, 2005.

Revenue Recognition.   For sales transactions, we comply with the provisions Securities and Exchange Commission of Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Equity Issuances.   On February 6, 2004, in connection with the Medtech acquisition, certain senior executive officers purchased an aggregate of 5,282,269 common units of Prestige International Holdings, LLC (the predecessor company) at $0.10 per unit. These units were purchased on the same day and at the same price that GTCR and TCW/Crescent, our unrelated equity investors (the “Sponsors”), purchased 50,000,000 common units. The value of the common units purchased in connection with the Medtech acquisition was determined by subtracting from the acquisition purchase price, the total debt outstanding immediately following the acquisition and the liquidation value of outstanding preferred units issued in the acquisition. On March 17, 2004, other executive officers purchased an aggregate of 405,103 common units at a price of $0.10 per unit. The Sponsors did not purchase any common units at this time. On April 6, 2004, two employees purchased an aggregate of 50,435 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. We believe that each of the above-referenced purchase transactions by management were conducted at fair market value based upon the price paid by the Sponsors in the original February 2004 acquisition and the fact that such purchases were made at the same price and at the same time or shortly thereafter.

On November 1, 2004, certain non-executive employees purchased an aggregate of 337,000 common units for $0.70 per unit, which we believe was equal to fair market value. We based this determination on a contemporaneous valuation. The valuation utilized traditional methodologies, including market multiples, comparable transactions and discounted cash flow. We relied on this fair market value analysis in setting the $0.70 per unit price for the purchases. We awarded a total cash bonus of $235,900 to allow our employees to purchase such units. In connection therewith, we recorded a bonus expense of $235,900. In this regard, we believe that all employee purchases were conducted at fair market value based upon a contemporaneous valuation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our financial position, results of operations or cash flows.

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“Statement No. 123R”). Statement No. 123R requires the Company to recognize compensation expense for equity instruments awarded to employees. Statement No. 123R is effective for the Company as of the beginning of the first annual period that begins after June 15, 2005. The adoption of this standard is not expected to have a significant impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“Statement No. 153”). Statement No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of Statement No. 153 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies guidance provided by SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 is not expected to have a significant impact on our financial position, results of operations or cash flows.

Results of Operations of Prestige Brands Holdings, Inc. and Combined Medtech Holdings, Inc. and The Denorex Company (the “predecessor”)

The following table sets forth the net sales, gross profit and contribution margin (i.e., gross profit less advertising and promotion, or A&P) by segment:

	Fiscal year ended
	March 31, 2005	March 31, 2004	March 31, 2004
	(successor basis)	(combined basis(1))	(pro forma basis(2))
	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales
Over-the-counter drug	$167,246	$55,587	$141,504
Personal care	33,665	29,870	36,945
Household cleaning	102,407	2,076	100,591
Other	—	387	387
Total net sales	$303,318	$87,920	$279,427
Gross Profit
Over-the-counter drug	$105,564	$34,922	$92,274
Personal care	17,196	15,465	18,744
Household cleaning	39,210	869	40,214
Other	—	387	387
Total gross profit	$161,970	$51,643	$151,619
Contribution Margin
Over-the-counter drug	$82,371	$27,585	$69,742
Personal care	10,302	8,728	10,261
Household cleaning	30,895	653	25,456
Other	—	387	387
Total contribution margin	$123,568	$37,353	$105,846

(1)          Includes combined results for the period from April 1, 2003 through February 5, 2004 (predecessor basis) and the period from February 6, 2004 through March 31, 2004 (successor basis).

(2)   Use of the term “pro forma” in this table and throughout the following discussion reflects the results of our operations as if the Spic and Span acquisition and the Bonita Bay acquisition had both been completed on April 1, 2003, without giving effect to the Vetco acquisition, which is not considered material to the pro forma results.

Fiscal 2005 compared to Fiscal 2004

The information presented above for the analysis of net sales, gross profit and contribution margin for fiscal 2005 compared to fiscal 2004 was derived by comparing the financial statements for fiscal 2005 of Prestige Holdings to (1) the sum of the historical financial statements of the predecessor company for the period from April 1, 2003 to February 5, 2004 and (2) the results of Prestige Holdings for the period from February 6, 2004 through March 31, 2004.

Net Sales.   Net sales increased by $215.4 million, or 245.0% from $87.9 million for fiscal 2004 to $303.3 million for fiscal 2005. The sales increase was driven by the acquisitions of Spic and Span, Bonita Bay, and Vetco in March 2004, April 2004 and October 2004, respectively. The Over-the-Counter Drug segment had net sales of $167.2 million for fiscal 2005, an increase of $111.6 million, or 200.7% over net sales of $55.6 million for fiscal 2004. The Household Cleaning Segment, which was acquired as part of the Spic and Span and Bonita Bay acquisitions, had sales of $102.4 million for fiscal 2005, a $100.3 million increase over net sales of $2.1 million for fiscal 2004. The Personal Care segment had net sales of $33.7 million for fiscal 2005, a $3.8 million, or 12.7%, increase over net sales of $29.9 million for fiscal 2004.

On a pro forma basis, net sales increased by $23.9 million or 8.6% from $279.4 million for fiscal 2004 to $303.3 million for fiscal 2005.

Over-the-Counter Drug Segment.   On a pro forma basis, the increase in overall net sales was driven by the Over-the-Counter Drug segment which had net sales of $167.2 million for fiscal 2005, compared to pro forma net sales of $141.5 million in fiscal 2004. The strong sales performance compared to fiscal 2004 was led by Compound W, which benefited from very strong Freeze Off sales, Clear eyes, and Chloraseptic. Chloraseptic had a very strong fourth quarter due to the “late” flu season in fiscal 2005 compared to an “early” flu season in fiscal 2004. The Little Remedies brand, acquired in the Vetco acquisition in October 2004, contributed $8.9 million to sales in fiscal 2005.

Personal Care Segment.   On a pro forma basis, the Personal Care segment showed a sales decline of $3.2 million, or 8.8%, from $36.9 million for fiscal 2004 to $33.7 million for fiscal 2005. The sales decrease was driven by declines for the Cutex and Denorex brands. The Denorex sales decline reflected a loss in market share during fiscal 2005. The Cutex sales decline was reflective of a decline for the entire nail polish remover category for fiscal 2005 versus fiscal 2004.

Household Cleaning Segment.   On a pro forma basis, the Household Cleaning segment showed a sales increase of $1.8 million, or 1.8%, from pro forma net sales of $100.6 million for fiscal 2004 to $102.4 million for fiscal 2005. Both the Comet and Spic and Span brands showed sales increases over the prior year. The Comet sales increase was driven by increases for the Powder line and for the Comet cream product, as we increased distribution of that item. Partially offsetting those increases were declines for the discontinued Clean and Flush disposable toilet bowl brush system. The Spic and Span sales increase was driven by increased distribution, particularly in the Dollar Store channel.

Gross Profit.   Gross profit increased by $110.3 million, or 213.6%, from $51.6 million for fiscal 2004 to $162.0 million for fiscal 2005. The increase was due to the sales increase discussed above. As a percentage of sales, gross profit declined from 58.7% fiscal 2004 to 53.4% for fiscal 2005. The decrease in gross margin as a percentage of net sales was primarily due to the acquisition of the Spic and Span and Comet brands in the Household Products segment at the end of fiscal 2004 and the beginning of fiscal 2005, respectively. Gross margins for the Spic and Span and Comet brands are lower than gross margins for the Over-the-Counter Drug and Personal Care segments.

On a pro forma basis, gross profit increased by $10.4 million, or 6.8%, from $151.6 million for fiscal 2004 to $162.0 million for fiscal 2005. The increase in gross margin was due to the sales increase. Gross profit as a percentage of sales was 53.4% for fiscal 2005, which was below the gross profit percentage of 54.3% for fiscal 2004. The decline was almost entirely due to the effect of the inventory step-up resulting from the acquisition of the business by GTCR. Excluding the inventory step-up costs of $5.3 million in fiscal 2005 and $3.0 million in fiscal 2004 would have resulted in gross profit percentages of 55.1% for fiscal 2005 and 55.3 % for fiscal 2004.

Over-the-Counter Drug Segment.   On a pro forma basis, the Over-the-Counter Drug segment’s gross profit increased by $13.3 million, or 14.4%, from $92.3 million for fiscal 2004 to $105.6 million for fiscal 2005. The increase in gross profit was due to the sales increase. As a percentage of sales, gross profit for fiscal 2005 declined to 63.1% from 65.2% for fiscal 2004. The decline in gross profit as a percentage of sales was primarily due to sales mix, as Compound W Freeze Off, with a gross margin percentage less favorable than the average of the Over-the-Counter Drug segment, accounted for a larger portion of segment sales in fiscal 2005.

Personal Care Segment.   On a pro forma basis, gross profit for the Personal Care segment declined by $1.5 million, or 8.3%, from $18.7 million for fiscal 2004 to $17.2 million for fiscal 2005. The decrease in gross profit was due to the sales decline. Gross profit as a percentage of sales improved from 50.7% for fiscal 2004 to 51.1% for fiscal 2005. The improvement in gross profit as a percentage of sales was due to sales mix.

Household Cleaning Segment.   On a pro forma basis, the Household cleaning segment’s gross profit declined by $1.0 million, or 2.5%, from $40.2 million for fiscal 2004 to $39.2 million for fiscal 2005. Excluding charges related to the inventory step-ups of $2.4 million for fiscal 2005 and $1.8 million for fiscal 2004, gross profit would have been $41.6 million, or 40.6%, for fiscal 2005 compared to $42.0 million, or 41.8%, for fiscal 2004. The slight decline in gross profit as a percentage of sales was due to increased shipments to lower gross margin Dollar Stores and close out sales of Comet Clean and Flush.

Contribution Margin.   Contribution margin increased by $86.2 million, or 230.8%, from $37.4 million for fiscal 2004 to $123.6 million for fiscal 2005. The increase in contribution margin was due to the increased gross profit discussed above, partially offset by increased advertising and selling expenses associated with the acquisitions of the Spic and Span, Bonita Bay and Vetco brands.

On a pro forma basis, contribution margin increased by $17.7 million, or 16.7%, from $105.8 million for fiscal 2004 to $123.6 million for fiscal 2005. The increase in contribution margin was due to the increased gross profit combined with a decrease in advertising and selling expenses. The decrease in advertising and selling expenses from fiscal 2004 to fiscal 2005 was primarily due to synergy savings related to advertising agency fees, media buying service fees and sales broker commissions. In addition, approximately $2.5 million of advertising and selling expenses related to the Comet Clean and Flush disposable toilet bowl brush in fiscal 2004 were not repeated in fiscal 2005.

Over-the-Counter Drug Segment.   Pro forma contribution margin for the Over-the-Counter Drug segment increased by $12.6 million, or 18.1%, from $69.7 million for fiscal 2004 to $82.4 million for fiscal 2005. The increase in pro forma contribution margin was driven by the sales increase.

Personal Care Segment.   Pro forma contribution margin for the Personal Care segment was flat at $10.3 million for fiscal 2005 and fiscal 2004. A reduction in advertising and selling expenses, primarily driven by the synergies discussed above, offset the reduction in gross margin.

Household Cleaning Segment.   Pro forma contribution margin for the Household Cleaning segment increased by $5.4 million, or 21.4%, from $25.5 million for fiscal 2004 to $30.9 million for fiscal 2005. The increase was driven by the reduction in advertising and selling expenses resulting from the synergies discussed above and the elimination of support behind the discontinued Comet Clean and Flush product.

General and Administrative Expenses.   General and Administrative expenses increased by $6.5 million, or 47.2%, from $13.7 million for fiscal 2004 to $20.2 million for fiscal 2005. The increase was due to the additional expenses associated with adding the brands acquired in the Spic and Span, Bonita Bay and Vetco acquisitions to the portfolio.

On a pro forma basis, general and administrative expenses decreased by $6.9 million, or 25.5%, from $27.1 million for fiscal 2004 to $20.2 million for fiscal 2005. The decrease from fiscal 2004 resulted from the synergies achieved as a result of the combination of the Medtech, Spic and Span and Bonita Bay companies in fiscal 2005, and the non-recurrence of a one time bonus paid to management in fiscal 2004 related to the Medtech Acquisition.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased by $4.4 million, or 80.5%, from $5.4 million for fiscal 2004 to $9.8 million for fiscal 2005. The increase was primarily due to amortization of intangible assets related to acquisitions and an increase in depreciation related to the Bonita Bay Acquisition.

Interest Expense, net.   Net interest expense increased by $34.8 million, or 351.5%, from $9.9 million for fiscal 2004 to $44.7 million for fiscal 2005. The increase in interest expense was primarily due to the increased levels of indebtedness outstanding after the acquisitions.

Loss on Extinguishment of Debt.   For fiscal 2005 the loss on extinguishment of debt was $26.9 million, compared to $0 for fiscal 2004. The $26.9 million loss on extinguishment of debt consisted of $19.3 million of charges related to the $184.0 million of debt retired in connection with our Initial Public Offering and $7.6 million related to the write-off of deferred financing costs and discount on debt associated with the borrowings retired in connection with the Medtech Acquisition.

Income Taxes.   The income tax provision for fiscal 2005 was $8.5 million, with an effective rate of 38.8%, compared to a provision of $2.7 million for fiscal 2004, with an effective rate of 39.6%. The difference between the U.S. federal statutory rate of 34% and the effective rates was primarily due to state income taxes.

Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”).   Adjusted EBITDA is defined as income before taxes, interest expense, depreciation, amortization and certain other non-recurring items. Adjusted EBITDA is presented because it is our understanding that certain members of the financial community use this as another measure of the company’s financial results and operating performance. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, amounts determined in accordance with generally accepted accounting principles. Adjusted EBITDA is not calculated identically by all companies, and therefore, the presentation herein may not be comparable to similarly titled measures of other companies. The following table reconciles net income to Adjusted EBITDA:

	Fiscal year ended
Reconciliation of Net Income to Adjusted EBITDA:	2005	2004
	(successor basis)	(combined basis(1))
	(dollars in thousands)
Net income	$13,459	$4,183
Interest expense, net	44,726	9,882
Provision for income taxes	8,522	2,738
Depreciation and amortization	9,800	5,429
Loss on extinguishment of debt	26,854	—
Charges due to inventory step-up	5,335	1,805
Other non-recurring items	636	—
Adjusted EBITDA	$109,332	$24,037

1)               Includes combined results for the period from April 1, 2003 through February 5, 2004 (predecessor basis) and the period from February 6, 2004 through March 31, 2004 (successor basis).

The following table sets forth the net sales, gross profit and contribution margin (i.e., gross profit less advertising and promotion, or A&P) by segment:

	Predecessor		Prestige Holdings
			Period from	Total for
	Fiscal Year Ended	Period from	February 6, 2004	Twelve Months
	March 31,	April 1, 2003 to	to March 31,	ended
	2003	February 5, 2004	2004	March 31, 2004
		(dollars in thousands)		(unaudited)
Net Sales:
Over-the-Counter Drug	$43,260	$43,577	$12,010	$55,587
Personal Care	32,788	25,149	4,721	29,870
Household Cleaning	—	—	2,076	2,076
Other(1)	391	333	54	387
Total	$76,439	$69,059	$18,861	$87,920
Gross profit:
Over-the-Counter Drug	$30,640	$28,892	$6,029	$34,921
Personal Care	17,933	13,580	1,885	15,465
Household Cleaning	—	—	870	870
Other	391	333	54	387
Total	$48,964	$42,805	$8,838	$51,643
Contribution margin:
Over-the-Counter Drug	$23,220	$22,425	$5,160	$27,585
Personal Care	11,079	7,446	1,282	8,728
Household Cleaning	—	—	653	653
Other	391	333	54	387
Total	$34,690	$30,204	$7,149	$37,353

(1)          Represents revenues related to the provision of administrative, technology and support services to Spic and Span prior to our acquisition of Spic and Span.

Fiscal 2004 compared to fiscal 2003

The information presented above for net sales, gross profit and contribution margin for the fiscal 2004 compared to fiscal 2003 was derived from comparing (1) the historical financial statements of the predecessor company for fiscal 2003 to (2) the sum of the historical financial statements of the predecessor company for the period from April 1, 2003 to February 5, 2004 plus the results of Prestige Holdings for the period from February 6, 2004 through March 31, 2004.

Net Sales.   Net sales increased by $11.5 million, or 15.0%, from $76.4 million for fiscal 2003 to $87.9 million for fiscal 2004. The increase in net sales included a $12.3 million increase in the Over-the-Counter Drug segment, and the $2.1 million impact of Spic and Span (Household Cleaning segment) from the acquisition date of March 5, 2004, partially offset by a $2.9 million decrease in the Personal Care segment.

Over-the-Counter Drug Segment.   Net sales increased by $12.3 million, or 28.5%, from $43.3 million for fiscal 2003 to $55.6 million for fiscal 2004. The increase in net sales was primarily due to new products introduced during fiscal 2004. New products, led by Compound W Freeze Off, contributed $10.6 million of the increase. The remainder of the increase was driven by increased domestic sales of: (i) Compound W of $0.7 million, or 5.2%, from $13.4 million for fiscal 2003 to $14.1 million for fiscal 2004 due to increasing market share; and (ii) New-Skin of $0.8 million, or 9.2%, from $8.7 million for fiscal 2003 to $9.5 million for fiscal 2004 driven by high levels of advertising by Johnson & Johnson in support of their liquid bandage product. These increases were partially offset by a decrease in Dermoplast sales of $0.6 million, or 6.9%, from $8.7 million for fiscal 2003 to $8.1 million for fiscal 2004. The decrease was due to lower demand in the beginning of fiscal 2004 following a very strong March 2003 due to wholesale accounts purchasing heavily in advance of a price increase.

Personal Care Segment.   Net sales decreased by $2.9 million, or 8.9%, from $32.8 million for fiscal 2003 to $29.9 million for fiscal 2004. The decrease was primarily due to Denorex, which experienced a sales decline of $2.7 million, or 17.4%, from $15.5 million for fiscal 2003 to $12.8 million for fiscal 2004. The sales decline resulted from a decrease in market share.

Gross Profit.   Gross profit increased by $2.6 million, or 5.5%, from $49.0 million for fiscal 2003 to $51.6 million for fiscal 2004. The increase in gross profit included a $4.3 million increase in the Over-the-Counter Drug segment and a $0.9 million increase due to the impact of Spic and Span within the new Household Cleaning segment effective March 5, 2004, partially offset by a $2.5 million decrease in the Personal Care segment. Included in the cost of goods sold for the period from February 6, 2004 through March 31, 2004 was a $1.8 million charge related to the step-up of inventory at the time of the acquisition of the business by GTCR.

Over-the-Counter Drug Segment.   Gross profit increased by $4.3 million, or 14.0%, from $30.6 million for fiscal 2003 to $34.9 million for fiscal 2004. The increase in gross profit was due to the sales increase partially offset by the increased cost of goods related to the inventory step-up at the time of the acquisition of the business by GTCR. Excluding the inventory step-up expenses of $1.2 million, gross profit as a percent of net sales declined from 70.8% for fiscal 2003 to 64.8% for fiscal 2004. The percentage decline was due to the very strong sales of Compound W Freeze Off, which has a higher cost of goods as a percent of sales than the other products in the segment.

Personal Care Segment.   Gross profit decreased by $2.5 million, or 13.8%, from $17.9 million for fiscal 2003 to $15.5 million for fiscal 2004. Excluding the acquisition-related expenses of $0.6 million, gross profit as a percent of sales decreased slightly, from 54.6% for fiscal 2003 to 53.8% for fiscal 2004. The decline was due to product mix as the Denorex line, which experienced a sales decline of $2.7 million as previously discussed, has a higher gross profit margin than the rest of the products in the Personal Care segment.

Contribution Margin.   Contribution margin increased by $2.7 million, or 7.7%, from $34.7 million for fiscal 2003 to $37.4 million for fiscal 2004. The net increase in contribution margin included a $4.4 million increase in the Over-the-Counter Drug segment and $0.7 million of contribution margin related to Spic and Span (Household Cleaning segment), partially offset by a $2.4 million decrease in the Personal Care segment.

Over-the-Counter Drug Segment.   Contribution margin increased by $4.4 million, or 18.8%, from $23.2 million for fiscal 2003 to $27.6 million for fiscal 2004. The increase in contribution margin was due to the gross profit increase discussed above.

Personal Care Segment.   Contribution margin decreased by $2.4 million, or 21.2%, from $11.1 million for fiscal 2003 to $8.7 million for fiscal 2004. The decrease in contribution margin was due to the gross profit decrease discussed above.

General and Administrative Expenses.   General and administrative expenses were $12.1 million (15.9% of net sales) for fiscal 2003, compared to 11.0 million (excluding the bonus of $2.6 million paid in connection with Medtech Acquisition) for fiscal 2004. The overall decrease in gross general and administrative dollars and as a percentage of net sales was primarily due to both the Company’s ability to add Spic and Span with virtually no incremental overhead and the impact of increased sales on a relatively fixed base of general and administrative costs.

Depreciation and Amortization Expense.   Depreciation and amortization expense was $5.3 million (6.9% of net sales) for fiscal 2003, $4.5 million (6.5% of net sales) for the period from April 1 2003 through February 5, 2004 and $0.9 million (5.0% of net sales) for the period from February 6, 2004 through March 31, 2004. The increase in gross dollars was primarily due to the amortization of intangible assets related to the Medtech/Denorex and Spic and Span acquisitions.

Interest Expense, net.   Interest expense, net was $9.7 million for fiscal 2003, $8.2 million for the period from April 1, 2003 through February 5, 2004 and $1.7 million for the period from February 6, 2004 through March 31, 2004. The overall increase in interest expense, net, during fiscal 2004 was primarily due to the increase in net indebtedness resulting from the Medtech/Denorex and Spic and Span acquisitions.

Other Expense.   Other expense was $0.7 million for fiscal 2003. The other expense in fiscal 2003 was comprised of a loss on extinguishment of debt.

Income Taxes.   The tax provision for fiscal year 2003 was $3.9 million with an effective tax rate of 56.5%. The difference between the U.S. federal statutory rate of 34% and the effective rate relates primarily to changes in the valuation allowance, the federal benefit of deductible state taxes, a change in the effective state tax rate and the amortization of intangible assets. The tax provision for the period from April 1, 2003 through February 5, 2004 was $1.7 million, with an effective rate of 41.3%. The difference between the U.S. federal statutory rate of 34% and the effective rate was primarily related to changes in the valuation allowance, state income taxes (net of federal income tax benefit) and the amortization of intangible assets. The tax provision for the period from February 6, 2004 through March 31, 2004 was $1.1 million, with an effective rate of 37.1%. The difference between the U.S. federal statutory rate of 34% and the effective rate was primarily related to state income taxes, net of federal income tax benefit.

Results of Operations for Bonita Bay Holdings, Inc.

The following table sets forth for the last two completed fiscal years prior to acquisition the net sales, gross profit and contribution margin (i.e., gross profit less A&P) by segment:

	Fiscal Year Ended December 31,
	2002	2003
Net sales:
Over-the-Counter Drug	$26,812	$83,251
Personal Care	8,384	6,646
Household Cleaning	75,370	77,173
Total	$110,566	$167,070
Gross profit:
Over-the-Counter Drug	$17,172	$51,219
Personal Care	2,735	2,605
Household Cleaning	32,211	30,582
Total	$52,118	$84,406
Contribution margin:
Over-the-Counter Drug	$12,261	$39,193
Personal Care	902	1,363
Household Cleaning	28,822	24,325
Total	$41,985	$64,881

Year ended December 31, 2003 compared to year ended December 31, 2002

Net Sales.   Net sales increased by $56.5 million, or 51.1%, from $110.6 million for the year ended December 31, 2002 to $167.1 million for the year ended December 31, 2003. The increase in net sales included a $56.5 million increase in the Over-the-Counter Drug segment, a $1.8 million decrease in the Personal Care segment and a $1.8 million increase in the Household Cleaning segment.

Over-the-Counter Drug Segment.   Net sales increased by $56.5 million, or 210.5%, from $26.8 million for the year ended December 31, 2002 to $83.3 million for the year ended December 31, 2003. The increase in net sales was primarily due to the acquisition of Clear eyes and Murine, which was effective December 30, 2002 and contributed $47.8 million of net sales to the year ended December 31, 2003. New product introductions, which increased market share, and a strong cold and flu season attributed to an increase in Chloraseptic net sales of $8.7 million, or 32.6% from 2002 to 2003. The introduction of Relief Strips and the Pocket Pump contributed $3.7 million and $1.2 million to net sales, respectively.

Personal Care Segment.   Net sales declined by $1.8 million, or 20.7% from $8.4 million for the year ended December 31, 2002 to $6.6 million for the year ended December 31, 2003. The decline in net sales was primarily the result of the 2002 discontinuation of the Prell Spa product line.

Household Cleaning Segment.   Net sales increased by $1.8 million, or 2.4%, from $75.4 million for the year ended December 31, 2002 to $77.2 million for the year ended December 31, 2003. The increase in net sales was primarily the result of the introduction of Comet Clean and Flush in October 2003 representing $2.8 million of net sales for the year ended December 31, 2003. Bonita Bay also introduced the Comet Orange Brite™ Bathroom Spray and Orange Oxygenated Soft Powder in 2003, which generated $0.7 million of net sales in the year ended December 31, 2003. The increases related to new products were partially offset by a decline in overall industry net sales for Comet’s core segment.

Gross Profit.   Gross profit increased by $32.3 million, or 62.0%, from $52.1 million for the year ended December 31, 2002 to $84.4 million for the year ended December 31, 2003. The net increase in gross profit included a $34.0 million increase in the Over-the-Counter Drug segment, a $0.1 million decrease in the Personal Care segment and a $1.6 million decrease in the Household Cleaning segment.

Over-the-Counter Drug Segment.   Gross profit increased by $34.0 million, or 198.3%, from $17.2 million for the year ended December 31, 2002 to $51.2 million for the year ended December 31, 2003. The increase in gross profit was due, in part, to inclusion of a full fiscal year of Clear eyes and Murine sales in 2003. New product introductions contributed $2.4 million to 2003 gross profit, with Relief Strips and Pocket Pump contributing $1.9 million and $0.5 million, respectively. Increased gross profit of Chloraseptic contributed $3.2 million. Overall gross margin declined from 64.0% for the year ended December 31, 2002 to 61.5% for 2003. This decline was due to lower margins on Chloraseptic as a result of higher than normal product liquidations, which generated lower margins, as well as higher costs associated with the new Chloraseptic products.

Personal Care Segment.   Gross profit decreased by $0.1 million, or 4.8%, from $2.7 million for the year ended December 31, 2002 to $2.6 million for the year ended December 31, 2003. The decline in gross profit was due to a decline in sales. Gross margin increased from 32.6% to 39.2% for the year ended December 31, 2003.

Household Cleaning Segment.   Gross profit decreased by $1.6 million, or 5.1%, from $32.2 million for the year ended December 31, 2002 to $30.6 million for the year ended December 31, 2003. The gross profit attributable to Comet Clean and Flush was $1.1 million in 2003, which was more than offset by lower gross profit margins on other products. Gross profit as a percent of net sales decreased from 42.7% for the year ended December 31, 2002 to 39.6% for the year ended December 31, 2003 as a result of changes in product mix and higher discounts.

Contribution Margin.   Contribution margin increased by $22.9 million, or 54.5%, from $42.0 million for the year ended December 31, 2002 to $64.9 million for the year ended December 31, 2003. The net increase in contribution margin included a $26.9 million increase in the Over-the-Counter Drug segment, a $0.5 million increase in the Personal Care segment and a $4.5 million decrease in the Household Cleaning segment.

Over-the-Counter Drug Segment.   Contribution margin increased by $26.9 million, or 219.6%, from $12.3 million for the year ended December 31, 2002 to $39.2 million for the year ended December 31, 2003. A&P expenses increased $7.1 million, or 144.9%, from $4.9 million to $12.0 million, which was attributable to $6.3 million for Clear eyes and Murine as well as $0.8 million for Chloraseptic. Overall contribution margin as a percentage of net sales increased from 45.7% to 47.1% for the year ended December 31, 2002 versus 2003. This increase was the result of adding the Clear eyes and Murine product lines.

Personal Care Segment.   Contribution margin increased by $0.5 million, or 51.1%, from $0.9 million for the year ended December 31, 2002 to $1.4 million for the year ended December 31, 2003. A&P expenses declined $0.6 million, or 32.2%, from $1.8 million to $1.2 million during the period, due to an overall reduction in Prell brand spending.

Household Cleaning Segment.   Contribution margin decreased by $4.5 million, or 15.6%, from $28.8 million for the year ended December 31, 2002 to $24.3 million for the year ended December 31, 2003. The decrease in contribution margin was primarily due to an increase in A&P expenses of $2.9 million, or 84.6%, from $3.4 million to $6.3 million. Comet Clean and Flush product development and marketing costs totaling $1.2 million as well as a mid-year advertising campaign for Comet Spray contributed to the higher A&P expenses. Overall contribution margin as a percentage of net sales declined from 38.2% to 31.5% for these reasons.

General and Administrative Expenses.   General and administrative expenses increased by $4.1 million, or 75.2%, from $5.6 million for the year ended December 31, 2002 to $9.7 million for the year ended December 31, 2003. This increase was primarily the result of the Clear eyes and Murine acquisition.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses increased by $1.0 million, or 134.3%, from $0.7 million for the year ended December 31, 2002 to $1.7 million for the year ended December 31, 2003. The increase in depreciation and amortization was primarily the result of the Clear eyes and Murine acquisition.

Interest Expense, net.   Interest expense, net increased by $9.3 million, or 116.1%, from $8.0 million for the year ended December 31, 2002 to $17.3 million for the year ended December 31, 2003. The increase in interest expense was a function of the outstanding debt, which increased as a result of the Clear eyes and Murine acquisition.

Income Taxes.   The tax provision for the year ended December 31, 2003 was $13.8 million, with an effective tax rate of 38.3%. The tax provision for the year ended December 31, 2002 was $11.1 million, with an effective tax rate of 40.1%. In both years, the difference between the U.S. federal statutory rate of 34% and the effective rate was primarily related to state income taxes, net of the federal benefit.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, payment of income taxes and capital expenditures.

	Fiscal Year Ended
	2005	2004	2003
	(Successor Basis)	(Combined Basis(1))	(Predecessor Basis)
Cash provided by (used in):
Operating activities	$51,042	$6,137	$12,519
Investing activities	(425,844)	(167,450)	(2,165)
Financing activities	376,743	163,344	(14,708)

(1)          Includes combined results for the period from April 1, 2003 through February 5, 2004 (predecessor basis) and the period from February 6, 2004 through March 31, 2004 (successor basis).

Operating Activities

Fiscal 2005 compared to fiscal 2004.   Net cash provided by operating activities was $51.0 million for fiscal 2005 compared to $6.1 million for fiscal 2004. The $45.0 million increase was primarily due to net income of $13.5 million, adjusted for non-cash items of $52.8 million for fiscal 2005, compared to net income of $4.2 million, adjusted for non-cash items of $9.8 million for fiscal 2004. Working capital increased by $15.2 million for fiscal 2005, primarily due to an increase in accounts receivable of $12.4 million, due to the net sales increase during the period, and a decrease in accrued expenses of $11.2 million, offset by a reduction in inventories of $5.3 million.

Fiscal 2004 compared to fiscal 2003.   Net cash provided by operating activities was $6.1 million in fiscal 2004 compared to $12.5 million for fiscal 2003. The $6.4 million decrease was primarily the result of net income of $4.2 million, adjusted for non-cash items of $9.8 million and an increase in working capital of $7.8 million in fiscal 2004 compared to a net loss of $14.4 million, adjusted for non-cash items of $21.7 million and a decrease of working capital of $5.2 million for fiscal 2003. The increase in working capital for fiscal 2004 was primarily related to a decrease in accrued expenses of $5.9 million.

Investing Activities

Fiscal 2005 compared to fiscal 2004.   Net cash used in investing activities was $425.8 million for fiscal 2005 compared to net cash used of $167.5 million for fiscal 2004. The net cash used in investing activities for fiscal 2005 was primarily for the acquisitions of Bonita Bay on April 6, 2004 and Vetco on October 6, 2004. The net cash used in investing activities for fiscal 2004 was primarily for the acquisitions of Medtech/Denorex on February 6, 2004 and Spic and Span on March 6, 2004.

Fiscal 2004 compared to fiscal 2003.   Net cash used in investing activities was $167.5 million in fiscal 2004 compared to net cash used of $2.2 million for fiscal 2003. The increase of $165.3 million during fiscal 2004 was primarily related to the acquisitions of Medtech/Denorex and Spic and Span.

Financing Activities

Fiscal 2005 compared to fiscal 2004.   Net cash provided by financing activities was $376.7 million for fiscal 2005 compared to $163.3 million for fiscal 2004. Net cash provided by financing activities for fiscal 2005 was primarily due to two events. In 2004, to finance the acquisitions of Bonita Bay and Vetco, the Company borrowed $698.5 million and issued preferred units and common units of $58.7 million. The increase in debt was partially offset by repayment of the debt incurred in February 2004 at the time of the Medtech/Denorex acquisition, the pay down of the revolving credit facility and scheduled payments on current debt which all totaled $345.5 million. On February 15, 2005 the Initial Public Offering raised $416.8 million. Proceeds were used to repay $184.0 million of debt, repurchase $199.8 million of senior preferred units and class B preferred units, and to repurchase 4,397,950 shares of common stock for $30.2 million.

Fiscal 2004 compared to fiscal 2003.   Net cash provided by financing activities for the fiscal 2004 was $163.4 million compared to net cash (used in) financing activities of ($14.7) million in fiscal 2003. The increase in cash provided by financing activities in fiscal 2004 was primarily a result of capital contributions of $100.4 million and a net increase in indebtedness of $74.6 million related to the acquisition of Medtech/Denorex and Spic and Span. Cash flows used in financing activities during fiscal 2003 were attributed to scheduled pay down of the Medtech’s senior bank facilities.

Capital Resources

In connection with the Bonita Bay acquisition, our subsidiary, Prestige Brands, Inc., entered into a senior credit facility and issued senior subordinated notes. We used borrowings under the senior credit facility and proceeds from the issuance of the senior subordinated notes, as well as proceeds from the issuance of additional equity securities, to fund the acquisition purchase price, refinance existing indebtedness and provide funds for working capital and general corporate purposes. Prestige Brands, Inc. borrowed approximately $458.5 million under the senior credit facility in connection with the Bonita Bay acquisition and $30.0 million in connection with the Vetco acquisition.

In connection with the Bonita Bay acquisition, Prestige Brands, Inc. also issued $210.0 million of 9 1/4% senior subordinated notes due 2012. The notes are guaranteed by Prestige Brands International, LLC, our intermediate holding company, and all of its domestic subsidiaries, other than the issuer (Prestige Brands, Inc.), on a senior subordinated basis. The indenture governing the notes contains covenants restricting specified corporate actions, including, incurrence of indebtedness, payment of dividends and other specified payments, making loans and investments, creating liens, asset dispositions, acquisitions, changes of control and transactions with affiliates.

On February 15, 2005, our initial public offering of common stock resulted in net proceeds of $416.8 million. The proceeds were used to repay the $100.0 million outstanding under the tranche C facility of our senior credit facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005). Effective upon the completion of the initial public offering, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our tranche B facility by $200.0 million and allows for an increase in our revolving credit facility up to $60 million.

As of March 31, 2005, we had an aggregate of $495.4 million of outstanding indebtedness, which consisted of the following:

•       an aggregate of $369.4 million of borrowings under the term loan facility, and

•       $126.0 million of 9 1/4% senior subordinated notes due 2012.

We had $60.0 million of borrowing capacity under the revolving credit facility at such time.

All loans under the senior credit facility bear interest at floating rates, which can be either a base rate, based on the prime rate, or, at our option, a LIBOR rate, plus an applicable margin. As of March 31, 2005, an aggregate of $369.4 million was outstanding under the term loans at a weighted average interest rate of 6.4%.

On June 30, 2004, we paid $52 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005, we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50 million, $80 million and $50 million, respectively. The fair value of the interest rate cap agreements was $2.8 million at March 31, 2005.

The term loan facility matures in April 2011. We must make quarterly amortization payments on the term loan facility equal to 0.25% of the initial principal amount of the term loan. The revolving credit facility matures and the commitments relating to the revolving credit facility terminate in April 2009. The obligations under the senior credit facility are guaranteed on a senior basis by Prestige Brands International, LLC, our intermediate holding company, and all of its domestic subsidiaries, other than the issuer (Prestige Brands, Inc.) and are secured by substantially all of our assets.

The senior credit facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting us from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Our senior credit facility agreement, dated April 6, 2004, requires that adjusted EBITDA be used as the basis for calculating our leverage and interest coverage ratios. We were in compliance with our financial and restrictive covenants under the credit facility at March 31, 2005.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the revolving credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months. We regularly review acquisition opportunities and other potential strategic transactions, which may require additional debt or equity financing.

Commitments

As of March 31, 2005, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(in millions)
Long-term debt	$495.4	$3.7	$7.5	$7.5	$476.7
Interest on long-term debt(1)	218.7	31.7	62.4	62.0	62.6
Operating leases	1.6	0.5	0.7	0.4	—
Total contractual cash obligations	$715.7	$35.9	$70.6	$69.9	$539.3

(1)          Represents the estimated interest obligations on the outstanding balance of the Tranche B term loan and the outstanding balance of the senior subordinated notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 6.4%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.7 million, in the first year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations for the periods referred to above, a high rate of inflation in the future may have an adverse effect on us and our operating results.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer season, such as, Compound W, Cutex and New Skin. The company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter has the lowest level of advertising and promotional spending as a percent of revenue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference in this statement may contain “forward-looking statements” that reflect, when made, our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•       general economic conditions affecting our products and their respective markets,

•       the high level of competition in our industry and markets,

•       our dependence on a limited number of customers for a large portion of our sales,

•       disruptions in our distribution center,

•       acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•       changing consumer trends, pricing pressures which may cause us to lower our prices,

•       increases in supplier prices,

•       changes in our senior management team,

•       our ability to protect our intellectual property rights,

•       our dependency on the reputation of our brand names,

•       shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•       our level of debt, and ability to service our debt

•       our ability to obtain additional financing, and

•       the restrictions imposed by our senior credit facility and the indenture on our operations.

All statements other than statements of historical facts included in this Form 10-K, including, without limitation, the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove not to have been correct.

Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not

have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention to obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statement.

These forward-looking statements may or may not contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to risks that could affect the value of the notes. For more information, see “Risk Factors.”

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At March 31, 2005, we had variable rate debt of approximately $369.4 million related to our Tranche B term loan and zero balance outstanding on our Revolving Credit Facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an adverse impact on pre-tax earnings and cash flows for the next year of approximately $3.7 million.

On June 30, 2004, we paid $52 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005 we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50 million, $80 million and $50 million, respectively. The fair value of the interest rate cap agreements was $2,803 at March 31, 2005.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company maintained effective disclosure controls and procedures as of the end of the period covered by this report.

Changes in Internal Controls

During the year ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Part III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this Item relating to the directors and executive officers of the registrant is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information called for by this Item relating to executive compensation is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item relating to security ownership of certain beneficial owners and management is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by this Item relating to certain relationships and related transactions is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this Item relating to principal accountant fees and services is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Part IV.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          1.   Financial Statements

Prestige Brands Holdings, Inc.
Reports of independent registered public accounting firm (PricewaterhouseCoopers LLP)

Statements of operations (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Balance sheets (as of March 31, 2005 and 2004 (successor basis)

Statements of cash flows (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Statements of members’ and shareholders’ equity and comprehensive income (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Notes to consolidated financial statements
Schedule II—Valuation and Qualifying Accounts
Bonita Bay Holdings, Inc.
Report of independent registered certified public accountants (Ernst & Young LLP)
Consolidated balance sheets (at December 31, 2003 and 2002)
Consolidated statements of income (for the years ended December 31, 2003, 2002 and 2001)
Consolidated statements of stockholders’ equity (for the years ended December 31, 2003, 2002 and 2001)
Consolidated statements of cash flows (for the years ended December 31, 2003, 2002 and 2001)
Notes to consolidated financial statements

2.                 Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts listed in (a)(1) above is included herein. Schedules other than those listed in the preceding sentence have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

3.                 Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc.*
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc.*
4.1	Form of stock certificate for common stock.*
4.2	Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee.*

10.1

Credit Agreement, dated April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc. as Administrative Agent and as Tranche C Agent, Bank of America, N.A. as Syndication Agent and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.*

10.1.1

Form of Amendment No. 1 to the Credit Agreement, dated as of April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., as syndication agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as documentation agent.*

10.2

Pledge and Security Agreement, dated April 6, 2004, by Prestige Brands, Inc. and each of the Grantors party thereto, in favor of Citicorp North America, Inc. as Administrative Agent and Tranche C Agent.*

10.3

Intercreditor Agreement, dated April 6, 2004, between Citicorp North America, Inc. as Administrative Agent and as Tranche C Agent, Prestige Brands, Inc., Prestige Brands International, LLC and each of the Subsidiary Guarantors thereto.*

10.4	Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee.*
10.5	Purchase Agreement, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and Citicorp North America, Inc. as Representative of the Initial Purchasers.*
10.6

Registration Rights Agreement, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto, Citigroup Global Markets Inc., Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.*

10.7	Third Amended and Restated Limited Liability Company Agreement of Prestige International Holdings, LLC, dated April 6, 2004.*
10.8	Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto.*
10.9

First Amendment, Acknowledgment and Supplement to Unit Purchase Agreement, dated April 6, 2004, to the Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto.*

10.10

Second Amendment, Acknowledgement and Supplement to Unit Purchase Agreement, dated April 6, 2004, to the Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto as amended by the First Amendment, Acknowledgement and Supplement to Unit Purchase Agreement, dated April 6, 2004.*

10.11

Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto.*

10.12

First Amendment and Acknowledgement to Securityholders Agreement, dated April 6, 2004, to the Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto.*

10.13

Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto.*

10.14

First Amendment and Acknowledgement to Registration Rights Agreement, dated April 6, 2004, to the Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto.*

10.15

Senior Preferred Investor Rights Agreement, dated March 5, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., TSG3 L.P., J. Gary Shansby, Charles H. Esserman, Michael L. Mauze, James L. O’Hara and each Subsequent Securityholder thereto.*

10.16	Amended and Restated Professional Services Agreement, dated April 6, 2004, by and between GTCR Golder Rauner II, L.L.C. and Prestige Brands, Inc.*
10.17

Amended and Restated Management Company Services Agreement, dated April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, Inc., Medtech Products, Inc., The Spic and Span Company, The Comet Products Corporation and The Denorex Company.*

10.18	Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Peter C. Mann.*
10.19

First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Peter C. Mann.*

10.20

Second Amendment and Acknowledgement to Senior Management Agreement, dated April 6, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Peter C. Mann and amended by the First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004.*

10.21	Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Peter J. Anderson.*
10.22

First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Peter J. Anderson.*

10.23

Second Amendment and Acknowledgement to Senior Management Agreement, dated April 6, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Peter J. Anderson and amended by the First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004.*

10.24	Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Gerard F. Butler.*
10.25

First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Gerard F. Butler.*

10.26

Second Amendment and Acknowledgement to Senior Management Agreement, dated April 6, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Gerard F. Butler and amended by the First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004.*

10.27	Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Michael A. Fink.*
10.28

First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Michael A. Fink.*

10.29

Second Amendment and Acknowledgement to Senior Management Agreement, dated April 6, 2004, to the Senior Management Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Michael A. Fink and amended by the First Amendment and Acknowledgement to Senior Management Agreement, dated March 5, 2004.*

10.29.1	Senior Management Agreement, dated March 17, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Charles Schrank.*
10.29.2

First Amendment and Acknowledgement to Senior Management Agreement, dated April 6, 2004, to the Senior Management Agreement, dated March 17, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Charles Schrank.*

10.29.3	Senior Management Agreement, dated March 17, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Eric M. Millar.*
10.29.4

First Amendment and Acknowledgement to Senior Management Agreement, dated April 6, 2004, to the Senior Management Agreement, dated March 17, 2004, by and among Medtech/Denorex, LLC, Medtech/Denorex Management, Inc. and Eric M. Millar.*

10.29.5	Omnibus Consent and Amendment to Securityholders Agreement, Registration Rights Agreement, Senior Management Agreements and Unit Purchase Agreement, dated as of July 6, 2004.*
10.29.6	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Peter C. Mann.*
10.29.7	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Peter J. Anderson.*
10.29.8	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Gerald F. Butler.*
10.29.9	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Michael A. Fink.*
10.29.10	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Charles Shrank.*
10.29.11	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Eric M. Millar.*
10.30	Distribution Agreement, dated April 24, 2003, by and between Medtech Holdings, Inc. and OraSure Technologies, Inc.**
10.31	License Agreement, dated June 2, 2003, between Zengen, Inc. and Prestige Brands International, Inc.**
10.32	Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc.**
10.33	Amendment, dated April 30, 2003, to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc.**
10.34

Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp.**

10.35	Manufacturing Agreement, dated December 30, 2002, by and between Prestige Brands International, Inc. and Abbott Laboratories.**
10.36	Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc.**
10.37	Letter Agreement, dated April 15, 2004, between Prestige Brands, Inc. and Carrafiello Diehl & Associates, Inc.**
10.38	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan.*
10.39	Form of Exchange Agreement by and among Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and the common unitholders listed on the signature pages thereto.*
10.40	Storage and Handling Agreement dated April 13, 2005 by and between Prestige Brands Inc. and Warehousing Specialists, Inc.***
10.41	Transportation Management Agreement dated April 13, 2005 by and between Prestige Brands Inc. and Nationwide Logistics, Inc.***
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.
32.1

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), excecuted by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.

32.2

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.

99.1	Code of Conduct and Code of Ethics for Senior Financial Employees.

*                    Incorporated by reference to the Registration Statement on Form S-1 of Prestige Brands Holdings, Inc. (Registration No. 333-117700)

**             Incorporated by reference to the Registration Statement on Form S-4 of Prestige Brands, Inc. (Registration No. 333-117152). Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the Securities and Exchange Commission.

***  Incorporated by reference to the current report on Form 8-K of Prestige Brands Holdings, Inc. filed on April 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in The City of Irvington, State of New York, on June 10, 2005.

PRESTIGE BRANDS HOLDINGS, INC.
By:	/s/ PETER J. ANDERSON
Name:	Peter J. Anderson
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, has been signed by the following persons in the capacities indicated on June 10, 2005.

Signature	Title
/s/ PETER C. MANN	Chairman, President, Chief Executive Officer and Director
Peter C. Mann	(Principal Executive Officer)
/s/ PETER J. ANDERSON	Chief Financial Officer, Secretary and Treasurer
Peter J. Anderson	(Principal Financial and Accounting Officer)
/s/ L. DICK BUELL	Director
L. Dick Buell
/s/ GARY E. COSTLEY	Director
Gary E. Costley
/s/ DAVID A. DONNINI	Director
David A. Donnini
/s/ RONALD B. GORDON	Director
Ronald B. Gordon
/s/ VINCENT J. HEMMER	Director
Vincent J. Hemmer
/s/ PATRICK M. LONERGAN	Director
Patrick M. Lonergan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.	F-2
Reports of independent registered public accounting firm (PricewaterhouseCoopers LLP)	F-3

Statements of operations (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

F-5
Balance sheets (as of March 31, 2005 and 2004 (successor basis))	F-6

Statements of cash flows (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

F-7

Statements of members’ and shareholders’ equity and comprehensive income (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

F-9
Notes to consolidated financial statements	F-12
Schedule II—Valuation and Qualifying Accounts	F-34
Bonita Bay Holdings, Inc.	F-35
Report of independent registered certified public accountants (Ernst & Young LLP)	F-36
Consolidated balance sheets (at December 31, 2003 and 2002)	F-37
Consolidated statements of income (for the years ended December 31, 2003, 2002 and 2001)	F-38
Consolidated statements of stockholders’ equity (for the years ended December 31, 2003, 2002 and 2001)	F-39
Consolidated statements of cash flows (for the years ended December 31, 2003, 2002 and 2001)	F-40
Notes to consolidated financial statements	F-41

Prestige
Brands Holdings, Inc.

Financial Statements
March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Brands Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members’ and shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended March 31, 2005 and for the period from February 6, 2004 to March 31, 2004 (successor basis) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Salt Lake City, Utah
June 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Medtech Holdings, Inc. and The Denorex Company

In our opinion, the accompanying combined statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the combined result of operations and cash flows of Medtech Holdings, Inc. and The Denorex Company (the “Company”) for the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Salt Lake City, Utah
July 2, 2004

PRESTIGE BRANDS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended March 31, 2005	February 6, 2004 to March 31, 2004	April 1, 2003 to February 5, 2004	Year Ended March 31, 2003
	(successor basis)		(predecessor basis)
Revenues:
Net sales	$303,167	$18,807	$68,726	$76,048
Other revenues	151	—	—	—
Other revenues—related parties	—	54	333	391
Total revenues	303,318	18,861	69,059	76,439
Cost of Sales:
Cost of sales	141,348	10,023	26,254	27,475
Gross profit	161,970	8,838	42,805	48,964
Operating Expenses:
Advertising and promotion	38,402	1,689	12,601	14,274
General and administrative	20,198	1,649	12,068	12,075
Depreciation	1,899	41	247	301
Amortization of intangible assets	7,901	890	4,251	4,973
Loss on forgiveness of related party receivable	—	—	1,404	—
Total operating expenses	68,400	4,269	30,571	31,623
Operating income	93,570	4,569	12,234	17,341
Other Income (Expenses)
Interest income	371	10	38	59
Interest expense	(45,097)	(1,735)	(8,195)	(9,806)
Loss on disposal of property and equipment	(9)	—	—	—
Loss on extinguishment of debt	(26,854)	—	—	(685)
Total other income (expense)	(71,589)	(1,725)	(8,157)	(10,432)
Income from continuing operations before income taxes	21,981	2,844	4,077	6,909
Provision for Income Taxes	(8,522)	(1,054)	(1,684)	(3,902)
Income from continuing operations	13,459	1,790	2,393	3,007
Discontinued Operations
Loss from operations of discontinued Pecos reporting unit, net of income tax benefit of $1,848	—	—	—	(3,385)
Loss on disposal of Pecos reporting unit, net of income tax benefit of $1,233	—	—	—	(2,259)
Income (loss) before cumulative effect of change in accounting principle	13,459	1,790	2,393	(2,637)
Cumulative effect of change in accounting principle, net of income tax benefit of $6,467	—	—	—	(11,785)
Net income (loss)	13,459	1,790	$2,393	$(14,422)
Cumulative preferred dividends on Senior Preferred and Class B Preferred units	(25,395)	(1,390)
Net income (loss) available to members and common shareholders	$(11,936)	$400
Net income (loss) per common share	$(0.41)	$0.02
Basic and diluted weighted average shares outstanding	29,389,329	26,571,155

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and unit data)

	March 31,
	2005	2004
	(successor basis)
ASSETS
Current assets:
Cash	$5,334	$3,393
Accounts receivable	43,893	15,732
Inventories	21,580	9,748
Deferred income tax asset	5,699	1,647
Prepaid expenses and other current assets	3,152	234
Total current assets	79,658	30,754
Property and equipment	2,324	880
Goodwill	294,544	55,594
Other long-term assets	624,609	239,394
Total assets	$1,001,135	$326,622
LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,705	$5,281
Accrued expenses	13,472	7,264
Current portion of long-term debt	3,730	2,000
Total current liabilities	38,907	14,545
Long-term debt	491,630	146,694
Deferred income tax liability	84,752	38,874
Total liabilities	615,289	200,113
Commitments and contingencies (Note 11)
Members’ and Shareholders’ equity:
Senior Preferred Units, -0- and 22,500 units issued and outstanding at March 31, 2005, and 2004, respectively	—	17,768
Class B Preferred Units, -0- and 106,656 units issued and outstanding at March 31, 2005, and 2004, respectively	—	96,807
Common Units, -0- and 57,901,655 units issued and outstanding at March 31, 2005 and 2004, respectively	—	5,273
Preferred stock—par value $0.01 per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—par value $0.01 per share, 250,000,000 shares authorized and 49,997,647 shares issued and outstanding at March 31, 2005	500	—
Treasury stock—2,353 shares at cost	(4)	—
Additional paid in capital	378,251	4,871
Accumulated other comprehensive income	320	—
Retained earnings	6,779	1,790
Total members’ and shareholders’ equity	385,846	126,509
Total liabilities and members’ and shareholders’ equity	$1,001,135	$326,622

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	February 6, 2004	April 1, 2003	Year Ended
	March 31, 2005	to March 31, 2004	to February 5, 2004	March 31, 2003
	(successor basis)		(predecessor basis)
Operating Activities
Net income (loss)	$13,459	$1,790	$2,393	$(14,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit of $6,467	—	—	—	11,785
Loss on extinguishment of debt	26,854	—	—	685
Depreciation	1,899	41	247	301
Loss on disposal of property and equipment	9	—	—	91
Amortization of intangible assets	7,901	890	4,251	4,973
Amortization of deferred financing costs and debt discount	2,943	134	1,271	1,912
Amortization of deferred compensation	—	—	67	79
Increase in long-term debt due to accrued interest	—	—	376	251
Deferred income taxes	7,197	696	1,718	1,622
Other	—	71	—	—
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Accounts receivable	(12,839)	(3,314)	2,674	(2,698)
Accounts receivable—related parties	—	53	326	(364)
Inventories	5,263	1,119	(2,313)	3,931
Prepaid expenses and other current assets	(1,490)	(52)	259	2,216
Accounts payable	5,059	1,106	(262)	(638)
Accounts payable—related parties	—	(532)	(1,111)	464
Accrued expenses	(5,213)	(4,028)	(1,859)	2,551
Income taxes payable	—	320	(194)	(220)
Net cash provided by (used in) operating activities	51,042	(1,706)	7,843	12,519
Investing Activities
Purchase of property and equipment	(365)	(42)	(66)	(421)
Change in restricted cash	—	700	—	(700)
Purchase of intangibles	—	—	(510)	(256)
Purchase of businesses, net of cash acquired	(425,479)	(167,532)	—	(788)
Net cash used in investing activities	(425,844)	(166,874)	(576)	(2,165)
Financing Activities
Proceeds from borrowings	698,512	154,786	13,539	4,220
Repayment of borrowings	(529,538)	(80,146)	(24,682)	(18,862)
Payment of deferred financing costs	(24,539)	(2,841)	(115)	(76)
Payment on interest rate swap liability	—	(197)	—	—
Prepayment penalty	(10,875)	—	—	—
Premium on interest rate cap	(2,283)	—	—	—
Proceeds from issuance of Denorex Class A shares	—	—	—	12
Purchase of treasury stock	(4)	—	—	(4)
Proceeds from issuance of treasury stock	—	—	—	2
Proceeds from capital contributions	—	—	2,629	—
Issuance of common stock in initial public offering, net	416,832	—	—	—
Redemption of preferred units	(199,836)	—	—	—
Redemption of common units	(30,248)	—	—	—
Proceeds from issuance of preferred and common units, net	58,722	100,371	—	—
Net cash provided by (used in) financing activities	376,743	171,973	(8,629)	(14,708)
Increase (decrease) in cash	1,941	3,393	(1,362)	(4,354)
Cash at beginning of period	3,393	—	3,530	7,884
Cash at end of period	$5,334	$3,393	$2,168	$3,530

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
(in thousands)

Supplemental cash flow information
Interest paid	$42,155	$2,357	$5,491	$8,553
Income taxes paid (refunded)	$2,689	$(31)	$159	$174
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$655,542	$317,498	$—	$—
Fair value of liabilities assumed	(229,971)	(130,489)	—	—
Purchase price funded with non-cash capital contribution	(92)	(19,477)	—	—
Cash paid to purchase businesses	$425,479	$167,532	$—	$—

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
STATEMENT OF MEMBERS’ AND SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share and unit data)

	Senior		Class B				Medtech		Denorex
	preferred		preferred		Common		common stock		common stock
Predecessor Basis	units	Amount	units	Amount	units	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2002	—	—	—	—	—	—	7,144,937	$71	112,242	$1
Issuance of Denorex Class A shares	—	—	—	—	—	—	—	—	12,471	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares from treasury	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Components of Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swap net of income tax benefit of $38	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss
Balance at March 31, 2003	—	—	—	—	—	—	7,144,937	71	124,713	1
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Contribution of capital	—	—	—	—	—	—	—	—	—	—
Components of Comprehensive income	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swap net of income tax expense of $148	—	—	—	—	—	—	—	—	—	—
Total comprehensive income
Balance at February 5, 2004	—	—	—	—	—	—	7,144,937	71	124,713	1
Successor Basis
Issuance of Preferred and Common Units	—	—	100,221	95,622	50,000,000	4,749	—	—	—	—
Issuance of Preferred and Common Units in conjunction with Medtech Acquisition	—	—	1,185	1,185	5,282,269	524	—	—	—	—
Adjustments related to Medtech Acquisition	—	—	—	—	—	—	(7,144,937)	(71)	(124,713)	(1)
Issuance of Preferred Units in conjunction with Spic and Span Acquisition	22,500	17,768	—	—	—	—	—	—	—	—
Issuance of warrants in connection with Medtech Acquisition Debt	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred and Common Units upon exercise of warrants	—	—	5,250	—	2,619,386	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2004	22,500	$17,768	106,656	$96,807	57,901,655	$5,273	—	$ —	—	$—

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.

STATEMENT OF MEMBERS’ AND SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

(in thousands, except share and unit data)

				Accumulated	Retained
	Additional		Medtech	other	earnings
	paid-in	Deferred	treasury	comprehensive	(accumulated
Predecessor Basis	capital	compensation	stock	Income (loss)	deficit)	Total
Balance at March 31, 2002	$56,780	$(219)	—	$(478)	$3,046	$59,201
Issuance of Denorex Class A shares	12	—	—	—	—	12
Purchase of treasury stock	—	—	(4)	—	—	(4)
Issuance of shares from treasury	—	—	2	—	—	2
Amortization of deferred compensation	—	79	—	—	—	79
Components of Comprehensive loss
Net loss	—	—	—	—	(14,422)	(14,422)
Unrealized loss on interest rate swap net of income tax benefit of $38	—	—	—	(71)	—	(71)
Total comprehensive loss						(14,493)
Balance at March 31, 2003	56,792	(140)	(2)	(549)	(11,376)	44,797
Amortization of deferred compensation	—	67	—	—	—	67
Contribution of capital	2,629	—	—	—	—	2,629
Components of Comprehensive income	—	—	—	—	—	—
Net income	—	—	—	—	2,393	2,393
Unrealized gain on interest rate swap net of income tax expense of $148	—	—	—	423	—	423
Total comprehensive income						2,816
Balance at February 5, 2004	59,421	(73)	(2)	(126)	(8,983)	50,309
Successor Basis
Issuance of Preferred and Common Units	—	—	—	—	—	100,371
Issuance of Preferred and Common Units in conjunction with Medtech Acquisition	—	—	—	—	—	1,709
Adjustments related to Medtech Acquisition	(59,421)	73	2	126	8,983	(50,309)
Issuance of Preferred Units in conjunction with Spic and Span Acquisition	—	—	—	—	—	17,768
Issuance of warrants in connection with Medtech Acquisition Debt	4,871	—	—	—	—	4,871
Issuance of Preferred and Common Units upon exercise of warrants	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	1,790	1,790
Balance at March 31, 2004	$4,871	$—	$—	$—	$1,790	$126,509

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEMBERS’ AND SHARE HOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share and unit data)

	Senior Preferred Units		Class B Preferred Units		Common Units		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Retained
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Total
Successor Basis
Balance at March 31, 2004	22,500	$ 17,768	106,656	$ 96,807	57,901,655	$ 5,273	—	$ —	$ —	$ 4,871	$ —	$ 1,790	$ 126,509
Issuance of Preferred and Common Units for cash			58,385	58,385	1,838,591	148	—	—	—	—	—	—	58,533
Issuance of Preferred and Common Units in conjunction with Bonita Bay Acquisition			94	91	18,842	1	—	—	—	—	—	—	92
Repurchase/cancellation of Preferred and Common Units in conjunction with Bonita Bay Acquisition			(2,271)	—	(1,986,302)	(46)	—	—	—	—	—	—	(46)
Issuance of restricted Common Units to management for cash			—	—	337,000	235	—	—	—	—	—	—	235
Exchange of Common Units for common stock			—	—	(58,109,786)	(5,611)	26,666,667	267	—	5,344	—	—	—
Issuance of Common Stock in initial public offering, net			—	—	—	—	28,000,000	280	—	416,552	—	—	416,832
Redemption of Preferred Units	(22,500)	(17,768)	(162,864)	(155,283)	—	—	—	—	—	(18,315)	—	(8,470)	(199,836)
Retirement of common stock	—	—	—	—	—	—	(4,666,667)	(47)	—	(30,201)	—	—	(30,248)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	13,459	13,459
Unrealized gain on interest rate caps net of income tax expense of $200	—	—	—	—	—	—	—	—	—	—	320	—	320
Total comprehensive income													13,779
Balance at March 31, 2005	—	$ —	—	$ —	—	$ —	50,000,000	$ 500	$ (4)	$ 378,251	$ 320	$ 6,779	$ 385,846

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)

1.   Business and Basis of Presentation

Nature of business

On February 6, 2004, Prestige International Holdings, LLC (“Prestige LLC”), through two indirect wholly-owned subsidiaries, acquired all of the outstanding capital stock of Medtech Holdings, Inc. (“Medtech”) and The Denorex Company (“Denorex”) (collectively the “Predecessor Company”) (the “Medtech Acquisition”). On March 5, 2004, Prestige LLC, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of The Spic and Span Company (“Spic and Span”) (the “Spic and Span Acquisition”). On April 6, 2004, Prestige LLC, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of Bonita Bay Holdings, Inc. (“Bonita Bay”) (the “Bonita Bay Acquisition”). On October 6, 2004, Prestige LLC acquired all the outstanding capital stock of Vetco, Inc. (“Vetco”) (the “Vetco Acquisition”). On February 9, 2005, Prestige Brands Holdings, Inc. (“Prestige Holdings,” or together with Prestige LLC, “the Company”), a Delaware corporation, became the direct parent company of Prestige LLC, under the terms of an exchange agreement among Prestige Holdings, Prestige LLC and each holder of common units of Prestige LLC. Prestige LLC was controlled by affiliates of GTCR Golder Rauner II, LLC. Pursuant to the agreement, the holders of common units of Prestige LLC exchanged all of their common units for an aggregate of 26,666,667 shares of common stock of Prestige Holdings. In February 2005, the Company completed an initial public offering (Note 14).

The Company is engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

Basis of presentation

The Medtech Acquisition was accounted for as a purchase transaction. As a result, the combined Medtech and Denorex assets and liabilities were adjusted to fair value as of February 6, 2004, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. For financial reporting purposes, Medtech and Denorex, which were under common control and management, are considered the predecessor entities. Accordingly, the results of operations and cash flows for the year ended March 31, 2003 and the period from April 1, 2003 to February 5, 2004, represent the combined historical financial statements of Medtech and its subsidiaries and Denorex (“predecessor basis”). The balance sheets of the Company at March 31, 2005 and 2004, and the results of operations and cash flows for the year ended March 31, 2005 and for the period from February 6, 2004 to March 31, 2004, reflect those purchase accounting adjustments resulting from the Medtech Acquisition (“successor basis”). The Spic and Span, Bonita Bay and Vetco Acquisitions were also accounted for as purchase transactions. The results of operations and cash flows for Spic and Span, Bonita Bay and Vetco have been reflected in the Company’s consolidated statements of operations and cash flows beginning from their respective acquisition dates. The formation of Prestige Holdings and exchange of common units for common shares was accounted for as a reorganization of entities under common control. As a result, there was no adjustment to the carrying value of the assets and liabilities. All significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates.

Cash

Substantially all of the Company’s cash is held by one bank located in Wyoming.  The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing evaluations of customers’ financial condition are performed; however, collateral is not required. The Company maintains an allowance for doubtful accounts based on its historical collections experience, as well as its evaluation of current and expected conditions and trends affecting its customers.

Sales returns

The Company must make estimates of potential future product returns related to current period sales. In order to do this, the Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the Company’s reserve for returns in any accounting period. If actual future returns are greater than estimated by management, the Company’s financial statements in future periods would be adversely affected.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The Company provides a reserve for slow moving and obsolete inventory.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Machinery	5 years
Computer equipment	3 years
Furniture and fixtures	7 years

Expenditures for maintenance and repairs are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill

The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective April 1, 2002, the Predecessor Company ceased amortization of goodwill as described in Note 7. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Other long-term assets

Other long-term assets are stated at the lessor of cost or fair value less accumulated amortization. For amortizable intangible assets, amortization is computed on the straight-line method as follows:

Trademarks	15-30 years	(predecessor basis)
Trademarks	5-30 years	(successor basis)

The Company and Predecessor Company have incurred debt issuance costs in connection with their long-term debt. These costs are capitalized as deferred financing costs and amortized using the effective interest method over the term of the related debt.

Indefinite lived intangible assets are tested for impairment at least annually, while amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Revenue recognition

Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) delivery has occurred; and (4) collectibility is reasonably assured. These criteria are satisfied, and revenue is recognized, upon shipment of product. Provision is made for estimated customer discounts and returns at the time of sale.

Cost of sales

Cost of goods sold include product costs, warehousing costs, inbound and outbound shipping costs, handling and storage costs.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Slotting fees associated with products are recognized as a reduction of sales. Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for slotting fees. Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”) and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the equity instrument.

Income taxes

The Company and Predecessor Company account for income taxes in accordance with the provisions of Statement No. 109, “Accounting for Income Taxes” (“Statement No. 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative instruments

Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

The Company and Predecessor Company have designated their derivative financial instruments as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to interest rate risk). For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

Recently issued accounting standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4.”  Statement No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 requires that those items be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a significant impact on its financial position, results of operations or cash flows.

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payments (“Statement No. 123R”)”  Statement 123R requires the Company to recognize compensation expense for equity instruments awarded to employees. Statement 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets”. Statement No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies guidance provided by SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

2.   Acquisition of Businesses

On February 6, 2004, the Company acquired all of the outstanding capital stock of Medtech and Denorex for a purchase price of approximately $244,270 (including fees and expenses of $2,371).

On March 5, 2004, the Company acquired all of the outstanding capital stock of Spic and Span for a purchase price of approximately $30,268.

The Medtech Acquisition, including fees and expenses related to the new financing of $7,692, and the Spic and Span Acquisition were financed through the following sources:

	Medtech	Spic and Span
Medtech revolving credit facility	$195	$11,650
Medtech term loan facility	100,000	—
Medtech subordinated notes	42,941	—
Issuance of Preferred and Common Units	106,951	17,768
Total sources of funds	$250,087	$29,418

The total purchase prices of the Medtech Acquisition (which included cash of $166,146 paid to the selling shareholders, 1,185 Prestige LLC Class B Preferred Units valued at an aggregate of $1,185, and Prestige LLC Common Units valued at an aggregate of $524, assumed debt and accrued interest which was retired of $74,044 and acquisition costs of $2,371) and the Spic and Span Acquisition (which included cash of $4,873 paid to the selling shareholders, 22,500 Prestige LLC Senior Preferred Units issued to the selling shareholders valued at $17,768, and assumed debt and accrued interest which was retired of $7,627) were allocated to the acquired assets and liabilities as set forth in the following table:

	Medtech	Spic and Span	Total
Cash	$2,168	$1,063	$3,231
Restricted cash	700	—	700
Accounts receivable	10,622	1,849	12,471
Inventories	9,959	908	10,867
Prepaid expenses and other current assets	151	31	182
Property and equipment	434	445	879
Goodwill	55,452	—	55,452
Intangible assets	209,330	28,171	237,501
Deferred income taxes	—	141	141
Accounts payable	(6,672)	(1,644)	(8,316)
Accrued liabilities	(6,077)	(1,341)	(7,418)
Long-term debt	(71,868)	(6,981)	(78,849)
Deferred income taxes	(36,601)	—	(36,601)
	$167,598	$22,642	$190,240

The value of the Prestige LLC Class B Preferred Units and the Prestige LLC Common Units issued to the selling shareholders was determined based on the cash consideration received from GTCR and other investors concurrently with the acquisitions. The value of the Prestige LLC Senior Preferred Units issued to the selling shareholders in the Spic and Span Acquisition was determined based on the estimated cash flows that will accrue to the owners of the Senior Preferred Units, the timing of receipt and a market-based required rate of return for the Senior Preferred Units. A “unit” is an equity interest of a unitholder in the profits, losses and distributions of a limited liability company, or “LLC.”

As a result of the Medtech Acquisition, the Company recorded indefinite lived trademarks of $153,190 and $56,140 of trademarks with an estimated weighted average useful life of 11 years. As a result of the Spic and Span Acquisition, the Company recorded indefinite lived trademarks of $28,171.

On April 6, 2004, the Company acquired all of the outstanding capital stock of Bonita Bay for a purchase price of approximately $561,266 (including working capital adjustments totaling $1,091). In accordance with Statement No. 141, the Company was determined to be the accounting acquirer.

The Bonita Bay Acquisition, including fees and expenses related to the new financing of $22,651 and funds used to pay off $154,422 of debt and accrued interest incurred to finance the Medtech Acquisition, was financed through the following sources:

Revolving Credit Facility	$3,512
Tranche B Term Loan Facility	355,000
Tranche C Term Loan Facility	100,000
9.25% Senior Subordinated Notes	210,000
Issuance of Preferred and Common units	58,579
Total sources of funds	$727,091

The total purchase price of the Bonita Bay Acquisition (which included cash of $379,226 paid to the selling shareholders, 94 Prestige LLC Class B Preferred Units valued at an aggregate of $91 and 18,842 Prestige LLC Common Units valued at an aggregate of $1, assumed debt and accrued interest which was retired of $176,918 and acquisition costs of $3,579) was allocated to the acquired assets and liabilities as set forth in the following table:

Cash	$4,304
Accounts receivable	13,186
Inventories	16,185
Prepaid expenses and other current assets	1,391
Property and equipment	2,982
Goodwill	217,234
Intangible assets	352,460
Accounts payable and accrued liabilities	(21,189)
Long-term debt	(172,898)
Deferred income taxes	(34,429)
$379,226

As a result of the Bonita Bay Acquisition, the Company recorded indefinite lived trademarks of $340,700 and $11,760 of trademarks with an estimated weighted average useful life of seven years.

On October 6, 2004, the Company acquired all the outstanding stock of Vetco, Inc. for a purchase price of approximately $50,649. To finance the acquisition, the Company used cash on hand of approximately $20,649 and borrowed an additional $12,000 on its Revolving Credit Facility and $18,000 on its Tranche B Term Loan Facility.

The total purchase price of the Vetco Acquisition was allocated to the acquired assets and liabilities as set forth in the following table:

Accounts receivable	$2,136
Inventories	910
Prepaid expenses and other current assets	37
Property and equipment	5
Goodwill	21,858
Intangible assets	27,158
Accounts payable and accrued liabilities	(1,455)
$50,649

As a result of the Vetco Acquisition, the Company recorded $27,000 of trademarks with an estimated useful life of 20 years and $158 related to a 5-year non-compete agreement with the former owner of Vetco.

The following table reflects the unaudited results of the Company’s operations on a pro forma basis as if the Medtech, Spic and Span, Bonita Bay and Vetco Acquisitions had been completed on April 1, 2003. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of April 1, 2003, nor is it necessarily indicative of future operating results.

	Pro Forma	Pro Forma
	Twelve months ended	Twelve months ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Net sales	$309,534	$293,627
Income before income taxes	$32,482	$37,120
Net income	$19,886	$22,322

3.   Discontinued Operations

Effective March 28, 2003, the Predecessor Company sold substantially all of the assets of Pecos Pharmaceutical, Inc. (“Pecos”), one of the Predecessor Company’s three reporting units, to Contract Pharmacal Corporation (the “Purchaser”). The sale included all inventory and intangible assets related to the Pecos products. The sales price consisted of up to $1,000 of cash, all of which was subject to an earn-out provision based on the achievement of certain contribution margins from future sales by the Purchaser. During the year ended March 31, 2005, the Company received $445 from the Purchaser in full satisfaction of the earn-out provision. The Company recorded this consideration as an acquired receivable in purchase accounting.

In connection with the sale, the Predecessor Company agreed to indemnify the Purchaser for up to $3,000 of potential sales returns, less the cost of inventory transferred to the Purchaser as part of this transaction. Accordingly, the Predecessor Company recorded a liability of $2,272 related to this indemnification. In addition, the Predecessor Company recorded a loss on the sale of inventory totaling $1,220. These amounts have been included in the loss on disposal of the Pecos reporting unit for the year ended March 31, 2003.

In accordance with the sale agreement, the Predecessor Company was required to deposit $700 of cash into a legally restricted escrow account. This cash was returned to the Company in March 2004 as the Company and Predecessor Company had fully complied with the terms of the sale agreement.

The results of operations of the Pecos reporting unit for the year ended March 31, 2003 have been classified as a loss from operations of the discontinued Pecos reporting unit. Revenues of the discontinued Pecos reporting unit were $4,587 for the year ended March 31, 2003 (predecessor basis). The pre-tax losses of the discontinued Pecos reporting unit were $5,233 for the year ended March 31, 2003 (predecessor basis).

4.   Accounts Receivable

The components of accounts receivable consist of the following:

	March 31,
	2005	2004
	(successor basis)
Accounts receivable	$45,329	$16,244
Other receivables	835	341
Less allowances for discounts, returns and bad debts	(2,271)	(853)
	$43,893	$15,732

5.   Inventories

Inventories consist of the following:

	March 31,
	2005	2004
	(successor basis)
Packaging and raw materials	$3,587	$1,562
Finished goods	17,993	8,186
	$21,580	$9,748

Inventories are shown net of reserves for obsolete and slow moving inventory of $1,450 and $124 at March 31, 2005 and 2004, respectively.

6.   Property and Equipment

Property and equipment consist of the following:

	March 31,
	2005	2004
	(Successor Basis)
Machinery	$2,828	$—
Computer equipment	771	341
Furniture and fixtures	515	555
Leasehold improvements	173	19
	4,287	915
Less accumulated depreciation	(1,963)	(35)
	$2,324	$880

Depreciation of property and equipment totaled $1,899 for the year ended March 31, 2005, $41 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $247 and  $301 for the period from April 1, 2003 to February 5, 2004, and the year ended March 31, 2003 (predecessor basis), respectively.

7.   Goodwill

Effective April 1, 2002, the Predecessor Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill. Impairment tests were performed as of March 31, 2005 and 2004, and no impairment charge was required. The changes in the carrying amount of goodwill for the years ended March 31, 2003, 2004 and 2005 were as follows:

Balance as of March 31, 2003	—
Goodwill acquired in the Medtech Acquisition	55,594
Balance as of March 31, 2004	55,594
Goodwill acquired in the Bonita Bay Acquisition	217,234
Goodwill acquired in the Vetco Acquisition	21,858
Purchase accounting adjustments related to fiscal 2004 acquisitions	(142)
Balance as of March 31, 2005	$294,544

The following table reflects what the Predecessor Company’s net income (loss) would have been for the years ended March 31, 2003 before the change in accounting principle related to goodwill:

Year ended March 31,
2003
(predecessor basis)
Net loss	$(14,422)
Add back the cumulative effect of change in accounting principle, net of income tax benefit of $6,467, related to the adoption of SFAS 142	11,785
Adjusted net loss	$(2,637)

8.   Other Long-term Assets

Other long-term assets consist of the following at March 31, 2005:

			Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(successor basis)
Intangible assets:
Indefinite lived trademarks	$522,346	$—	$522,346
Amortizable intangible assets:
Trademarks	94,900	(8,775)	86,125
Non-compete agreement	158	(16)	142
	617,404	(8,791)	608,613
Deferred financing costs, net	13,193	—	13,193
Fair value of interest rate caps	2,803	—	2,803
Total	$633,400	$(8,791)	$624,609

Other long-term assets consist of the following at March 31, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(successor basis)
Intangible assets:
Indefinite lived trademarks	$181,361	$—	$181,361
Amortizable intangible assets:
Trademarks	56,140	(890)	55,250
	237,501	(890)	236,611
Deferred financing costs, net	2,783	—	2,783
Total	$240,284	$(890)	$239,394

At March 31, 2005 and 2004, the Company’s intangible assets had tax bases of $394,580 and $100,863, respectively.

Amortization of intangible assets totaled $7,901 for year ended March 31, 2005 and $890 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $4,251 and  $4,973 for the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis), respectively.

As of March 31, 2005, the Company’s future amortization of intangible assets is expected to be as follows:

Year ending March 31,
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	7,168
Thereafter	44,731
Total	$86,267

In connection with the Medtech Acquisition, the Company assumed certain contractual obligations, including royalty agreements for certain of the licensed products. Royalty costs were approximately $1,087 for the year ended March 31, 2005 and $73 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $450 for the period from April 1, 2003 to February 5, 2004 and $1,208 the year ended March 31, 2003 (predecessor basis).

9.   Accrued Expenses

Accrued liabilities consist of:

	March 31,
	2005	2004
	(successor basis)
Accrued marketing costs	$2,693	$1,631
Reserve for Pecos returns	242	1,186
Accrued payroll	2,004	1,345
Accrued commissions	308	353
Interest payable	7,060	1,241
Income taxes payable	615	138
Other	550	1,370
	$13,472	$7,264

10.   Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2005	2004
	(successor basis)
Tranche B Term Loan Facility	$369,360	$—
Senior Subordinated Notes	126,000	—
Medtech Revolving Credit Facility	—	10,548
Medtech Term Loan Facility	—	100,000
Medtech Subordinated Notes	—	38,146
	495,360	148,694
Less: current portion	(3,730)	(2,000)
Long-term debt	$491,630	$146,694

On April 6, 2004, the Company, through a wholly owned subsidiary, entered into a new senior secured credit facility (the “Senior Credit Facility”), consisting of a $50,000 non-amortizing senior secured revolving credit facility (“Revolving Credit Facility”), a $355,000 senior secured term loan facility, (“Tranche B Term Loan Facility”) and a $100,000 second lien term loan facility (“Tranche C Term Loan Facility”). On April 6, 2004, the Company, through a wholly owned subsidiary, also issued $210,000 of 9.25% senior subordinated notes (“Senior Subordinated Notes”).

On February 15, 2005, the Company’s initial public offering of common stock resulted in proceeds of $416.8 million. The proceeds were used to repay $100.0 million outstanding under the tranche C facility of the Company’s senior credit facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005). Effective upon the completion of the initial public offering, the Company entered into an amendment to the credit agreement that, among other things, allows the Company to increase the indebtedness under its tranche B facility by $200.0 million and allows for an increase in its revolving credit facility up to $60 million.

The Senior Credit Facility is collateralized by substantially all of the Company’s assets. The Tranche B and C Term Loan Facilities bear interest at the Company’s option of either prime (5.75% at March 31, 2005) or LIBOR (3.13% at March 31, 2005) plus a variable margin and mature on April 6, 2011 and October 6, 2011, respectively. At March 31, 2005, the applicable interest rate on the Tranche B facility was 5.38%. Principal and interest payments on Tranche B are due quarterly.

The Revolving Credit Facility is available until April 6, 2009. At March 31, 2005, the Company was eligible to borrow $60 million on the Revolving Credit Facility. The Revolving Credit Facility bears interest at the Company’s option of either prime plus a variable margin or LIBOR plus a variable margin. The variable margin ranges from 0.75% to 2.50%. At March 31, 2005, the applicable interest rate on the Revolving Credit Facility was 7.3%. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At March 31, 2005, the applicable rate was 0.50%.

The Senior Subordinated Notes (“Notes”) mature on April 15, 2012 and bear interest at 9.25%. Interest is payable on April 15 and October 15, each year, beginning on October 15, 2004. The total principal amount is due on April 15, 2012. The Company may redeem some or all of the Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium and on or after April 15, 2008 at redemption prices set forth in the Note agreement. The Notes are fully and unconditionally guaranteed by Prestige Brands International, LLC, which has no independent assets or operations, and its other wholly owned subsidiaries (except the issuer (Prestige Brands, Inc.), which is a wholly owned finance subsidiary of the Company). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

The senior credit facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting the Company from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. The Company’s credit agreement, dated April 6, 2004, requires that adjusted EBITDA is used as the basis for calculating the Company’s leverage and interest coverage ratios. The Company was in compliance with their financial and restrictive covenants under the credit facility at March 31, 2005.

The Medtech and Spic and Span Acquisitions

In order to finance the Medtech and Spic and Span Acquisitions, repay certain existing indebtedness, and pay related fees and expenses, the Company entered into the financing agreements set forth in the following paragraphs.

On February 6, 2004, the Company entered into a senior secured credit facility (the “Medtech Senior Credit Facility”), consisting of a $20 million non-amortizing senior secured revolving credit facility and a $100.0 million senior secured term loan facility. On February 6, 2004, the Company also issued $42.9 million of 12.0% subordinated notes (“Medtech Subordinated Notes”). The outstanding borrowings on the Medtech Senior Credit Facility were repaid on April 6, 2004 using proceeds from the Bonita Bay Acquisition financing discussed above.

The Medtech Subordinated Notes (“Notes”) were scheduled to mature on February 6, 2014. In conjunction with the Notes, the Company issued warrants to purchase 5,250 Class B Preferred Units and 2,619,386 Common Units. The warrants were exercised immediately upon issuance. The relative fair value of these warrants was recorded as a discount on debt of $4,871 and was being amortized over the life of the related debt. The outstanding Notes were repaid on April 6, 2004 using proceeds from the Bonita Bay Acquisition financing discussed above. In conjunction with the repayment of the Notes, the unamortized discount of $4,795 was written-off and recorded as loss on extinguishment of debt.

Predecessor Company

On March 1, 2001, the Predecessor Company entered into a credit agreement with a bank to provide $55,000 in debt (“Term Commitments A and B”) and a $10,000 revolving line of credit (“Revolving Line”, or together with Term Commitments A and B, the “Senior Debt”). Simultaneously, the Predecessor Company issued $21,500 of subordinated notes payable (the “Senior Subordinated Notes”). The outstanding borrowings were repaid on February 6, 2004 using proceeds from the Medtech Acquisition financing discussed above.

The Senior Subordinated Notes were scheduled to mature on August 31, 2008, and originally bore interest at 15%. On September 11, 2002, the note agreement was amended to require interest at 17%. The Predecessor Company accounted for this modification as an extinguishment and reissuance of debt in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the Predecessor Company recorded a loss on extinguishment of debt totaling $685 for the year ended March 31, 2003. In conjunction with the purchase of the Senior Subordinated Notes, the Predecessor Company issued 1,048,798 warrants to purchase Class A-1 Common Stock. The warrants were exercisable immediately at an exercise price of $0.01 per share and were to expire on March 1, 2013. The Predecessor Company initially recorded a discount of $442 on the Senior Subordinated Notes. The unamortized discount was expensed during the year ended March 31, 2003. The outstanding borrowings were repaid on February 6, 2004 using proceeds from the Medtech Acquisition financing discussed above.

Estimated future principal payments associated with long-term debt at March 31, 2005 are as follows:

Year ending March 31,
2006	$3,730
2007	3,730
2008	3,730
2009	3,730
2010	3,730
Thereafter	476,710
$495,360

Interest rate protection agreement

On June 30, 2004, the Company paid $52 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005, the Company paid $2.3 million for interest rate cap agreements that become effective August 30, 2005 with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50 million, $80 million and $50 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $2,803 as of March 31, 2005.

11.   Commitments and Contingencies

The Company has operating leases for office facilities in New York and Wyoming, which expire on April 9, 2009 and December 31, 2005, respectively.

The following summarizes future minimum lease payments:

Operating
Year ending March 31,	Leases
2006	471
2007	371
2008	371
2009	371
2010	32
$1,614

Rent expense for the fiscal year ending March 31, 2005 was $512 (successor basis). Rent expense totaled $62 for the period from February 6, 2004 to March 31, 2004 (successor basis), $357 for the period from April 1, 2003 to February 5, 2004 and $418 the year ended March 31, 2003 (predecessor basis), net of rent income from subleases totaling $23 for the period from February 6, 2004 to March 31, 2004 (successor basis) $96 for the period from April 1, 2003 to February 5, 2004 and $104 the year ended March 31, 2003 (predecessor basis).

On July 29, 2002, the Predecessor Company entered into a 10 year manufacturing and supply agreement with an unrelated company. Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $360. The Company had recorded a liability of $308 at March 31, 2005 and 2004 which represents its estimate of the probable liquidated damages. Such estimate is based on historical and expected purchases during the initial three years of the agreement.

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Pecos and Medtech. The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005 the Company was served with process by our former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company. The Company has answered and counterclaimed against Dickstein and also filed a third party complaint against the Lexington Insurance Company. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005 the Company was served with a complaint in a class action filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company’s Little Remedies® pediatric cough products. The Company is one of several corporate defendants, all of whom market OTC cough syrup products for pediatric use. The complaint alleges that the ingredient dextromethorphan is no more effective than placebo. There is no allegation of physical injury caused by the product or the ingredient. The Company is still evaluating its position in this litigation, however, the use of dextromethorphan in pediatric products is fully consistent with and supported by FDA regulations.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its financial condition or results of operation.

12.   Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended	February 6, 2004	April 1, 2003	Year Ended
	March 31,	to March 31,	to February 5,	March 31,
	2005	2004	2004	2003
	(successor basis)		(predecessor basis)
Current:
Federal	$545	$307	$(30)	$2,151
State	678	51	(4)	129
Foreign	102	—	—	—
Deferred:
Federal	6,348	662	1,620	1,530
State	849	34	98	92
Provision for income taxes from continuing operations	8,522	1,054	1,684	3,902
Benefit for income taxes from loss from operations of discontinued Pecos reporting unit	—	—	—	(1,848)
Benefit for income taxes from loss on disposal of Pecos reporting unit	—	—	—	(1,233)
Benefit for income taxes from cumulative effect of changes in accounting principle	—	—	—	(6,467)
	$8,522	$1,054	$1,684	$(5,646)

The principal components of the Company’s deferred tax balances are as follows:

	March 31,
	2005	2004
	(successor basis)
Deferred tax assets:
Allowance for doubtful accounts and sales returns	$992	$622
Inventory capitalization	359	83
Inventory reserve	567	45
Inventory step-up	—	(122)
Net operating loss carryforwards	7,990	8,306
Property and equipment	50	—
State income taxes	2,978	747
Other	430	270
Reserve for coupons	114	—
Vacation accrual	93	—
AMT tax credit carryforwards	278	—
Deferred tax liabilities:
Intangible assets	(92,704)	(47,145)
Interest rate caps	(200)	—
Property and equipment	—	(33)
Other	—	—
	$(79,053)	$(37,227)

At March 31, 2005, Prestige Brands, Medtech, Spic and Span, and Denorex had net operating loss carryforwards of approximately $9,790, $5,956, $901 and $4,932, respectively, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020. $8,677 of these carryforwards are subject to annual limitations as to usage of approximately $1,865 under Internal Revenue Code Section 382.

A reconciliation of the effective tax rate for continuing operations compared to the statutory U.S. Federal tax rate (34%) is as follows:

	Year Ended	February 6	April 1, 2003	Year Ended
	March 31,	to March 31,	to February 5,	March 31,
	2005	2004	2004	2003
	(successor basis)		(predecessor basis)
Income tax provision at statutory rate	$7,525	$967	$1,386	$2,349
Foreign income tax provision	102	—	—	—
State income taxes (net of federal income tax benefit)	873	50	71	139
Change in effective state tax rate	—	—	—	190
Amortization of intangible assets	—	—	94	193
Valuation allowance	—	—	321	992
Other	22	37	(188)	39
Provision for income taxes from continuing operations	$8,522	$1,054	$1,684	$3,902

13.   Members’ and Shareholders’ Equity

Prestige Holdings

Prestige Holdings is authorized to issue 250,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through March 31, 2005.

Prestige LLC

Prior to the initial public offering, the Company had four classes of units: Senior Preferred Units, Class A Preferred Units, Class B Preferred Units and Common Units. A “unit” is an equity interest of a unitholder in the profits, losses and distributions of the Company.

On February 9, 2005, Prestige Brands Holdings, Inc., a Delaware corporation, became the direct parent company of Prestige LLC, under the terms of an exchange agreement among Prestige Holdings, Prestige LLC and each holder of common units of Prestige LLC. Pursuant to the agreement, the holders of common units of Prestige LLC exchanged all their common units for an aggregate of 26,666,667 shares of common stock of Prestige Holdings.

On February 15, 2005, Prestige LLC, used a portion of the net proceeds from the initial public offering to redeem all the outstanding Senior Preferred Units and Class B Preferred Units for $199,836, which included cumulative and liquidating dividends of $26,785. The cumulative dividends were based on an 8% per year rate of return.

14.   Equity Issuances

On February 6, 2004, in connection with the Medtech Acquisition, certain senior executive officers purchased an aggregate of 5,282,269 common units of Prestige LLC at $.10 per unit. These units were purchased on the same day and at the same price that GTCR and-TCW/Crescent Partners, the Company’s unrelated equity investors (the “Sponsors”), purchased 50,000,000 common units. The value of the common units purchased in connection with the Medtech acquisition was determined by subtracting from the acquisition purchase price, the total debt outstanding immediately following the acquisition and the liquidation value of outstanding preferred units issued in the acquisition. On March 17, 2004, other executive officers purchased an aggregate of 405,103 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. On April 6, 2004, two employees purchased an aggregate of 50,435 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. Each of the above-referenced purchase transactions by management were conducted at fair market value based upon the price paid by the Sponsors in the Medtech Acquisition and the fact that the such purchases were made at the same price and at the same time or shortly thereafter.

On November 1, 2004, certain non-executive employees purchased an aggregate of 337,000 common units for $0.70 per unit, which was equal to fair market value. This determination was based on a contemporaneous valuation that utilized traditional methodologies, including market multiples, comparable transaction and discounted cash flow. The Company relied on this fair market value analysis in setting the $0.70 per unit price for the purchases. The Company awarded a total cash bonus of $235 to allow employees to purchase such units. In connection therewith, the Company recorded a bonus expense of $235. In this regard, all employee purchases were conducted at fair market value based upon the contemporaneous valuation.

In February 2005, the Company completed its initial public offering, pursuant to which it sold 28,000,000 shares of its common stock and selling shareholders sold 4,200,000 shares of common stock at a price of $16.00 per share. The offering resulted in proceeds to the Company of approximately $416,832, net of $3,168 of issuance costs. In connection with the offering, the Company retired 4,666,667 shares of its common stock for an aggregate cost of $30,248. Upon completion of the initial public offering, there were 50,000,000 shares of the Company’s common stock issued and outstanding.

15.   Equity Incentive Plan

In connection with the Company’s initial public offering, the Company’s board of directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. As of March 31, 2005, there were 5,000,000 shares available for issuance under the Plan. No grants have been made under the Plan as of March 31, 2005.

16.   Earnings Per Share

Basic and diluted earnings per share are calculated based on income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reported period. For the period from February 6, 2004 to the initial public offering, the weighted average number of common shares outstanding includes common units of Prestige LLC as if the common units had been converted to common stock using the initial public offering conversion ratio of one common unit to 0.4589 shares of common stock.  The Company had no potentially dilutive securities outstanding during the year ending March 31, 2005 or the period from February 6, 2004 through March 31, 2004.

	Fiscal Year	February 6,
	Ended	2004 to
	March 31,	March 31,
	2005	2004
Net income as reported	$13,459	$1,790
Cumulative preferred dividends on Senior Preferred and Class B Preferred units	(25,395)	(1,390)
Net income (loss) available to common shareholders	$(11,936)	$400
Basic and diluted weighted average shares outstanding	29,389,329	26,571,155
Basic and diluted net income (loss) per common share	$(0.41)	$0.02

17.   Related Party Transactions

In connection with the acquisitions, the Company entered into an agreement with an affiliate of GTCR to provide management and advisory services. Under the terms of the agreement, the Company was required to pay $4.0 million per year for these services. In February 2005, the management and advisory services agreement between the Company and an affiliate of GTCR was terminated. The total fee paid to GTCR during the year ended March 31, 2005 was $3.4 million. During 2004, in conjunction with the Medtech and Denorex Acquisitions, the Company paid an affiliate of GTCR a fee of $5,026.

In January 2004, the Company forgave a $1,404 receivable from Spic and Span.

The Predecessor Company entered into agreements with its majority shareholder to provide advisory and management services. For the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003, the Predecessor Company incurred $1,293 and $1,600, respectively, for these services. In addition, the Predecessor Company reimbursed this shareholder for travel expenses totaling $390 and $170 for the period from April 1, 2003 to February 5, 2004 and the year ended March 31, respectively. This shareholder was also paid $560 during the year ended March 31, 2003 for management and advisory services relating to the acquisition of the Denorex assets on February 7, 2002.

During the year ended March 31, 2002, the Predecessor Company entered into an agreement with an affiliated company under common management to provide certain administrative, technology and support services to the affiliate in exchange for $57 per month. This agreement was amended in April 2002 to reduce this fee to $33 per month. The Predecessor Company recognized $333 and $391 for these services during the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003, respectively. The agreement was terminated in March 2004.

18.   Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and accounts payable at March 31, 2005 and 2004 approximates fair value because of the short-term nature of these instruments. The carrying value of long-term debt at March 31, 2005 and 2004 approximates fair value based on interest rates for instruments with similar terms and maturities.

19.   Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the year ended March 31, 2005, the periods from February 6, 2004 to March 31, 2004, April 1, 2003 to February 5, 2004 and the year ended March 31, 2003, approximately 64%, 66%, 74% and 70% the Company’s total sales were derived from 4 of its brands. During the year ended March 31, 2005, the periods from February 6, 2004 to March 31, 2004, April 1, 2003 to February 5, 2004 and the year ended March 31, 2003, approximately 24%, 33%, 30% and 24% the Company’s net sales were made to one customer. At March 31, 2005, approximately 21% of accounts receivable were owed by one customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventory and could materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with distributing its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

As of March 31, 2005, the Company sold 94 types of products. The Company does not have long-term contracts with the manufacturers of 59 of those types of products. These 59 types of products accounted for approximately 29% of the Company’s gross sales for the year ended March 31, 2005. The fact that the Company does not have long-term contracts with these manufacturers means that they could cease manufacturing these products at any time and for any reason. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

20.   Business Segments

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are based on the company’s product lines. Within each reportable segment are operating segments which have similar economic characteristics, including the nature of the products, production process, type of customer and method of distribution.

There were no inter-segment sales or transfers during the year ended March 31, 2005, the period from February 6, 2004 through March 31, 2004, the period from April 1, 2003 through February 5, 2004 or the year ended March 31, 2003. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin. The table below summarizes information about reportable segments.

Year ended March 31, 2005	Over-the-Counter	Personal	Household
(successor basis)	Drug	Care	Cleaning	Consolidated
Net sales	$167,246	$33,665	$102,256	$303,167
Other revenues	—	—	151	151
Total revenues	167,246	33,665	102,407	303,318
Cost of sales	61,682	16,469	63,197	141,348
Gross profit	105,564	17,196	39,210	161,970
Advertising and promotion	23,193	6,894	8,315	38,402
Contribution margin	82,371	10,302	30,895	123,568
Other operating expenses				29,998
Operating income				93,570
Other income (expense)				(71,589)
Provision from income taxes				(8,522)
Net income				$13,459

Period from February 6, 2004 to March 31, 2004		Personal	Household
(successor basis)	Over-the-Counter	Care	Cleaning	Other	Consolidated
Net sales	$12,010	$4,721	$2,076	$—	$18,807
Other revenues—related party	—	—	—	54	54
Total revenues	12,010	4,721	2,076	54	18,861
Cost of sales	5,981	2,836	1,206	—	10,023
Gross profit	6,029	1,885	870	54	8,838
Advertising and promotion	869	603	217	—	1,689
Contribution margin	5,160	1,282	653	54	7,149
Other operating expenses					2,580
Operating income					4,569
Other income (expense)					(1,725)
Provision for income taxes					(1,054)
Net income					$1,790

Period from April 1, 2003 to February 5, 2004
(predecessor basis)	Over-the-Counter	Personal Care	Other	Consolidated
Net sales	$43,577	$25,149	$—	$68,726
Other revenues—related party	—	—	333	333
Total revenues	43,577	25,149	333	69,059
Cost of sales	14,685	11,569	—	26,254
Gross profit	28,892	13,580	333	42,805
Advertising and promotion	6,467	6,134	—	12,601
Contribution margin	22,425	7,446	333	30,204
Other operating expenses				17,970
Operating income				12,234
Other income (expense)				(8,157)
Provision for income taxes				(1,684)
Discontinued operations				—
Change in accounting principle
Net income				$2,393

Year ended March 31, 2003
(predecessor basis)	Over-the-Counter	Personal Care	Other	Consolidated
Net sales	$43,260	$32,788	$—	$76,048
Other revenues—related party	—	—	391	391
Total revenues	43,260	32,788	391	76,439
Cost of sales	12,620	14,855	—	27,475
Gross profit	30,640	17,933	391	48,964
Advertising and promotion	7,420	6,854	—	14,274
Contribution margin	23,220	11,079	391	34,690
Other operating expenses				17,349
Operating income				17,341
Other income (expense)				(10,432)
Provision for income taxes				(3,902)
Discontinued operations				(5,644)
Cumulative effect of change in accounting principle				(11,785)
Net (loss)				$(14,422)

During the year ended March 31, 2005, 98% of sales were made to customers in the United States and Canada. During the period from February 6, 2004 through March 31, 2004, the period from April 1, 2003 through February 5, 2004, and the year ended March 31, 2003, virtually all sales were made to customers in the United States of America and Canada. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At March 31, 2005 and 2004, all of the Company’s long-term assets were located in the United States of America and have not been allocated between segments.

21.   Subsequent Events

On April 13, 2005, the Company entered into a material definitive storage and handling agreement and transportation management agreement. As a result, in August 2005, the Company will change its third-party service provider and move its storage and distribution center to a different facility.

22.   Unaudited Quarterly Financial Information (in thousands, except for per share data)

					Period
				Period from	from Feb. 6,
				January 1,	2004
	Quarter Ended			2004	through	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	through	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003	2003	Feb. 5, 2004	2004	2004	2004	2004	2005
Income Statement Data:
Total revenues	$19,377	$23,781	$19,219	$6,682	$18,861	$67,757	$81,346	$75,854	$78,361
Cost of sales	7,047	9,040	7,485	2,682	10,023	36,123	37,843	33,923	33,459
Gross profit	12,330	14,741	11,734	4,000	8,838	31,634	43,503	41,931	44,902
Advertising and promotion expenses	4,208	5,046	2,736	611	1,689	13,771	10,304	7,265	7,062
Depreciation and amortization expenses	1,312	1,318	1,319	549	931	2,289	2,254	2,605	2,652
General and administrative expenses	2,441	2,493	2,879	4,255	1,649	4,921	4,502	5,690	5,085
Interest expense, net	2,171	2,217	2,148	1,621	1,725	11,049	10,834	11,994	10,849
Other expense	—	—	—	1,404	—	7,567	—	—	19,296
Income from continuing operations before taxes	2,198	3,667	2,652	(4,440)	2,844	(7,963)	15,609	14,377	(42)
Provision/(benefit) for income taxes	771	1,541	1,052	(1,680)	1,054	(2,826)	5,936	5,230	182
Net income/(loss)	$1,427	$2,126	$1,600	$(2,760)	1,790	(5,137)	9,673	9,147	(224)
Cumulative preferred dividends on Senior Preferred and Class B Preferred units					(1,390)	(3,619)	(3,827)	(3,895)	(14,053)
Net income (loss) available to common shareholders					$400	$(8,756)	$5,846	$5,252	$(14,277)
Net income (loss) per common share					$0.02	$(0.33)	$0.22	$0.20	$(0.37)
Basic and diluted weighted average shares outstanding					26,571,155	26,515,916	26,512,017	26,612,876	38,074,074

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Other		Balance at End of Year
Predecessor Basis
Year ended March 31, 2003
Deferred tax valuation allowance	$427	$992	$—	$—		$1,419
Reserves for sales returns	262	4,305	4,218	—		349
Allowance for doubtful accounts	57	126	94	—		89
Allowance for inventory obsolescence	184	87	193	—		78
Pecos returns reserve	888	7,556	4,340	—		4,104
Period from April 1, 2003 to February 5, 2004
Deferred tax valuation allowance	1,419	325	—	—		1,744
Reserves for sales returns	348	3,254	3,025	—		577
Allowance for doubtful accounts	89	166	114	—		141
Allowance for inventory obsolescence	78	350	340	—		88
Pecos returns reserve	4,104	—	2,755	—		1,349
Successor Basis
Period from February 6, 2004 to March 31, 2004
Deferred tax valuation allowance	1,744	—	—	(1,744	)(1)	—
Reserves for sales returns	684	389	568	288	(2)	793
Allowance for doubtful accounts	141	46	140	13	(2)	60
Allowance for inventory obsolescence	88	70	60	26	(2)	124
Pecos returns reserve	1,349	—	163	—		1,186
Year ended March 31, 2005
Reserves for sales returns	793	10,508	8,708	—		2,593
Allowance for doubtful accounts	60	32	33	191	(3)	250
Allowance for inventory obsolescence	124	769	266	823	(3)	1,450
Pecos returns reserve	1,186	—	944	—		242

(1)          As a result of the business combination of Medtech and Denorex, the Company determined that it would probably be able to utilize the deferred tax assets for which a valuation allowance had previously been established. Accordingly, the Company did not record a valuation allowance in purchase accounting.

(2)          As a result of the acquisition of Spic and Span, the Company recorded reserves for sales returns and allowances for doubtful accounts and inventory obsolescense in purchase accounting.

(3)          As a result of the acquisition of Bonita Bay and Vetco, the Company recorded allowances for doubtful accounts and inventory obsolescence in purchase accounting

Bonita Bay Holdings, Inc.

Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001
with Report of Independent Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bonita Bay Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Bonita Bay Holdings, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bonita Bay Holdings, Inc. as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Tampa, Florida
February 20, 2004

BONITA BAY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,153,906	$7,463,528
Accounts receivable, net of allowance for doubtful accounts and discounts of $365,891 and $1,226,501, respectively	23,119,991	15,595,726
Inventories	10,625,913	12,441,162
Prepaid expenses	1,017,608	2,274,036
Deferred income taxes	—	340,902
Total current assets	41,917,418	38,115,354
Property and equipment, net	3,272,853	4,504,950
Other noncurrent assets:
Trademarks and other purchased product rights, net	310,190,618	310,784,569
Debt issuance costs, net	7,884,590	9,410,802
Other	224,360	11,252
Total other noncurrent assets	318,299,568	320,206,623
Total assets	$363,489,839	$362,826,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,726,036	$9,848,417
Accrued expenses	5,680,223	3,542,773
Deferred income taxes	117,471	—
Income taxes payable	1,353,207	1,363,495
Current maturities of long-term debt	25,260,000	20,910,000
Total current liabilities	43,136,937	35,664,685
Deferred income taxes	15,451,791	6,968,263
Other long-term liabilities	590,664	1,238,360
Long-term debt, net of current maturities	153,817,551	177,780,431
Common stock warrants	2,355,330	2,684,569
Stockholders’ equity:
Class A, voting common stock, no par value; 125,000,000 shares authorized, 52,746,509 and 59,014,709 shares issued and outstanding	57,643,125	70,598,392
Class B, nonvoting common stock, no par value; 50,000,000 shares authorized; 34,340,506 shares issued and outstanding	47,330,446	47,330,446
Receivable from sale of stock	(1,186,333)	(1,122,684)
Retained earnings	44,503,941	22,231,550
Accumulated other comprehensive loss	(153,613)	(547,085)
Total stockholders’ equity	148,137,566	138,490,619
Total liabilities and stockholders’ equity	$363,489,839	$362,826,927

See accompanying notes.

BONITA BAY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Sales	$183,920,595	$122,353,757	$61,367,894
Returns, discounts and allowances	(16,850,740)	(11,787,626)	(6,399,577)
Net sales	167,069,855	110,566,131	54,968,317
Cost of sales	82,663,523	58,447,880	26,488,911
Gross profit	84,406,332	52,118,251	28,479,406
Operating expenses:
Advertising and promotion	19,525,302	10,132,868	7,425,355
Depreciation and amortization	1,744,253	744,439	4,155,245
General and administrative	9,733,510	5,555,994	4,138,169
Total operating expenses	31,003,065	16,433,301	15,718,769
Income from operations	53,403,267	35,684,950	12,760,637
Loss on extinguishment of debt	—	—	(1,604,300)
Interest expense	(17,482,602)	(8,111,635)	(6,212,878)
Interest income	175,220	103,238	13,432
Income before income taxes	36,095,885	27,676,553	4,956,891
Provision for income taxes	13,823,494	11,106,800	1,874,126
Net income	$22,272,391	$16,569,753	$3,082,765

See accompanying notes.

BONITA BAY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common stock					Receivable			Accumulated other
	Class A		Class B		Treasury	from sale	Retained	Comprehensive	comprehensive
	Shares	Value	Shares	Value	stock	of stock	earnings	income	loss	Total
Balance, December 31, 2000	45,830,780	$45,830,780	1,791,220	$1,791,220	$—	$—	$2,579,032		$—	$50,201,032
Repurchase of Class A common stock	(10,000,000)	—	—	—	(14,000,000)	—	—		—	(14,000,000)
Issuance of Class A common stock, net of stock issuance costs	15,673,929	9,148,070	—	—	14,000,000	(1,059,035)	—		—	22,089,035
Issuance of Class B common stock, net of stock issuance costs	—	—	32,549,286	44,501,930	—	—	—		—	44,501,930
Exercise of stock options	10,000	10,000	—	—	—	—	—		—	10,000
Issuance of common stock warrants	—	1,042,704	—	1,037,296	—	—	—		—	2,080,000
Net income	—	—	—	—	—	—	3,082,765	$3,082,765	—	3,082,765
								$3,082,765
Balance, December 31, 2001	51,514,709	56,031,554	34,340,506	47,330,446	—	(1,059,035)	5,661,797		—	107,964,762
Issuance of Class A common stock, net of stock issuance costs	7,500,000	14,575,238	—	—	—	—	—		—	14,575,238
Exercise of stock options	14,000	14,000	—	—	—	—	—		—	14,000
Repurchase and retirement of Class A common stock	(14,000)	(22,400)	—	—	—	—	—		—	(22,400)
Interest on receivable from sale of stock	—	—	—	—	—	(63,649)	—		—	(63,649)
Net income	—	—	—	—	—	—	16,569,753	$16,569,753	—	16,569,753
Other comprehensive income:
Change in fair value of interest rate swap and collar agreements, net of income taxes of $360,873	—	—	—	—	—	—	—	(547,085)	(547,085)	(547,085)
								$16,022,668
Balance, December 31, 2002	59,014,709	70,598,392	34,340,506	47,330,446	—	(1,122,684)	22,231,550		(547,085)	138,490,619
Issuance of Class A common stock, net of stock issuance costs	166,300	332,600	—	—	—	—	—		—	332,600
Exercise of stock options	28,167	32,467	—	—	—	—	—		—	32,467
Repurchase and retirement of Class A common stock	(6,462,667)	(13,320,334)	—	—	—	—	—		—	(13,320,334)
Interest on receivable from sale of stock	—	—	—	—	—	(63,649)	—		—	(63,649)
Net income	—	—	—	—	—	—	22,272,391	$22,272,391	—	22,272,391
Other comprehensive income:
Change in fair value of interest rate swap and collar agreements, net of income taxes of $254,224	—	—	—	—	—	—	—	393,472	393,472	393,472
								$22,665,863
Balance, December 31, 2003	52,746,509	$57,643,125	34,340,506	$47,330,446	$—	$(1,186,333)	$44,503,941		$(153,613)	$148,137,566

See accompanying notes.

BONITA BAY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Operating activities
Net income	$22,272,391	$16,569,753	$3,082,765
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	1,604,300
Accretion of debt discount to interest expense	483,916	—	475,700
Depreciation and amortization	1,744,253	744,439	4,155,245
Deferred taxes	8,687,680	5,411,113	1,386,714
Interest earned on receivable from sale of stock	(63,649)	(63,649)	—
Reallocation of purchase price	743,956	—	—
Paid in kind interest	503,964	—	—
Changes in assets and liabilities:
Accounts receivable	(7,524,265)	(5,488,194)	(1,514,875)
Income taxes receivable	—	—	(27,000)
Inventories	1,815,249	(3,604,299)	(2,130,237)
Prepaid expenses	1,256,428	(1,155,804)	(710,036)
Debt issuance costs	2,039,300	1,003,209	1,504,738
Accounts payable	877,619	6,595,828	1,283,214
Accrued expenses	2,137,450	606,502	1,684,825
Income taxes payable	(10,288)	1,390,495	(892,308)
Net cash provided by operating activities	34,964,004	22,009,393	9,903,045
Investing activities
Purchases of fixed assets	(369,654)	(241,916)	(120,452)
Acquisition of Clear eyes/Murine brands	(295,367)	(110,700,129)	—
Acquisition of Comet brand	(4,638)	—	(144,805,862)
Disposals of fixed assets	7,496	—	—
Changes in other noncurrent assets	(213,108)	—	—
Net cash used in investing activities	(875,271)	(110,942,045)	(144,926,314)
Financing activities
Issuance of common stock, net of stock issuance costs	332,600	14,575,238	52,590,965
Exercise of stock options	32,467	14,000	10,000
Repurchase and retirement of common stock	(13,320,334)	(22,400)	—
Reallocation/issuance of common stock warrants	(329,239)	2,684,569	2,080,000
Payments under line of credit agreement	—	(1,000,000)	—
Payments under long-term debt	(35,600,761)	(23,475,000)	(51,705,000)
Proceeds from debt	15,000,000	108,740,431	136,500,000
Debt issuance costs	(513,088)	(5,929,626)	(5,255,780)
Net cash (used in) provided by financing activities	(34,398,355)	95,587,212	134,220,185
Net (decrease) increase in cash	(309,622)	6,654,560	(803,084)
Cash at beginning of year	7,463,528	808,968	1,612,052
Cash at end of year	$7,153,906	$7,463,528	$808,968
Supplemental disclosures of cash flow information
Cash paid for interest	$15,751,257	$7,508,000	$3,635,301
Cash paid for income taxes	$5,167,219	$4,294,769	$1,392,412

See accompanying notes.

BONITA BAY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1.   Organization and Operations

Bonita Bay Holdings, Inc. and its wholly-owned subsidiaries (the Company) market and manufacture branded over-the-counter consumer products. The Company’s products are sold through mass merchandisers, independent and chain drug stores, drug wholesalers and food stores in the United States and in various markets throughout the world. The Company acquired all of the assets related to the Prell, Chloraseptic and Comet brands from The Procter & Gamble Company (“P&G”) effective November 1, 1999, March 30, 2000 and October 2, 2001, respectively. Additionally, the Company acquired all of the assets related to the Clear eyes/Murine brands from Abbott Laboratories (“Abbott”) on December 30, 2002 (see Note 3). The results of operations of the acquired products have been included in the accompanying consolidated statements of income from the dates of acquisition.

2.   Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue from product sales upon the shipment to the customer. The Company has recorded revenue generated under the Comet and the Clear eyes/Murine domestic transitional service agreements (see Note 3) on a gross basis in accordance with the provisions of Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as the Company was the primary obligor under these agreements, bears the credit and economic risk and has discretion in the choice of supplier. In addition, sales of Chloraseptic to certain customers still serviced by P&G are recorded on a gross basis, as the Company is the primary obligor under these agreements, bears the credit and economic risk and has discretion in the choice of supplier.

Revenue has been recorded on a net basis for international sales of Clear eyes/Murine under the marketing transition period and prior to the satisfaction of regulatory requirements (see Note 3) for the years ended December 31, 2003 and 2002, in accordance with the provisions of Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as the Company was not the primary obligor under this arrangement and did not bear any credit or economic risk in the sales transactions.

It is the Company’s policy across all classes of customers that all sales are final. As is common in the consumer products industry, products are returned by the customer due to a number of reasons.

Examples include products damaged in transit, discontinuance of a particular size or form of product, shipping error, etc. The Company maintains and evaluates an allowance for damages since all other types of returns are not significant. Actual returns are charged against the allowance upon the receipt of the product or deduction from remittance by the customer.

Cash and cash equivalents

The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at the amount the Company expects to collect on customer trade receivables. The Company establishes a general allowance of approximately 1% of gross trade receivables in conjunction with a specific allowance for receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. The Company does not charge interest on past due receivables.

Inventories

Inventories, comprised of finished goods, are priced at the lower of cost (purchased cost for finished goods purchased from outsourced manufacturers) or market. The Company’s method for determining inventory cost approximates the first-in, first-out method. In addition, the Company recognizes shipping and handling expenses as a component of cost of sales.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of depreciable assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statement of income.

Trademarks and other purchased product rights

The cost of a Chloraseptic noncompete agreement was capitalized and amortized over its useful life, estimated at 3 years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets (SFAS No. 142). Prior to the adoption of SFAS No. 142, trademarks were amortized over 20 years. All intangible assets subject to amortization have been fully amortized as of December 31, 2003.

The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, required the Company to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value-based tests of the carrying value of indefinite-lived intangible assets. Accordingly, the Company discontinued the amortization of the cost of these intangible assets. The discontinuation of this amortization favorably affected net income in fiscal 2002 by $6,687,155, net of income tax benefit. In addition, goodwill and other indefinite-lived intangible assets are now tested for impairment on an annual basis. The Company obtained independent appraisals to determine the fair value of the intangible assets at December 31, 2002 and compared their fair values with the carrying values, noting that no impairment had occurred.

Prior to the adoption of SFAS No. 142, the Company evaluated whether events and circumstances had occurred that indicated the remaining useful life of intangible assets might warrant revision or that the remaining balance may not be recoverable. When factors indicated that intangible assets should have been evaluated for possible impairment, the Company used an estimate of the future undiscounted net cash flows of the related assets over the remaining lives of the assets in measuring whether long-lived assets were recoverable. Subsequent to the adoption of SFAS No. 142, the Company performed annual impairment tests and determined no reevaluation was warranted using fair values as determined by product brand contribution margin.

The changes in the carrying amount of the Clear eyes/Murine Brand’s trademark are as follows for 2003 and 2002:

	2003	2002
Balance as of January 1	$102,795,660	$—
Additional Clear eyes/Murine Brands closing costs	295,367	102,795,660
Clear eyes/Murine international closings	(743,956)	—
Balance as of December 31	$102,347,071	$102,795,660

While the full purchase price for the Clear eyes/Murine worldwide business was paid at the December 30, 2002 closing, transfer of the international assets could not occur until the appropriate infrastructure and regulatory filings were completed. Inventory purchased in connection with these international closings required adjustment to the original purchase price allocation based on the inventory net realizable value less costs of disposal and a reasonable profit thereon. Since there was no additional purchase price to allocate to the inventory, an allocation reducing trademarks resulted for the international closings occurring in 2003. The adjustment to the trademark was $743,956.

Debt issuance costs

The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized and amortized using a method that approximates the effective interest method over the term of the related debt. The yearly amortization of debt issuance cost is recorded as interest expense in the consolidated statements of income. Amortization expense related to debt issuance costs was $2,039,300, $1,003,209 and $1,504,738 for the years ended December 31, 2003, 2002 and 2001, respectively, and accumulated amortization was $3,433,598 and $1,394,297 as of December 31, 2003 and 2002, respectively.

Estimated future amortization expense for debt issuance costs is as follows:

Year ending December 31:	Amount
2004	$2,072,097
2005	1,949,136
2006	1,665,258
2007	1,167,386
2008	1,019,479
Thereafter	11,234
$7,884,590

Advertising expenses

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Advertising expense for 2003, 2002 and 2001 was $11,216,236, $4,732,800 and $4,610,613, respectively.

Foreign currency translation

The assets and liabilities of the Company’s international subsidiaries are translated at rates of exchange in effect on the reporting date. Income and expense items are translated at average exchange rates in effect for the year. The resulting translation adjustment was not material to the Company’s consolidated balance sheets or income statements.

Stock option plan

At December 31, 2003, the company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the intrinsic value method, as defined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), to stock-based employee compensation for the year ended December 31:

	2003	2002	2001
Net income, as reported	$22,272,391	$16,569,753	$3,082,765
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(312,838)	(351,779)	(314,482)
Pro forma net income	$21,959,553	$16,217,974	$2,768,283

Derivative financial instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

The Company has designated its derivative financial instruments as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gains or losses on the derivative instruments is recorded in results of operations immediately.

Fair values of financial instruments

The carrying values of the Company’s cash, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. The carrying value of long-term debt approximates its fair value due to the variable rates associated with this financial instrument. For the interest rate swap and collar agreements, the carrying amount was determined using fair value estimates from third parties.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash and cash equivalents. The Company’s exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry. As a result, the Company performs ongoing credit evaluations of its customers’ financial position but generally requires no collateral from its customers. The Company’s largest customer accounted for 25.2%, 19.4%, and 20.2% of sales in 2003, 2002 and 2001, respectively. No other customer exceeded 10% of the Company’s sales in the respective years. Short-term cash investments are placed with high credit-quality financial institutions or in low-risk, liquid instruments. No losses have been experienced on such investments.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Impact of recently issued pronouncements

In July 2001, the Emerging Issues Task Force (“EITF”) finalized EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products (EITF 00-25). Under the provisions of EITF 00-25, the Company is required to classify certain marketing and selling expenses as reductions of net sales. The results of operations and the financial position of the Company, therefore, are not affected. The Company adopted the provisions of EITF 00-25 during the year ended December 31, 2001. EITF Issue Nos. 00-14, Accounting for Certain Sales Incentives (EITF 00-14) and EITF 00-25 have been codified in EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer.

On December 31, 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB 25. The Company adopted the disclosure provisions of SFAS No. 148 during the year ended December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). The Company adopted SFAS No. 145 on December 31, 2002. SFAS No. 145 requires the Company to include gains and losses on extinguishment of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. The Company is also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS No. 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in a company’s statement of financial position. This statement is effective for the year-end period beginning after December 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows other than classification of warrants in the accompanying balance sheet.

3.   Acquisition of Brands

Clear eyes/Murine brands

On December 30, 2002, the Company completed the acquisition of the Clear eyes/Murine eye and ear-care product lines from Abbott for approximately $110,700,000, including acquisition costs of approximately $1,097,000. As a result, the accompanying consolidated statements of income includes the results of operations of the Clear eyes/Murine brands since the date of acquisition. This acquisition included the worldwide rights to manufacture, sell and market the Clear eyes/Murine products plus related intellectual property and certain manufacturing equipment. The purchase price of $110,700,000 was allocated $3,816,000 to inventory, $4,088,000 to property and equipment and $102,796,000 to the Clear eyes/Murine Brands trademark, which was assigned an indefinite life. This was a preliminary allocation which is adjusted as additional international country regulatory requirements are met (See Note 2) and international assets are transferred.

Under a domestic transitional services agreement, Abbott continued to receive and process customer orders, ship products to customers, and collect and process accounts receivable through March 31, 2003. Revenue has been recorded on a gross basis under the domestic transitional services agreement for the year ended December 31, 2003 and 2002. Abbott continued to manufacture the product for the Company under a manufacturing agreement that extends through December 31, 2005.

The Company will also continue to rely on Abbott to market, sell and distribute the Clear eyes/ Murine products in the remaining international countries until the Company satisfies various international regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the marketing transition period, Abbott paid the Company a net royalty equal to 38% of international sales of Clear eyes/Murine products in these countries through December 31, 2003, with the net royalty to be reduced to 19% of international sales from January 1, 2004 through December 30, 2004. Revenue has been recorded on a net basis for international sales of the Clear eyes/Murine brands during the marketing transition period for the year ended December 31, 2003 and 2002. Abbott will pay all costs and expenses related to the manufacture, marketing and sales of the Clear eyes/Murine products in these countries. As the regulatory requirements are met and the Company assumes responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and the Company will record these international sales directly on a gross basis, as well as the costs and expenses associated with these sales. During the year ended December 31, 2003, the Company satisfied regulatory requirements in seven additional countries.

Comet Brand

Effective October 2, 2001, the Company completed the acquisition of the Comet brand from P&G for approximately $144,800,000, including acquisition costs of $2,800,000. This acquisition included the worldwide rights (except in certain Eastern European countries and Russia) to manufacture, sell and market Comet products plus related intellectual property. The entire purchase price was allocated to trademark, which was assigned an indefinite useful life. Under a transitional services agreement, P&G continued to receive and process customer orders, ship products to customers, and collect and process accounts receivable through April 30, 2002. Revenue has been recorded on a gross basis under the transitional services agreement for the years ended December 31, 2002 and 2001. Since April 30, 2002, P&G has continued to manufacture Comet products under a standard contract manufacturing agreement.

4.   Property and Equipment

Property and equipment are summarized as follows at December 31:

	Useful Life in Years	2003	2002
Computer equipment and software	3	$645,549	$500,557
Furniture and fixtures	5	147,428	131,898
Office equipment	5	55,112	48,862
Leasehold improvements	7	102,105	88,255
Plates, dies and molds	7	312,705	133,191
Manufacturing equipment	7	4,088,470	4,088,470
		5,351,369	4,991,233
Less accumulated depreciation		(2,078,516)	(486,283)
		$3,272,853	$4,504,950

Depreciation expense was $1,594,253, $211,106 and $152,103 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.   Trademarks and Other Purchased Product Rights

Trademarks and other purchased product rights consisted of the following at December 31:

	Useful Life in Years	2003	2002
Prell trademark	Indefinite	$10,693,394	$10,693,394
Chloraseptic trademark	Indefinite	58,654,300	58,654,300
Chloraseptic noncompete agreement	3	1,600,000	1,600,000
Comet trademark	Indefinite	144,810,500	144,805,862
Clear eyes/Murine trademarks	Indefinite	102,347,071	102,795,660
		318,105,265	318,549,216
Less accumulated amortization		(7,914,647)	(7,764,647)
		$310,190,618	$310,784,569

Amortization expense related to the Chloraseptic noncompete agreement was $150,000 and $533,333 for the years ended December 31, 2003 and 2002. Amortization expense related to the Prell, Chloraseptic, and Comet trademarks and the Chloraseptic noncompete was $4,003,142 for the year ended December 31, 2001.

6.   Revolving Line of Credit

The Company has a $15,000,000 revolving line of credit with a bank collateralized by virtually all of the assets of the Company. On December 30, 2002, the line of credit was amended and restated to extend the maturity date to December 30, 2007. Advances under the line of credit bear interest payable monthly at LIBOR plus an applicable rate (5.75% at December 31, 2002). As of December 31, 2003 and 2002, there were no outstanding balances under the line of credit.

7.   Long-Term Debt

Long-term debt is as follows at December 31, 2003 and 2002:

	2003	2002
Tranche A term note payable to a bank group, payable in quarterly installments of principal and interest through December 30, 2007. Interest is payable at LIBOR plus an applicable margin through December 30, 2007. At December 31, 2003 and December 31, 2002 the rate was approximately 5.19% and 5.75%, respectively. The note is collateralized by substantially all of the Company’s assets.	$86,866,172	$110,000,000
Tranche B term note payable to a bank group, payable in quarterly installments of principal and interest through December 30, 2008. Interest is payable at LIBOR plus an applicable margin through December 30, 2008. At December 31, 2003 and December 31, 2002, the rate was approximately 5.69% and 6.75%, respectively. The note is collateralized by substantially all of the Company’s assets.	68,683,828	63,000,000
Senior subordinated notes payable with a fixed interest rate of 15% (of which 2% is Paid in Kind interest accrued in the notes payable balance). Interest is payable quarterly, with principal and any remaining interest due in full on December 31, 2009. The notes are recorded at the face amount of $24,895,000 and $28,375,000 less unamortized discount in the amount of $1,871,414, and $2,684,569, for the years ended December 31, 2003 and December 31, 2002, respectively. Refer to Note 9.	23,527,551	25,690,431
	179,077,551	198,690,431
Less current portion	(25,260,000)	(20,910,000)
	$153,817,551	$177,780,431

r

The Tranche A and B notes payable and the line of credit agreement contains restrictive covenants, which, among other things, require maintenance of various financial ratios. As of December 31, 2003, the Company was in compliance with all restrictive covenants.

Maturities of the Company’s long-term debt as of December 31, 2003, are as follows:

Year ending December 31:	Amount
2004	$25,260,000
2005	27,460,000
2006	29,660,000
2007	26,590,064
2008	46,579,936
Thereafter	23,527,551
$179,077,551

8.   Derivative Financial Instruments

Effective July 27, 2001, the Company entered into an interest rate swap agreement with a bank covering $16,500,000 of the balance under the Tranche A note payable. The interest rate swap agreement requires the Company to pay a fixed rate of 4.8% in exchange for variable rate payments based on the U.S. three-month LIBOR. The interest rate swap agreement expires on July 31, 2004. During the year ended December 31, 2001, the swap was ineffective and $330,402 was recorded as interest expense in the accompanying statement of income. During the year ended December 31, 2002, the Company redesignated the interest rate swap agreement as a cash flow hedge. Therefore, the change in fair value of this hedge is no longer recorded through earnings but through other comprehensive income in the accompanying consolidated statements of stockholders equity.

Effective March 29, 2002, the Company entered into a zero-cost collar agreement with a bank covering $41,237,500 of the combined balance under the Tranche A and B note payable agreements, in order to minimize its exposure to fluctuations caused by volatility in interest rates. The interest rate collar agreement requires the Company to pay a variable rate based on the U.S. three-month LIBOR with a floor of 2.83% and a cap of 6.00%. The interest rate collar agreement expires on July 31, 2004.

Effective March 14, 2003, the Company entered into two zero-cost collar agreements with two different banks covering $44,230,000 of the combined balance under the Tranche A and B note payable agreements, in order to minimize its exposure to fluctuations caused by volatility in interest rates. The interest rate collar agreements require the Company to pay a variable rate based on the US three month LIBOR with a floor of 1.33% on $17,692,000 and 1.35% on $26,538,000 and a cap of 6.00%. The interest rate collar agreements expire on March 31, 2006.

The fair value of all these hedges is $590,654 and $1,238,360 at December 31, 2003 and 2002, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. Because the hedges qualify as effective for financial reporting purposes, the change in fair value of the hedges of $393,472 and $547,085, net of income taxes of $254,224, and $360,873 at December 31, 2003 and 2002, respectively, is recorded as a reduction of other comprehensive income in the accompanying consolidated statements of stockholders’ equity.

9.   Warrants

In connection with the issuance of the senior subordinated notes payable on December 30, 2002, the Company issued warrants to the holders of the subordinated notes for 1,489,999 shares of the Company’s Class A common stock. The warrants have an exercise price of $0.01 and expire on December 30, 2012. On December 30, 2002, the amount allocated to the warrants of $2,684,569 was recorded as a discount to the senior subordinated notes payable and a credit to common stock warrants. On February 25, 2003, in connection with a partial repayment of the senior subordinated notes, the number of warrants was reduced to 1,307,261, resulting in the value of the warrants being reduced to $2,355,330. These warrants contain certain “put” rights that allow the holder to require the Company to purchase all or any portion of the warrants or shares of Class A common stock issued upon exercise of the warrants at a price equal to the higher of adjusted earnings before interest, taxes, depreciation and amortization expense per share or the fair market value per share of common stock on such date less the cost to exercise the warrants. The “put” repurchase period commences June 30, 2009 and terminates on December 30, 2012. The “put” repurchase period may be accelerated upon the occurrence, not prior to December 30, 2003, of giving notice by the Company of an optional prepayment of the senior subordinated notes payable. In accordance with the debt agreement, all prepayments must be done on a pro-rata basis to all note holders. The Company has certain “call” rights during the period from December 30, 2009 to December 30, 2012 to repurchase all of the warrants or shares of Class A common stock issued upon exercise of the warrants from the holders of such warrants for the repurchase price defined above. The Company accretes the value of the warrants up to the highest “put” repurchase price through June 30, 2009.

In connection with the issuance of bridge loans on October 2, 2001, the Company issued warrants to the loanholders for 900,000 shares of the Company’s Class A or Class B common stock. The warrants were assigned a value of $1,662,000 as of the date of issuance, which was recorded as an increase in common stock in the consolidated balance sheet as of December 31, 2001. The Bridge Loan contained provisions to issue additional warrants if certain repayment dates were not met. Under these provisions, the Company issued additional warrants to purchase 328,000 shares of Class A or Class B common stock. The warrants were assigned a value of $418,000 as of the date of issuance, which was recorded as interest expense in the accompanying consolidated statement of income for the year ended December 31, 2001. The warrants had an exercise price of $0.01 and were to expire on October 2, 2008. The total value assigned to the warrants was $2,080,000, of which $1,662,000 was charged to debt discount and $418,000 was charged to interest expense. The Bridge Loan was repaid on December 17, 2001, and accordingly, the difference between the net carrying amount of the debt (including the unamortized debt discount), and the cost of extinguishment was recorded as a loss on extinguishment of debt of $1,604,300 in the accompanying consolidated income statement for the year ended December 31, 2001. The warrants remain outstanding after extinguishment of the debt.

10.   Stockholders’ Equity

During November and December 2001, the Company repurchased 10,000,000 shares of Class A common stock from a stockholder that were issued in connection with the Comet acquisition. These shares were repurchased at the original issuance price of $1.40 per share for a total purchase price of $14,000,000. The Company subsequently resold 8,937,500 of shares to new stockholders for total proceeds of $14,000,000.

11.   Income Taxes

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001, respectively, was composed of the following:

	2003	2002	2001
Current:
Federal	$4,407,875	$4,447,314	$416,172
State	605,550	1,248,373	71,240
Foreign	122,389	—	—
	5,135,814	5,695,687	487,412
Deferred:
Federal	7,240,443	4,225,175	1,183,852
State	1,447,237	1,185,938	202,862
	8,687,680	5,411,113	1,386,714
Total provision	$13,823,494	$11,106,800	$1,874,126

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2003	2002	2001
Income tax provision at statutory rate:	$12,644,965	$9,686,794	$1,685,343
Increase (decrease) in income tax due to:
Meals & entertainment	10,036	6,605	7,994
Officer life insurance	5,170	—	—
State income taxes net	1,282,910	1,315,533	180,789
Adjustment to deferred tax liability due to rate change	(83,366)	97,868	—
Earned income exclusion	(36,221)	—	—
	$13,823,494	$11,106,800	$1,874,126

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liability on the consolidated balance sheets at December 31, 2003 and 2002 are:

	2003	2002
Deferred tax assets:
Accounting fees	$33,296	$15,972
Allowance for doubtful accounts	143,612	487,534
Accrued legal fees	51,025	37,517
Accrued other	7,959	—
Cash flow hedge/interest rate swap	231,835	492,248
Total deferred tax assets	$467,727	$1,033,271
Deferred tax liabilities:
Prepaid expenses	$(353,363)	$(200,121)
Fixed assets	(221,417)	(30,885)
Intangible assets	(15,462,209)	(7,429,626)
Total deferred tax liabilities	(16,036,989)	(7,660,632)
Net deferred tax liability	$15,569,262	$6,627,361

12.   Stock Option Plan

Effective December 3, 1999, the Company adopted the Stock Option Plan (the “Plan”), under which 5 million shares of Class A common stock are authorized and reserved for use in the Plan. The Plan allows the issuance of nonqualified or incentive stock options at an exercise price determined by the Company’s Board of Directors. Options covering one-half of the authorized number of shares are subject to Pool A Agreements, and options covering the remaining half are subject to Pool B Agreements. Options granted under Pool A Agreements become exercisable over three years and expire ten years from the date of grant. Options granted under Pool B Agreements become exercisable on the eighth anniversary of the date of grant and expire ten years from the date of grant. Accelerated vesting may occur under Pool B Agreements due to a change in control and based on attainment of certain return on investment levels during the year in which the change of control takes place.

Stock option activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,890,500	$1.12	3,184,500	$1.00	2,625,000	$1.00
Granted	848,000	2.00	750,000	1.60	829,500	1.00
Exercised	(28,167)	1.60	(14,000)	1.00	(10,000)	1.00
Canceled or expired	(91,833)	1.54	(30,000)	1.00	(260,000)	1.00
Outstanding, end of year	4,618,500	$1.26	3,890,500	$1.12	3,184,500	$1.00
Options vested at year-end	3,113,333	$1.05	1,805,604	$1.01	802,833	$1.00
Weighted Average fair value of options granted		$.30		$.51		$.34

A summary of exercise prices for options outstanding under the Company’s stock-based compensation plan at December 31, 2003 is presented below:

Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$1.00	3,068,500	$1.00	6.17	2,789,333	$1.00
$1.40-$1.60	722,000	$1.53	7.94	324,000	$1.50
$2.00	828,000	$2.00	8.76	—	—
	4,618,500			3,113,333

The Company accounts for its stock-based compensation plan under APB 25, under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No.123, as amended by SFAS No. 148, which allows companies to continue following the accounting guidance of APB 25, but requires disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS No. 123 been adopted.

The Company has elected SFAS No. 123 for disclosure purposes. Under SFAS No. 123, the fair value of each option granted has been estimated as of the grant date using the Minimum Value method, with the following weighted-average assumptions for grants during the year ended December 31, 2003, 2002 and 2001: weighted average risk-free interest rates of 2.01%, 4.80%, and 5.24%; expected life of eight years; and no expected dividends.

13.   Employee Stock Purchase Plan

Effective April 1, 2003, the Company established an Employee Stock Purchase Plan (the “ESPP Plan”) providing for the issuance of up to 1,000,000 shares of the Company’s common stock. All employees are eligible to participate in the ESPP Plan and can elect to purchase shares of common stock at fair market value. All shares must be purchased with cash and each participant must sign a subscription agreement. The provisions of the ESPP Plan includes transfer restrictions, bring-along rights and repurchase rights. Approximately 166,000 shares were purchased in 2003 under the ESPP Plan.

14.   Commitments and Contingencies

Litigation

The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company’s financial position or operating results.

Leasing activities

The Company leases real estate under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments for noncancelable operating leases in effect at December 31, 2003, are as follows:

Amount
Year ending December 31:
2004	$259,624
2005	219,850
2006	150,245
2007	37,561
$667,280

The base rent of the Company’s office facility in Bonita Springs, Florida, will be increased by the consumer price index each year during its seven-year lease term expiring March 31, 2007.

Total rent expense under all operating leases for the year ended December 31, 2003, 2002 and 2001 was approximately $296,108, $167,316 and $167,632 respectively.

Purchase option

On December 22, 2002, the Company entered into a purchase option agreement with an investor of the Company. Under the terms of the agreement, the Company had the option to repurchase 6,437,500 shares of Class A common stock of the Company owned by that investor. The purchase price as defined in the agreement was based on a 20% internal rate of return on the investor’s original purchase of the shares for $10,500,000. In consideration of the purchase option agreement, the Company paid the investor a deposit of $1,750,000 on December 23, 2002. This amount was classified within prepaid expenses on the December 31, 2002 accompanying consolidated balance sheet. On February 13, 2003, the Company repurchased these shares at a total purchase price of $13,270,000.

15.   Retirement Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (the “Retirement Plan”). The Retirement Plan allows all full-time employees to defer a portion of their compensation on a pre-tax basis through contributions to the Retirement Plan. The Company matches these contributions up to 5% of the employee’s compensation. The Company’s matching contribution for the years ended December 31, 2003, 2002 and 2001 was $119,465, $105,281 and $29,528, respectively.

16.   Related-Party Transactions

As of December 31, 2003, the Company had a receivable of $1,000,000 plus accrued interest of $186,333 due from a certain stockholder related to the stockholder’s purchase of the Company’s Class A common stock. Approximately $230,000 of the receivable balance accrues interest at 6.08% and is payable in full on November 1, 2004, or upon the termination of employment with the Company. The remaining $770,000 of the receivable balance accrues interest at 6.45% and is due and payable on March 30, 2004, or upon termination of employment with the Company. The amount was treated as a reduction of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity.

As part of the Company’s Amended and Restated Shareholders’ Agreement, certain investors are entitled to an annual management fee for advisory services rendered. Management fees totaled $640,000, $475,000, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002 management fees payable of $0 and $100,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheets.

17.   Subsequent Events

On January 1, 2004, the Company entered into Employment and Non-Competition Agreements with the President and CFO for a period of one year. The agreements provide for certain compensation and benefits as well as severance payments in the event of termination.

The company entered into an Agreement of Merger dated February 10, 2004 pursuant to which the holders of capital stock of the Company (including option and warrant holders) will receive cash consideration in an amount equal to $555 million (as adjusted based on the working capital of the Company at the closing of the merger), less all of the Company’s outstanding indebtedness at the closing and all transaction expenses (including investment banking, legal and accounting fees) incurred in connection with the merger, plus excess cash and proceeds from the exercise of employee stock options. As a result of the transaction, the Company will become a wholly-owned subsidiary of Prestige Acquisition Holdings, LLC. The closing of the merger is expected to occur in late March or early April of 2004.