Form 10-K/A
period 2005-03-31
Prestige Brands Holdings, Inc.; Prestige Brands International, LLC
filed 2005-06-28
CIK 1295947, 1295522

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005

PRESTIGE BRANDS HOLDINGS, INC.

Delaware	20-1297589	001-32433
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Commission File Number)

PRESTIGE BRANDS INTERNATIONAL, LLC

Delaware	20-0941337	333-11715218-18
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Commission File Number)
(Exact name of Registrants as specified in their charters)

90 North Broadway Irvington, New York 10533	(914) 524-6810
(Address of Principal Executive Offices)	(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, Prestige Brands Holdings, Inc., par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Prestige Brands International, LLC meets the conditions set forth in general instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2004 is not applicable as no public market existed on that date for the voting and non-voting common equity of the Registrants.

As of June 10, 2005, Prestige Brands Holdings, Inc. had 49,997,647 shares of common stock outstanding.  As of such date, Prestige International Holdings, LLC, a wholly owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K/A incorporates by reference information (to the extent specific sections are referred to herein) from Prestige Brands Holding, Inc.’s Proxy Statement for its annual meeting to be held on July 29, 2005.

Prestige Brands Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended March 31, 2005 to include the financial statements and other information called for by Form 10-K relating to Prestige Brands International, LLC, an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc.  Prestige Brands International, LLC is the parent company of Prestige Brands, Inc., the issuer of our 9¼% senior subordinated notes due 2012, and the parent guarantor of such notes.  As the indirect holding company of Prestige Brands International, LLC, Prestige Brands Holdings, Inc. does not conduct ongoing business operations.  As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Unless otherwise indicated, we have presented information throughout this Form 10-K/A for Prestige Brands Holdings, Inc. and its consolidated subsidiaries, including Prestige Brands International, LLC.  Additionally, we have included the audited consolidated financial statements of both Prestige Brands Holdings, Inc. and Prestige Brands International, LLC, which can be found in Item 8 of this Form 10-K/A.

Trademarks and Trade Names

Trademarks and trade names used in this Form 10-K/A are the property of their respective owners. We have utilized the ® and ™ symbols the first time each brand appears in this Form 10-K/A.

Part I.

In this Form 10-K/A, unless the context requires otherwise, the terms “we,” “us,” “our,” the “Company” and “Prestige Holdings” refer to Prestige Brands Holdings, Inc., a Delaware corporation, with our consolidated subsidiaries and any predecessor entities unless the context requires otherwise. The term “Prestige International” refers to Prestige Brands International, LLC and its subsidiaries, unless the context requires otherwise.  In addition, in this Form 10-K/A, our fiscal years ended March 31, 2003, March 31, 2004 and March 31, 2005 are referred to as fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

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

See “Market, Ranking and Other Data” on page 21 of this document for information regarding market share and ACV calculations.

Our History

Originally formed in 1996, as a joint venture of Medtech Labs and The Shansby Group, to acquire over-the-counter drug brands from American Home Products, our Company has been led by chief executive officer, Peter Mann, and chief financial officer, Peter Anderson, since 2001. Since that time, our Company’s portfolio of brand name products has expanded from over-the-counter drugs to include household cleaning and personal care products. We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies. In February 2004, GTCR Golder Rauner II, LLC, a private equity firm, acquired our business from the original founders, as well as the Spic and Span business, with Peter Mann and Peter Anderson continuing to lead the management team. In this Form 10-K/A, we refer to this acquisition as the “Medtech acquisition.”

In April 2004, we acquired Bonita Bay Holdings, Inc. Bonita Bay was the parent holding company of Prestige Brands International, Inc. and conducted its business under the “Prestige” name. After we completed this acquisition, we began to conduct our business under the “Prestige” name. In this Form 10-K/A, we refer to the acquisition of Bonita Bay as the “Bonita Bay acquisition.” The Bonita Bay portfolio included the following major brands: Chloraseptic, Comet, Clear eyes and Murine. Since the Bonita Bay acquisition, we have successfully integrated its operations and realized approximately $12 million of annual cost savings, exceeding our initial estimates.

In October 2004, we acquired the rights to the Little Remedies brands through our purchase of Vetco, Inc. Vetco is engaged in the development, distribution and marketing of pediatric over-the-counter healthcare products, primarily marketed under the Little Remedies brand name. Vetco’s products include Little Noses® nasal products, Little Tummy’s® digestive health products, Little Colds® cough/cold remedies and Little Remedies New Parents Survival Kits. The Little Remedies products deliver relief of common childhood ailments without unnecessary additives such as saccharin, alcohol, artificial flavors, coloring dyes or harmful preservatives. In this Form 10-K/A, we refer to the acquisition of Vetco as the “Vetco acquisition.”

In February 2005, we raised $448.0 million through an initial public offering of 28,000,000 shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ discounts and commissions and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), to redeem $84.0 million in aggregate principal amount of our existing 91/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005), to repurchase an aggregate of 4,397,950 shares of our common stock held by the investment funds affiliated with GTCR Golder Rauner, LLC (“GTCR”) and TCW/Crescent Mezzanine, LLC (“TWC/Crescent”) for $30.2 million, and to contribute $199.8 million to Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4,200,000 shares by the selling stockholders as a result of underwriters’ exercising over-allotment option.

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

If Ozburn-Hessey, WHI or NLI abruptly stopped providing logistics services to us, our business operations could suffer a temporary disruption while a new services provider was engaged. We believe this process could be completed quickly and any temporary disruption resulting therefrom would have an insignificant effect on our operating results and financial condition.

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

Any failure to comply with the restrictions of the senior credit facility, the indenture related to the notes or any other subsequent financing agreements may result in an event of default. Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions apply. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K/A regarding market share and ranking, including our position and the position of our competitors within these markets are based on data generated by the independent market research firm Information Resources, Inc., which we refer to as “Information Resources.” Information Resources reports retail sales in the food, drug and mass merchandise markets. Information Resources data for the mass merchandise market, however, does not include Wal-Mart, which ceased providing sales data to Information Resources in 2001. Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from Information Resources data does not significantly change our market share or ranking relative to our competitors.

Unless otherwise indicated, all references in this Form 10-K/A to:

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II.

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Prestige Brands Holdings, Inc.’s common stock is listed on the New York Stock Exchange under the symbol “PBH.” Our initial public offering occurred on February 9, 2005, and the first day of trading was February 10, 2005. The high and low closing price during the fourth quarter ended March 31, 2005, as reported by the New York Stock Exchange, was $18.65 and $17.26, respectively.

Prestige International Holdings, LLC, a wholly owned subsidiary of Prestige Brands Holdings, Inc., owns 100% of the uncertificated ownership interests of Prestige International.  There were no equity securities sold by Prestige International during the period covered by this report.  There is no established public trading market for the equity interests of Prestige International.

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

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data,” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K/A. Future results could differ materially from the discussion below for many reasons, including the factors described in “Risk Factors” in this Form 10-K/A. Tables and other data in this section may not total due to rounding.

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

Valuation of long-lived and intangible assets and goodwill.  Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives. We are required to make judgments regarding the value assigned to acquired intangible assets and their respective useful lives. Our determination of the values and lives was based on our analysis of the requirements of SFAS No. 141 and No. 142, as well as an independent evaluation of such assets. We have determined that a significant portion of our trademarks have indefinite lives. If we determine that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life. Intangible assets with finite lives and other long-lived assets must also be evaluated for impairment when management believes that the carrying value of the asset will not be recovered. Future adverse changes in market conditions or poor operating results could result in an impairment charge in the future. There were no impairments of goodwill, indefinite-lived intangible assets or other long-lived assets during the year ended March 31, 2005. Goodwill and other long-term assets, amounted to $919.1 million at March 31, 2005.

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

The following table sets forth the net sales, gross profit and contribution margin (i.e., gross profit less advertising and promotion, or A&P) by segment:

			Prestige Holdings
	Predecessor		Period from	Total for
	Fiscal Year Ended	Period from	February 6, 2004	Twelve Months
	March 31,	April 1, 2003 to	to March 31,	ended
	2003	February 5, 2004	2004	March 31, 2004
	(dollars in thousands)			(unaudited)
Net Sales:
Over-the-Counter Drug	$43,260	$43,577	$12,010	$55,587
Personal Care	32,788	25,149	4,721	29,870
Household Cleaning	—	—	2,076	2,076
Other(1)	391	333	54	387
Total	$76,439	$69,059	$18,861	$87,920

Gross profit:
Over-the-Counter Drug	$30,640	$28,892	$6,029	$34,921
Personal Care	17,933	13,580	1,885	15,465
Household Cleaning	—	—	870	870
Other	391	333	54	387
Total	$48,964	$42,805	$8,838	$51,643

Contribution margin:
Over-the-Counter Drug	$23,220	$22,425	$5,160	$27,585
Personal Care	11,079	7,446	1,282	8,728
Household Cleaning	—	—	653	653
Other	391	333	54	387
Total	$34,690	$30,204	$7,149	$37,353

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

Household Cleaning Segment.  Net sales increased by $1.8 million, or 2.4%, from $75.4 million for the year ended December 31, 2002 to $77.2 million for the year ended December 31, 2003. The increase in net sales was primarily the result of the introduction of Comet Clean and Flush in October 2003 representing $2.8 million of net sales for the year ended December 31, 2003. Bonita Bay also introduced the Comet Orange BriteTM Bathroom Spray and Orange Oxygenated Soft Powder in 2003, which generated $0.7 million of net sales in the year ended December 31, 2003. The increases related to new products were partially offset by a decline in overall industry net sales for Comet’s core segment.

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

All statements other than statements of historical facts included in this Form 10-K/A, including, without limitation, the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove not to have been correct.

Forward-looking statements speak only as of the date of this Form 10-K/A. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K/A, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-K/A or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This Form 10-K/A contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention to obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statement.

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

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K/A and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company and Prestige International maintained effective disclosure controls and procedures as of the end of the period covered by this report.

Changes in Internal Controls

During the year ended March 31, 2005, there was no change in the Company’s or Prestige International’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this Item relating to the directors and executive officers is contained in Prestige Brands Holdings, Inc.’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by this Item relating to executive compensation is contained in Prestige Brands Holdings, Inc.’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item relating to security ownership of certain beneficial owners and management is contained in Prestige Brands Holdings, Inc.’s Proxy Statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by this Item relating to certain relationships and related transactions is contained in Prestige Brands Holdings, Inc.’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this Item relating to principal accountant fees and services is contained in Prestige Brands Holdings, Inc.’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Part IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)             1.   Financial Statements

Prestige Brands Holdings, Inc.
Reports of independent registered public accounting firm (PricewaterhouseCoopers LLP)

Statements of operations (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Balance sheets (as of March 31, 2005 and 2004 (successor basis))

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

Prestige Brands International, LLC
Reports of independent registered public accounting firm (PricewaterhouseCoopers LLP)

Statements of operations (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Balance sheets (as of March 31, 2005 and 2004 (successor basis))

Statements of cash flows (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Statements of members’ equity and comprehensive income (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

Notes to consolidated financial statements
Schedule II—Valuation and Qualifying Accounts

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

3.           Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K/A.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc.*
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc.*
3.3	Certificate of Incorporation of Prestige Brands, Inc.**
3.4	Bylaws of Prestige Brands, Inc.**
3.5	Certificate of Formation of Prestige Brands International, LLC.**
3.6	Limited Liability Company Agreement of Prestige Brands International, LLC.**
3.7	Certificate of Incorporation of Prestige Household Holdings, Inc.**
3.8	Bylaws of Prestige Household Holdings, Inc.**
3.9	Certificate of Incorporation of Prestige Household Brands, Inc.**
3.10	Bylaws of Prestige Household Brands, Inc.**
3.11	Certificate of Incorporation of The Comet Products Corporation.**
3.12	Bylaws of The Comet Products Corporation.**
3.13	Certificate of Incorporation of The Spic and Span Company.**
3.14	Bylaws of The Spic and Span Company.**
3.15	Certificate of Incorporation of Prestige Products Holdings, Inc.**
3.16	Bylaws of Prestige Products Holdings, Inc.**
3.17	Certificate of Formation of Prestige Acquisition Holdings, LLC.**
3.18	Limited Liability Company Agreement of Prestige Acquisition Holdings, LLC.*8
3.19	Articles of Incorporation of Bonita Bay Holdings, Inc.**
3.20	Bylaws of Bonita Bay Holdings, Inc.**
3.21	Articles of Incorporation of Prestige Brands Holdings, Inc.**
3.22	Bylaws of Prestige Brands Holdings, Inc.**
3.23	Articles of Incorporation of Prestige Brands International, Inc.**
3.24	Bylaws of Prestige Brands International, Inc.**
3.25	Certificate of Incorporation of Prestige Brands Financial Corporation.**
3.26	Bylaws of Prestige Brands Financial Corporation.**
3.27	Certificate of Incorporation of Medtech Holdings, Inc.**
3.28	Bylaws of Medtech Holdings, Inc. (f/k/a Pecos Acquisition Company).**
3.29	Certificate of Incorporation of Medtech Products Inc.**
3.30	Bylaws of Medtech Products Inc.**
3.31	Articles of Incorporation of Pecos Pharmaceutical, Inc.**
3.32	Bylaws of Pecos Pharmaceutical, Inc. (f/k/a Stuart Millheiser Incorporated).**
3.33	Certificate of Incorporation of The Cutex Company.**
3.34	Bylaws of The Cutex Company.**
3.35	Certificate of Incorporation of Prestige Personal Care Holdings, Inc.**
3.36	Bylaws of Prestige Personal Care Holdings, Inc.**
3.37	Certificate of Incorporation of Prestige Personal Care, Inc.**
3.38	Bylaws of Prestige Personal Care, Inc.**
3.39	Certificate of Incorporation of The Denorex Company.**
3.40	Bylaws of The Denorex Company.**
3.41	Certificate of Incorporation of Vetco, Inc.**

3.42	Bylaws of Vetco, Inc. (f/k/a Vetco Pharmaceuticals, Inc.).**
4.1	Form of stock certificate for common stock.*
4.2	Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee.*
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

10.29.5	Omnibus Consent and Amendment to Securityholders Agreement, Registration Rights Agreement, Senior Management Agreements and Unit Purchase Agreement, dated as of July 6, 2004.*
10.29.6	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Peter C. Mann.*
10.29.7	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Peter J. Anderson.*
10.29.8	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Gerald F. Butler.*
10.29.9	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Michael A. Fink.*
10.29.10	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Charles Shrank.*
10.29.11	Form of Amended and Restated Senior Management Agreement by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc. and Eric M. Millar.*
10.30	Distribution Agreement, dated April 24, 2003, by and between Medtech Holdings, Inc. and OraSure Technologies, Inc.***
10.31	License Agreement, dated June 2, 2003, between Zengen, Inc. and Prestige Brands International, Inc.***
10.32	Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc.***
10.33	Amendment, dated April 30, 2003, to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc.***
10.34

Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp.***

10.35	Manufacturing Agreement, dated December 30, 2002, by and between Prestige Brands International, Inc. and Abbott Laboratories.***
10.36	Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc.***
10.37	Letter Agreement, dated April 15, 2004, between Prestige Brands, Inc. and Carrafiello Diehl & Associates, Inc.***
10.38	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan.*
10.39	Form of Exchange Agreement by and among Prestige Brands Holdings, Inc., Prestige

International Holdings, LLC and the common unitholders listed on the signature pages thereto.*
10.40	Storage and Handling Agreement dated April 13, 2005 by and between Prestige Brands Inc. and Warehousing Specialists, Inc.****
10.41	Transportation Management Agreement dated April 13, 2005 by and between Prestige Brands Inc. and Nationwide Logistics, Inc.****
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.
31.3	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Manager, President and Chief Executive Officer of Prestige Brands International, LLC.
31.4	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands International, LLC.
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

32.3

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), excecuted by Peter C. Mann, Manager, President and Chief Executive Officer of Prestige Brands International, LLC.

32.4

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands International, LLC.

99.1	Code of Conduct and Code of Ethics for Senior Financial Employees. +

*                                 Incorporated by reference to the Registration Statement on Form S-1 of Prestige Brands Holdings, Inc. (Registration
No. 333-117700)

**                          Incorporated by reference to the Registration Statement on Form S-4 of Prestige Brands, Inc. (Registration No. 333-117152).

***                   Incorporated by reference to the Registration Statement on Form S-4 of Prestige Brands, Inc. (Registration No. 333-117152).  Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the Securities and Exchange Commission.

****            Incorporated by reference to the current report on Form 8-K of Prestige Brands Holdings, Inc. filed on April 15, 2005.

+                                 Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvington, State of New York, on June 24, 2005.

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ PETER J. ANDERSON
Name:	Peter J. Anderson
Title:	Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvington, State of New York, on June 24, 2005.

PRESTIGE BRANDS INTERNATIONAL, LLC

By:	/s/ PETER J. ANDERSON
Name:	Peter J. Anderson
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated, on June 24, 2005.

Signature	Title

/s/ PETER C. MANN	Manager, President, Chief Executive Officer and Director
Peter C. Mann	(Principal Executive Officer)

/s/ PETER J. ANDERSON	Chief Financial Officer, Secretary and Treasurer
Peter J. Anderson	(Principal Financial and Accounting Officer)

/s/ DAVID A. DONNINI	Manager
David A. Donnini

/s/ VINCENT J. HEMMER	Manager
Vincent J. Hemmer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.	F-2
Reports of independent registered public accounting firm (PricewaterhouseCoopers LLP)	F-3

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

F-9
Notes to consolidated financial statements	F-12
Schedule II—Valuation and Qualifying Accounts	F-32

Prestige Brands International, LLC	F-33
Reports of independent registered public accounting firm (PricewaterhouseCoopers LLP)	F-34

Statements of operations (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

F-36
Balance sheets (as of March 31, 2005 and 2004 (successor basis))	F-37

Statements of cash flows (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

F-38

Statements of members’ equity and comprehensive income (for year ended March 31, 2005, the period from February 6, 2004 to March 31, 2004 (successor basis) and the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis))

F-40
Notes to consolidated financial statements	F-42
Schedule II—Valuation and Qualifying Accounts	F-62

Bonita Bay Holdings, Inc.	F-63
Report of independent registered certified public accountants (Ernst & Young LLP)	F-64
Consolidated balance sheets (at December 31, 2003 and 2002)	F-65
Consolidated statements of income (for the years ended December 31, 2003, 2002 and 2001)	F-66
Consolidated statements of stockholders’ equity (for the years ended December 31, 2003, 2002 and 2001)	F-67
Consolidated statements of cash flows (for the years ended December 31, 2003, 2002 and 2001)	F-68
Notes to consolidated financial statements	F-69

Prestige
Brands Holdings, Inc.

Financial Statements
March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Brands Holdings, Inc.

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

PRESTIGE BRANDS HOLDINGS, INC.

STATEMENT OF MEMBERS’ AND SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share and unit data)

	Senior		Class B				Medtech		Denorex
	preferred		preferred		Common		common stock		common stock
	units	Amount	units	Amount	units	Amount	Shares	Amount	Shares	Amount
Predecessor Basis
Balance at March 31, 2002	—	—	—	—	—	—	7,144,937	$71	112,242	$1
Issuance of Denorex Class A shares	—	—	—	—	—	—	—	—	12,471	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares from treasury	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Components of Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swap net of income tax benefit of $38	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss
Balance at March 31, 2003	—	—	—	—	—	—	7,144,937	71	124,713	1
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Contribution of capital	—	—	—	—	—	—	—	—	—	—
Components of Comprehensive income	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swap net of income tax expense of $148	—	—	—	—	—	—	—	—	—	—
Total comprehensive income
Balance at February 5, 2004	—	—	—	—	—	—	7,144,937	71	124,713	1

Successor Basis
Issuance of Preferred and Common Units	—	—	100,221	95,622	50,000,000	4,749	—	—	—	—
Issuance of Preferred and Common Units in conjunction with Medtech Acquisition	—	—	1,185	1,185	5,282,269	524	—	—	—	—
Adjustments related to Medtech Acquisition	—	—	—	—	—	—	(7,144,937)	(71)	(124,713)	(1)
Issuance of Preferred Units in conjunction with Spic and Span Acquisition	22,500	17,768	—	—	—	—	—	—	—	—
Issuance of warrants in connection with Medtech Acquisition Debt	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred and Common Units upon exercise of warrants	—	—	5,250	—	2,619,386	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2004	22,500	$17,768	106,656	$96,807	57,901,655	$5,273	—	$—	—	$—

The accompanying notes are an integral part of these financial statements.

	Additional paid-in capital	Deferred compensation	Medtech treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings (accumulated deficit)	Total
Predecessor Basis
Balance at March 31, 2002	$56,780	$(219)	—	$(478)	$3,046	$59,201
Issuance of Denorex Class A shares	12	—	—	—	—	12
Purchase of treasury stock	—	—	(4)	—	—	(4)
Issuance of shares from treasury	—	—	2	—	—	2
Amortization of deferred compensation	—	79	—	—	—	79
Components of Comprehensive loss
Net loss	—	—	—	—	(14,422)	(14,422)
Unrealized loss on interest rate swap net of income tax benefit of $38	—	—	—	(71)	—	(71)
Total comprehensive loss						(14,493)
Balance at March 31, 2003	56,792	(140)	(2)	(549)	(11,376)	44,797
Amortization of deferred compensation	—	67	—	—	—	67
Contribution of capital	2,629	—	—	—	—	2,629
Components of Comprehensive income	—	—	—	—	—	—
Net income	—	—	—	—	2,393	2,393
Unrealized gain on interest rate swap net of income tax expense of $148	—	—	—	423	—	423
Total comprehensive income						2,816
Balance at February 5, 2004	59,421	(73)	(2)	(126)	(8,983)	50,309

Successor Basis
Issuance of Preferred and Common Units	—	—	—	—	—	100,371
Issuance of Preferred and Common Units in conjunction with Medtech Acquisition	—	—	—	—	—	1,709
Adjustments related to Medtech Acquisition	(59,421)	73	2	126	8,983	(50,309)
Issuance of Preferred Units in conjunction with Spic and Span Acquisition	—	—	—	—	—	17,768
Issuance of warrants in connection with Medtech Acquisition Debt	4,871	—	—	—	—	4,871
Issuance of Preferred and Common Units upon exercise of warrants	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	1,790	1,790
Balance at March 31, 2004	$4,871	$—	$—	$—	$1,790	$126,509

The accompanying notes are an integral part of these financial statements.

	Senior Preferred Units		Class B Preferred Units		Common Units		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Retained
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Total
Successor Basis
Balance at March 31, 2004	22,500	$17,768	106,656	$96,807	57,901,655	$5,273	—	$—	$—	$4,871	$—	$1,790	$126,509
Issuance of Preferred and Common Units for cash			58,385	58,385	1,838,591	148	—	—	—	—	—	—	58,533
Issuance of Preferred and Common Units in conjunction with Bonita Bay Acquisition			94	91	18,842	1	—	—	—	—	—	—	92
Repurchase/cancellation of Preferred and Common Units in conjunction with Bonita Bay Acquisition			(2,271)	—	(1,986,302)	(46)	—	—	—	—	—	—	(46)
Issuance of restricted Common Units to management for cash			—	—	337,000	235	—	—	—	—	—	—	235
Exchange of Common Units for common stock			—	—	(58,109,786)	(5,611)	26,666,667	267	—	5,344	—	—	—
Issuance of Common Stock in initial public offering, net			—	—	—	—	28,000,000	280	—	416,552	—	—	416,832
Redemption of Preferred Units	(22,500)	(17,768)	(162,864)	(155,283)	—	—	—	—	—	(18,315)	—	(8,470)	(199,836)
Retirement of common stock	—	—	—	—	—	—	(4,666,667)	(47)	—	(30,201)	—	—	(30,248)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	13,459	13,459
Unrealized gain on interest rate caps net of income tax expense of $200	—	—	—	—	—	—	—	—	—	—	320	—	320
Total comprehensive income													13,779
Balance at March 31, 2005	—	$—	—	$—	—	$—	50,000,000	$500	$(4)	$378,251	$320	$6,779	$385,846

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

	Pro Forma Twelve months ended March 31, 2005	Pro Forma Twelve months ended March 31, 2004
	(unaudited)	(unaudited)
Net sales	$309,534	$293,627
Income before income taxes	$32,482	$37,120
Net income	$19,886	$22,322

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

7.   Goodwill

Effective April 1, 2002, the Predecessor Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill. Impairment tests were performed as of March 31, 2005 and 2004, and no impairment charges were required. The changes in the carrying amount of goodwill for the years ended March 31, 2003, 2004 and 2005 were as follows:

Balance as of March 31, 2003	$—
Goodwill acquired in the Medtech Acquisition	55,594
Balance as of March 31, 2004	55,594
Goodwill acquired in the Bonita Bay Acquisition	217,234
Goodwill acquired in the Vetco Acquisition	21,858
Purchase accounting adjustments related to fiscal 2004 acquisitions	(142)
Balance as of March 31, 2005	$294,544

The following table reflects what the Predecessor Company’s net loss would have been for the years ended March 31, 2003 before the change in accounting principle related to goodwill:

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

Amortization of intangible assets totaled $7,901 for the year ended March 31, 2005 and $890 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $4,251 and $4,973 for the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis), respectively.

As of March 31, 2005, the Company’s future amortization of intangible assets is expected to be as follows:

Year ending March 31,
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	7,168
Thereafter	44,731
Total	$86,267

In connection with the Medtech Acquisition, the Company assumed certain contractual obligations, including royalty agreements for certain of the licensed products. Royalty costs were approximately $1,087 for the year ended March 31, 2005, $73 for the period from February 6, 2004 to March 31, 2004 (successor basis), $450 for the period from April 1, 2003 to February 5, 2004, and $1,208 the year ended March 31, 2003 (predecessor basis).

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

On February 15, 2005, the Company’s initial public offering of common stock resulted in proceeds of $416.8 million. The proceeds were used to repay $100.0 million outstanding under the Tranche C facility of the Company’s senior credit facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 91/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005). Effective upon the completion of the initial public offering, the Company entered into an amendment to the credit agreement that, among other things, allows the Company to increase the indebtedness under its Tranche B facility by $200.0 million and allows for an increase in its revolving credit facility up to $60 million.

The Senior Credit Facility is collateralized by substantially all of the Company’s assets. The Tranche B Term Loan Facility bears interest at the Company’s option of either prime (5.75% at March 31, 2005) or LIBOR (3.13% at March 31, 2005) plus a variable margin and mature on April 6, 2011 and October 6, 2011, respectively. At March 31, 2005, the applicable interest rate on the Tranche B facility was 5.38%. Principal and interest payments on Tranche B are due quarterly.

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

The senior credit facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting the Company from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. The Company’s credit agreement, dated April 6, 2004, requires that adjusted EBITDA is to be used as the basis for calculating the Company’s leverage and interest coverage ratios. The Company was in compliance with its financial and restrictive covenants under the credit facility at March 31, 2005.

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
$495,360

Interest rate protection agreement

On June 30, 2004, the Company paid $52 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005, the Company paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50 million, $80 million and $50 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $2,803 as of March 31, 2005.

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

A reconciliation of the effective tax rate for continuing operations compared to the statutory U.S. Federal tax rate (34%) is as follows:

	Year Ended March 31, 2005	February 6 to March 31, 2004	April 1, 2003 to February 5, 2004	Year Ended March 31, 2003
	(successor basis)		(predecessor basis)
Income tax provision at statutory rate	$7,525	$967	$1,386	$2,349
Foreign income tax provision	102	—	—	—
State income taxes (net of federal income tax benefit)	873	50	71	139
Change in effective state tax rate	—	—	—	190
Amortization of intangible assets	—	—	94	193
Valuation allowance	—	—	321	992
Other	22	37	(188)	39
Provision for income taxes from continuing operations	$8,522	$1,054	$1,684	$3,902

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

	Fiscal Year Ended March 31, 2005	February 6, 2004 to March 31, 2004
Net income as reported	$13,459	$1,790
Cumulative preferred dividends on Senior Preferred and Class B Preferred units	(25,395)	(1,390)
Net income (loss) available to common shareholders	$(11,936)	$400
Basic and diluted weighted average shares outstanding	29,389,329	26,571,155
Basic and diluted net income (loss) per common share	$(0.41)	$0.02

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

Year ended March 31, 2005 (successor basis)	Over-the-Counter Drug	Personal Care	Household Cleaning	Other	Consolidated
Net sales	$167,246	$33,665	$102,256	$—	$303,167
Other revenues	—	—	151	—	151
Total revenues	167,246	33,665	102,407	—	303,318
Cost of sales	61,682	16,469	63,197	—	141,348
Gross profit	105,564	17,196	39,210	—	161,970
Advertising and promotion	23,193	6,894	8,315	—	38,402
Contribution margin	82,371	10,302	30,895	—	123,568
Other operating expenses					29,998
Operating income					93,570
Other income (expense)					(71,589)
Provision from income taxes					(8,522)
Net income					$13,459

Period from February 6, 2004 to March 31, 2004 (successor basis)	Over-the-Counter Drug	Personal Care	Household Cleaning	Other	Consolidated
Net sales	$12,010	$4,721	$2,076	$—	$18,807
Other revenues—related party	—	—	—	54	54
Total revenues	12,010	4,721	2,076	54	18,861
Cost of sales	5,981	2,836	1,206	—	10,023
Gross profit	6,029	1,885	870	54	8,838
Advertising and promotion	869	603	217	—	1,689
Contribution margin	5,160	1,282	653	54	7,149
Other operating expenses					2,580
Operating income					4,569
Other income (expense)					(1,725)
Provision for income taxes					(1,054)
Net income					$1,790

Period from April 1, 2003 to February 5, 2004 (predecessor basis)	Over-the-Counter Drug	Personal Care	Other	Consolidated
Net sales	$43,577	$25,149	$—	$68,726
Other revenues—related party	—	—	333	333
Total revenues	43,577	25,149	333	69,059
Cost of sales	14,685	11,569	—	26,254
Gross profit	28,892	13,580	333	42,805
Advertising and promotion	6,467	6,134	—	12,601
Contribution margin	22,425	7,446	333	30,204
Other operating expenses				17,970
Operating income				12,234
Other income (expense)				(8,157)
Provision for income taxes				(1,684)
Discontinued operations				—
Change in accounting principle Net income				$2,393

Year ended March 31, 2003 (predecessor basis)	Over-the-Counter Drug	Personal Care	Other	Consolidated
Net sales	$43,260	$32,788	$—	$76,048
Other revenues—related party	—	—	391	391
Total revenues	43,260	32,788	391	76,439
Cost of sales	12,620	14,855	—	27,475
Gross profit	30,640	17,933	391	48,964
Advertising and promotion	7,420	6,854	—	14,274
Contribution margin	23,220	11,079	391	34,690
Other operating expenses				17,349
Operating income				17,341
Other income (expense)				(10,432)
Provision for income taxes				(3,902)
Discontinued operations				(5,644)
Cumulative effect of change in accounting principle				(11,785)
Net (loss)				$(14,422)

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

22.   Unaudited Quarterly Financial Information (in thousands, except for per share data)

	Quarter Ended			Period from January 1, 2004	Period from Feb. 6, 2004 through	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	through	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003	2003	Feb. 5, 2004	2004	2004	2004	2004	2005
Income Statement Data:
Total revenues	$19,377	$23,781	$19,219	$6,682	$18,861	$67,757	$81,346	$75,854	$78,361
Cost of sales	7,047	9,040	7,485	2,682	10,023	36,123	37,843	33,923	33,459
Gross profit	12,330	14,741	11,734	4,000	8,838	31,634	43,503	41,931	44,902
Advertising and promotion expenses	4,208	5,046	2,736	611	1,689	13,771	10,304	7,265	7,062
Depreciation and amortization expenses	1,312	1,318	1,319	549	931	2,289	2,254	2,605	2,652
General and administrative expenses	2,441	2,493	2,879	4,255	1,649	4,921	4,502	5,690	5,085
Interest expense, net	2,171	2,217	2,148	1,621	1,725	11,049	10,834	11,994	10,849
Other expense	—	—	—	1,404	—	7,567	—	—	19,296
Income from continuing operations before taxes	2,198	3,667	2,652	(4,440)	2,844	(7,963)	15,609	14,377	(42)
Provision/(benefit) for income taxes	771	1,541	1,052	(1,680)	1,054	(2,826)	5,936	5,230	182
Net income/(loss)	$1,427	$2,126	$1,600	$(2,760)	1,790	(5,137)	9,673	9,147	(224)
Cumulative preferred dividends on Senior Preferred and Class B Preferred units					(1,390)	(3,619)	(3,827)	(3,895)	(14,053)
Net income (loss) available to common shareholders					$400	$(8,756)	$5,846	$5,252	$(14,277)
Net income (loss) per common share					$0.02	$(0.33)	$0.22	$0.20	$(0.37)
Basic and diluted weighted average shares outstanding					26,571,155	26,515,916	26,512,017	26,612,876	38,074,074

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Other		Balance at End of Year
Predecessor Basis
Year ended March 31, 2003
Deferred tax valuation allowance	$427	$992	$—	$—		$1,419
Reserves for sales returns	262	4,305	4,218	—		349
Allowance for doubtful accounts	57	126	94	—		89
Allowance for inventory obsolescence	184	87	193	—		78
Pecos returns reserve	888	7,556	4,340	—		4,104

Period from April 1, 2003 to February 5, 2004
Deferred tax valuation allowance	1,419	325	—	—		1,744
Reserves for sales returns	348	3,254	3,025	—		577
Allowance for doubtful accounts	89	166	114	—		141
Allowance for inventory obsolescence	78	350	340	—		88
Pecos returns reserve	4,104	—	2,755	—		1,349

Successor Basis
Period from February 6, 2004 to March 31, 2004
Deferred tax valuation allowance	1,744	—	—	(1,744	)(1)	—
Reserves for sales returns	684	389	568	288	(2)	793
Allowance for doubtful accounts	141	46	140	13	(2)	60
Allowance for inventory obsolescence	88	70	60	26	(2)	124
Pecos returns reserve	1,349	—	163	—		1,186

Year ended March 31, 2005
Reserves for sales returns	793	10,508	8,708	—		2,593
Allowance for doubtful accounts	60	32	33	191	(3)	250
Allowance for inventory obsolescence	124	769	266	823	(3)	1,450
Pecos returns reserve	1,186	—	944	—		242

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

(3)    As a result of the acquisition of Bonita Bay and Vetco, the Company recorded allowances for doubtful accounts and inventory obsolescence in purchase accounting.

Prestige

Brands International, LLC

Financial Statements
March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
Prestige Brands International, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands International, LLC and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended March 31, 2005 and for the period from February 6, 2004 to March 31, 2004 (successor basis) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Salt Lake City, Utah
July 2, 2004

PRESTIGE BRANDS INTERNATIONAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended March 31, 2005	February 6, 2004 to March 31, 2004	April 1, 2003 to February 5, 2004	Year Ended March 31, 2003
	(successor basis)		(predecessor basis)
Revenues:
Net sales	$303,167	$18,807	$68,726	$76,048
Other revenues	151	—	—	—
Other revenues—related parties	—	54	333	391
Total revenues	303,318	18,861	69,059	76,439
Cost of Sales:
Cost of sales	141,348	10,023	26,254	27,475
Gross profit	161,970	8,838	42,805	48,964
Operating Expenses:
Advertising and promotion	38,402	1,689	12,601	14,274
General and administrative	20,198	1,649	12,068	12,075
Depreciation	1,899	41	247	301
Amortization of intangible assets	7,901	890	4,251	4,973
Loss on forgiveness of related party receivable	—	—	1,404	—
Total operating expenses	68,400	4,269	30,571	31,623
Operating income	93,570	4,569	12,234	17,341
Other Income (Expenses)
Interest income	371	10	38	59
Interest expense	(45,097)	(1,735)	(8,195)	(9,806)
Loss on disposal of property and equipment	(9)	—	—	—
Loss on extinguishment of debt	(26,854)	—	—	(685)
Total other income (expense)	(71,589)	(1,725)	(8,157)	(10,432)
Income from continuing operations before income taxes	21,981	2,844	4,077	6,909
Provision for Income Taxes	(8,522)	(1,054)	(1,684)	(3,902)
Income from continuing operations	13,459	1,790	2,393	3,007
Discontinued Operations
Loss from operations of discontinued Pecos reporting unit, net of income tax benefit of $1,848	—	—	—	(3,385)
Loss on disposal of Pecos reporting unit, net of income tax benefit of $1,233	—	—	—	(2,259)
Income (loss) before cumulative effect of change in accounting principle	13,459	1,790	2,393	(2,637)
Cumulative effect of change in accounting principle, net of income tax benefit of $6,467	—	—	—	(11,785)
Net income (loss)	$13,459	$1,790	$2,393	$(14,422)

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS INTERNATIONAL, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and unit data)

	March 31,
	2005	2004
	(successor basis)
ASSETS
Current assets:
Cash	$5,334	$3,393
Accounts receivable	43,893	15,732
Inventories	21,580	9,748
Deferred income tax asset	5,699	1,647
Prepaid expenses and other current assets	3,152	234
Total current assets	79,658	30,754
Property and equipment	2,324	880
Goodwill	294,544	55,594
Other long-term assets	624,609	239,394
Total assets	$1,001,135	$326,622

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$21,705	$5,281
Accrued expenses	13,472	7,264
Current portion of long-term debt	3,730	2,000
Total current liabilities	38,907	14,545
Long-term debt	491,630	146,694
Deferred income tax liability	84,752	38,874
Total liabilities	615,289	200,113
Commitments and contingencies (Note 11)
Members’ equity:
Prestige contributed capital	370,277	124,719
Accumulated other comprehensive income	320	—
Retained earnings	15,249	1,790
Total members’ equity	385,846	126,509
Total liabilities and members’ equity	$1,001,135	$326,622

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31, 2005	February 6, 2004 to March 31, 2004	April 1, 2003 to February 5, 2004	Year Ended March 31, 2003
	(successor basis)		(predecessor basis)
Operating Activities
Net income (loss)	$13,459	$1,790	$2,393	$(14,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit of $6,467	—	—	—	11,785
Loss on extinguishment of debt	26,854	—	—	685
Depreciation	1,899	41	247	301
Loss on disposal of property and equipment	9	—	—	91
Amortization of intangible assets	7,901	890	4,251	4,973
Amortization of deferred financing costs and debt discount	2,943	134	1,271	1,912
Amortization of deferred compensation	—	—	67	79
Increase in long-term debt due to accrued interest	—	—	376	251
Deferred income taxes	7,197	696	1,718	1,622
Other	—	71	—	—
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Accounts receivable	(12,839)	(3,314)	2,674	(2,698)
Accounts receivable—related parties	—	53	326	(364)
Inventories	5,263	1,119	(2,313)	3,931
Prepaid expenses and other current assets	(1,490)	(52)	259	2,216
Accounts payable	5,059	1,106	(262)	(638)
Accounts payable—related parties	—	(532)	(1,111)	464
Accrued expenses	(5,213)	(4,028)	(1,859)	2,551
Income taxes payable	—	320	(194)	(220)
Net cash provided by (used in) operating activities	51,042	(1,706)	7,843	12,519
Investing Activities
Purchase of property and equipment	(365)	(42)	(66)	(421)
Change in restricted cash	—	700	—	(700)
Purchase of intangibles	—	—	(510)	(256)
Purchase of businesses, net of cash acquired	(425,479)	(167,532)	—	(788)
Net cash used in investing activities	(425,844)	(166,874)	(576)	(2,165)
Financing Activities
Proceeds from borrowings	698,512	154,786	13,539	4,220
Repayment of borrowings	(529,538)	(80,146)	(24,682)	(18,862)
Payment of deferred financing costs	(24,539)	(2,841)	(115)	(76)
Payment on interest rate swap liability	—	(197)	—	—
Prepayment penalty	(10,875)	—	—	—
Premium on interest rate cap	(2,283)	—	—	—
Proceeds from issuance of Denorex Class A shares	—	—	—	12
Purchase of treasury stock	—	—	—	(4)
Proceeds from issuance of treasury stock	—	—	—	2
Proceeds from capital contributions	—	—	2,629	—
Contribution of capital from parent	245,466	100,371	—	—
Net cash provided by (used in) financing activities	376,743	171,973	(8,629)	(14,708)
Increase (decrease) in cash	1,941	3,393	(1,362)	(4,354)
Cash at beginning of period	3,393	—	3,530	7,884
Cash at end of period	$5,334	$3,393	$2,168	$3,530

The accompanying notes are an integral part of these financial statements.

	Year Ended March 31, 2005	February 6, 2004 to March 31, 2004	April 1, 2003 to February 5, 2004	Year Ended March 31, 2003
	(successor basis)		(predecessor basis)
Supplemental cash flow information
Interest paid	$42,155	$2,357	$5,491	$8,553
Income taxes paid (refunded)	$2,689	$(31)	$159	$174
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$655,542	$317,498	$—	$—
Fair value of liabilities assumed	(229,971)	(130,489)	—	—
Purchase price funded with non-cash capital contribution	(92)	(19,477)	—	—
Cash paid to purchase businesses	$425,479	$167,532	$—	$—

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS INTERNATIONAL, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share and unit data)

									Accumulated	Retained
	Prestige	Medtech		Denorex		Additional		Medtech	other	earnings
	Contributed	common stock		common stock		paid-in	Deferred	treasury	comprehensive	(accumulated
	Capital	Shares	Amount	Shares	Amount	capital	compensation	Stock	Income (loss)	deficit)	Total
Predecessor Basis
Balance at March 31, 2002	—	7,144,937	$71	112,242	$1	$56,780	$(219)	—	$(478)	$3,046	$59,201
Issuance of Denorex Class A shares	—	—	—	12,471	—	12	—	—	—	—	12
Purchase of treasury stock	—	—	—	—	—	—	—	(4)	—	—	(4)
Issuance of shares from treasury	—	—	—	—	—	—	—	2	—	—	2
Amortization of deferred compensation	—	—	—	—	—	—	79	—	—	—	79
Components of Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	(14,422)	(14,422)
Unrealized loss on interest rate swap net of income tax benefit of $38	—	—	—	—	—	—	—	—	(71)	—	(71)
Total comprehensive loss											(14,493)
Balance at March 31, 2003	—	7,144,937	71	124,713	1	56,792	(140)	(2)	(549)	(11,376)	44,797
Amortization of deferred compensation	—	—	—	—	—	—	67	—	—	—	67
Contribution of capital	—	—	—	—	—	2,629	—	—	—	—	2,629
Components of Comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	2,393	2,393
Unrealized gain on interest rate swap net of income tax expense of $148	—	—	—	—	—	—	—	—	423	—	423
Total comprehensive income											2,816
Balance at February 5, 2004	—	7,144,937	71	124,713	1	59,421	(73)	(2)	(126)	(8,983)	50,309

Successor Basis
Cash contribution of capital related to the Medtech Acquisition, net of offering costs	100,371	—	—	—	—	—	—	—	—	—	100,371
Issuance of Prestige LLC units in conjunction with Medtech Acquisition	1,709	—	—	—	—	—	—	—	—	—	1,709
Adjustments related to Medtech Acquisition	—	(7,144,937)	(71)	(124,713)	(1)	(59,421)	73	2	126	8,983	(50,309)
Issuance of Prestige LLC units in conjunction with Spic and Span Acquisition	17,768	—	—	—	—	—	—	—	—	—	17,768
Issuance of Prestige LLC warrants in conjunction with Medtech Acquisition	4,871	—	—	—	—	—	—	—	—	—	4,871
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	1,790	1,790
Balance at March 31, 2004	$124,719	—	$—	—	$—	$—	$—	$—	$—	$1,790	$126,509

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS INTERNATIONAL, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share and unit data)

(continued)

	Prestige Contributed Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
Successor Basis
Balance at March 31, 2004	$124,719	$—	$1,790	$126,509
Contribution of capital from parent	245,558	—	—	245,558
Components of comprehensive income:
Net income	—	—	13,459	13,459
Unrealized gain on interest rate caps net of income tax expense of $200	—	320	—	320
Total comprehensive income				13,779
Balance at March 31, 2005	$370,277	$320	$15,249	$385,846

The accompanying notes are an integral part of these financial statements.

PRESTIGE BRANDS INTERNATIONAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)

1.   Business and Basis of Presentation

Nature of business

On February 6, 2004, Prestige Brands International, LLC (“the Company”), a wholly-owned subsidiary of Prestige International Holdings, LLC (“Prestige LLC”), through two indirect wholly-owned subsidiaries, acquired all of the outstanding capital stock of Medtech Holdings, Inc. (“Medtech”) and The Denorex Company (“Denorex”) (collectively the “Predecessor Company”) (the “Medtech Acquisition”). On March 5, 2004, the Company, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of The Spic and Span Company (“Spic and Span”) (the “Spic and Span Acquisition”). On April 6, 2004, the Company, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of Bonita Bay Holdings, Inc. (“Bonita Bay”) (the “Bonita Bay Acquisition”). On October 6, 2004, the Company acquired all the outstanding capital stock of Vetco, Inc. (“Vetco”) (the “Vetco Acquisition”). On February 9, 2005, Prestige Brands Holdings, Inc. (“Prestige Holdings”), a Delaware corporation, became the direct parent company of Prestige LLC, under the terms of an exchange agreement among Prestige Holdings, Prestige LLC and each holder of common units of Prestige LLC. Prestige LLC was controlled by affiliates of GTCR Golder Rauner II, LLC. Pursuant to the agreement, the holders of common units of Prestige LLC exchanged all of their common units for an aggregate of 26,666,667 shares of common stock of Prestige Holdings which completed an initial public offering of equity securities in February 2005.

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

7.   Goodwill

Effective April 1, 2002, the Predecessor Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill. Impairment tests were performed as of March 31, 2005 and 2004, and no impairment charges were required. The changes in the carrying amount of goodwill for the years ended March 31, 2003, 2004 and 2005 were as follows:

Balance as of March 31, 2003	$—
Goodwill acquired in the Medtech Acquisition	55,594
Balance as of March 31, 2004	55,594
Goodwill acquired in the Bonita Bay Acquisition	217,234
Goodwill acquired in the Vetco Acquisition	21,858
Purchase accounting adjustments related to fiscal 2004 acquisitions	(142)
Balance as of March 31, 2005	$294,544

The following table reflects what the Predecessor Company’s net loss would have been for the year ended March 31, 2003 before the change in accounting principle related to goodwill:

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

Amortization of intangible assets totaled $7,901 for the year ended March 31, 2005 and $890 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $4,251 and $4,973 for the period from April 1, 2003 to February 5, 2004 and the year ended March 31, 2003 (predecessor basis), respectively.

As of March 31, 2005, the Company’s future amortization of intangible assets is expected to be as follows:

Year ending March 31,
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	7,168
Thereafter	44,731
Total	$86,267

In connection with the Medtech Acquisition, the Company assumed certain contractual obligations, including royalty agreements for certain of the licensed products. Royalty costs were approximately $1,087 for the year ended March 31, 2005, $73 for the period from February 6, 2004 to March 31, 2004 (successor basis), $450 for the period from April 1, 2003 to February 5, 2004, and $1,208 the year ended March 31, 2003 (predecessor basis).

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

On February 15, 2005, Prestige Holdings’ initial public offering of common stock resulted in a capital contribution to the Company of $186.7 million. The proceeds were used to repay $100.0 million outstanding under the tranche C facility of the Company’s senior credit facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 91/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005). Effective upon the completion of the Prestige Holdings initial public offering, the Company entered into an amendment to the credit agreement that, among other things, allows the Company to increase the indebtedness under its Tranche B facility by $200.0 million and allows for an increase in its revolving credit facility up to $60 million.

The Senior Credit Facility is collateralized by substantially all of the Company’s assets. The Tranche B Term Loan Facility bears interest at the Company’s option of either prime (5.75% at March 31, 2005) or LIBOR (3.13% at March 31, 2005) plus a variable margin and mature on April 6, 2011 and October 6, 2011, respectively. At March 31, 2005, the applicable interest rate on the Tranche B facility was 5.38%. Principal and interest payments on Tranche B are due quarterly.

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

The Senior Subordinated Notes (“Notes”) mature on April 15, 2012 and bear interest at 9.25%. Interest is payable on April 15 and October 15, each year, beginning on October 15, 2004. The total principal amount is due on April 15, 2012. The Company may redeem some or all of the Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium and on or after April 15, 2008 at redemption prices set forth in the Note agreement. The Notes are fully and unconditionally guaranteed by the Company and its other wholly owned subsidiaries (except the issuer (Prestige Brands, Inc.), which is a wholly owned finance subsidiary of the Company). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

The senior credit facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting the Company from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. The Company’s credit agreement, dated April 6, 2004, requires that adjusted EBITDA is to be used as the basis for calculating the Company’s leverage and interest coverage ratios. The Company was in compliance with its financial and restrictive covenants under the credit facility at March 31, 2005.

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
$495,360

Interest rate protection agreement

On June 30, 2004, the Company paid $52 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005, the Company paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50 million, $80 million and $50 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $2,803 as of March 31, 2005.

11.   Commitments and Contingencies

The Company has operating leases for office facilities in New York and Wyoming, which expire on April 9, 2009 and December 31, 2005, respectively.

The following summarizes future minimum lease payments:

Year ending March 31,	Operating Leases
2006	471
2007	371
2008	371
2009	371
2010	32
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

A reconciliation of the effective tax rate for continuing operations compared to the statutory U.S. Federal tax rate (34%) is as follows:

	Year Ended March 31, 2005	February 6 to March 31, 2004	April 1, 2003 to February 5, 2004	Year Ended March 31, 2003
	(successor basis)		(predecessor basis)
Income tax provision at statutory rate	$7,525	$967	$1,386	$2,349
Foreign income tax provision	102	—	—	—
State income taxes (net of federal income tax benefit)	873	50	71	139
Change in effective state tax rate	—	—	—	190
Amortization of intangible assets	—	—	94	193
Valuation allowance	—	—	321	992
Other	22	37	(188)	39
Provision for income taxes from continuing operations	$8,522	$1,054	$1,684	$3,902

13.   Members’ Equity

All of the Company’s membership units are owned by Prestige LLC. A “unit” is an equity interest of a member in the profits, losses and distributions of the Company.

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

In February 2005, Prestige Holdings completed its initial public offering of equity securities, pursuant to which it sold 28,000,000 shares of its common stock and selling shareholders sold 4,200,000 shares of common stock at a price of $16.00 per share. The offering resulted in a capital contribution to the Company of approximately $186.7 million.

15.   Equity Incentive Plan

In connection with Prestige Holdings’ initial public offering, Prestige Holdings’ board of directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards.

Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. As of March 31, 2005, there were 5,000,000 Prestige Holdings common shares available for issuance under the Plan. No grants have been made under the Plan as of March 31, 2005.

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

17.   Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and accounts payable at March 31, 2005 and 2004 approximates fair value because of the short-term nature of these instruments. The carrying value of long-term debt at March 31, 2005 and 2004 approximates fair value based on interest rates for instruments with similar terms and maturities.

18.   Concentrations of Risk

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

19.   Business Segments

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

Year ended March 31, 2005 (successor basis)	Over-the-Counter Drug	Personal Care	Household Cleaning	Other	Consolidated
Net sales	$167,246	$33,665	$102,256	$—	$303,167
Other revenues	—	—	151	—	151
Total revenues	167,246	33,665	102,407	—	303,318
Cost of sales	61,682	16,469	63,197	—	141,348
Gross profit	105,564	17,196	39,210	—	161,970
Advertising and promotion	23,193	6,894	8,315	—	38,402
Contribution margin	82,371	10,302	30,895	—	123,568
Other operating expenses					29,998
Operating income					93,570
Other income (expense)					(71,589)
Provision from income taxes					(8,522)
Net income					$13,459

Period from February 6, 2004 to March 31, 2004 (successor basis)	Over-the-Counter Drug	Personal Care	Household Cleaning	Other	Consolidated
Net sales	$12,010	$4,721	$2,076	$—	$18,807
Other revenues—related party	—	—	—	54	54
Total revenues	12,010	4,721	2,076	54	18,861
Cost of sales	5,981	2,836	1,206	—	10,023
Gross profit	6,029	1,885	870	54	8,838
Advertising and promotion	869	603	217	—	1,689
Contribution margin	5,160	1,282	653	54	7,149
Other operating expenses					2,580
Operating income					4,569
Other income (expense)					(1,725)
Provision for income taxes					(1,054)
Net income					$1,790

Period from April 1, 2003 to February 5, 2004 (predecessor basis)	Over-the-Counter Drug	Personal Care	Other	Consolidated
Net sales	$43,577	$25,149	$—	$68,726
Other revenues—related party	—	—	333	333
Total revenues	43,577	25,149	333	69,059
Cost of sales	14,685	11,569	—	26,254
Gross profit	28,892	13,580	333	42,805
Advertising and promotion	6,467	6,134	—	12,601
Contribution margin	22,425	7,446	333	30,204
Other operating expenses				17,970
Operating income				12,234
Other income (expense)				(8,157)
Provision for income taxes				(1,684)
Net income				$2,393

Year ended March 31, 2003 (predecessor basis)	Over-the-Counter Drug	Personal Care	Other	Consolidated
Net sales	$43,260	$32,788	$—	$76,048
Other revenues—related party	—	—	391	391
Total revenues	43,260	32,788	391	76,439
Cost of sales	12,620	14,855	—	27,475
Gross profit	30,640	17,933	391	48,964
Advertising and promotion	7,420	6,854	—	14,274
Contribution margin	23,220	11,079	391	34,690
Other operating expenses				17,349
Operating income				17,341
Other income (expense)				(10,432)
Provision for income taxes				(3,902)
Discontinued operations				(5,644)
Cumulative effect of change in accounting principle				(11,785)
Net (loss)				$(14,422)

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

20.   Subsequent Events

On April 13, 2005, the Company entered into a material definitive storage and handling agreement and transportation management agreement. As a result, in August 2005, the Company will change its third-party service provider and move its storage and distribution center to a different facility.

21.   Unaudited Quarterly Financial Information (in thousands, except for per share data)

					Period
				Period from	from Feb.6,
				January 1,	2004
	Quarter Ended			2004	Through	Quarter Ended
	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	through Feb. 5, 2004	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Income Statement Data:
Total revenues	$19,377	$23,781	$19,219	$6,682	$18,861	$67,757	$81,346	$75,854	$78,361
Cost of sales	7,047	9,040	7,485	2,682	10,023	36,123	37,843	33,923	33,459
Gross profit	12,330	14,741	11,734	4,000	8,838	31,634	43,503	41,931	44,902
Advertising and promotion expenses	4,208	5,046	2,736	611	1,689	13,771	10,304	7,265	7,062
Depreciation and amortization expenses	1,312	1,318	1,319	549	931	2,289	2,254	2,605	2,652
General and administrative expenses	2,441	2,493	2,879	4,255	1,649	4,921	4,502	5,690	5,085
Interest expense, net	2,171	2,217	2,148	1,621	1,725	11,049	10,834	11,994	10,849
Other expense	—	—	—	1,404	—	7,567	—	—	19,296
Income from continuing operations before taxes	2,198	3,667	2,652	(4,440)	2,844	(7,963)	15,609	14,377	(42)
Provision/(benefit) for income taxes	771	1,541	1,052	(1,680)	1,054	(2,826)	5,936	5,230	182
Net income/(loss)	$1,427	$2,126	$1,600	$(2,760)	$1,790	$(5,137)	$9,673	$9,147	$(224)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Other		Balance at End of Year
Predecessor Basis
Year ended March 31, 2003
Deferred tax valuation allowance	$427	$992	$—	$—		$1,419
Reserves for sales returns	262	4,305	4,218	—		349
Allowance for doubtful accounts	57	126	94	—		89
Allowance for inventory obsolescence	184	87	193	—		78
Pecos returns reserve	888	7,556	4,340	—		4,104

Period from April 1, 2003 to February 5, 2004
Deferred tax valuation allowance	1,419	325	—	—		1,744
Reserves for sales returns	348	3,254	3,025	—		577
Allowance for doubtful accounts	89	166	114	—		141
Allowance for inventory obsolescence	78	350	340	—		88
Pecos returns reserve	4,104	—	2,755	—		1,349

Successor Basis
Period from February 6, 2004 to March 31, 2004
Deferred tax valuation allowance	1,744	—	—	(1,744	)(1)	—
Reserves for sales returns	684	389	568	288	(2)	793
Allowance for doubtful accounts	141	46	140	13	(2)	60
Allowance for inventory obsolescence	88	70	60	26	(2)	124
Pecos returns reserve	1,349	—	163	—		1,186

Year ended March 31, 2005
Reserves for sales returns	793	10,508	8,708	—		2,593
Allowance for doubtful accounts	60	32	33	191	(3)	250
Allowance for inventory obsolescence	124	769	266	823	(3)	1,450
Pecos returns reserve	1,186	—	944	—		242

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

(3)    As a result of the acquisition of Bonita Bay and Vetco, the Company recorded allowances for doubtful accounts and inventory obsolescence in purchase accounting.

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

See accompanying notes.

BONITA BAY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

									Accumulated
	Common stock					Receivable			other
	Class A		Class B		Treasury	from sale	Retained	Comprehensive	comprehensive
	Shares	Value	Shares	Value	stock	of stock	earnings	income	loss	Total
Balance, December 31, 2000	45,830,780	$45,830,780	1,791,220	$1,791,220	$—	$—	$2,579,032		$—	$50,201,032
Repurchase of Class A common stock	(10,000,000)	—	—	—	(14,000,000)	—	—		—	(14,000,000)
Issuance of Class A common stock, net of stock issuance costs	15,673,929	9,148,070	—	—	14,000,000	(1,059,035)	—		—	22,089,035
Issuance of Class B common stock, net of stock issuance costs	—	—	32,549,286	44,501,930	—	—	—		—	44,501,930
Exercise of stock options	10,000	10,000	—	—	—	—	—		—	10,000
Issuance of common stock warrants	—	1,042,704	—	1,037,296	—	—	—		—	2,080,000
Net income	—	—	—	—	—	—	3,082,765	$3,082,765	—	3,082,765
								$3,082,765
Balance, December 31, 2001	51,514,709	56,031,554	34,340,506	47,330,446	—	(1,059,035)	5,661,797		—	107,964,762
Issuance of Class A common stock, net of stock issuance costs	7,500,000	14,575,238	—	—	—	—	—		—	14,575,238
Exercise of stock options	14,000	14,000	—	—	—	—	—		—	14,000
Repurchase and retirement of Class A common stock	(14,000)	(22,400)	—	—	—	—	—		—	(22,400)
Interest on receivable from sale of stock	—	—	—	—	—	(63,649)	—		—	(63,649)
Net income	—	—	—	—	—	—	16,569,753	$16,569,753	—	16,569,753
Other comprehensive income:
Change in fair value of interest rate swap and collar agreements, net of income taxes of $360,873	—	—	—	—	—	—	—	(547,085)	(547,085)	(547,085)
								$16,022,668
Balance, December 31, 2002	59,014,709	70,598,392	34,340,506	47,330,446	—	(1,122,684)	22,231,550		(547,085)	138,490,619
Issuance of Class A common stock, net of stock issuance costs	166,300	332,600	—	—	—	—	—		—	332,600
Exercise of stock options	28,167	32,467	—	—	—	—	—		—	32,467
Repurchase and retirement of Class A common stock	(6,462,667)	(13,320,334)	—	—	—	—	—		—	(13,320,334)
Interest on receivable from sale of stock	—	—	—	—	—	(63,649)	—		—	(63,649)
Net income	—	—	—	—	—	—	22,272,391	$22,272,391	—	22,272,391
Other comprehensive income:
Change in fair value of interest rate swap and collar agreements, net of income taxes of $254,224	—	—	—	—	—	—	—	393,472	393,472	393,472
								$22,665,863
Balance, December 31, 2003	52,746,509	$57,643,125	34,340,506	$47,330,446	$—	$(1,186,333)	$44,503,941		$(153,613)	$148,137,566

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

Stock option activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,890,500	$1.12	3,184,500	$1.00	2,625,000	$1.00
Granted	848,000	2.00	750,000	1.60	829,500	1.00
Exercised	(28,167)	1.60	(14,000)	1.00	(10,000)	1.00
Canceled or expired	(91,833)	1.54	(30,000)	1.00	(260,000)	1.00
Outstanding, end of year	4,618,500	$1.26	3,890,500	$1.12	3,184,500	$1.00
Options vested at year-end	3,113,333	$1.05	1,805,604	$1.01	802,833	$1.00
Weighted Average fair value of options granted		$.30		$.51		$.34

A summary of exercise prices for options outstanding under the Company’s stock-based compensation plan at December 31, 2003 is presented below:

Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$1.00	3,068,500	$1.00	6.17	2,789,333	$1.00
$1.40—$1.60	722,000	$1.53	7.94	324,000	$1.50
$ 2.00	828,000	$2.00	8.76	—	—
	4,618,500			3,113,333

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

Year ending December 31:	Amount
2004	$259,624
2005	219,850
2006	150,245
2007	37,561
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