Form 10-Q
period 2005-09-30
Prestige Brands Holdings, Inc.; Prestige Brands International, LLC
filed 2005-11-29
CIK 1295947, 1295522

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                         PRESTIGE BRANDS HOLDINGS, INC.

 Delaware                       20-1297589                      001-32433
(State of Incorporation)     (I.R.S. Employer          (Commission File Number)
                            Identification No.)

                       PRESTIGE BRANDS INTERNATIONAL, LLC
 Delaware                       20-0941337                     333-11715218-18
(State of Incorporation)    (I.R.S. Employer          (Commission File Number)
                           Identification No.)
           (Exact name of Registrants as specified in their charters)

       90 North Broadway
   Irvington, New York 10533                            (914) 524-6810
(Address of Principal Executive Offices)        (Registrants' telephone number,
                                                        including area code)


                                ----------------

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by Prestige Brands Holdings, Inc. and Prestige Brands International LLC, both registrants. Prestige Brands International, LLC, an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. is the indirect parent company of Prestige Brands, Inc., the issuer of our 9 1/4% senior subordinated notes due 2012, and the parent guarantor of such notes. As the indirect holding company of Prestige Brands International, LLC, Prestige Brands Holdings, Inc. does not conduct ongoing business operations. As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless otherwise indicated, we have presented information throughout this Form 10-Q for Prestige Brands Holdings, Inc. and its consolidated subsidiaries, including Prestige Brands International, LLC. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Neither registrant makes any representation as to information relating to the other registrant. Prestige Brands
International,  LLC  meets the  conditions  set  forth in  general  instructions
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

As of November 21, 2005, Prestige Brands Holdings, Inc. had 50,040,890 shares of common stock outstanding. As of such date, Prestige International Holdings, LLC, a wholly owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

                         Prestige Brands Holdings, Inc.
                                    Form 10-Q
                                      Index



PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Prestige Brands Holdings, Inc.

              Consolidated  Balance Sheets - September 30, 2005  (unaudited) and
                 March 31, 2005                                                         2
              Consolidated Statements of Operations - three months ended
                 September 30, 2005 and 2004 and six months ended September 30,
                 2005 and 2004 (unaudited)                                              3
              Consolidated Statement of Changes in Stockholders' Equity and
                Comprehensive  Income - six  months  ended  September  30,  2005
                (unaudited)                                                             4
              Consolidated Statements of Cash Flows - six months ended September
                30,  2005 and 2004  (unaudited)                                         5
              Notes to  Unaudited  Consolidated Financial Statements                    6

              Prestige Brands International, LLC

              Consolidated  Balance Sheets - September 30, 2005  (unaudited) and
                 March 31,  2005                                                        32
              Consolidated  Statements  of  Operations  - three months ended
                 September 30, 2005 and 2004 and six months ended September 30,
                 2005 and 2004 (unaudited)                                              33
              Consolidated Statement of Changes in Members' Equity - six months
                 ended September 30, 2005 (unaudited)                                   34
              Consolidated Statements of Cash Flows - six months ended September
                 30, 2005 and 2004 (unaudited)                                          35
              Notes to  Unaudited  Consolidated Financial Statements                    36

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                                63

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                 75

Item 4.       Controls and Procedures                                                   76

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                         78

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds               80

Item 3.       Defaults Upon Senior Securities                                           80

Item 4.       Submission of Matters to a Vote of Security Holders                       80

Item 5.       Other Information                                                         80

Item 6.       Exhibits                                                                  80

              Signatures                                                                81

                         Prestige Brands Holdings, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)



(In thousands)
                                                                       September 30, 2005           March 31, 2005
                                                                      ---------------------     ----------------------
Assets                                                                                               (Restated)
Current assets
   Cash                                                                 $       27,585            $           5,334
   Accounts receivable                                                          32,552                       35,918
   Inventories                                                                  32,887                       24,833
   Deferred income tax assets                                                    6,682                        5,699
   Prepaid expenses and other current assets                                     3,256                        3,152
                                                                      ---------------------     ----------------------
Total current assets                                                           102,962                       74,936

Property and equipment                                                           1,647                        2,324
Goodwill                                                                       294,731                      294,731
Intangible assets                                                              604,316                      608,613
Other long-term assets                                                          14,718                       15,996
                                                                      ---------------------     ----------------------

Total Assets                                                            $    1,018,374             $        996,600
                                                                      =====================     ======================

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                       $      22,725           $          21,705
   Accrued liabilities                                                           12,110                      11,589
   Current portion of long-term debt                                              3,730                       3,730
                                                                      ---------------------     ----------------------
Total current liabilities                                                        38,565                      37,024

Long-term debt                                                                  489,765                     491,630
Deferred income tax liabilities                                                  94,759                      85,899
                                                                      ---------------------     ----------------------

Total liabilities                                                               623,089                     614,553
                                                                      ---------------------     ----------------------

Commitments and Contingencies - Note 12

Shareholders' Equity
Preferred stock - $0.01 par value
   Authorized - 5,000 shares
   Issued and outstanding - None                                                     --                          --
Common stock - $.01 par value
   Authorized - 250,000 shares
   Issued and outstanding - 50,056 shares at September 30, 2005 and
     50,000 March 31, 2005                                                          501                         500
Additional paid-in capital                                                      378,297                     378,251
Treasury stock, at cost - 15 shares at September 30, 2005 and 2
   shares at March 31, 2005                                                         (25)                         (4)
Accumulated other comprehensive income                                              229                         320
Retained earnings                                                                16,283                       2,980
                                                                      ---------------------     ----------------------
Total shareholders' equity                                                      395,285                     382,047
                                                                      ---------------------     ----------------------

Total Liabilities and Shareholders' Equity                              $     1,018,374           $         996,600
                                                                      =====================     ======================
See accompanying notes.


                         Prestige Brands Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months                               Six Months
                                                          Ended September 30                        Ended September 30
                                                 --------------------------------------   ---------------------------------------
(In thousands, except per share data)                   2005                 2004                2005                 2004
                                                 -------------------   ----------------   -----------------   -------------------
                                                                          (Restated)                              (Restated)
Revenues
  Net sales                                        $      73,320       $       79,932       $     136,748       $     138,612
  Other revenues                                              25                   26                  50                 101
                                                 -------------------   ----------------   -----------------   -------------------
      Total revenues                                      73,345               79,958             136,798             138,713
                                                 -------------------   ----------------   -----------------   -------------------

Cost of Sales
  Costs of sales                                          35,549               37,941              64,498              71,079
                                                 -------------------   ----------------   -----------------   -------------------
      Gross profit                                        37,796               42,017              72,300              67,634
                                                 -------------------   ----------------   -----------------   -------------------

Operating Expenses
  Advertising and promotion                               10,217                8,449              18,922              19,234
  General and administrative                               4,117                4,502               9,023               9,423
  Depreciation                                               487                  452                 975                 938
  Amortization of intangible assets                        2,148                1,802               4,296               3,605
                                                 -------------------   ----------------   -----------------   -------------------
      Total operating expenses                            16,969               15,205              33,216              33,200
                                                 -------------------   ----------------   -----------------   -------------------

      Operating income                                    20,827               26,812              39,084              34,434
                                                 -------------------   ----------------   -----------------   -------------------

Other income (expense)
  Interest income                                            226                   59                 307                  87
  Interest expense                                        (8,897)             (10,893)            (17,488)            (21,970)
  Loss on extinguishment of debt                              --                   --                  --              (7,567)
                                                 -------------------   ----------------   -----------------   -------------------
      Total other income (expense)                        (8,671)             (10,834)            (17,181)            (29,450)
                                                 -------------------   ----------------   -----------------   -------------------

      Income before provision for
        income taxes                                      12,156               15,978              21,903               4,984

Provision for income taxes                                 4,782                6,076               8,600               2,173
                                                 -------------------   ----------------   -----------------   -------------------
      Net income                                           7,374                9,902              13,303               2,811

Cumulative preferred dividends on Senior
    Preferred and Class B Preferred Units                     --               (3,827)                --              (7,446)
                                                 -------------------   ----------------   -----------------   -------------------

Net income (loss) available to members and
    common shareholders                            $       7,374         $      6,075       $     13,303        $     (4,635)
                                                 ===================   ================   =================   ===================

Basic earnings per share                           $       0.15          $     0.25         $      0.27         $    (0.19)
                                                 ===================   ================   =================   ===================

Diluted earnings per share                         $       0.15          $     0.23         $      0.27         $    (0.19)
                                                 ===================   ================   =================   ===================

Weighted average shares outstanding:
    Basic                                                48,791                24,615             48,757              24,563
                                                 ===================   ================   =================   ===================
    Diluted                                              49,949                26,512             49,932              24,563
                                                 ===================   ================   =================   ===================

See accompanying notes.


                         Prestige Brands Holdings, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                            and Comprehensive Income
                       Six Months Ended September 30, 2005
                                   (Unaudited)


                                                                                             Accumulated
                                      Common Stock      Additional                             Other
                                                Par      Paid-in        Treasury Stock      Comprehensive     Retained
                                     Shares    Value     Capital       Shares     Amount       Income          Earnings     Totals
                                  ---------- ---------- ------------ ---------- ---------- ----------------- ------------ ----------
(In thousands)
Balances - March 31, 2005
  (Restated)                        50,000    $   500    $378,251         2     $   (4)      $    320         $   2,980    $ 382,047

Additional costs associated
  with initial public offering                               (63)                                                               (63)

Issuance of common stock and
  options to officers and
  directors                             56          1        109                                                                 110

Repurchase of common stock                                                 13        (21)                                       (21)

Components of comprehensive
  income
   Net income                                                                                                    13,303       13,303

   Unrealized loss on interest
     rate cap, net of income
     tax benefit of $116                                                                            (91)                        (91)
                                                                                                                          ----------
Total comprehensive income                                                                                                    13,212
                                  ---------- ---------- ------------ ---------- ---------- ----------------- ------------ ----------

Balances - September 30, 2005       50,056    $   501     $378,297         15    $   (25)      $    229       $  16,283    $ 395,285
                                  ========== ========== ============ ========== ========== ================= ============ ==========

See accompanying notes.


                         Prestige Brands Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



(In thousands)                                                                    Six Months Ended September 30
                                                                             ----------------------------------------
                                                                                   2005                  2004
                                                                             ------------------    ------------------
Operating Activities                                                                                  (Restated)
Net income                                                                      $    13,303          $     2,811
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                    5,271                4,543
     Deferred income taxes                                                            7,961                8,219
     Amortization of deferred financing costs                                         1,136                1,502
     Stock-based compensation                                                           110                   --
     Loss on extinguishment of debt                                                      --                7,567
     Changes in operating assets and liabilities, net of
       effects of purchases of businesses
       Accounts receivable                                                            3,366               (6,629)
       Inventories                                                                   (8,054)               5,268
       Prepaid expenses and other assets                                               (104)                 442
       Accounts payable                                                               1,020                3,127
       Account payable - related parties                                                 --                1,000
       Accrued expenses                                                                 521               (1,445)
                                                                             ------------------    ------------------
   Net cash provided by operating activities                                         24,530               26,405
                                                                             ------------------    ------------------


Investing Activities
Purchase of equipment                                                                  (297)                (143)
Purchase of business, net of cash acquired                                               --             (373,250)
                                                                             ------------------    ------------------
   Net cash used for investing activities                                              (297)            (373,393)
                                                                             ------------------    ------------------
Financing Activities
Proceeds from the issuance of notes                                                      --              668,512
Payment of deferred financing costs                                                     (33)             (22,922)
Repayment of notes                                                                   (1,865)            (331,673)
Proceeds from the issuance of equity securities                                          --               58,487
Purchase of shares for treasury                                                         (21)                  --
Additional costs associated with initial public offering                                (63)                  --
                                                                             ------------------    ------------------
   Net cash provided by (used for) financing activities                              (1,982)             372,404
                                                                             ------------------    ------------------

Increase in cash                                                                     22,251               25,416

Cash - beginning of period                                                            5,334                3,393
                                                                             ------------------    ------------------

Cash - end of period                                                            $    27,585          $    28,809
                                                                             ==================    ==================

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired                             $        --          $   602,774
Fair value of liabilities assumed                                                        --             (229,432)
Purchase price funded with non-cash contributions                                        --                  (92)
                                                                             ------------------    ------------------
Cash paid to purchase business                                                  $        --          $   373,250
                                                                             ==================    ==================

Interest paid                                                                   $    16,408          $    20,468
                                                                             ==================    ==================
Income taxes paid                                                               $       565          $       388
                                                                             ==================    ==================

See accompanying notes.

                         Prestige Brands Holdings, Inc.
                   Notes to Consolidated Financial Statements



1.   Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. ("the Company") and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States. In February 2005, the Company completed an initial public offering.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. This financial information should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005, as well as the Company's Current Report on Form 8-K filed on November 15, 2005 (see
Note 2). As noted in the Company's Current Report on Form 8-K, the Company will file an amended Form 10-K/A to reflect the restatement of the prior period financial statements as soon as it is practicable.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash is held by one bank located in Wyoming. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing evaluations of customers' financial condition are performed; however, collateral is not required. The Company maintains an allowance for doubtful accounts based on its historical collections experience, as well as its evaluation of current and expected conditions and trends affecting its customers.

Sales Returns
The Company must make estimates of potential future product returns related to current period sales. In order to do this, the Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the Company's allowance for returns in any accounting period. If actual returns are greater than those estimated by management, the Company's financial statements in future periods may be adversely affected.

Inventories
Inventories are stated at the lower of cost or fair value where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

                                               Years
                                           --------------
         Machinery                               5
         Computer equipment                      3
         Furniture and fixtures                  7

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Intangible Assets
Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

Indefinite lived intangible assets are tested for impairment at least annually, while intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs
The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the effective interest method over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following revenue recognition criteria are met:
(1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured. The Company has determined that the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company's historical experience.

The Company frequently participates in the promotional programs of its customers, as is customary in this industry. The ultimate cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These programs may include coupons, scan downs, temporary price reductions or other price guarantee vehicles. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $6.5 million and $6.4 million for the three month periods ended September 30, 2005 and 2004, respectively, and $12.0 million and $11.4 million for the six month periods ended September 30, 2005 and 2004, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Slotting fees associated with products are recognized as a reduction of sales. Under slotting arrangements, the retailers allow the Company's products to be placed on the stores' shelves in exchange for such fees. Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based Compensation
During the three month period ended September 30, 2005, the Company adopted FASB, Statement No. 123(R), "Share-Based Payment" ("Statement No. 123(R)") with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company's Long-Term Equity Incentive Plan ("the Plan"). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the vesting period. The Company recorded a non-cash charge of $110,000 during the three month period ended September 30, 2005.

Income Taxes
Income taxes are recorded in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Instruments
FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk. For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

Earnings Per Share
Basic and diluted earnings per share are calculated based on income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reported period. For the period ended September 30, 2004, the weighted average number of common shares outstanding includes the Company's common units as if the common units had been converted to common stock using the February 2005 initial public offering conversion ratio of one common unit to
0.4543 shares of common stock.

Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which clarifies guidance provided by Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued  Statement of Financial  Accounting  Standards
No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB Opinion No. 20") and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


2.   Restatement of Financial Statements

On November 15, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") in which it announced that it was restating previously reported financial results for the fiscal years ended March 31, 2003, 2004 and 2005, and the quarterly data for the years ended March 31, 2005 and 2004 included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005 and the financial statements for the quarters ended June 30, 2005 and 2004 included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

As a result of a review of certain accounting practices performed in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the preparation of its financial statements for the quarter ended September 30, 2005, the Company determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue, the classification of certain trade promotion allowances, the compuation of deferred income taxes and the computation of earnings per share.

With respect to revenue recognition, Staff Accounting Bulletin No. 104 sets forth the criteria for revenue recognition, one of which is that risk of loss has passed to the customer. The Company, consistent with its published pricing and shipping terms, has historically recognized revenue upon shipment of product to the customer. Upon closer examination of its shipping practices and terms, the Company determined that it often was unclear when, from a legal standpoint, risk of loss of its products passed to its customers. Accordingly, the Company has concluded that revenue should not be recognized until product is received by its customers (referred to as "FOB destination point"), unless the risk of loss transfers to the customer at the point of shipment. The Company will restate its previously issued financial statements to correct this erroneous application of generally accepted accounting principles. The effects of these adjustments for each fiscal period are reflected in the schedules that follow. These adjustments had no impact on net cash flows provided by or used in operating activities.

With respect to the classification of trade promotions and allowances, Emerging Issues Task Force Issue 01-09 sets forth the criteria for classifying such promotions and allowances as an expense or a reduction of revenue. Upon review, the Company determined that it had incorrectly classified certain promotion and allowance amounts as expense rather than as a reduction of revenue. The Company's restated financial statements will correct these misclassifications. These adjustments do not affect the balance sheet, net income, operating income or cash flows from operations. The effects of these adjustments for each fiscal period are reflected in the schedules that follow.

With respect to the provision for income taxes and related deferred taxes, Statement of Financial Accounting Standards No. 109 sets forth the criteria by which such amounts are to be recognized. During the preparation of the financial statements for the quarter ended September 30, 2005, the Company determined that the increase in deferred income taxes related to the increase in graduated federal income tax rates from 34% to 35% should have been recognized in the period in which it filed its first consolidated federal income tax return. The Company's restated financial statements will recognize this increase in the quarter and year ended March 31, 2005. Previously, the Company had recorded this increase in the three month period ended June 30, 2005. The effect of this adjustment for each fiscal period is reflected in the schedules that follow.


With respect to earnings per share, Statement of Financial Accounting Standards No. 128 sets forth the criteria for computing basic and diluted earnings per share. Upon examination of its earnings per share calculations, the Company determined that certain issued and outstanding, but unvested, shares held by management were improperly reflected in the basic earnings per share computations. The effects of these adjustments for each fiscal period are reflected in the schedules that follow.



Consolidated Statements of Operations
                                                               Three Months Ended June 30, 2005
                                           -----------------------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative       Income
per share data)                                 Reported         Recognition       Advertising       Taxes        As Restated
                                           -----------------------------------------------------------------------------------------

Revenues
  Net sales                                  $      63,530       $     1,928       $    (2,030)      $    --      $   63,428
  Other revenues                                        25                                                                25
                                           -----------------------------------------------------------------------------------------
      Total revenues                                63,555             1,928            (2,030)           --          63,453

Cost of Sales
  Costs of sales                                    28,339               610                                          28,949
                                           -----------------------------------------------------------------------------------------
      Gross profit                                  35,216             1,318            (2,030)           --          34,504
                                           -----------------------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         10,714                21            (2,030)                        8,705
  General and administrative                         4,911                                                             4,911
  Depreciation                                         483                                                               483
  Amortization of intangible assets                  2,148                                                             2,148
                                           -----------------------------------------------------------------------------------------
      Total operating expenses                      18,256                21            (2,030)           --          16,247
                                           -----------------------------------------------------------------------------------------

      Operating income                              16,960             1,297                --            --          18,257
                                           -----------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                       81                                                                81
  Interest expense                                  (8,591)                                                           (8,591)
                                           -----------------------------------------------------------------------------------------
      Total other income (expense)                  (8,510)               --                --            --          (8,510)
                                           -----------------------------------------------------------------------------------------

      Income before provision for
        income taxes                                 8,450             1,297                --             --          9,747

Provision for income taxes                           4,443               522                           (1,147)         3,818
                                           -----------------------------------------------------------------------------------------
      Net income                             $       4,007       $       775       $        --       $  1,147       $  5,929
                                           =========================================================================================

Basic earnings per share                     $      0.08                                                            $   0.12
                                           ===================                                                     =================

Diluted earnings per share                   $      0.08                                                            $   0.12
                                           ===================                                                     =================

Average shares outstanding:
    Basic                                           49,998                                                            48,722
                                           ===================                                                     =================
    Diluted                                         49,998                                                            49,998
                                           ===================                                                     =================




Consolidated Statements of Operations
                                                               Fiscal Year Ended March 31, 2005
                                           -----------------------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative       Income
per share data)                                 Reported         Recognition       Advertising       Taxes       As Restated
                                           -----------------------------------------------------------------------------------------

Revenues
  Net sales                                  $     303,167       $    (5,611)      $    (8,638)      $    --     $  288,918
  Other revenues                                       151                                                              151
                                           -----------------------------------------------------------------------------------------
      Total revenues                               303,318            (5,611)           (8,638)           --        289,069

Cost of Sales
  Costs of sales                                   141,348            (2,339)                                       139,009
                                           -----------------------------------------------------------------------------------------
      Gross profit                                 161,970            (3,272)           (8,638)           --        150,060
                                           -----------------------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         38,402               (67)           (8,638)                      29,697
  General and administrative                        20,198                                                           20,198
  Depreciation                                       1,899                                                            1,899
  Amortization of intangible assets                  7,901                                                            7,901
                                           -----------------------------------------------------------------------------------------
      Total operating expenses                      68,400               (67)           (8,638)           --         59,695
                                           -----------------------------------------------------------------------------------------

      Operating income                              93,570            (3,205)               --            --         90,365
                                           -----------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                      371                                                               371
  Interest expense                                 (45,097)                                                          (45,097)
  Loss on extinguishment of debt                   (26,863)                                                          (26,863)
                                           -----------------------------------------------------------------------------------------
      Total other income (expense)                 (71,589)               --                --            --         (71,589)
                                           -----------------------------------------------------------------------------------------

      Income before provision for
        income taxes                                21,981            (3,205)               --            --          18,776

Provision for income taxes                           8,522            (1,113)               --         1,147           8,556
                                           -----------------------------------------------------------------------------------------
      Net income                                    13,459            (2,092)               --        (1,147)         10,220

Cumulative preferred dividend on Senior
   Preferred and Class B Preferred Units           (25,395)                                                          (25,395)
                                           -----------------------------------------------------------------------------------------

Net loss available to common shareholders    $     (11,936)      $    (2,092)      $        --      $  (1,147)       (15,175)
                                           =========================================================================================

Basic earnings per share                     $     (0.41)                                                        $     (0.55)
                                           ===================                                                   ===================

Diluted earnings per share                   $     (0.41)                                                        $     (0.55)
                                           ===================                                                   ===================

Average shares outstanding:
    Basic                                           29,389                                                             27,546
                                           ===================                                                   ===================
    Diluted                                         29,389                                                             27,546
                                           ===================                                                   ===================



Consolidated Statements of Operations
                                                              Six Months Ended September 30, 2004
                                           --------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative
per share data)                                 Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $     149,002       $    (5,641)      $    (4,749)      $   138,612
  Other revenues                                       101                                                   101
                                           --------------------------------------------------------------------------
      Total revenues                               149,103            (5,641)           (4,749)          138,713

Cost of Sales
  Costs of sales                                    73,966            (2,887)                             71,079
                                           --------------------------------------------------------------------------
      Gross profit                                  75,137            (2,754)           (4,749)           67,634
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         24,075               (92)           (4,749)           19,234
  General and administrative                         9,423                                                 9,423
  Depreciation                                         938                                                   938
  Amortization of intangible assets                  3,605                                                 3,605
                                           --------------------------------------------------------------------------
      Total operating expenses                      38,041               (92)           (4,749)           33,200
                                           --------------------------------------------------------------------------

      Operating income                              37,096            (2,662)               --            34,434
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       87                                                    87
  Interest expense                                 (21,970)                                              (21,970)
  Loss on extinguishment of debt                    (7,567)                                               (7,567)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (29,450)               --                --           (29,450)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 7,646            (2,662)                              4,984

Provision for income taxes                           3,110              (937)                              2,173
                                           --------------------------------------------------------------------------
      Net income                                     4,536            (1,725)               --             2,811

Cumulative preferred dividend on Senior
Preferred and Class B Preferred Units               (7,446)                                               (7,446)
                                           --------------------------------------------------------------------------

Net loss available to common shareholders
                                                   $(2,910)      $    (1,725)      $        --      $      (4,635)
                                           ==========================================================================

Basic earnings per share                     $     (0.11)                                           $     (0.19)
                                           ===================                                    ===================

Diluted earnings per share                   $     (0.11)                                           $     (0.19)
                                           ===================                                    ===================

Average shares outstanding:
    Basic                                           26,514                                                24,563
                                           ===================                                    ===================
    Diluted                                         26,514                                                24,563
                                           ===================                                    ===================



Consolidated Statements of Operations
                                                             Three Months Ended September 30, 2004
                                           --------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative
per share data)                                 Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      81,320       $       501       $    (1,889)     $     79,932
  Other revenues                                        26                                                    26
                                           --------------------------------------------------------------------------
      Total revenues                                81,346               501            (1,889)           79,958

Cost of Sales
  Costs of sales                                    37,843                98                              37,941
                                           --------------------------------------------------------------------------
      Gross profit                                  43,503               403            (1,889)           42,017
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         10,304                34            (1,889)            8,449
  General and administrative                         4,502                                                 4,502
  Depreciation                                         452                                                   452
  Amortization of intangible assets                  1,802                                                 1,802
                                           --------------------------------------------------------------------------
      Total operating expenses                      17,060                34            (1,889)           15,205
                                           --------------------------------------------------------------------------

      Operating income                              26,443               369                --            26,812
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       59                                                    59
  Interest expense                                 (10,893)                                              (10,893)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (10,834)               --                --           (10,834)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                15,609               369                              15,978

Provision for income taxes                           5,936               140                --             6,076
                                           --------------------------------------------------------------------------
      Net income                                     9,673               229                --             9,902

Cumulative preferred dividend on Senior
Preferred and Class B Preferred Units
                                                    (3,827)                                               (3,827)
                                           --------------------------------------------------------------------------

Net loss available to common shareholders
                                             $       5,846       $       229       $       --       $      6,075
                                           ==========================================================================

Basic earnings per share                     $      0.22                                            $      0.25
                                           ===================                                    ===================

Diluted earnings per share                   $      0.22                                            $      0.23
                                           ===================                                    ===================

Average shares outstanding:
    Basic                                           26,512                                                24,615
                                           ===================                                    ===================
    Diluted                                         26,512                                                26,512
                                           ===================                                    ===================



Consolidated Statements of Operations
                                                               Three Months Ended June 30, 2004
                                           --------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative
per share data)                                 Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      67,682       $    (6,142)      $    (2,860)     $     58,680
  Other revenues                                        75                                                    75
                                           --------------------------------------------------------------------------
      Total revenues                                67,757            (6,142)           (2,860)           58,755

Cost of Sales
  Costs of sales                                    36,123            (2,985)                             33,138
                                           --------------------------------------------------------------------------
      Gross profit                                  31,634            (3,157)           (2,860)           25,617
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         13,771              (126)           (2,860)           10,785
  General and administrative                         4,921                                                 4,921
  Depreciation                                         486                                                   486
  Amortization of intangible assets                  1,803                                                 1,803
                                           --------------------------------------------------------------------------
      Total operating expenses                      20,981              (126)           (2,860)           17,995
                                           --------------------------------------------------------------------------

      Operating income                              10,653            (3,031)                -             7,622
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       28                                                    28
  Interest expense                                 (11,077)                                              (11,077)
  Loss on extinguishment of debt                    (7,567)                                               (7,567)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (18,616)               --                --           (18,616)
                                           --------------------------------------------------------------------------

      Loss before benefit for
        income taxes                                (7,963)           (3,031)                            (10,994)

Benefit for income taxes                             2,826             1,076                               3,902
                                           --------------------------------------------------------------------------
      Net loss                                      (5,137)           (1,955)               --            (7,092)

Cumulative preferred dividend on Senior
Preferred and Class B Preferred Units               (3,619)                                               (3,619)
                                           --------------------------------------------------------------------------

Net loss available to common shareholders
                                             $      (8,756)      $    (1,955)      $       --       $    (10,711)
                                           ==========================================================================

Basic earnings per share                     $     (0.33)                                           $     (0.44)
                                           ===================                                    ===================

Diluted earnings per share                   $     (0.33)                                           $     (0.44)
                                           ===================                                    ===================

Average shares outstanding:
    Basic                                           26,516                                                24,511
                                           ===================                                    ===================
    Diluted                                         26,516                                                24,511
                                           ===================                                    ===================




Consolidated Statements of Operations
                                                           Period February 6, 2004 to March 31, 2004
                                                                          (Successor)
                                           --------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative
per share data)                                 Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      18,807       $    (1,597)      $      (388)     $     16,822
  Other revenues                                        54                                                    54
                                           --------------------------------------------------------------------------
      Total revenues                                18,861            (1,597)             (388)           16,876

Cost of Sales
  Costs of sales                                    10,023              (672)                              9,351
                                           --------------------------------------------------------------------------
      Gross profit                                   8,838              (925)             (388)            7,525
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                          1,689               (34)             (388)            1,267
  General and administrative                         1,649                                                 1,649
  Depreciation                                          41                                                    41
  Amortization of intangible assets                    890                                                   890
                                           --------------------------------------------------------------------------
      Total operating expenses                       4,269               (34)             (388)            3,847
                                           --------------------------------------------------------------------------

      Operating income                               4,569              (891)               --             3,678
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       10                                                    10
  Interest expense                                  (1,735)                                               (1,735)
                                           ------------------- ----------------- ---------------- -------------------
      Total other income (expense)                  (1,725)               --                --            (1,725)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 2,844              (891)                              1,953

Provision for income taxes                           1,054              (330)                                724
                                           --------------------------------------------------------------------------
      Net income                                     1,790              (561)               --             1,229

Cumulative preferred dividend on Senior
   Preferred and Class B Preferred Units
                                                    (1,390)                                               (1,390)
                                           --------------------------------------------------------------------------

Net loss available to common shareholders
                                             $         400       $      (561)      $        --      $       (161)
                                           ==========================================================================

Basic earnings per share                     $      0.02                                            $     (0.01)
                                           ===================                                    ===================

Diluted earnings per share                   $      0.02                                            $     (0.01)
                                           ===================                                    ===================

Average shares outstanding:
    Basic                                           26,571                                                24,472
                                           ===================                                    ===================
    Diluted                                         26,571                                                24,472
                                           ===================                                    ===================



Consolidated Statements of Operations
                                                           Period April 1, 2003 to February 5, 2004
                                                                         (Predecessor)
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      68,726       $     1,930       $    (2,587)     $     68,069
  Other revenues                                       333                                                   333
                                           --------------------------------------------------------------------------
      Total revenues                                69,059             1,930            (2,587)           68,402

Cost of Sales
  Costs of sales                                    26,254               601                              26,855
                                           --------------------------------------------------------------------------
      Gross profit                                  42,805             1,329            (2,587)           41,547
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         12,601                47            (2,587)           10,061
  General and administrative                        12,068                                                12,068
  Depreciation                                         247                                                   247
  Amortization of intangible assets                  4,251                                                 4,251
  Loss on forgiveness of related party
     receivable                                      1,404                                                 1,404
                                           --------------------------------------------------------------------------
      Total operating expenses                      30,571                47            (2,587)           28,031
                                           --------------------------------------------------------------------------

      Operating income                              12,234             1,282                --            13,516
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       38                                                    38
  Interest expense                                  (8,195)                                               (8,195)
                                           ------------------- ----------------- ---------------- -------------------
      Total other income (expense)                  (8,157)               --                --            (8,157)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 4,077             1,282                               5,359

Provision for income taxes                           1,684               530                               2,214
                                           --------------------------------------------------------------------------
      Net income                             $       2,393       $       752       $        --      $      3,145
                                           ==========================================================================



Consolidated Statements of Operations
                                                               Fiscal Year Ended March 31, 2003
                                                                         (Predecessor)
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      76,048       $    (1,567)      $    (3,138)     $     71,343
  Other revenues                                       391                                                   391
                                           --------------------------------------------------------------------------
      Total revenues                                76,439            (1,567)           (3,138)           71,734

Cost of Sales
  Costs of sales                                    27,475              (458)                             27,017
                                           --------------------------------------------------------------------------
      Gross profit                                  48,964            (1,109)           (3,138)           44,717
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         14,274               (20)           (3,138)           11,116
  General and administrative                        12,075                                                12,075
  Depreciation                                         301                                                   301
  Amortization of intangible assets                  4,973                                                 4,973
                                           --------------------------------------------------------------------------
      Total operating expenses                      31,623               (20)           (3,138)           28,465
                                           --------------------------------------------------------------------------

      Operating income                              17,341            (1,089)               --            16,252
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       59                                                    59
  Interest expense                                  (9,806)                                               (9,806)
  Loss on extinguishment of debt                      (685)                                                 (685)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (10,432)               --                --           (10,432)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 6,909            (1,089)                              5,820

Provision for income taxes                           3,902              (615)               --             3,287
                                           --------------------------------------------------------------------------
      Income from continuing operations
                                                     3,007              (474)                              2,533

Discontinued Operations
Loss from operations of discontinued
   Pecos reporting unit, net of tax
   benefit of $1,848                                (3,385)                                               (3,385)

Loss on disposal of Pecos reporting
   unit, net of income tax benefit of
   $1,233                                           (2,259)                                               (2,259)
                                           --------------------------------------------------------------------------

Loss before cumulative effect of change
   in accounting principle                          (2,637)             (474)               --            (3,111)

Cumulative effect of change in
   accounting principle, net of income
   tax benefit of $6,567                           (11,785)                                              (11,785)
                                           --------------------------------------------------------------------------

      Net loss                               $     (14,422)      $      (474)      $        --      $    (14,896)
                                           ==========================================================================



Consolidated Balance Sheet
(In thousands)                                                                           June 30, 2005
                                                                          --------------------------------------------
                                                                             As Previously
Assets                                                                         Reported                As Restated
                                                                          --------------------     -------------------
Current assets
   Cash                                                                     $       13,945           $       13,945
   Accounts receivable                                                              32,489                   26,442
   Inventories                                                                      27,946                   30,589
   Deferred income tax assets                                                        6,965                    6,965
   Prepaid expenses and other current assets                                         4,039                    4,039
                                                                          --------------------     -------------------
Total current assets                                                                85,384                   81,980

Property and equipment                                                               2,043                    2,043
Goodwill                                                                           294,544                  294,731
Intangible assets                                                                  606,465                  606,465
Other long-term assets                                                              14,344                   14,344
                                                                          --------------------     -------------------

Total Assets                                                                $    1,002,780           $      999,563
                                                                          ====================     ===================

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                           $      18,626            $      18,626
   Accrued liabilities                                                               10,705                    9,365
   Current portion of long-term debt                                                  3,730                    3,730
                                                                          --------------------     -------------------
Total current liabilities                                                            33,061                   31,721

Long-term debt                                                                      490,698                  490,698
Deferred income tax liabilities                                                      89,916                   89,916
                                                                          --------------------     -------------------

Total liabilities                                                                   613,675                  612,335
                                                                          --------------------     -------------------

Shareholders' Equity
Preferred stock - $0.01 par value
   Authorized - 5,000 shares
   Issued and outstanding - None                                                         --                       --
Common stock - $.01 par value
   Authorized - 250,000 shares
   Issued and outstanding - 50,000 shares                                               500                      500
Additional paid-in capital                                                          378,188                  378,188
Treasury stock - 2 shares at cost                                                        (4)                      (4)
Accumulated other comprehensive loss                                                   (365)                    (365)
Retained earnings                                                                    10,786                    8,909
                                                                          --------------------     -------------------
Total shareholders' equity                                                          389,105                  387,228
                                                                          --------------------     -------------------

Total Liabilities and Shareholders' Equity                                  $     1,002,780          $       999,563
                                                                          ====================     ===================



Consolidated Balance Sheet
(In thousands)                                                                          March 31, 2005
                                                                          --------------------------------------------
                                                                             As Previously
Assets                                                                         Reported                As Restated
                                                                          --------------------     -------------------
Current assets
   Cash                                                                     $         5,334          $         5,334
   Accounts receivable                                                               43,893                   35,918
   Inventories                                                                       21,580                   24,833
   Deferred income tax assets                                                         5,699                    5,699
   Prepaid expenses and other current assets                                          3,152                    3,152
                                                                          --------------------     -------------------
Total current assets                                                                 79,658                   74,936

Property and equipment                                                                2,324                    2,324
Goodwill                                                                            294,544                  294,731
Intangible assets                                                                   608,613                  608,613
Other long-term assets                                                               15,996                   15,996
                                                                          --------------------     -------------------

Total Assets                                                                 $    1,001,135           $      996,600
                                                                          ====================     ===================

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                         $        21,705          $        21,705
   Accrued liabilities                                                               13,472                   11,589
   Current portion of long-term debt                                                  3,730                    3,730
                                                                          --------------------     -------------------
Total current liabilities                                                            38,907                   37,024

Long-term debt                                                                      491,630                  491,630
Deferred income tax liabilities                                                      84,752                   85,899
                                                                          --------------------     -------------------

Total liabilities                                                                   615,289                  614,553
                                                                          --------------------     -------------------

Shareholders' Equity
Preferred stock - $0.01 par value
   Authorized - 5,000 shares
   Issued and outstanding - None                                                         --                       --
Common stock - $.01 par value
   Authorized - 250,000 shares
   Issued and outstanding - 50,000 shares                                               500                      500
Additional paid-in capital                                                          378,251                  378,251
Treasury stock - 2 shares at cost                                                        (4)                      (4)
Accumulated other comprehensive income                                                  320                      320
Retained earnings                                                                     6,779                    2,980
                                                                          --------------------     -------------------
Total shareholders' equity                                                          385,846                  382,047
                                                                          --------------------     -------------------

Total Liabilities and Shareholders' Equity                                  $     1,001,135          $       996,600
                                                                          ====================     ===================



Consolidated Balance Sheet
(In thousands)                                                                          March 31, 2004
                                                                          --------------------------------------------
                                                                             As Previously
Assets                                                                         Reported               As Restated
                                                                          --------------------     -------------------
Current assets
   Cash                                                                     $         3,393          $         3,393
   Accounts receivable                                                               15,732                   13,369
   Inventories                                                                        9,748                   10,660
   Deferred income tax assets                                                         1,647                    1,647
   Prepaid expenses and other current assets                                            234                      234
                                                                          --------------------     -------------------
Total current assets                                                                 30,754                   29,303

Property and equipment                                                                  880                      880
Goodwill                                                                             55,594                   55,781
Intangible assets                                                                   236,611                  236,611
Other long-term assets                                                                2,783                    2,783
                                                                          --------------------     -------------------

Total Assets                                                                 $      326,622           $      325,358
                                                                          ====================     ===================

Liabilities and Members' Equity
Current liabilities
   Accounts payable                                                         $         5,281          $         5,281
   Accrued liabilities                                                                7,264                    6,561
   Current portion of long-term debt                                                  2,000                    2,000
                                                                          --------------------     -------------------
Total current liabilities                                                            14,545                   13,842

Long-term debt                                                                      146,694                  146,694
Deferred income tax liabilities                                                      38,874                   38,874
                                                                          --------------------     -------------------

Total liabilities                                                                   200,113                  199,410
                                                                          --------------------     -------------------

Members' Equity
Senior Preferred Units - 23 units issued and outstanding                             17,768                   17,768
Class B Preferred Units - 107 units issued and outstanding                           96,807                   96,807
Common Units - 57,902 units issued and outstanding                                    5,273                    5,273
Additional paid-in capital                                                            4,871                    4,871
Retained earnings                                                                     1,790                    1,229
                                                                          --------------------     -------------------
Total members' equity                                                               126,509                  125,948
                                                                          --------------------     -------------------

Total Liabilities and Members' Equity                                       $       326,622          $       325,358
                                                                          ====================     ===================

In addition, the consolidated statements of cash flows for all periods noted above will be restated to reflect the change in net income or loss and accounts receivable, inventory, accrued liabilities and deferred income taxes as discussed above. The restatements did not affect net cash flows from operating, investing or financing activities as previously reported.

3.   Accounts Receivable

The components of accounts receivable consist of the following (in thousands):

                                                                              September 30, 2005     March 31, 2005
                                                                              -------------------    -----------------
                                                                                                        (Restated)

         Accounts receivable                                                      $    33,992            $    36,985
         Other receivables                                                                867                    835
                                                                              -------------------    -----------------
                                                                                       34,859                 37,820
         Less allowances for discounts, returns and
              uncollectible accounts                                                   (2,307)                (1,902)
                                                                              -------------------    -----------------

                                                                                  $    32,552            $    35,918
                                                                              ===================    =================


4.   Inventories

Inventories consist of the following (in thousands):
                                                                              September 30, 2005        March 31, 2005
                                                                              -------------------    -----------------
                                                                                                        (Restated)

         Packaging and raw materials                                              $     4,132            $     3,587
         Finished goods                                                                28,755                 21,246
                                                                              -------------------    -----------------

                                                                                  $    32,887            $    24,833
                                                                              ===================    =================

Inventories are shown net of allowances for obsolete and slow moving inventory of $0.9 million and $1.5 million at September 30, 2005 and March 31, 2005, respectively.


5.   Property and Equipment

Property and equipment consist of the following (in thousands):
                                                                              September 30, 2005     March 31, 2005
                                                                              -------------------    ----------------

         Machinery                                                                $     2,860            $     2,828
         Computer equipment                                                               811                    771
         Furniture and fixtures                                                           573                    515
         Leasehold improvements                                                           340                    173
                                                                              -------------------    ----------------
                                                                                        4,584                  4,287

         Accumulated depreciation                                                      (2,937)                (1,963)
                                                                              -------------------    ----------------

                                                                                  $     1,647            $     2,324
                                                                              ===================    ================

                                       22

6.   Intangible Assets

Intangible assets consist of the following (in thousands):

                                                                             September 30, 2005
                                                        --------------------------------------------------------------
                                                              Gross              Accumulated               Net
                                                              Amount             Amortization             Amount
                                                        -------------------   -------------------    -----------------

         Indefinite lived trademarks                      $     522,346         $        --            $   522,346
                                                        -------------------   -------------------    -----------------

         Amortizable intangible assets
              Trademarks                                         94,900               (13,056)              81,844
              Non-compete agreement                                 158                   (32)                 126
                                                        -------------------   -------------------    -----------------
                                                                 95,058               (13,088)              81,970
                                                        -------------------   -------------------    -----------------

                                                            $   617,404           $   (13,088)         $   604,316
                                                        ===================   ===================    =================


                                                                               March 31, 2005
                                                        --------------------------------------------------------------
                                                              Gross              Accumulated               Net
                                                              Amount             Amortization             Amount
                                                        -------------------   -------------------    -----------------

         Indefinite lived trademarks                        $   522,346           $        --          $   522,346
                                                        -------------------   -------------------    -----------------

         Amortizable intangible assets
              Trademarks                                         94,900                (8,775)              86,125
              Non-compete agreement                                 158                   (16)                 142
                                                        -------------------   -------------------    -----------------
                                                                 95,058                (8,791)              86,267
                                                        -------------------   -------------------    -----------------

                                                            $   617,404           $    (8,791)         $   608,613
                                                        ===================   ===================    =================

At September 30, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Twelve Months Ending September 30
     2006                                                                       $       8,592
     2007                                                                               8,592
     2008                                                                               8,592
     2009                                                                               8,592
     2010                                                                               7,168
     Thereafter                                                                        40,434
                                                                              -------------------

                                                                                $      81,970
                                                                              ===================

7.   Long-Term Debt


Long-term debt consists of the following (in thousands):                             September 30, 2005        March 31, 2005
                                                                                     -------------------    -----------------

     Senior  revolving  credit facility  ("Revolving  Credit  Facility"),  which expires on April 6, 2009,  is  available  for maximum  borrowings  of up to
     $60.0  million.  The  Revolving  Credit  Facility  bears  interest  at  the
     Company's  option at either the prime rate plus a variable  margin or LIBOR plus a variable margin.  The variable margin ranges from 0.75% to 2.50% and at September 30, 2005, the interest rate on the Revolving  Credit  Facility was  8.0%  per  annum.  The  Company  is also  required  to pay a  variable commitment fee on the unused portion of the Revolving Credit  Facility.  At
     September 30, 2005,  the  commitment  fee was 0.50% of the unused line. The
     Revolving Credit Facility is  collateralized  by  substantially  all of the
     Company's assets.                                                                  $        --            $        --

     Senior secured term loan facility,  ("Tranche B Term Loan Facility")  bears interest at the  Company's  option at either the prime rate or LIBOR plus a variable  margin of 2.25%.  At  September  30, 2005,  the weighted  average applicable  interest  rate on the Tranche B Term Loan  Facility  was 6.28%.
     Principal payments of $933 and interest are payable quarterly.  In February
     2005,  the Tranche B Term Loan  Facility was amended to increase the amount available  thereunder  by  $200.0  million,  all of which is  available  at
     September 30, 2005.  Current amounts  outstanding  under the Tranche B Term
     Loan Facility mature on April 6, 2011, while amounts  borrowed  pursuant to the  amendment  will  mature on October 6,  2011.  The  Tranche B Term Loan
     Facility is collateralized by substantially all of the Company's assets.                 367,495                369,360

     Senior  Subordinated  Notes  ("Senior  Notes") that bear  interest at 9.25%
     which is payable on April 15th and  October  15th of each year.  The Senior
     Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior  Notes on or prior to April 15,  2008 at a  redemption  price equal to 100%, plus a make-whole premium, and on or after April 15, 2008 at redemption  prices set forth in the  indenture  governing the Senior Notes.
     The  Senior  Notes  are  unconditionally   guaranteed  by  Prestige  Brands
     International,  LLC ("Prestige International"),  a wholly owned subsidiary, and  Prestige  International's  wholly owned  subsidiaries  (other than the issuer).  Each of these  guarantees  is joint  and  several.  There  are no significant  restrictions on the ability of any of the guarantors to obtain
     funds from their subsidiaries.                                                           126,000                126,000
                                                                                      -------------------    -----------------

                                                                                              493,495                495,360
     Current portion of long-term debt                                                         (3,730)                (3,730)
                                                                                      -------------------    -----------------

                                                                                          $   489,765            $   491,630
                                                                                      ===================    =================

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the "Senior Credit Facility") contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. Additionally, the Senior Credit Facility contains provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. The Company was in compliance with its financial and restrictive covenants under the Senior Credit Facility at September 30, 2005.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):



Twelve Months Ending September 30
     2006                                                                       $       3,730
     2007                                                                               3,730
     2008                                                                               3,730
     2009                                                                               3,730
     2010                                                                               3,730
     Thereafter                                                                       474,845
                                                                              -------------------

                                                                                $     493,495
                                                                              ===================



The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides for a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that became effective on August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $2.6 million at September 30, 2005.


8.   Shareholders' Equity

In connection with the Company's IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan ("the Plan"). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. At September 30, 2005, there were 4.9 million shares available for issuance under the Plan.

Pursuant to the provisions of the Plan, on July 29, 2005, each of the Company's four independent members of the Board of Directors received an award of 6,222 shares of common stock in connection with Company's directors' compensation arrangements. Of such amount, 1,778 shares represent a one-time grant of unrestricted shares, while the remaining 4,444 shares represent restricted shares that vest over a two year period.

On August 4, 2005, Frank Palantoni joined the Company as President and Chief Operating Officer. In connection therewith, the Board of Directors granted Mr. Palantoni 30,888 shares of restricted common stock and options to purchase an additional 61,776 shares of common stock at an exercise price of $12.95 per share. The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain performance-based benchmarks.

In September 2005, the Company repurchased 13,000 shares of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements. The average purchase price of the shares was $1.70 per share.


9.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                                  Three Months Ended                        Six Months Ended
                                                     September 30                             September 30
                                         --------------------------------------    -----------------------------------
                                                2005               2004                 2005              2004
                                         --------------------------------------    -----------------------------------
                                                                (Restated)                             (Restated)
Numerator
Net income (loss) available to member
     and common shareholders
                                            $      7,374       $       6,075          $    13,303     $     (4,635)
                                         ======================================    ===================================

Denominator
Denominator for basic earnings per
   share - weighted average shares
                                                  48,791              24,615               48,757           24,563

Dilutive effect of unvested restricted
   common stock issued to employee and
   directors                                       1,158               1,897                1,175               --
                                         --------------------------------------    -----------------------------------

Denominator for diluted earnings per
   share                                          49,949              26,512               49,932           24,563
                                         ======================================    ===================================

Earnings per Common Share:
   Basic                                    $       0.15       $        0.25          $     0.27      $      (0.19)
                                         ======================================    ===================================

   Diluted                                  $       0.15       $        0.23          $     0.27      $      (0.19)
                                         =================== ==================    ================ ==================



Outstanding employee stock options to purchase an aggregate of 61,776 shares of common stock at September 30, 2005 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, would be antidilutive. At September 30, 2005, 1.1 million restricted shares issued to management and employees are unvested.


10.  Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC ("GTCR"), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million. The agreement was terminated in February 2005. During the three month and six month periods ended September 30, 2004, the Company paid the affiliate of GTCR a management fee of $0.9 million and $1.9 million, respectively.

11.  Income Taxes

Income taxes are recorded in the Company's quarterly financial statements based on the Company's estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 39.3% and 38.0% for the three month periods ended September 30, 2005 and 2004, respectively. For the six month periods ended September 30, 2005 and 2004, the effective tax rates were 39.3% and 43.6%, respectively. The increase in the effective tax rate for the three month period ended September 30, 2005 results from the increase in the Company's graduated federal income tax rate from 34% to 35%, due to the formation of the Company in February 2005 and the election to file a consolidated federal income tax return. The difference in the effective tax rates for the six month periods ended September 30, 2005 and 2004 results primarily from the computation of taxes on a separate company basis during the six month period ended September 30, 2004.


12.  Commitments and Contingencies

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company. Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $360,000. The Company had recorded a liability of $308,000 at March 31, 2005, which represented its estimate of the probable liquidated damages. Such estimate was based on historical and expected purchases during the initial three years of the agreement. The Company settled this obligation in August 2005 for an amount slightly in excess of its recorded liability.

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company's subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published "The Arthritis Cure" and "Maximizing the Arthritis Cure" regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books' trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company's motion for summary judgment and dismissed all claims against Pecos and Medtech. The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company's product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005, the Company was served with a complaint in a class action lawsuit filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company's Little Remedies pediatric cough products. The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use. The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo. There is no allegation of physical injury caused by the product or the ingredient. In June 2005, the Company was served in a second class action complaint involving dextromethorphan. The second case, styled Tina Yescavage v. Wyeth was filed in Lee County Florida and similarly involves multiple corporate defendants. Both the Thompson and Yescavage suits were dismissed in September 2005.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (he "Consolidated Action"). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of shareholders of the Company who purchased shares between February 9, 2005 through July 27, 2005. Plaintiffs also name as defendants the underwriters in the Company's initial public offering and a private equity fund that was a selling shareholder in the offering.

The various complaints on file in the Consolidated Action collectively include claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff's generally allege that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter by failing to disclose that demand for certain of the Company's products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The district court has appointed a Lead Plaintiff and ordered it to file a consolidated complaint by December 5, 2005. The Company's management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the Consolidated Action was filed against the same defendants in the Circuit Court of Cook County, Illinois (the "Chicago Action"). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants' anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company's management believes the allegations to be unfounded and will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its financial condition or results of operation.


13.  Concentrations of Risk

The Company's sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and six month periods ended September 30, 2005, approximately 65.0% and 63.4%, respectively, of the Company's total sales were derived from its four major brands while during the three and six month periods ended September 30, 2004, approximately 66.9% and 64.5%, respectively, of the Company's total sales were derived from these four brands. During the three and six month periods ended September 30, 2005, approximately 22.3% and 23.2%, respectively, of the Company's net sales were made to one customer, while during the three and six month periods ended September 30, 2004, 26.8% and 26.3% of net sales were to this customer. At September 30, 2005, approximately 19.6% of accounts receivable were owed by one customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company's inventory and could materially impair the Company's ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company's sales and profitability.

14.  Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments are based on its product lines and consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning. Accordingly, within each reportable segment are operations that have similar economic characteristics, including the nature of their products, production process, type of customer and method of distribution.

There  were no  inter-segment  sales  or  transfers  during  the  periods  ended
September 30, 2005 and 2004. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin. The table below summarizes information about reportable segments (in thousands).


                                                               Quarter Ended September 30, 2005
                                         ------------------------------------------------------------------------------
                                          Over-the-Counter      Personal            Household
                                               Drug               Care               Cleaning            Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                $     40,759           $   7,332           $    25,229         $       73,320
Other revenues                                                                               25                     25
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 40,759               7,332                25,254                 73,345
Cost of sales                                  15,558               4,456                15,535                 35,549
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   25,201               2,876                 9,719                 37,796
Advertising and promotion                       7,127               1,350                 1,740                 10,217
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                      $     18,074           $   1,526           $     7,979                 27,579
                                         ================    ================    ==================
Other operating expenses                                                                                         6,752
                                                                                                       ----------------

Operating income                                                                                                20,827
Other income (expense)                                                                                          (8,671)
Provision for income taxes                                                                                      (4,782)
                                                                                                       ----------------

Net income                                                                                              $        7,374
                                                                                                       ================

                                       29


                                                                  Six Months Ended September 30, 2005
                                         ------------------------------------------------------------------------------
                                         Over-the-Counter       Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                 $    74,148           $  14,588           $    48,012         $   136,748
Other revenues                                                                               50                  50
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 74,148              14,588                48,062             136,798
Cost of sales                                  27,223               8,353                28,922              64,498
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   46,925               6,235                19,140              72,300
Advertising and promotion                      13,266               2,146                 3,510              18,922
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                       $    33,659           $   4,089           $    15,630              53,378
                                         ================    ================    ==================
Other operating expenses                                                                                     14,294
                                                                                                       ----------------

Operating income                                                                                             39,084
Other income (expense)                                                                                      (17,181)
Provision for income taxes                                                                                   (8,600)
                                                                                                       ----------------

Net income                                                                                              $    13,303
                                                                                                       ================



                                                               Quarter Ended September 30, 2004
                                                                          (Restated)
                                         ------------------------------------------------------------------------------
                                          Over-the-Counter      Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                   $  42,707           $   9,678           $    27,547         $    79,932
Other revenues                                                                               26                  26
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 42,707               9,678                27,573              79,958
Cost of sales                                  16,365               4,888                16,688              37,941
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   26,342               4,790                10,885              42,017
Advertising and promotion                      5,798                1,500                 1,151               8,449
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                         $  20,544           $   3,290           $     9,734              33,568
                                         ================    ================    ==================
Other operating expenses                                                                                      6,756
                                                                                                       ----------------

Operating income                                                                                             26,812
Other income (expense)                                                                                      (10,834)
Provision for income taxes                                                                                   (6,076)
                                                                                                       ----------------

Net Income                                                                                              $     9,902
                                                                                                       ================


                                                              Six Months Ended September 30, 2004
                                                                          (Restated)
                                         ------------------------------------------------------------------------------
                                         Over-the-Counter       Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                 $    72,102           $  16,982           $    49,528        $    138,612
Other revenues                                                                              101                 101
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 72,102              16,982                49,629             138,713
Cost of sales                                  29,530               9,119                32,430              71,079
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   42,572               7,863                17,199              67,634
Advertising and promotion                      12,351               3,417                 3,466              19,234
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                       $    30,221           $   4,446           $    13,733              48,400
                                         ================    ================    ==================
Other operating expenses                                                                                     13,966
                                                                                                       ----------------

Operating income                                                                                             34,434
Other income (expense)                                                                                      (29,450)
Provision for income taxes                                                                                   (2,173)
                                                                                                       ----------------

Net income                                                                                              $     2,811
                                                                                                       ================


During the six month periods ended September 2005 and 2004, 97.9% and 97.8%, respectively, of sales were made to customers in the United States and Canada. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At September 30, 2005 and 2004, all of the Company's long-term assets were located in the United States of America and have not been allocated between segments.


16.  Subsequent Events

Effective October 1, 2005, the Company authorized the issuance of 123,377 shares of restricted stock with a fair market value of $12.32 per share, the closing price of the Company's common stock on September 30, 2005, to employees. In the event that an employee terminates his or her employment with the Company prior to October 1, 2008, the vesting date, the shares will be forfeited.

On November 2, 2005, the Company completed the previously announced acquisition of the Chore Boy line of household cleaning products from Reckett Beckiser, Inc. and Reckett Benckiser (Canada) for aggregate consideration of $22.3 million.

On November 9, 2005, the Company completed the acquisition of all of the outstanding membership interests of Dental Concepts, LLC, a marketer of therapeutic oral care products. The purchase price of $30.6 million was funded through the Company's existing bank lines of credit.

                       Prestige Brands International, LLC
                           Consolidated Balance Sheets
                                   (Unaudited)


(In thousands)
                                                                       September 30, 2005          March 31, 2005
                                                                      ---------------------     ----------------------
Assets                                                                                               (Restated)
Current assets
   Cash                                                                 $       27,585           $            5,334
   Accounts receivable                                                          32,552                       35,918
   Inventories                                                                  32,887                       24,833
   Deferred income tax assets                                                    6,682                        5,699
   Prepaid expenses and other current assets                                     3,256                        3,152
                                                                      ---------------------     ----------------------
Total current assets                                                           102,962                       74,936

Property and equipment                                                           1,647                        2,324
Goodwill                                                                       294,731                      294,731
Intangible assets                                                              604,316                      608,613
Other long-term assets                                                          14,718                       15,996
                                                                      ---------------------     ----------------------

Total Assets                                                           $     1,018,374           $          996,600
                                                                      =====================     ======================

Liabilities and Members' Equity
Current liabilities
   Accounts payable                                                    $         22,725          $           21,705
   Accrued liabilities                                                           12,110                      11,589
   Current portion of long-term debt                                              3,730                       3,730
                                                                      ---------------------     ----------------------
Total current liabilities                                                        38,565                      37,024

Long-term debt                                                                  489,765                     491,630
Deferred income tax liabilities                                                  94,759                      85,899
                                                                      ---------------------     ----------------------

Total liabilities                                                               623,089                     614,553
                                                                      ---------------------     ----------------------

Commitments and Contingencies - Note 11

Members' Equity
Contributed capital - Prestige Holdings                                         370,303                     370,277
Accumulated other comprehensive income                                              229                         320
Retained earnings                                                                24,753                      11,450
                                                                      ---------------------     ----------------------
   Total members' equity                                                        395,285                     382,047
                                                                      ---------------------     ----------------------

Total liabilities and members' equity                                  $      1,018,374          $          996,600
                                                                      =====================     ======================


See accompanying notes.

                       Prestige Brands International, LLC
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                             Three Months                               Six Months
                                                          Ended September 30                        Ended September 30
                                                 --------------------------------------   ---------------------------------------
(In thousands)                                          2005                2004                2005                 2004
                                                 -------------------   ----------------   -----------------   -------------------
                                                                         (Restated)                              (Restated)
Revenues
  Net sales                                        $      73,320         $     79,932       $     136,748       $     138,612

  Other revenues                                              25                   26                  50                 101
                                                 -------------------   ----------------   -----------------   -------------------
      Total revenues                                      73,345               79,958             136,798             138,713
                                                 -------------------   ----------------   -----------------   -------------------

Cost of Sales
  Costs of sales                                          35,549               37,941              64,498              71,079
                                                 -------------------   ----------------   -----------------   -------------------
      Gross profit                                        37,796               42,017              72,300              67,634
                                                 -------------------   ----------------   -----------------   -------------------

Operating Expenses
  Advertising and promotion                               10,217                8,449              18,922              19,234
  General and administrative                               4,117                4,502               9,028               9,423
  Depreciation                                               487                  452                 970                 938
  Amortization of intangible assets                        2,148                1,802               4,296               3,605
                                                 -------------------   ----------------   -----------------   -------------------
      Total operating expenses                            16,969               15,205              33,216              33,200
                                                 -------------------   ----------------   -----------------   -------------------

      Operating income                                    20,827               26,812              39,084              34,434
                                                 -------------------   ----------------   -----------------   -------------------

Other income (expense)
  Interest income                                            226                   59                 307                  87
  Interest expense                                        (8,897)             (10,893)            (17,488)            (21,970)
  Loss on extinguishment of debt                              --                   --                  --              (7,567)
                                                 -------------------   ----------------   -----------------   -------------------
      Total other income (expense)                        (8,671)             (10,834)            (17,181)            (29,450)
                                                 -------------------   ----------------   -----------------   -------------------

      Income before provision for
        income taxes                                      12,156               15,978              21,903               4,984

Provision for income taxes                                 4,782                6,076               8,600               2,173
                                                 -------------------   ----------------   -----------------   -------------------
      Net income                                   $       7,374          $     9,902      $       13,303       $       2,811
                                                 ===================   ================   =================   ===================


See accompanying notes.

                       Prestige Brands International, LLC
              Consolidated Statement of Changes in Members' Equity
                            and Comprehensive Income
                       Six Months Ended September 30, 2005
                                   (Unaudited)



                                                 Contributed       Accumulated
                                                   Capital            Other
                                                  Prestige        Comprehensive        Retained
                                                  Holdings            Income           Earnings           Totals
                                               --------------    ----------------    -------------    ---------------
(In thousands)
Balances - March 31, 2005 (Restated)             $   370,277       $       320       $  11,450       $    382,047

Additional costs associated with capital
  contributions from Prestige Brands Holdings            (63)                                                 (63)

Capital contributions from Prestige Brands
  Holdings in connection with compensation
  of officers and directors                              110                                                   110

Repurchase of equity units                               (21)                                                  (21)

Components of comprehensive income
   Net income for the period                                                             13,303             13,303
   Unrealized loss on interest rate cap, net
     of tax benefit of $116                                               (91)                                 (91)
                                                                                                      ---------------
Total Comprehensive Income                                                                                  13,212
                                               --------------    ----------------    -------------    ---------------

Balances - September 30, 2005                     $   370,303       $     229         $   24,753        $   395,285
                                               ==============    ================    =============    ===============


See accompanying notes.

                       Prestige Brands International, LLC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(In thousands)                                                                    Six Months Ended September 30
                                                                             ----------------------------------------
                                                                                   2005                  2004
                                                                             ------------------    ------------------
Operating Activities                                                                                  (Restated)
Net income                                                                      $    13,303          $     2,811
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation and amortization                                                    5,271                4,543
     Deferred income taxes                                                            7,961                8,219
     Amortization of deferred financing costs                                         1,136                1,502
     Stock-based compensation                                                           110                   --
     Loss on extinguishment of debt                                                      --                7,567
     Changes in operating assets and liabilities, net of
       effects of purchases of businesses
       Accounts receivable                                                            3,366               (6,629)
       Inventories                                                                   (8,054)               5,268
       Prepaid expenses and other assets                                               (104)                 442
       Accounts payable                                                               1,020                3,127
       Account payable - related parties                                                 --                1,000
       Accrued expenses                                                                 521               (1,445)
                                                                             ------------------    ------------------
   Net cash provided by operating activities                                         24,530               26,405
                                                                             ------------------    ------------------


Investing Activities
Purchase of equipment                                                                  (297)                (143)
Purchase of business, net of cash acquired                                               --             (373,250)
                                                                             ------------------    ------------------
   Net cash used for investing activities                                              (297)            (373,393)
                                                                             ------------------    ------------------
Financing Activities
Proceeds from the issuance of notes                                                      --              668,512
Payment of deferred financing costs                                                     (33)             (22,922)
Repayment of notes                                                                   (1,865)            (331,673)
Proceeds from capital contributions                                                      --               58,487
Repayment of capital contributions                                                      (21)                  --
Additional costs associated with initial public offering                                (63)                  --
                                                                             ------------------    ------------------
   Net cash provided by (used for) financing activities                              (1,982)             372,404
                                                                             ------------------    ------------------

Increase in cash                                                                     22,251               25,416
Cash - beginning of period                                                            5,334                3,393
                                                                             ------------------    ------------------
Cash - end of period                                                            $    27,585          $    28,809
                                                                             ==================    ==================

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired                             $        --          $   602,774
Fair value of liabilities assumed                                                        --             (229,432)
Purchase price funded with non-cash contributions                                        --                  (92)
                                                                             ------------------    ------------------
Cash paid to purchase business                                                  $        --          $   373,250
                                                                             ==================    ==================

Interest paid                                                                   $    16,408          $    20,468
                                                                             ==================    ==================
Income taxes paid                                                               $       565          $       388
                                                                             ==================    ==================


See accompanying notes.

                       Prestige Brands International, LLC
                   Notes to Consolidated Financial Statements



1.   Business and Basis of Presentation

Nature of Business
Prestige Brands International, LLC, ("Prestige International" or the "Company") is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. ("Prestige Holdings") and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 ("Senior Notes") and the borrower under the senior credit facility consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the "Senior Credit Facility"). Prestige International is a holding company with no assets or operations and is also the parent guarantor of the Senior Notes and Senior Credit Facility. Prestige Holdings and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. This financial information should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005. The Company will file an amended Form 10-K/A to reflect the restatement of the prior period financial statements (see Note 2) as soon as it is practicable.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash is held by one bank located in Wyoming. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing evaluations of customers' financial condition are performed; however, collateral is not required. The Company maintains an allowance for doubtful accounts based on its historical collections experience, as well as its evaluation of current and expected conditions and trends affecting its customers.

Sales Returns
The Company must make estimates of potential future product returns related to current period sales. In order to do this, the Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the Company's allowance for returns in any accounting period. If actual returns are greater than those estimated by management, the Company's financial statements in future periods may be adversely affected.

Inventories
Inventories are stated at the lower of cost or fair value where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

                                         Years
                                    --------------
         Machinery                         5
         Computer equipment                3
         Furniture and fixtures            7

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Intangible Assets
Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

Indefinite lived intangible assets are tested for impairment at least annually, while intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs
The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the effective interest method over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following revenue recognition criteria are met:
(1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured. The Company has determined that the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company's historical experience.

The Company frequently participates in the promotional programs of its customers, as is customary in this industry. The ultimate cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These programs may include coupons, scan downs, temporary price reductions or other price guarantee vehicles. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $6.5 million and $6.4 million for the three month periods ended September 30, 2005 and 2004, respectively, and $12.0 million and $11.4 million for the six month periods ended September 30, 2005 and 2004, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Slotting fees associated with products are recognized as a reduction of sales. Under slotting arrangements, the retailers allow the Company's products to be placed on the stores' shelves in exchange for such fees. Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based Compensation
During the three month period ended September 30, 2005, the Company adopted FASB, Statement No. 123(R), "Share-Based Payment" ("Statement No. 123(R)") with the initial grants of Prestige Brands Holdings restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Prestige Brands Holdings' Long-Term Equity Incentive Plan ("the Plan"). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the vesting period. The Company recorded a non-cash charge of $110,000 during the three month period ended September 30, 2005.

Income Taxes
Income taxes are recorded in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Instruments
FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk. For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which clarifies guidance provided by Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued  Statement of Financial  Accounting  Standards
No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB Opinion No. 20") and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


2.   Restatement of Financial Statements

On November 15, 2005, Prestige Holdings filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") in which it announced that it was restating previously reported financial results for the fiscal years ended March 31, 2003, 2004 and 2005, and the quarterly data for the years ended March 31, 2005 and 2004 included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005 and the financial statements for the quarters ended June 30, 2005 and 2004 included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. The restatement of financial statements by Prestige Holdings has also resulted in a restatement of the financial statements previously issued by the Company.

As a result of a review of certain accounting practices performed in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the preparation of financial statements for the quarter ended September 30, 2005, the Company determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue, the classification of certain trade promotion allowances, and the computation of deferred income taxes.

With respect to revenue recognition, Staff Accounting Bulletin No. 104 sets forth the criteria for revenue recognition, one of which is that risk of loss has passed to the customer. The Company, consistent with its published pricing and shipping terms, has historically recognized revenue upon shipment of product to the customer. Upon closer examination of its shipping practices and terms, the Company determined that it often was unclear when, from a legal standpoint, risk of loss of its products passed to its customers. Accordingly, the Company has concluded that revenue should not be recognized until product is received by its customers (referred to as "FOB destination point"), unless the risk of loss transfers to the customer at the point of shipment. The Company will restate its previously issued financial statements to correct this erroneous application of generally accepted accounting principles. The effects of these adjustments for each fiscal period are reflected in the schedules that follow. These adjustments had no impact on net cash flows provided by or used in operating activities.

With respect to the classification of trade promotions and allowances, Emerging Issues Task Force Issue 01-09 sets forth the criteria for classifying such promotions and allowances as an expense or a reduction of revenue. Upon review, the Company determined that it had incorrectly classified certain promotion and allowance amounts as expense rather than as a reduction of revenue. The Company's restated financial statements will correct these misclassifications. These adjustments do not affect the balance sheet, net income, operating income or cash flows from operations. The effects of these adjustments for each fiscal period are reflected in the schedules that follow.

With respect to the provision for income taxes and related deferred taxes, Statement of Financial Accounting Standards No. 109 sets forth the criteria by which such amounts are to be recognized. During the preparation of its financial statements for the quarter ended September 30, 2005, the Company determined that the increase in deferred income taxes related to the increase in graduated federal income tax rates from 34% to 35% should have been recognized in the period for which it filed its first consolidated federal income tax return. The Company's restated financial statements will recognize this increase in the quarter and year ended March 31, 2005. Previously, the Company had recorded this increase in the three month period ended June 30, 2005. The effect of this adjustment for each fiscal period is reflected in the schedules that follow.





Consolidated Statements of Operations
                                                                        Three Months Ended June 30, 2005
                                           -----------------------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative       Income
 per share data)                                Reported         Recognition       Advertising       Taxes         As Restated
                                           -----------------------------------------------------------------------------------------

Revenues
  Net sales                                  $      63,530       $     1,928       $    (2,030)      $     --      $     63,428
  Other revenues                                        25                                                                   25
                                           -----------------------------------------------------------------------------------------
      Total revenues                                63,555             1,928            (2,030)            --            63,453

Cost of Sales
  Costs of sales                                    28,339               610                                             28,949
                                           -----------------------------------------------------------------------------------------
      Gross profit                                  35,216             1,318            (2,030)            --            34,504
                                           -----------------------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         10,714                21            (2,030)                           8,705
  General and administrative                         4,911                                                                4,911
  Depreciation                                         483                                                                  483
  Amortization of intangible assets                  2,148                                                                2,148
                                           -----------------------------------------------------------------------------------------
      Total operating expenses                      18,256                21            (2,030)            --            16,247
                                           -----------------------------------------------------------------------------------------

      Operating income                              16,960             1,297                --             --            18,257
                                           -----------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                       81                                                                   81
  Interest expense                                  (8,591)                                                              (8,591)
                                           -----------------------------------------------------------------------------------------
      Total other income (expense)                  (8,510)               --                --             --            (8,510)
                                           -----------------------------------------------------------------------------------------

      Income before provision for
        income taxes                                 8,450             1,297                --             --             9,747

Provision for income taxes                           4,443               522                             (1,147)          3,818
                                           -----------------------------------------------------------------------------------------
      Net income                             $       4,007       $       775       $        --      $     1,147        $  5,929
                                           =========================================================================================



Consolidated Statements of Operations
                                                                        Fiscal Year Ended March 31, 2005
                                           -----------------------------------------------------------------------------------------
(In thousands, except                          Previously          Revenue         Cooperative       Income
per share data)                                 Reported         Recognition       Advertising       Taxes         As Restated
                                           -----------------------------------------------------------------------------------------

Revenues
  Net sales                                  $     303,167       $    (5,611)      $    (8,638)      $    --       $    288,918
  Other revenues                                       151                                                                  151
                                           -----------------------------------------------------------------------------------------
      Total revenues                               303,318            (5,611)           (8,638)           --            289,069

Cost of Sales
  Costs of sales                                   141,348            (2,339)                                           139,009
                                           -----------------------------------------------------------------------------------------
      Gross profit                                 161,970            (3,272)           (8,638)           --            150,060
                                           -----------------------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         38,402               (67)           (8,638)                          29,697
  General and administrative                        20,198                                                               20,198
  Depreciation                                       1,899                                                                1,899
  Amortization of intangible assets                  7,901                                                                7,901
                                           -----------------------------------------------------------------------------------------
      Total operating expenses                      68,400               (67)           (8,638)            --            59,695
                                           -----------------------------------------------------------------------------------------

      Operating income                              93,570            (3,205)               --             --            90,365
                                           -----------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                      371                                                                  371
  Interest expense                                 (45,097)                                                             (45,097)
  Loss on extinguishment of debt                   (26,863)                                                             (26,863)
                                           -----------------------------------------------------------------------------------------
      Total other income (expense)                 (71,589)               --                --             --           (71,589)
                                           -----------------------------------------------------------------------------------------

      Income before provision for
        income taxes                                21,981            (3,205)               --             --            18,776

Provision for income taxes                           8,522            (1,113)               --          1,147              8,556
                                           -----------------------------------------------------------------------------------------
      Net income                             $      13,459       $    (2,092)      $        --      $  (1,147)        $   10,220
                                           =========================================================================================

Consolidated Statements of Operations
                                                              Nine Months Ended December 31, 2004
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $     224,831       $    (6,373)      $    (6,828)     $    211,630
  Other revenues                                       126                                                   126
                                           --------------------------------------------------------------------------
      Total revenues                               224,957            (6,373)           (6,828)          211,756

Cost of Sales
  Costs of sales                                   107,889            (3,569)                            104,320
                                           --------------------------------------------------------------------------
      Gross profit                                 117,068            (2,804)           (6,828)          107,436
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         31,340              (110)           (6,828)           24,402
  General and administrative                        15,113                                                15,113
  Depreciation                                       1,395                                                 1,395
  Amortization of intangible assets                  5,753                                                 5,753
                                           --------------------------------------------------------------------------
      Total operating expenses                      53,601              (110)           (6,828)           46,663
                                           --------------------------------------------------------------------------

      Operating income                              63,467            (2,694)               --            60,773
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                      135                                                   135
  Interest expense                                 (34,012)                                              (34,012)
  Loss on extinguishment of debt                    (7,567)                                               (7,567)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (41,444)               --                --           (41,444)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                22,023            (2,694)                             19,329

Provision for income taxes                           8,340              (948)                              7,392
                                           --------------------------------------------------------------------------
      Net income                             $      13,683       $    (1,746)      $        --      $     11,937
                                           ==========================================================================

Consolidated Statements of Operations
                                                             Three Months Ended December 31, 2004
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      75,829       $      (732)      $    (2,079)     $     73,018
  Other revenues                                        25                                                    25
                                           --------------------------------------------------------------------------
      Total revenues                                75,854              (732)           (2,079)           73,043

Cost of Sales
  Costs of sales                                    33,923              (682)                             33,241
                                           --------------------------------------------------------------------------
      Gross profit                                  41,931               (50)           (2,079)           39,802
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                          7,265               (18)           (2,079)            5,168
  General and administrative                         5,690                                                 5,690
  Depreciation                                         457                                                   457
  Amortization of intangible assets                  2,148                                                 2,148
                                           --------------------------------------------------------------------------
      Total operating expenses                      15,560               (18)           (2,079)           13,463
                                           --------------------------------------------------------------------------

      Operating income                              26,371               (32)               --            26,339
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       48                                                    48
  Interest expense                                 (12,042)                                              (12,042)
                                           ------------------- ----------------- ---------------- -------------------
      Total other income (expense)                 (11,994)               --                --           (11,994)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                14,377               (32)                             14,345

Provision for income taxes                           5,230               (12)                              5,218
                                           --------------------------------------------------------------------------
      Net income                             $       9,147       $       (20)      $        --      $      9,127
                                           ==========================================================================

Consolidated Statements of Operations
                                                              Six Months Ended September 30, 2004
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $     149,002       $    (5,641)      $    (4,749)     $    138,612
  Other revenues                                       101                                                   101
                                           --------------------------------------------------------------------------
      Total revenues                               149,103            (5,641)           (4,749)          138,713

Cost of Sales
  Costs of sales                                    73,966            (2,887)                             71,079
                                           --------------------------------------------------------------------------
      Gross profit                                  75,137            (2,754)           (4,749)           67,634
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         24,075               (92)           (4,749)           19,234
  General and administrative                         9,423                                                 9,423
  Depreciation                                         938                                                   938
  Amortization of intangible assets                  3,605                                                 3,605
                                           --------------------------------------------------------------------------
      Total operating expenses                      38,041               (92)           (4,749)           33,200
                                           --------------------------------------------------------------------------

      Operating income                              37,096            (2,662)               --            34,434
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       87                                                    87
  Interest expense                                 (21,970)                                              (21,970)
  Loss on extinguishment of debt                    (7,567)                                               (7,567)
                                           --------------------------------------------------------------------------
      Total other income (expense)
                                                   (29,450)               --                --           (29,450)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 7,646            (2,662)                              4,984

Provision for income taxes                           3,110              (937)                              2,173
                                           --------------------------------------------------------------------------
      Net income                             $       4,536       $    (1,725)      $        --      $      2,811
                                           ==========================================================================

Consolidated Statements of Operations
                                                             Three Months Ended September 30, 2004
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      81,320       $       501       $    (1,889)     $     79,932
  Other revenues                                        26                                                    26
                                           --------------------------------------------------------------------------
      Total revenues                                81,346               501            (1,889)           79,958

Cost of Sales
  Costs of sales                                    37,843                98                              37,941
                                           --------------------------------------------------------------------------
      Gross profit                                  43,503               403            (1,889)           42,017
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         10,304                34            (1,889)            8,449
  General and administrative                         4,502                                                 4,502
  Depreciation                                         452                                                   452
  Amortization of intangible assets                  1,802                                                 1,802
                                           --------------------------------------------------------------------------
      Total operating expenses
                                                    17,060                34            (1,889)           15,205
                                           --------------------------------------------------------------------------

      Operating income                              26,443               369                --            26,812
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       59                                                    59
  Interest expense                                 (10,893)                                              (10,893)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (10,834)               --                --           (10,834)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                15,609               369                              15,978

Provision for income taxes                           5,936               140                --             6,076
                                           --------------------------------------------------------------------------
      Net income                             $       9,673       $       229       $        --      $      9,902
                                           ==========================================================================

Consolidated Statements of Operations
                                                               Three Months Ended June 30, 2004
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      67,682       $    (6,142)      $    (2,860)     $     58,680
  Other revenues                                        75                                                    75
                                           --------------------------------------------------------------------------
      Total revenues                                67,757            (6,142)           (2,860)           58,755

Cost of Sales
  Costs of sales                                    36,123            (2,985)                             33,138
                                           --------------------------------------------------------------------------
      Gross profit                                  31,634            (3,157)           (2,860)           25,617
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         13,771              (126)           (2,860)           10,785
  General and administrative                         4,921                                                 4,921
  Depreciation                                         486                                                   486
  Amortization of intangible assets                  1,803                                                 1,803
                                           --------------------------------------------------------------------------
      Total operating expenses                      20,981              (126)           (2,860)           17,995
                                           --------------------------------------------------------------------------

      Operating income                              10,653            (3,031)                -             7,622
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       28                                                    28
  Interest expense                                 (11,077)                                              (11,077)
  Loss on extinguishment of debt                    (7,567)                                               (7,567)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (18,616)               --                --           (18,616)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                (7,963)           (3,031)                            (10,994)

Income tax benefit                                   2,826             1,076                               3,902
                                           --------------------------------------------------------------------------
      Net loss                               $      (5,137)      $    (1,955)      $        --      $     (7,092)
                                           ==========================================================================

Consolidated Statements of Operations
                                                           Period February 6, 2004 to March 31, 2004
                                                                          (Successor)
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      18,807       $    (1,597)      $      (388)     $     16,822
  Other revenues                                        54                                                    54
                                           --------------------------------------------------------------------------
      Total revenues                                18,861            (1,597)             (388)           16,876

Cost of Sales
  Costs of sales                                    10,023              (672)                              9,351
                                           --------------------------------------------------------------------------
      Gross profit                                   8,838              (925)             (388)            7,525
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                          1,689               (34)             (388)            1,267
  General and administrative                         1,649                                                 1,649
  Depreciation                                          41                                                    41
  Amortization of intangible assets                    890                                                   890
                                           --------------------------------------------------------------------------
      Total operating expenses                       4,269               (34)             (388)            3,847
                                           --------------------------------------------------------------------------

      Operating income                               4,569              (891)               --             3,678
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       10                                                    10
  Interest expense                                  (1,735)                                               (1,735)
                                           --------------------------------------------------------------------------
      Total other income (expense)                  (1,725)               --                --            (1,725)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 2,844              (891)                              1,953

Provision for income taxes                           1,054              (330)                                724
                                           --------------------------------------------------------------------------
      Net income                             $       1,790       $      (561)      $        --      $      1,229
                                           ==========================================================================

Consolidated Statements of Operations
                                                           Period April 1, 2003 to February 5, 2004
                                                                         (Predecessor)
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      68,726       $     1,930       $    (2,587)     $     68,069
  Other revenues                                       333                                                   333
                                           --------------------------------------------------------------------------
      Total revenues                                69,059             1,930            (2,587)           68,402

Cost of Sales
  Costs of sales                                    26,254               601                              26,855
                                           --------------------------------------------------------------------------
      Gross profit                                  42,805             1,329            (2,587)           41,547
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         12,601                47            (2,587)           10,061
  General and administrative                        12,068                                                12,068
  Depreciation                                         247                                                   247
  Amortization of intangible assets                  4,251                                                 4,251
  Loss on forgiveness of related party
     receivable                                      1,404                                                 1,404
                                           --------------------------------------------------------------------------
      Total operating expenses                      30,571                47            (2,587)           28,031
                                           --------------------------------------------------------------------------

      Operating income                              12,234             1,282                --            13,516
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       38                                                    38
  Interest expense                                  (8,195)                                               (8,195)
                                           --------------------------------------------------------------------------
      Total other income (expense)                  (8,157)               --                --            (8,157)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 4,077             1,282                               5,359

Provision for income taxes                           1,684               530                               2,214
                                           --------------------------------------------------------------------------
      Net income                             $       2,393       $       752       $        --      $      3,145
                                           ==========================================================================

Consolidated Statements of Operations
                                                               Fiscal Year Ended March 31, 2003
                                                                         (Predecessor)
                                           --------------------------------------------------------------------------
                                               Previously          Revenue         Cooperative
(In thousands)                                  Reported         Recognition       Advertising       As Restated
                                           --------------------------------------------------------------------------

Revenues
  Net sales                                  $      76,048       $    (1,567)      $    (3,138)     $     71,343
  Other revenues                                       391                                                   391
                                           --------------------------------------------------------------------------
      Total revenues                                76,439            (1,567)           (3,138)           71,734

Cost of Sales
  Costs of sales                                    27,475              (458)                             27,017
                                           --------------------------------------------------------------------------
      Gross profit                                  48,964            (1,109)           (3,138)           44,717
                                           --------------------------------------------------------------------------

Operating Expenses
  Advertising and promotion                         14,274               (20)           (3,138)           11,116
  General and administrative                        12,075                                                12,075
  Depreciation                                         301                                                   301
  Amortization of intangible assets                  4,973                                                 4,973
                                           --------------------------------------------------------------------------
      Total operating expenses                      31,623               (20)           (3,138)           28,465
                                           --------------------------------------------------------------------------

      Operating income                              17,341            (1,089)               --            16,252
                                           --------------------------------------------------------------------------

Other income (expense)
  Interest income                                       59                                                    59
  Interest expense                                  (9,806)                                               (9,806)
  Loss on extinguishment of debt                      (685)                                                 (685)
                                           --------------------------------------------------------------------------
      Total other income (expense)                 (10,432)               --                --           (10,432)
                                           --------------------------------------------------------------------------

      Income before provision for
        income taxes                                 6,909            (1,089)                              5,820

Provision for income taxes                           3,902              (615)               --             3,287
                                           --------------------------------------------------------------------------
      Income from continuing operations              3,007              (474)                              2,533

Discontinued Operations
Loss from operations of discontinued
   Pecos reporting unit, net of tax
   benefit of $1,848                                (3,385)                                               (3,385)

Loss on disposal of Pecos reporting
   unit, net of income tax benefit of
   $1,233                                           (2,259)                                               (2,259)
                                           --------------------------------------------------------------------------

Loss before cumulative effect of change
   in accounting principle                          (2,637)             (474)               --            (3,111)

Cumulative effect of change in
   accounting principle, net of income
   tax benefit of $6,567                           (11,785)                                              (11,785)
                                           --------------------------------------------------------------------------

      Net loss                               $     (14,422)      $      (474)      $        --      $    (14,896)
                                           ==========================================================================



Consolidated Balance Sheet
(In thousands)                                                                           June 30, 2005
                                                                          --------------------------------------------
                                                                             As Previously
Assets                                                                         Reported               As Restated
                                                                          --------------------     -------------------
Current assets
   Cash                                                                     $       13,945           $       13,945
   Accounts receivable                                                              32,489                   26,442
   Inventories                                                                      27,946                   30,589
   Deferred income tax assets                                                        6,965                    6,965
   Prepaid expenses and other current assets                                         4,039                    4,039
                                                                          --------------------     -------------------
Total current assets                                                                85,384                   81,980

Property and equipment                                                               2,043                    2,043
Goodwill                                                                           294,544                  294,731
Intangible assets                                                                  606,465                  606,465
Other long-term assets                                                              14,344                   14,344
                                                                          --------------------     -------------------

Total Assets                                                                $    1,002,780           $      999,563
                                                                          ====================     ===================

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                           $      18,626            $      18,626
   Accrued liabilities                                                               10,705                    9,365
   Current portion of long-term debt                                                  3,730                    3,730
                                                                          --------------------     -------------------
Total current liabilities                                                            33,061                   31,721

Long-term debt                                                                      490,698                  490,698
Deferred income tax liabilities                                                      89,916                   89,916
                                                                          --------------------     -------------------

Total liabilities                                                                   613,675                  612,335
                                                                          --------------------     -------------------

Members' Equity
Contributed capital - Prestige Holdings                                             370,214                  370,214
Accumulated other comprehensive loss                                                   (365)                    (365)
Retained earnings                                                                    19,256                   17,379
                                                                          --------------------     -------------------
   Total members' equity                                                            389,105                  387,228
                                                                          --------------------     -------------------

Total liabilities and members' equity                                       $     1,002,780          $       999,563
                                                                          ====================     ===================



Consolidated Balance Sheet
(In thousands)                                                                          March 31, 2005
                                                                          --------------------------------------------
                                                                             As Previously
Assets                                                                         Reported               As Restated
                                                                          --------------------     -------------------
Current assets
   Cash                                                                     $         5,334          $         5,334
   Accounts receivable                                                               43,893                   35,918
   Inventories                                                                       21,580                   24,833
   Deferred income tax assets                                                         5,699                    5,699
   Prepaid expenses and other current assets                                          3,152                    3,152
                                                                          --------------------     -------------------
Total current assets                                                                 79,658                   74,936

Property and equipment                                                                2,324                    2,324
Goodwill                                                                            294,544                  294,731
Intangible assets                                                                   608,613                  608,613
Other long-term assets                                                               15,996                   15,996
                                                                          --------------------     -------------------

Total Assets                                                                 $    1,001,135           $      996,600
                                                                          ====================     ===================

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                         $        21,705          $        21,705
   Accrued liabilities                                                               13,472                   11,589
   Current portion of long-term debt                                                  3,730                    3,730
                                                                          --------------------     -------------------
Total current liabilities                                                            38,907                   37,024

Long-term debt                                                                      491,630                  491,630
Deferred income tax liabilities                                                      84,752                   85,899
                                                                          --------------------     -------------------

Total liabilities                                                                   615,289                  614,553
                                                                          --------------------     -------------------

Members' Equity
Contributed capital - Prestige Holdings                                             370,277                  370,277
Accumulated other comprehensive income                                                  320                      320
Retained earnings                                                                    15,249                   11,450
                                                                          --------------------     -------------------
   Total members' equity                                                            385,846                  382,047
                                                                          --------------------     -------------------

Total liabilities and members' equity                                       $     1,001,135          $       996,600
                                                                          ====================     ===================

                                       51



Consolidated Balance Sheet
(In thousands)                                                                          March 31, 2004
                                                                          --------------------------------------------
                                                                             As Previously
Assets                                                                         Reported               As Restated
                                                                          --------------------     -------------------
Current assets
   Cash                                                                     $         3,393          $         3,393
   Accounts receivable                                                               15,732                   13,369
   Inventories                                                                        9,748                   10,660
   Deferred income tax assets                                                         1,647                    1,647
   Prepaid expenses and other current assets                                            234                      234
                                                                          --------------------     -------------------
Total current assets                                                                 30,754                   29,303

Property and equipment                                                                  880                      880
Goodwill                                                                             55,594                   55,781
Intangible assets                                                                   236,611                  236,611
Other long-term assets                                                                2,783                    2,783
                                                                          --------------------     -------------------

Total Assets                                                                 $      326,622           $      325,358
                                                                          ====================     ===================

Liabilities and Members' Equity
Current liabilities
   Accounts payable                                                         $         5,281          $         5,281
   Accrued liabilities                                                                7,264                    6,561
   Current portion of long-term debt                                                  2,000                    2,000
                                                                          --------------------     -------------------
Total current liabilities                                                            14,545                   13,842

Long-term debt                                                                      146,694                  146,694
Deferred income tax liabilities                                                      38,874                   38,874
                                                                          --------------------     -------------------

Total liabilities                                                                   200,113                  199,410
                                                                          --------------------     -------------------

Members' Equity
Contributed capital - Prestige Holdings                                             124,719                  124,719
Retained earnings                                                                     1,790                    1,229
                                                                          --------------------     -------------------
   Total members' equity                                                            126,509                  125,948
                                                                          --------------------     -------------------

Total liabilities and members' equity                                       $       326,622          $       325,358
                                                                          ====================     ===================


In addition, the consolidated statements of cash flows for all periods noted above will be restated to reflect the change in net income or loss and accounts receivable, inventory, accrued liabilities and deferred income taxes as discussed above. The restatements did not affect net cash flows from operating, investing or financing activities as previously reported.


3.   Accounts Receivable

The components of accounts receivable consist of the following (in thousands):
                                                                              September 30, 2005      March 31, 2005
                                                                              -------------------    -----------------
                                                                                                        (Restated)

         Accounts receivable                                                      $    33,992            $    36,985
         Other receivables                                                                867                    835
                                                                              -------------------    -----------------
                                                                                       34,859                 37,820
         Less allowances for discounts, returns and
              uncollectible accounts                                                   (2,307)                (1,902)
                                                                              -------------------    -----------------

                                                                                  $    32,552            $    35,918
                                                                              ===================    =================


4.   Inventories

Inventories consist of the following (in thousands):
                                                                              September 30, 2005      March 31, 2005
                                                                              -------------------    -----------------
                                                                                                        (Restated)

         Packaging and raw materials                                              $     4,132            $     3,587
         Finished goods                                                                28,755                 21,246
                                                                              -------------------    -----------------

                                                                                  $    32,887            $    24,833
                                                                              ===================    =================

Inventories are shown net of allowances for obsolete and slow moving inventory of $0.9 million and $1.5 million at September 30, 2005 and March 31, 2005, respectively.


5.   Property and Equipment

Property and equipment consist of the following (in thousands):
                                                                              September 30, 2005      March 31, 2005
                                                                              -------------------    ----------------

         Machinery                                                                $     2,860            $     2,828
         Computer equipment                                                               811                    771
         Furniture and fixtures                                                           573                    515
         Leasehold improvements                                                           340                    173
                                                                              -------------------    ----------------
                                                                                        4,584                  4,287

         Accumulated depreciation                                                      (2,937)                (1,963)
                                                                              -------------------    ----------------

                                                                                  $     1,647            $     2,324
                                                                              ===================    ================

                                       53


6.   Intangible Assets

Intangible assets consist of the following (in thousands):
                                                                             September 30, 2005
                                                        --------------------------------------------------------------
                                                              Gross              Accumulated               Net
                                                              Amount             Amortization             Amount
                                                        -------------------   -------------------    -----------------

         Indefinite lived trademarks                        $   522,346           $        --            $   522,346
                                                        -------------------   -------------------    -----------------

         Amortizable intangible assets
              Trademarks                                         94,900               (13,056)                81,844
              Non-compete agreement                                 158                   (32)                   126
                                                        -------------------   -------------------    -----------------
                                                                 95,058               (13,088)                81,970
                                                        -------------------   -------------------    -----------------

                                                            $   617,404           $   (13,088)           $   604,316
                                                        ===================   ===================    =================


                                                                               March 31, 2005
                                                        --------------------------------------------------------------
                                                              Gross              Accumulated               Net
                                                              Amount             Amortization             Amount
                                                        -------------------   -------------------    -----------------

         Indefinite lived trademarks                        $   522,346           $        --            $   522,346
                                                        -------------------   -------------------    -----------------

         Amortizable intangible assets
              Trademarks                                         94,900                (8,775)                86,125
              Non-compete agreement                                 158                   (16)                   142
                                                        -------------------   -------------------    -----------------
                                                                 95,058                (8,791)                86,267
                                                        -------------------   -------------------    -----------------

                                                            $   617,404           $    (8,791)           $   608,613
                                                        ===================   ===================    =================

At September 30, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Twelve Months Ending September 30
     2006                                                                       $       8,592
     2007                                                                               8,592
     2008                                                                               8,592
     2009                                                                               8,592
     2010                                                                               7,168
     Thereafter                                                                        40,434
                                                                              -------------------

                                                                                $      81,970
                                                                              ===================

                                       54


7.   Long-Term Debt

Long-term debt consists of the following (in thousands):                                September 30, 2005     March 31, 2005
                                                                                        -------------------    -----------------

     Senior  revolving  credit facility  ("Revolving  Credit  Facility"),  which expires on April 6, 2009,  is  available  for maximum  borrowings  of up to
     $60.0  million.  The  Revolving  Credit  Facility  bears  interest  at  the
     Company's  option at either the prime rate plus a variable  margin or LIBOR plus a variable margin.  The variable margin ranges from 0.75% to 2.50% and at September 30, 2005, the interest rate on the Revolving  Credit  Facility was  8.0%  per  annum.  The  Company  is also  required  to pay a  variable commitment fee on the unused portion of the Revolving Credit  Facility.  At
     September 30, 2005,  the  commitment  fee was 0.50% of the unused line. The
     Revolving Credit Facility is  collateralized  by  substantially  all of the
     Company's assets.                                                                   $        --            $        --

     Senior secured term loan facility,  ("Tranche B Term Loan Facility")  bears interest at the  Company's  option at either the prime rate or LIBOR plus a variable  margin of 2.25%.  At  September  30, 2005,  the weighted  average applicable  interest  rate on the Tranche B Term Loan  Facility  was 6.28%.
     Principal payments of $933 and interest are payable quarterly.  In February
     2005,  the Tranche B Term Loan  Facility was amended to increase the amount available  thereunder  by  $200.0  million,  all of which is  available  at
     September 30, 2005.  Current amounts  outstanding  under the Tranche B Term
     Loan Facility mature on April 6, 2011, while amounts  borrowed  pursuant to the  amendment  will  mature on October 6,  2011.  The  Tranche B Term Loan
     Facility is collateralized by substantially all of the Company's assets.                   367,495                369,360

     Senior  Subordinated  Notes  ("Senior  Notes") that bear  interest at 9.25%
     which is payable on April 15th and  October  15th of each year.  The Senior
     Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior  Notes on or prior to April 15,  2008 at a  redemption  price equal to 100% plus a make-whole premium,  and on or after April 15, 2008 at redemption  prices set forth in the  indenture  governing the Senior Notes.
     The  Senior  Notes  are  unconditionally   guaranteed  by  Prestige  Brands
     International,  LLC ("Prestige International"),  a wholly owned subsidiary, and  Prestige  International's  wholly owned  subsidiaries  (other than the issuer).  Each of these  guarantees  is joint  and  several.  There  are no significant  restrictions on the ability of any of the guarantors to obtain
     funds from their subsidiaries.                                                             126,000                126,000
                                                                                         -------------------    -----------------

                                                                                                493,495                495,360
     Current portion of long-term debt                                                           (3,730)                (3,730)
                                                                                         -------------------    -----------------
                                                                                            $   489,765            $   491,630
                                                                                         ===================    =================

                                       55

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the "Senior Credit Facility") contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. Additionally, the Senior Credit Facility contains provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. The Company was in compliance with its financial and restrictive covenants under the Senior Credit Facility at September 30, 2005.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):



Twelve Months Ending September 30
     2006                                                                       $       3,730
     2007                                                                               3,730
     2008                                                                               3,730
     2009                                                                               3,730
     2010                                                                               3,730
     Thereafter                                                                       474,845
                                                                              -------------------

                                                                                $     493,495
                                                                              ===================


The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides for a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that became effective on August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $2.6 million at September 30, 2005.


8.   Shareholders' Equity

In connection with the Prestige Brands Holdings' IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan ("the Plan"). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to employees. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. At September 30, 2005, there were 4.9 million shares available for issuance under the Plan.

Pursuant to the provisions of the Plan, on July 29, 2005, each of the Company's four independent members of the Board of Directors received an award of 6,222 shares of Prestige Brands Holdings' common stock in connection with Company's directors' compensation arrangements. Of such amount, 1,778 shares represent a one-time grant of unrestricted shares, while the remaining 4,444 shares represent restricted shares that vest over a two year period. The benefits, as well as the costs associated with these relationships were contributed to the Company.

On August 4, 2005, Frank Palantoni joined the Company as President and Chief Operating Officer. In connection therewith, the Board of Directors granted Mr. Palantoni 30,888 shares of Prestige Brands Holdings' restricted common stock and options to purchase an additional 61,776 shares of Prestige Brands Holdings' common stock at an exercise price of $12.95 per share. The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain performance-based benchmarks. The benefits, as well as the costs associated with these relationships were contributed to the Company.

In September 2005, the Company repurchased 13,000 shares of Prestige Brands Holdings' restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements. The average purchase price of the shares was $1.70 per share. The benefits associated with these transactions were contributed to the Company.


9.   Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC ("GTCR"), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million. The agreement was terminated in February 2005. During the three month and six month periods ended September 30, 2004, the Company paid the affiliate of GTCR a management fee of $0.9 million and $1.9 million, respectively.


10.  Income Taxes

Income taxes are recorded in the Company's quarterly financial statements based on the Company's estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 39.3% and 38.0% for the three month periods ended September 30, 2005 and 2004, respectively. For the six month periods ended September 30, 2005 and 2004, the effective tax rates were 39.3% and 43.6%, respectively. The increase in the effective tax rate for the three month period ended September 30, 2005 results from the increase in the Company's graduated federal income tax rate from 34% to 35% due to the formation of Prestige Holdings in February 2005 and the election to file a consolidated federal income tax return. The difference in the effective tax rates for the six month periods ended September 30, 2005 and 2004 results primarily from the computation of taxes on a separate company basis during the six month period ended September 30, 2004.


11.  Commitments and Contingencies

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company. Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $360,000. The Company had recorded a liability of $308,000 at March 31, 2005, which represented its estimate of the probable liquidated damages. Such estimate was based on historical and expected purchases during the initial three years of the agreement. The Company settled this obligation in August 2005 for an amount slightly in excess of its recorded liability.

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company's subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published "The Arthritis Cure" and "Maximizing the Arthritis Cure" regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books' trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company's motion for summary judgment and dismissed all claims against Pecos and Medtech. The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company's product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005, the Company was served with a complaint in a class action lawsuit filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company's Little Remedies pediatric cough products. The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use. The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo. There is no allegation of physical injury caused by the product or the ingredient. In June 2005, the Company was served in a second class action complaint involving dextromethorphan. The second case, styled Tina Yescavage v. Wyeth was filed in Lee County Florida and similarly involves multiple corporate defendants. Both the Thompson and Yescavage suits were dismissed in September 2005.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (he "Consolidated Action"). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of shareholders of the Company who purchased shares between February 9, 2005 through July 27, 2005. Plaintiffs also name as defendants the underwriters in the Company's initial public offering and a private equity fund that was a selling shareholder in the offering.

The various complaints on file in the Consolidated Action collectively include claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff's generally allege that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter by failing to disclose that demand for certain of the Company's products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The district court has appointed a Lead Plaintiff and ordered it to file a consolidated complaint by December 5, 2005. The Company's management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the Consolidated Action was filed against the same defendants in the Circuit Court of Cook County, Illinois (the "Chicago Action"). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants' anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company's management believes the allegations to be unfounded and will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its financial condition or results of operation.

12.  Concentrations of Risk

The Company's sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and six month periods ended September 30, 2005, approximately 65.0% and 63.4%, respectively, of the Company's total sales were derived from its four major brands while during the three and six month periods ended September 30, 2004, approximately 66.9% and 64.5%, respectively, of the Company's total sales were derived from these four brands. During the three and six month periods ended September 30, 2005, approximately 22.3% and 23.2%, respectively, of the Company's net sales were made to one customer, while during the three and six month periods ended September 30, 2004, 26.8% and 26.3% of net sales were to this customer. At September 30, 2005, approximately 19.6% of accounts receivable were owed by one customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company's inventory and could materially impair the Company's ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company's sales and profitability.


13.  Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments are based on its product lines and consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning. Accordingly, within each reportable segment are operations that have similar economic characteristics, including the nature of their products, production process, type of customer and method of distribution.

There  were no  inter-segment  sales  or  transfers  during  the  periods  ended
September 30, 2005 and 2004. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin. The table below summarizes information about reportable segments (in thousands).



                                                               Quarter Ended September 30, 2005
                                         ------------------------------------------------------------------------------
                                        Over-the-Counter        Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                $     40,759           $   7,332           $    25,229         $       73,320
Other revenues                                                                               25                     25
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 40,759               7,332                25,254                 73,345
Cost of sales                                  15,558               4,456                15,535                 35,549
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   25,201               2,876                 9,719                 37,796
Advertising and promotion                       7,127               1,350                 1,740                 10,217
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                      $     18,074           $   1,526           $     7,979                 27,579
                                         ================    ================    ==================
Other operating expenses                                                                                         6,752
                                                                                                       ----------------

Operating income                                                                                                20,827
Other income (expense)                                                                                          (8,671)
Provision for income taxes                                                                                      (4,782)
                                                                                                       ----------------

Net income                                                                                              $        7,374
                                                                                                       ================


                                                                  Six Months Ended September 30, 2005
                                         ------------------------------------------------------------------------------
                                         Over-the-Counter       Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                 $    74,148           $  14,588           $    48,012         $   136,748
Other revenues                                                                               50                  50
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 74,148              14,588                48,062             136,798
Cost of sales                                  27,223               8,353                28,922              64,498
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   46,925               6,235                19,140              72,300
Advertising and promotion                      13,266               2,146                 3,510              18,922
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                       $    33,659           $   4,089           $    15,630              53,378
                                         ================    ================    ==================
Other operating expenses                                                                                     14,294
                                                                                                       ----------------

Operating income                                                                                             39,084
Other income (expense)                                                                                      (17,181)
Provision for income taxes                                                                                   (8,600)
                                                                                                       ----------------

Net income                                                                                              $    13,303
                                                                                                       ================

                                       60


                                                               Quarter Ended September 30, 2004
                                                                          (Restated)
                                         ------------------------------------------------------------------------------
                                         Over-the-Counter       Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                   $  42,707           $   9,678           $    27,547         $    79,932
Other revenues                                                                               26                  26
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 42,707               9,678                27,573              79,958
Cost of sales                                  16,365               4,888                16,688              37,941
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   26,342               4,790                10,885              42,017
Advertising and promotion                       5,798                1,500                 1,151               8,449
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                         $  20,544           $   3,290           $     9,734              33,568
                                         ================    ================    ==================
Other operating expenses                                                                                      6,756
                                                                                                       ----------------

Operating income                                                                                             26,812
Other income (expense)                                                                                      (10,834)
Provision for income taxes                                                                                   (6,076)
                                                                                                       ----------------

Net Income                                                                                              $     9,902
                                                                                                       ================


                                                              Six Months Ended September 30, 2004
                                                                          (Restated)
                                         ------------------------------------------------------------------------------
                                        Over-the-Counter        Personal            Household
                                               Drug               Care               Cleaning           Consolidated
                                         ----------------    ----------------    ------------------    ----------------

Net sales                                 $    72,102           $  16,982           $    49,528        $    138,612
Other revenues                                                                              101                 101
                                         ----------------    ----------------    ------------------    ----------------

Total revenues                                 72,102              16,982                49,629             138,713
Cost of sales                                  29,530               9,119                32,430              71,079
                                         ----------------    ----------------    ------------------    ----------------

Gross profit                                   42,572               7,863                17,199              67,634
Advertising and promotion                      12,351               3,417                 3,466              19,234
                                         ----------------    ----------------    ------------------    ----------------

Contribution margin                       $    30,221           $   4,446           $    13,733              48,400
                                         ================    ================    ==================
Other operating expenses                                                                                     13,966
                                                                                                       ----------------

Operating income                                                                                             34,434
Other income (expense)                                                                                      (29,450)
Provision for income taxes                                                                                   (2,173)
                                                                                                       ----------------

Net income                                                                                              $     2,811
                                                                                                       ================

During the six month periods ended September 2005 and 2004, 97.9% and 97.8%, respectively, of sales were made to customers in the United States and Canada. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At September 30, 2005 and 2004, all of the Company's long-term assets were located in the United States of America and have not been allocated between segments.

14.  Subsequent Events

Effective October 1, 2005, Prestige Brands Holdings authorized the issuance of 123,377 shares of restricted stock with a fair market value of $12.32 per share, the closing price of its common stock on September 30, 2005, to employees of its operating subsidiaries. In the event that an employee terminates his or her employment with such operating subsidiary prior to October 1, 2008, the vesting date, the shares will be forfeited.

On November 2, 2005, the Prestige Brands Holdings completed the previously announced acquisition of the Chore Boy line of household cleaning products from Reckett Beckiser, Inc. and Reckett Benckiser (Canada) for aggregate consideration of $22.3 million.

On November 9, 2005, the Prestige Brands Holdings completed the acquisition of all of the outstanding membership interests of Dental Concepts, LLC, a marketer of therapeutic oral care products. The purchase price of $30.6 million was funded through the Company's existing bank lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, as the indirect holding company of Prestige Brands International, LLC ("Prestige International") does not conduct ongoing business operations. As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige International is identical for the purposes of the discussion of operating results in Management's Discussion and Analysis of Financial Condition and Results of Operations. Prestige International is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. and the parent company of Prestige Brands, Inc., the issuer of our 9.25% senior subordinated notes due 2012 ("Senior Notes") and the borrower under the senior credit facility, consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the "Senior Credit Facility"). Prestige International is also the parent guarantor of the obligations.

This document should be read in conjunction with the Management's Discussion and Analysis section of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, as well as the Company's Current Report on Form 8-K filed on November 15, 2005. All items within Management's Discussion and Analysis that were affected by the restatement of prior period financial statements (see Note 2) have been appropriately restated.

General
We sell well-recognized, brand name over-the-counter drug, household cleaning and personal care products. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies. While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered "non-core" by their previous owners and did not benefit from the focus of senior level management or strong marketing support. We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

In February 2005, we raised $448.0 million through an initial public offering of 28,000,000 shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters' discounts and commissions and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), to redeem $84.0 million in aggregate principal amount of our existing 9.25% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005), to repurchase an aggregate of 4,397,950 shares of our common stock held by the GTCR funds and the TCW/Crescent funds for $30.2 million, and to contribute $199.8 million to Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4,200,000 shares by the selling stockholders as a result of the underwriters exercising their over-allotment options.

Restatement of Prior Period Financial Statements

As a result of a review of certain accounting practices performed in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the preparation of the financial statements for the quarter ended September 30, 2005, the Company determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue, the classification of certain trade promotion allowances, the computation of deferred income taxes, and the computation of earnings per share.

With respect to revenue recognition, Staff Accounting Bulletin No. 104 sets forth the criteria for revenue recognition, one of which is that risk of loss has passed to the customer. The Company, consistent with its published pricing and shipping terms, has historically recognized revenue upon shipment of product to the customer. Upon closer examination of its shipping practices and terms, the Company determined that it often was unclear when, from a legal standpoint, risk of loss of its products passed to its customers. Accordingly, the Company has concluded that revenue should not be recognized until product is received by its customers (referred to as "FOB destination point"), unless the risk of loss transfers to the customer at the point of shipment. The Company will restate its previously issued financial statements to correct this erroneous application of generally accepted accounting principles. The effects of these adjustments for each fiscal period are reflected in the schedules as set forth in Note 2 to the financial statements.

With respect to the classification of trade promotions and allowances, Emerging Issues Task Force Issue 01-09 sets forth the criteria for classifying such promotions and allowances as an expense or a reduction of revenue. Upon review, the Company determined that it had incorrectly classified certain promotion and allowance amounts as expense rather than as a reduction of revenue. The Company's restated financial statements will correct these misclassifications. These adjustments do not affect the balance sheet, net income, operating income or cash flows from operations. The effects of these adjustments for each fiscal period are reflected in the schedules as set forth in Note 2 to the financial statements.

With respect to the provision for income taxes and related deferred taxes, Statement of Financial Accounting Standards No. 109 sets forth the criteria by which such amounts are to be recognized. During the preparation of the financial statements for the quarter ended September 30, 2005, the Company determined that the increase in the deferred income taxes related to the increase in graduated federal income tax rates from 34% to 35% should have been recognized in the period in which it filed its first consolidated federal income tax return. The Company's restated financial statements will recognize this increase in the quarter and year ended March 31, 2005. Previously, the Company had recorded this increase in the three month period ended June 30, 2005. The effect of this adjustment for each fiscal period is reflected in the schedules as set forth in
Note 2 to the financial statements.


With respect to earnings per share, Statement of Financial Accounting Standards No. 128 sets forth the criteria for computing basic and diluted earnings per share. Upon examination of its earnings per share calculations, the Company determined that certain issued and outstanding, but unvested, shares held by management were improperly reflected in the earnings per share computations. The effects of these adjustments for each fiscal period are reflected in the schedules as set forth in Note 2 to the financial statements.


Quarterly Period Ended September 30, 2005 compared to the Quarterly
   Period Ended September 30, 2004

Net Sales
Net sales for the period ended September 30, 2005 were $73.3 million compared to $79.9 million for the comparable period of the prior year. This represented a decrease of $6.6 million or 9.0% from the prior period. All three operating segments experienced sales declines during the period. The Over-the-Counter Drug segment had net sales of $40.8 million for the period ended September 30, 2005, a decrease of $1.9 million, or 4.6% below net sales of $42.7 million for the period ended September 30, 2004. The Household Cleaning segment had net sales of $25.2 million for the period ended September 30, 2005, a decrease of $2.3 million, or 8.4% below net sales of $27.5 million for the period ended September 30, 2004. The Personal Care segment had net sales of $7.3 million for the period ended September 30, 2005, a decrease of $2.3 million, or 24.2% below net sales of $9.7 million for the period ended September 30, 2004.

Over-the-Counter Drug Segment
Net sales in the Over-the-Counter Drug segment were $40.8 million for the period ended September 30, 2005 versus $42.7 million for the comparable period of the prior year. This represented a decrease of $1.9 million or 4.6% from the prior period. The sales decrease was the result of declines in Compound W and New Skin partially offset by Little Remedies, which is not included in the September 30, 2004 results, and gains on Chloraseptic. The decline in Compound W is primarily a result of continued softness in the retail wart remover category and increased competition. The decline in New Skin is a result of the contraction in sales in the retail liquid bandage category. The Little Remedies brand was acquired in the Vetco acquisition in October 2004. The Chloraseptic gains are a result of continued strong retail consumer consumption and introduction of new items during the period.

Personal Care Segment
Net sales of the Personal Care segment were $7.3 million for the period ended September 30, 2005 versus $9.7 million for the comparable period of the prior year. This represented a decrease of $2.3 million or 24.2% from the prior period. The sales decrease is a result of the continued decline of the nail polish remover category on Cutex and Denorex brand's continued decline in consumer consumption.

Household Cleaning Segment
Net sales of the Household Cleaning segment were $25.2 million for the period ended September 30, 2005 versus $27.5 million for the comparable period of the prior year. This represented a decrease of $2.3 million or 8.4% from the prior period. The sales decrease was primarily a result of declines on the Comet brand. The decrease in Comet sales is largely attributable to the discontinuance of the Clean & Flush toilet bowl product during 2004 and a one-time inventory level adjustment by a large customer. Retail movement on the core Comet product line - powder, sprays and cream - continued to strengthen during the period. The Spic and Span brand was down slightly from last year's second quarter.

Gross Profit
Gross profit for the period ended September 30, 2005 was $37.8 million compared to $42.0 million for the comparable period of the prior year. This represented a decrease of $4.2 million or 10.0% from the prior period. The decrease in gross profit is primarily a result of the sales shortfall. Gross profit as a percent of sales was 51.5% for the period ended September 30, 2005 versus 52.5% for the comparable period of the prior year. The decrease in gross profit percentage is a result of higher transportation costs and $0.3 million of costs related to the Company's change to a new logistics provider during the quarter. Those increases were partially offset by favorable sales mix to higher gross margin brands.

Over-the-Counter Drug Segment
Gross profit of the Over-the-Counter segment was $25.2 million for the period ended September 30, 2005 versus $26.3 million for the comparable period of the prior year. This represented a decrease of $1.1 million or 4.3% from the prior period. Gross profit as a percent of sales was 61.8% for the period ended September 30, 2005 versus 61.7% for the comparable period of the prior year. The increase in gross profit percentage is a result of favorable sales mix partially offset by increased transportation and warehouse costs. Compound W Freeze-off has a lower gross profit percentage than the average product in the Over-the-Counter Drug segment and a smaller proportion of the sales in the period ended September 30, 2005 than in the comparable period of the prior year.

Personal Care Segment
Gross profit of the personal care segment was $2.9 million for the period ended September 30, 2005 versus $4.8 million for the comparable period of the prior year. This represented a decrease of $1.9 million or 40.0% from the prior period. Gross profit as a percent of sales was 39.2% for the period ended September 30, 2005 versus 49.5% for the comparable period of the prior year. The gross profit decrease is due to the sales shortfall, increased costs of goods, higher transportation costs and cost related to warehouse relocation. The increased cost of goods is primarily a result of higher petroleum prices related to the Cutex product line and higher costs associated with the increased value size for Denorex which was introduced last fall.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $9.7 million for the period ended September 30, 2005 versus $10.9 million for the comparable period of the prior year. This represented a decrease of $1.2 million or 10.7% from the prior period. The decrease in gross profit is primarily a result of the sales shortfall. Gross profit as a percent of sales was 38.5% for the period ended September 30, 2005 versus 39.5% for the comparable period of the prior year as a result of increased transportation costs.

Contribution Margin
Contribution margin was $27.6 million for the period ended September 30, 2005 versus $33.6 million for the comparable period of the prior year. This represented a decrease of $6.0 million or 17.8% from the prior period. The contribution margin decrease is a result of lower sales and gross margin as discussed above and a $1.8 million increase in advertising and promotion spending in the period ended September 30, 2005 versus the same period in the prior year.

Over-the-Counter Drug Segment
Contribution margin of the Over-the-Counter drug segment was $18.1 million for the period ended September 30, 2005 versus $20.5 million for the comparable period of the prior year. The contribution margin decrease is a result of the gross profit decline as discussed above and a $1.3 million increase in advertising and promotion spending in the period ended September 30, 2005 versus the same period of the prior year. Advertising and promotion spending increased during the period ended September 30, 2005 on Chloraseptic, Clear Eyes, Compound W, New Skin and Little Remedies compared to the period ended September 30, 2004.

Personal Care Segment
Contribution margin of the personal care segment was $1.5 million for the period ended September 30, 2005 versus $3.3 million for the comparable period of the prior year. This represented a decrease of $1.8 million or 53.6% from the prior period. The contribution margin decrease is a result of the gross profit decline discussed above, partially offset by a $0.1 million reduction in advertising and promotion spending in the period ended September 30, 2005 versus the same period of the prior year.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $8.0 million for the period ended September 30, 2005 versus $9.7 million for the comparable period of the prior year. This represented a decrease of $1.7 million or 18.0% from the prior period. The contribution margin decrease is a result of the gross profit decline as discussed above and a $0.5 million increase in advertising and promotion spending in the period ended September 30, 2005 versus the same period of the prior year. The increased advertising and promotion is primarily related to Comet media spending.

General and Administrative
General and administrative expenses were $4.1 million for the period ended September 30, 2005 versus $4.5 million for the comparable period of the prior year. Synergies achieved with the Medtech, Bonita Bay and Spic and Span acquisitions were partially offset by an increase in costs associated with being a public company, including, Sarbanes-Oxley reporting compliance, regulatory filings and legal fees.

Depreciation and Amortization
Depreciation and amortization expense was $2.6 million for the period ended September 30, 2005 versus $2.3 million for the comparable period of the prior year. The increase was due to amortization of intangible assets related to the Vetco acquisition.

Interest Expense, net
Net interest expense was $8.7 million for the period ended September 30, 2005 versus $10.8 million for the comparable period of the prior year. This represented a decrease of $2.1 million or 20.0% from the prior period. The
decrease  in  interest   expense  is  due  to  the  reduction  of   indebtedness
outstanding.

Income Taxes
The income tax provision for the period ended September 30, 2005 was $4.8 million, with an effective rate of 39.3%, compared to $6.1 million, with an effective rate of 38.0% for period ended September 30, 2004. The increase in effective tax rate is primarily the result of an increase in the graduated federal income tax rate from 34% to 35%, effective March 31, 2005.

Six Month Period Ended September 30, 2005 compared to the Six Month
   Period Ended September 30, 2004

Net Sales
Net sales for the six month period ended September 30, 2005 were $136.8 million compared to $138.7 million for the comparable period of the prior year. This represented a decrease of $1.9 million or 1.4% from the prior period. The Over-the-Counter Drug segment had net sales of $74.1 million for the six month period ended September 30, 2005, an increase of $2.0 million, or 2.8% above net sales of $72.1 million for the six month period ended September 30, 2004. The Household Cleaning segment had net sales of $48.1 million for the six month period ended September 30, 2005, a decrease of $1.5 million, or 3.2% below net sales of $49.6 million for the six month period ended September 30, 2004. The Personal Care segment had net sales of $14.6 million for the six month period ended September 30, 2005, a decrease of $2.4 million, or 14.1% below net sales of $17.0 million for the six month period ended September 30, 2004.

Over-the-Counter Drug Segment
Net sales in the Over-the-Counter Drug segment were $74.1 million for the six month period ended September 30, 2005 versus $72.1 million for the comparable period of the prior year. This represented an increase of $2.0 million or 2.8% from the prior period. The sales increase resulted from year-over-year sales gains for the Chloraseptic and Clear Eyes brands and the addition of Little Remedies in fiscal year 2006 compared to no sales the prior year (Little Remedies was acquired in October 2004) partially offset by a decline in sales of Compound W. The decline in Compound W is primarily a result of softness in the retail wart remover category and increased competition. The decline in New Skin is a result of the drop in sales in the retail liquid bandage category. The Little Remedies brand was acquired in the Vetco acquisition in October 2004. The Chloraseptic and Clear Eyes gains are a result of continued strong retail consumer consumption during the period.

Personal Care Segment
Net sales of the Personal Care segment were $14.6 million for the six month period ended September 30, 2005 versus $17.0 million for the comparable period of the prior year. This represented a decrease of $2.4 million or 14.1% from the prior period. The sales decrease is primarily attributable to the Denorex brand's continued decline in consumer consumption and lower Cutex sales due to softness in the nail polish remover category.

Household Cleaning Segment
Net sales of the Household Cleaning segment were $48.1 million for the six month period ended September 30, 2005 versus $49.6 million for the comparable period of the prior year. This represented a decrease of $1.5 million or 3.2% from the prior period. The sales decrease was the result of declines in both household brands - Comet and Spic and Span. The decrease in Comet sales is largely attributable to the discontinuance of the Clean & Flush toilet bowl product during 2004 and a one-time inventory level adjustment by a large customer during the period ended September 30, 2005. Retail movement for the on-going Comet product line - powder, sprays and cream - continued to strengthened during the period.

Gross Profit
Gross profit for the six month period ended September 30, 2005 was $72.3 million compared to $67.6 million for the comparable period of the prior year. This represented an increase of $4.7 million or 6.9% from the prior period. The six month period ended September 30, 2004 included inventory step-up costs associated with the acquisitions of the businesses of approximately $5.2 million. Excluding costs associated with the inventory step-up in the period ended September 30, 2004, gross profit decreased by $0.6 million or 0.8% for the six month period ended September 30, 2005. The decrease in gross profit is primarily a result of the sales shortfall. Gross profit as a percent of sales was 52.9% for the six month period ended September 30, 2005 versus 48.8% for the comparable period of the prior year. Excluding the inventory step-up charge, gross profit in the prior year period was 52.5%. The increase in gross profit percentage is primarily a result of a favorable sales mix partially offset by higher transportation costs..

Over-the-Counter Drug Segment
Gross profit for the Over-the-Counter segment was $46.9 million for the six month period ended September 30, 2005 versus $42.6 million for the comparable period of the prior year. This represented an increase of $4.3 million or 10.1% from the prior period. Excluding $2.6 million of cost associated with the inventory step-up in the six month period ended September 30, 2004, gross profit increased by $1.7 million or 3.8% for the six month period ended September 30, 2005. Gross profit as a percent of sales was 63.3% for the six month period ended September 30, 2005 versus 59.0% for the comparable period of the prior year. Excluding the inventory step up charge, gross profit in the prior period was 62.6%. The increase in gross profit as a percent of sales, excluding cost of inventory step-up, was due to favorable sales mix, partially offset by higher transportation costs. Compound W Freeze-off has a lower gross profit percentage than the average product in the Over-the-Counter Drug segment and a smaller proportion of the sales in the six month period ended September 30, 2005 than in the comparable period of the prior year.

Personal Care Segment
Gross profit of the personal care segment was $6.2 million for the six month period ended September 30, 2005 versus $7.8 million for the comparable period of the prior year. This represented a decrease of $1.6 million or 20.7% from the prior period. Excluding $0.2 million of costs associated with the inventory step-up in the six month period ended September 30, 2004, gross profit decreased by $1.8 million or 23.1% for the six month period ended September 30, 2005. The gross profit decrease is primarily due to the sales shortfall. Gross profit as a percent of sales was 42.7% for the six month period ended September 30, 2005 versus 46.3% for the comparable period of the prior year. Excluding the inventory step-up charge, gross profit in the prior year period was 47.8%. The gross profit decrease is due to the sales shortfall, increased costs of goods and higher transportation costs. The increased cost of goods is primarily a result of higher petroleum prices related to the Cutex product line and the higher cost value size for Denorex which was introduced last fall.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $19.1 million for the six month period ended September 30, 2005 versus $17.2 million for the comparable period of the prior year. This represented an increase of $1.9 million or 11.3% from the prior period. Excluding $2.4 million of costs associated with the inventory step-up in the six month period ended September 30, 2004, gross profit decreased by $0.5 million or 2.4% for the six month period ended September 30, 2005. The decrease in gross profit is a result of the sales shortfall, partially offset by improved gross profit as a percent of sales due to discontinuance of the lower margin Clean & Flush toilet bowl product and sales of certain obsolete Spic and Span inventory. Gross profit as a percent of sales was 39.8% for the period ended September 30, 2005 versus 34.7% for the comparable period of the prior year. Excluding the inventory step-up charge, gross profit in the prior year period was 39.5%.

Contribution Margin
Contribution margin was $53.4 million for the six month period ended September 30, 2005 versus $48.4 million for the comparable period of the prior year. This represented an increase of $5.0 million or 10.3% from the prior period.

Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $0.2 million or 0.5% for the six month period ended September 30, 2005 versus the comparable period of the prior year. The contribution margin decrease is a result of lower sales and gross margin as discussed above and a $0.3 million reduction in advertising and promotion spending in the six month period ended September 30, 2005 versus the same period in the prior year.

Over-the-Counter Drug Segment
Contribution margin for the Over-the-Counter drug segment was $33.6 million for the six month period ended September 30, 2005 versus $30.2 million for the comparable period of the prior year. Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $0.8 million or 2.6% for the six month period ended September 30, 2005 versus the comparable period of the prior year. The contribution margin increase is a result of the increase in sales and gross profit discussed above and partially offset by $0.9 million increase in advertising and promotion spending in the six month period ended September 30, 2005 versus the same period of the prior year. Advertising and promotion increased during the period primarily on Clear Eyes for Dry Eyes and Compound W partially offset by a Chloraseptic media test program aimed at the allergy season in the six month period ended September 30, 2004 which was not repeated in the period ended September 30, 2005.

Personal Care Segment
Contribution margin for the personal care segment was $4.1 million for the six month period ended September 30, 2005 versus $4.4 million for the comparable period of the prior year. This represented a decrease of $0.4 million or 8.0% from the prior period. Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $0.6 million. The contribution margin decrease is a result of lower sales and gross margin as discussed above partially offset by a $1.3 million reduction in advertising and promotion spending in the six month period ended September 30, 2005. The reduction in advertising and promotion was primarily a result of a shift in Cutex advertising from television to print media.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $15.6 million for the six month period ended September 30, 2005 versus $13.7 million for the comparable period of the prior year. This represented an increase of $1.9 million or 13.8% from the prior period. Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $0.5 million or 3.2% for the six month period ended September 30, 2005 versus the comparable period of the prior year. The contribution margin decrease is a result of lower sales and gross margin as discussed above. Advertising and promotion spending was flat in the six month period end September 30, 2005 from the comparable period of the prior year.

General and Administrative
General and administrative expenses were $9.0 million for the six month period ended September 30, 2005 versus $9.4 million for the comparable period of the prior year. Synergies achieved with the integration of the Medtech, Bonita Bay and Spic and Span acquisitions were partially offset by an increase in costs associated with being a public company, including, Sarbanes-Oxley reporting compliance, regulatory filings and legal fees. The six month period ended September 30, 2005 includes additional expenses associated with adding the Little Remedies brand in the Vetco acquisition that was completed in October 2004.

Depreciation and Amortization
Depreciation and amortization expense was $5.3 million for the six month period ended September 30, 2005 versus $4.5 million for the comparable period of the prior year. The increase was due to amortization of intangible assets related to the Vetco acquisition.

Interest Expense, net
Net interest expense was $17.2 million for the six month period ended September 30, 2005 versus $29.5 million for the comparable period of the prior year. This represented a decrease of $12.3 million or 21.5% from the prior period. The
decrease  in  interest   expense  is  due  to  the  reduction  of   indebtedness
outstanding.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0 for the six month period ended September 30, 2005 versus $7.6 million for the comparable period of the prior year. The $7.6 million for the six month period ended September 30, 2004 related to the write-off of deferred financing costs and debt discounts associated with the borrowings retired in connection with the Bonita Bay acquisition.

Income  Taxes
The income tax provision for the six month period ended September 30, 2005 was $8.6 million, with an effective rate of 39.3%, compared to $2.2 million, with an effective rate of 43.6% for the six month period ended September 30, 2004. The difference in the effective tax rates for the six month periods ended September 30, 2005 and 2004 results primarily from the computation of taxes on a separate company basis during the six month period ended September 30, 2004.


Liquidity and Capital Resources
We have historically financed our operations with a combination of internally generated funds and borrowings. In February 2005, we completed an initial public offering that provided the Company with net proceeds of $416.8 million which were used to repay $184.0 million of indebtedness, to repurchase common stock held by the GTCR funds and the TCW/Crescent funds, and to redeem all of the outstanding senior preferred units and class B preferred units held by previous investors. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital, and capital expenditures.

Net cash provided by operating activities was $24.5 million for period ended September 30, 2005 compared to $26.4 million for comparable period of the prior year. The $1.9 million increase was primarily due to net income of $13.3 million, adjusted for non-cash items of $14.5 million in 2005, compared to net income of $2.8 million, adjusted for non-cash items of $21.8 million for the period ended September 30, 2004, offset by working capital changes. Working capital increased by $3.3 million for period ended September 30, 2005, primarily due to an increase in inventory of $8.1 million as a result of the build-up of Chloraseptic and Little Remedies inventory in advance of the cold and flu season, as well as higher than normal inventory levels of Compound W resulting from the sales shortfall during the period, offset by a decrease in accounts receivable of $3.4 million and increase in accounts payable and accrued expenses of $1.5 million.

Net cash used in investing activities was $0.3 million for period ended September 30, 2005 compared to net cash used of $373.4 million for the comparable period of the prior year. The net cash used in investing activities for the September 30, 2005 period was primarily a result of leasehold improvements on the Company's Irvington, New York offices. The net cash used in investing activities for the period ended June 30, 2004 was for the acquisition of Bonita Bay on April 6, 2004.

Net cash used in financing activities was $2.0 million for the period ended September 30, 2005 compared to $372.4 million for the period ended September 30, 2004. Net cash used in financing activities for September 30, 2005 was primarily due to mandatory scheduled payments on the senior secured term loan facility. In the period ended September 30, 2004, to finance the acquisitions of Bonita Bay, the Company borrowed $668.5 million and issued preferred units and common units of $58.5 million. The increase in debt was partially offset by the payment of deferred financing costs of $22.9 million, repayment of the debt incurred in February 2004 at the time of the Medtech/Denorex acquisition, the pay down of the revolving credit facility and scheduled payments on current debt which all totaled $331.7 million.

Capital Resources
On February 15, 2005, the Company completed an initial public offering of common stock which resulted in net proceeds of $416.8 million. The proceeds were used to repay the $100.0 million outstanding under the Tranche C Term Loan Facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 9.25% Senior Notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005). Effective upon the completion of the initial public offering, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B Term Loan Facility by $200.0 million and allows for an increase in our Revolving Credit Facility up to $60.0 million.

As of September 30, 2005, we had an aggregate of $493.5 million of outstanding indebtedness, which consisted of (i) an aggregate of $367.5 million of borrowings under the Tranche B Term Loan Facility, and (ii) $126.0 million of 9.25% Senior Notes due 2012. We had $60.0 million of borrowing capacity under the Revolving Credit Facility available at such time.

All loans under the Senior Credit Facility bear interest at floating rates, which can be either (i) based on the prime rate, or (ii) LIBOR rate, plus an applicable margin. As of September 30, 2005, an aggregate of $367.5 million was outstanding under the term loans at a weighted average interest rate of 5.9%.

On June 30, 2004, we paid $52,000 for a 5% interest rate cap agreement with a notional amount of $20 million. The interest rate cap terminates in June 2006. On March 7, 2005, we paid $2.3 million for interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $2.6 million at September 30, 2005.

The Tranche B Term Loan Facility matures in April 2011. We must make quarterly amortization payments on the term loan facility equal to 0.25% of the initial principal amount of the term loan. The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009. The obligations under the Senior Credit Facility are guaranteed on a senior basis by Prestige International and all of its domestic subsidiaries, other than the issuer (Prestige Brands, Inc.), and are secured by substantially all of our assets.

The Senior Credit Facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Our Senior Notes require that adjusted EBITDA (as defined in the indenture governing such notes) be used as the basis for calculating our leverage and interest coverage ratios. We were in compliance with our financial and restrictive covenants under the credit facility at September 30, 2005.

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

Commitments

As of September 30, 2005, we had ongoing commitments under various contractual and commercial obligations as follows:


                                                         Less than         1 to 3         4 to 5           After 5
     Contractual Obligations             Total            1 Year           Years           Years            Years
                                      -------------    --------------   ------------    ------------     -------------
                                                                        (in millions)
Long-term debt                          $  493.5         $   3.7           $    7.5       $   7.5          $    474.8

Interest on long-term debt (1)             203.1            31.7               62.5          62.1                46.8

Operating leases                             1.4             0.4                0.8           0.2                --
                                      -------------    --------------    -----------    ------------     -------------

Total Contractual Obligations           $  698.0         $  35.8           $   70.8       $  69.8          $    521.6
                                      =============    ==============    ===========    ============     =============


-------------------
     (1) Represents the estimated interest obligations on the outstanding balance of the Tranche B Term Loan Facility and the outstanding balance of the Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 6.4%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.7 million, in the first year.

Critical Accounting Policies and Estimates

The significant accounting policies are described in the notes of the unaudited financial statements included elsewhere in this document. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The most critical accounting policies are as follows:

Allowance for doubtful accounts and the allowance for obsolete and damaged inventory
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms. To reduce our credit risk, we perform ongoing credit evaluations of our customers' financial condition. In addition, we maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of our accounts receivable. If uncollectible account balances exceed our estimates, our financial statements would be adversely affected.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of long-lived and intangible assets and goodwill
Pursuant to FASB Statement No. 141, "Business Combinations" ("Statement No. 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142") goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives. We are required to make judgments regarding the value assigned to acquired intangible assets and their respective useful lives. Our determination of the values and lives was based on our analysis of the requirements of Statements No. 141 and No. 142, as well as an independent evaluation of such assets. We have determined that a significant portion of our trademarks have indefinite lives. If we determine that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life. Intangible assets with finite lives and other long-lived assets must also be evaluated for impairment when management believes that the carrying value of the asset will not be recovered. Adverse changes in market conditions or poor operating results could result in a future impairment charge. There were no impairments of goodwill, indefinite-lived intangible assets or other long-lived assets during the period ended September 30, 2005. Goodwill and other intangible assets amounted to $899.0 million at September 30, 2005.

Revenue Recognition
We comply with the provisions Securities and Exchange Commission of Staff Accounting Bulletin 104 "Revenue Recognition," which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.

We must make estimates of potential future product returns related to current period sales. In order to do this, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for returns in any accounting period. If actual returns are greater than those estimated by management, our financial statements in future periods would be adversely affected.

The Company frequently participates in the promotional programs of its customers, as is customary in this industry. The ultimate cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These programs may include coupons, scan downs, temporary price reductions or other price guarantee vehicles. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Recent Accounting Pronouncements
In March 2005, the FASB issued FIN 47 which clarifies guidance provided by Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement No. 154 which replaces APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer season, such as, Compound W, Cutex and New Skin. The Company's advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter has the lowest level of advertising and promotional spending as a percent of revenue.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report of Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention to obtaining the benefits of the "safe harbor" provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statement.

These forward-looking statements may or may not contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to the following:

     o general economic conditions affecting our products and their respective markets,

     o  the high level of competition in our industry and markets,

     o our dependence on a limited number of customers for a large portion of our sales,

     o  disruptions in our distribution center,

     o  acquisitions  or  other  strategic   transactions  diverting  managerial
        resources, or incurrence of additional liabilities or integration problems associated with such transactions,

     o changing consumer trends, pricing pressures which may cause us to lower our prices,

     o  increases in supplier prices,

     o  changes in our senior management team,

     o  our ability to protect our intellectual property rights,

     o  our dependency on the reputation of our brand names,

     o shortages of supply of sourced goods or interruptions in the manufacturing of our products,

     o  our level of debt, and ability to service our debt,

     o  our ability to obtain additional financing, and

     o the restrictions imposed by our senior credit facility and the indenture on our operations.

Forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At September 30, 2005, we had variable rate debt of approximately $367.5 million related to our Tranche B Term Loan. There were no borrowings outstanding at September 30, 2005 related to our Revolving Credit Facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an adverse impact on pre-tax earnings and cash flows for the next year of approximately $3.7 million.

However, on June 30, 2004, we paid $52,000 for a 5% interest rate cap agreement with a notional amount of $20.0 million that terminates in June 2006. Additionally, on March 7, 2005 we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. These interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. Given the protection afforded by the interest rate cap agreements, the impact on pre-tax earnings and cash flows during the next year of a one percentage point increase in interest rates would be limited to $2.0 million. The fair value of the interest rate cap agreements was $2.6 million at September 30, 2005.


ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------


As of the end of the period covered by this report, September 30, 2005, an evaluation was carried out by our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that because certain deficiencies in the Company's internal control over financial reporting that are described below and in Note 2 to the consolidated condensed financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q,
Item 4.02(a) of the Company's Current Report on Form 8-K filed with the Commission on November 15, 2005 (the "Restatement 8-K") and the Company's Notification of Late Filing on Form 12b-25 with respect to this Quarterly Report on Form 10-Q (the "12b-25 Notice") filed with the Commission on November 15, 2005 constituted material weaknesses that existed at September 30, 2005, and because the Company was unable to file its Quarterly Report on Form 10-Q within the time period specified in the Commission's rules, the Company's disclosure controls and procedures were not effective as of September 30, 2005. The Company's management nevertheless has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company's financial position, and results of operation and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting
-----------------------------------------

Management, with the oversight of the Audit Committee of the Company's Board of Directors, recently conducted an internal review of the Company's books and records. As a result of the findings of that review (including with respect to effects of the above referenced control deficiencies), as noted above, the Company will restate its audited consolidated financial statements for the years ended March 31, 2005, 2004 and 2003 and the quarterly data for the years ended March 31, 2005 and 2004 included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended March 31, 2005, and the financial statements for the quarters ended June 30, 2005 and 2004 included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. According to PCAOB Accounting Standard No. 2, An Audit Of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, a restatement of previously-issued financial statements is at least a significant deficiency and a strong indicator that a material weakness exists with respect to internal control over financial reporting. As noted above, management concluded that the control deficiencies listed below constituted material weaknesses as of September 30, 2005. Material weaknesses are control deficiencies, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The control deficiencies that the Company identified were as follows:

     a) The Company did not maintain effective controls over the completeness and accuracy of revenue in accordance with the requirements of SAB No. 104. Specifically, the Company's controls failed to ensure that risk of loss had passed to the customer before revenue was recognized.

     b) The Company did not maintain effective controls over the classification of promotions and allowances in accordance with the requirements of EITF 01-09. Specifically, the Company's controls failed to prevent or detect the incorrect classification of promotions and allowances as an operating expense instead of as a reduction of revenue.

     c) The Company did not maintain effective controls over the completeness and accuracy of deferred income tax balances. Specifically, the Company's controls failed to ensure that adjustments to deferred income taxes for increases in graduated federal income tax rates were timely recognized in the Company's financial statements.

     d) The Company did not maintain effective controls over the accuracy of the computation of earnings per share. Specifically, the Company's controls failed to ensure that unvested restricted shares of common stock were properly considered in the computation of earnings per share.

Management, with the oversight of the Audit Committee of the Board of Directors, is devoting and intends to continue to devote considerable effort to making improvements in the Company's internal control over financial reporting. These improvements have included appointing a new Corporate Controller in June 2005 who reports to the Company's Chief Financial Officer. Additionally, in July 2005, the Company engaged an independent tax consultant to provide guidance with regard to the determination of corporate tax obligations. This consultant reports directly to the Corporate Controller. Specifically related to the control deficiencies referenced above and described in the Restatement 8-K and the 12b-25 Notice that constituted material weaknesses, the Company's remediation plan includes the following:

     o The Company is enhancing its guidelines and implementing controls in connection with the issuance of trade promotional allowances. Additionally, the Company will provide training to employees on the proper accounting and documentation policies related to trade promotional allowances and implement new policies to ensure compliance throughout the year.

     o The  Company  is  taking  measures  to  enhance  the  controls  over  the selection, application and monitoring of its accounting policies to ensure consistent application of accounting policies that are generally accepted in the United States of America. The Company is also integrating reporting lines, increasing communication and supervision across operating and accounting organizations, and increasing the review of existing accounting policies. Specifically as it relates to the accounting for revenue recognition, the Company is changing its controls and accounting policies surrounding the review, analysis and recording of shipments and shipping terms with customers, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all customer terms. Specifically, the Company is implementing controls over the accounting, monitoring, and analysis of all customer shipping terms and conditions to ensure transactions are recorded consistent with generally accepted accounting principles.

     o With respect to the computation of earnings per share, the Company will provide training to employees on the proper accounting related to the proper treatment of unvested shares in the basic and diluted computations.

The above-described remedial efforts all began following the completion of the Company's quarter ended September 30, 2005. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management is not required to report on the assessment of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until it files its Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Although it expects its internal control over financial reporting to be effective at that time, if it fails to remediate any condition constituting a material weakness on or before March 31, 2006, the presence of a material weakness at that time would cause management to conclude that its internal controls over financial reporting are ineffective and would cause its external auditors to issue an adverse opinion on the effectiveness of such internal controls.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company. Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $360,000. The Company had recorded a liability of $308,000 at March 31, 2005, which represented its estimate of the probable liquidated damages. Such estimate was based on historical and expected purchases during the initial three years of the agreement. The Company settled this obligation in August 2005 for an amount slightly in excess of its recorded liability.

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company's subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published "The Arthritis Cure" and "Maximizing the Arthritis Cure" regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books' trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company's motion for summary judgment and dismissed all claims against Pecos and Medtech. The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $67,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company's product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005, the Company was served with a complaint in a class action lawsuit filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company's Little Remedies pediatric cough products. The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use. The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo. There is no allegation of physical injury caused by the product or the ingredient. In June 2005, the Company was served in a second class action complaint involving dextromethorphan. The second case, styled Tina Yescavage v. Wyeth was filed in Lee County Florida and similarly involves multiple corporate defendants. Both the Thompson and Yescavage suits were dismissed in September 2005.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (he "Consolidated Action"). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of shareholders of the Company who purchased shares between February 9, 2005 through July 27, 2005. Plaintiffs also name as defendants the underwriters in the Company's initial public offering and a private equity fund that was selling shareholder in the offering.

The various complaints on file in the Consolidated Action collectively include claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff's generally allege that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter by failing to disclose that demand for certain of the Company's products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The district court has appointed a Lead Plaintiff and ordered it to file a consolidated complaint by December 5, 2005. The Company's management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the Consolidated Action was filed against the same defendants in the Circuit Court of Cook County, Illinois (the "Chicago Action"). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants' anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company's management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended September 30, 2005 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act:


                                         Issuer Purchases of Equity Securities
         --------------------------------------------------------------------------------------------------------
                                                                          Total Number           Maximum
                                                                            of Shares           Number of
                                                                          Purchased as         Shares that
                                                                             Part of            May Yet Be
                                                                            Publicly            Purchased
                                   Total Number          Average            Announced           Under the
                                    of Shares         Price Paid Per        Plans or             Plans or
                Period              Purchased             Share             Programs             Programs
         --------------------------------------------------------------------------------------------------------
         7/1/05 - 7/31/05
         8/1/05 - 8/31/05
         9/1/05 - 9/30/05                  12,533      $         1.70               --                 --
                                 ------------------- ------------------- ------------------ ---------------------

         Total                             12,533      $         1.70               --                 --
                                 =================== =================== ================== =====================

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 is incorporated herein by this reference.


ITEM 5.       OTHER INFORMATION

None


ITEM 6. EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                  Prestige Brand Holdings, Inc.
                                 -----------------------------------------------
                                            Registrant

Date:    November 29, 2005          /s/ PETER J. ANDERSON
                                  ----------------------------------------------
                                  Peter J. Anderson
                                  Chief Financial Officer


                                  Prestige Brands International, LLC
                                 -----------------------------------------------
                                             Registrant

Date:    November 29, 2005           /s/ PETER J. ANDERSON
                                 -----------------------------------------------
                                 Peter J. Anderson
                                 Chief Financial Officer

                                  Exhibit Index
                                -----------------



10.1 Form of Restricted Stock Agreement, incorporated by reference to the combined Form 10-Q filed separately by Prestige Brands Holdings,Inc. and Prestige Brands International, LLC for the quarterly period ended June 30, 2005.
10.2 Executive Employment Agreement, dated August 4, 2005, by and among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Frank P. Palantoni, incorporated by reference to Form 8-K of Prestige Brands Holdings, Inc. filed on August 9, 2005.
10.3 Asset Sale and Purchase Agreement, dated July 22, 2005, by and among Reckitt Benckiser Inc., Reckitt Benckiser (Canada) Inc., Prestige Brands Holdings, Inc. and the Spic and Span Company, incorporated by reference to the Form 8-K of Prestige Brands Holdings, Inc. filed on July 28, 2005.
10.4 Trademark License and Option to Purchase Agreement between Prestige Brands Holdings, Inc. and The Procter & Gamble Company, dated September 8, 2005, incorporated by reference to the Current Report on Form 8-K of Prestige Brands Holding, Inc. filed on September 12, 2005.
31.1 Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.
31.2        Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J.
            Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.
31.3 Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Manager, President and Chief Executive Officer of Prestige Brands International, LLC.
31.4        Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J.
            Anderson, Chief Financial Officer of Prestige Brands International, LLC.
32.1        Certification  required by Rule  13a-14(b) or Rule 15d-14(b) and
            Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), executed by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.
32.2        Certification  required by Rule  13a-14(b) or Rule 15d-14(b) and
            Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.
32.3        Certification  required by Rule  13a-14(b) or Rule 15d-14(b) and
            Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), executed by Peter C. Mann, Manager, President and Chief Executive Officer of Prestige Brands International, LLC.
32.4        Certification required by Rule 13a-14(b) or Rule 15d-14(b) and
            Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands International, LLC.