Form 10-Q
period 2006-06-30
Prestige Brands Holdings, Inc.; Prestige Brands International, LLC
filed 2006-08-09
CIK 1295947, 1295522

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

PRESTIGE BRANDS HOLDINGS, INC.
Delaware	20-1297589	001-32433
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Commission File Number)

PRESTIGE BRANDS INTERNATIONAL, LLC
Delaware	20-0941337	333-117152-18
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Commission File Number)
(Exact name of Registrants as specified in their charters)

90 North Broadway Irvington, New York 10533	(914) 524-6810
(Address of Registrants’ Principal Executive Offices)	(Registrants’ telephone number, including area code)

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by Prestige Brands Holdings, Inc. and Prestige Brands International LLC, both Registrants. Prestige Brands International, LLC, an indirect wholly-owned subsidiary of Prestige Brands Holdings, Inc. is the indirect parent company of Prestige Brands, Inc., the issuer of our 9¼% senior subordinated notes due 2012, and the parent guarantor of such notes. As the indirect holding company of Prestige Brands International, LLC, Prestige Brands Holdings, Inc. does not conduct ongoing business operations. As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless otherwise indicated, we have presented information throughout this Form 10-Q for Prestige Brands Holdings, Inc. and its consolidated subsidiaries, including Prestige Brands International, LLC. The information contained herein relating to each individual Registrant is filed by such Registrant on its own behalf. Neither Registrant makes any representation as to information relating to the other Registrant. Prestige Brands International, LLC meets the conditions set forth in general instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Prestige Brands Holdings, Inc.             Yes [ ]       No ☒
Prestige Brands International, LLC            Yes [x]            No [ ]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

	Large Accelerated Filer	Accelerated Filer	Non Accelerated Filer
Prestige Brands Holdings, Inc.		X
Prestige Brands International, LLC			X

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12-b-2 of the Exchange Act).
Yes [ ]    No ☒

As of July 31, 2006, Prestige Brands Holdings, Inc. had 50,034,239 shares of common stock outstanding. As of such date, Prestige International Holdings, LLC, a wholly-owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

PART I.    FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements Prestige Brands Holdings, Inc. Consolidated Statements of Operations - three months ended June 30, 2006 and 2005 (unaudited)	2
	Consolidated Balance Sheets - June 30, 2006 and March 31, 2006 (unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income - three months ended June 30, 2006 (unaudited)	4
	Consolidated Statements of Cash Flows - three months ended June 30, 2006 and 2005 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6

	Prestige Brands International, LLC
	Consolidated Statements of Operations - three months ended June 30, 2006 and 2005 (unaudited)	20
	Consolidated Balance Sheets - June 30, 2006 and March 31, 2006 (unaudited)	21
	Consolidated Statement of Changes in Members’ Equity - three months ended June 30, 2006 (unaudited)	22
	Consolidated Statements of Cash Flows - three months ended June 30, 2006 and 2005 (unaudited)	23
	Notes to Unaudited Consolidated Financial Statements	24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	51
Item 4.	Controls and Procedures	51
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
	Signatures	55

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands, except share data)	2006	2005
Revenues
Net sales	$75,567	$63,428
Other revenues	356	25
Total revenues	75,923	63,453

Costs of Sales
Costs of sales	36,325	28,949
Gross profit	39,598	34,504

Operating Expenses
Advertising and promotion	7,402	8,705
General and administrative	6,434	4,911
Depreciation	220	483
Amortization of intangible assets	2,193	2,148
Total operating expenses	16,249	16,247

Operating income	23,349	18,257

Other income (expense)
Interest income	185	81
Interest expense	(9,977)	(8,591)
Total other income (expense)	(9,792)	(8,510)

Income before income taxes	13,557	9,747

Provision for income taxes	5,301	3,818
Net income	$8,256	$5,929

Basic earnings per share	$0.17	$0.12

Diluted earnings per share	$0.17	$0.12

Weighted average shares outstanding:
Basic	49,372	48,722
Diluted	50,005	49,998

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2006	March 31, 2006
Assets
Current assets
Cash	$21,460	$8,200
Accounts receivable	34,201	40,042
Inventories	31,370	33,841
Deferred income tax assets	3,262	3,227
Prepaid expenses and other current assets	2,882	701
Total current assets	93,175	86,011

Property and equipment	1,730	1,653
Goodwill	297,951	297,935
Intangible assets	635,004	637,197
Other long-term assets	15,230	15,849

Total Assets	$1,043,090	$1,038,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,052	$18,065
Accrued interest payable	4,755	7,563
Income taxes payable	1,778	1,795
Other accrued liabilities	8,658	4,582
Current portion of long-term debt	3,730	3,730
Total current liabilities	36,973	35,735

Long-term debt	486,968	494,900
Deferred income tax liabilities	101,263	98,603

Total liabilities	625,204	629,238

Commitments and Contingencies - Note 13

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued and outstanding - 50,056 shares at June 30, 2006 and March 31, 2006	501	501
Additional paid-in capital	378,561	378,570
Treasury stock, at cost - 22 shares at June 30, 2006 and 18 shares at March 31, 2006	(36)	(30)
Accumulated other comprehensive income	1,347	1,109
Retained earnings	37,513	29,257
Total stockholders’ equity	417,886	409,407

Total Liabilities and Stockholders’ Equity	$1,043,090	$1,038,645
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Three Months Ended June 30, 2006
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2006	50,056	$501	$378,570	18	$(30)	$1,109	$29,257	$409,407

Stock-based compensation			(9)					(9)

Purchase of common stock for treasury				4	(6)			(6)

Components of comprehensive income
Net income							8,256	8,256

Amortization of interest rate caps						288		288

Unrealized gain on interest rate caps, net of income tax expense of $32						(50)		(50)
Total comprehensive income								8,494

Balances - June 30, 2006	50,056	$501	$378,561	22	$(36)	$1,347	$37,513	$417,886

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended June 30
	2006	2005
Operating Activities
Net income	$8,256	$5,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,413	2,635
Deferred income taxes	2,657	3,184
Amortization of deferred financing costs	825	534
Stock-based compensation	(9)	--
Changes in operating assets and liabilities
Accounts receivable	5,841	9,476
Inventories	2,471	(5,756)
Prepaid expenses and other current assets	(2,181)	(887)
Accounts payable	(13)	(3,079)
Income taxes payable	(17)	198
Accrued liabilities	1,252	(2,422)
Net cash provided by operating activities	21,495	9,812

Investing Activities
Purchases of equipment	(297)	(206)
Net cash used for investing activities	(297)	(206)

Financing Activities
Repayment of notes	(7,932)	(932)
Purchase of common stock for treasury	(6)	--
Additional costs associated with initial public offering	--	(63)
Net cash used for financing activities	(7,938)	(995)

Increase in cash	13,260	8,611
Cash - beginning of period	8,200	5,334

Cash - end of period	$21,460	$13,945

Supplemental Cash Flow Information
Interest paid	$11,961	$8,051
Income taxes paid	$2,609	$422

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands Holdings, Inc. and its subsidiaries (the “Company”) are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii)

estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:
Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7
Leasehold improvements	5

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually. The Company tests goodwill for impairment at the “brand” level, which is one level below the operating segment level.

Intangible Assets
Intangible assets are stated at cost less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting fees and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, the Company is required to estimate future product returns. Accordingly, the Company records an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of the Company’s product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $5.6 million and $5.5 million for the three month periods ended June 30, 2006 and 2005, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Slotting fees associated with products are recognized as a reduction of sales. Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for such fees. Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based Compensation
The Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”), effective April 1, 2005, with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (the “Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded a net non-cash compensation credit of $9,000 during the three month period ended June 30, 2006 due to the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. There were no stock-based compensation charges incurred during the three month period ended June 30, 2005.

Income Taxes
Income taxes are recorded in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“Statement No. 109”). Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Instruments
FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares, are included in the earnings per share calculation to the extent that they are dilutive.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at June 30, 2006 and March 31, 2006 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at June 30, 2006 and March 31, 2006 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three month period ended June 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	June 30, 2006	March 31, 2006

Accounts receivable	$33,724	$40,140
Other receivables	2,219	1,870
	35,943	42,010
Less allowances for discounts, returns and uncollectible accounts	(1,742)	(1,968)

	$34,201	$40,042

3.	Inventories

Inventories consist of the following (in thousands):
	June 30, 2006	March 31, 2005

Packaging and raw materials	$3,830	$3,278
Finished goods	27,540	30,563

	$31,370	$33,841

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million and $1.0 million at June 30, 2006 and March 31, 2006, respectively.

4. Property and Equipment

Property and equipment consist of the following (in thousands):
	June 30, 2006	March 31, 2006

Machinery	$3,978	$3,722
Computer equipment	1,028	987
Furniture and fixtures	303	303
Leasehold improvements	340	340
	5,649	5,352

Accumulated depreciation	(3,919)	(3,699)

	$1,730	$1,653

5. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Balance - March 31, 2006	$222,635	$2,751	$72,549	$297,935

Additions	16	--	--	16

Balance - June 30, 2006	$222,651	$2,751	$72,549	$297,951

6. Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Total
Carrying Amounts
Balance - March 31, 2006	$544,963	$109,870	$196	$655,029

Additions	--	--	--	--
Impairments	--	--	--	--

Balance - June 30, 2006	$544,963	$109,870	$196	$655,029

Accumulated Amortization
Balance - March 31, 2006	$--	$17,779	$53	$17,832

Additions	--	2,182	11	2,193

Balance - June 30, 2006	$--	$19,961	$64	$20,025

At June 30, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending June 30
2007	$8,774
2008	8,774
2009	8,769
2010	7,354
2011	7,338
Thereafter	49,032

$90,041

7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2006	March 31, 2006

Accrued marketing costs	$5,596	$2,513
Accrued payroll	1,122	813
Accrued commissions	257	248
Other	1,683	1,008

	$8,658	$4,582

8. Long-Term Debt

Long-term debt consists of the following (in thousands):
	June 30, 2006	March 31, 2006

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at June 30, 2006, the interest rate on the Revolving Credit Facility was 9.5% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At June 30, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$7,000

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At June 30, 2006, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 7.25%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $50.0 million to $200.0 million, all of which is available at June 30, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	364,698	365,630

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly-owned subsidiary, and Prestige International’s wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	490,698	498,630
Current portion of long-term debt	(3,730)	(3,730)

	$486,968	$494,900

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. The Company was in compliance with its applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at June 30, 2006.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending June 30,
2007	$3,730
2008	3,730
2009	3,730
20010	3,730
2011	3,730
Thereafter	472,048

$490,698

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions. In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006. In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $3.2 million and $3.3 million at June 30, 2006 and March 31, 2006, respectively.

9. Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through June 30, 2006.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30
	2006	2005
Numerator
Net income	$8,256	$5,929

Denominator
Denominator for basic earnings per share - weighted average shares	49,372	48,722

Dilutive effect of unvested restricted common stock issued to employee and directors	633	1,276

Denominator for diluted earnings per share	50,005	49,998

Earnings per Common Share:
Basic	$0.17	$0.12

Diluted	$0.17	$0.12

At June 30, 2006, 570,000 shares of restricted stock issued to management and employees were unvested, and were therefore, excluded from the calculation of basic earnings per share for the period ended June 30, 2006. However, such shares are included in the calculation of diluted earnings per share. An additional 146,000 shares of restricted stock granted to management and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies. At June 30, 2005, 1.1 million shares of restricted stock issued to management were unvested and were therefore excluded from the calculation of basic earnings per share for the period ended June 30, 2005.

11.	Share-Based Compensation

In connection with the Company’s February 2005 initial public offering, the Board of Directors adopted the Plan which provides for the grant, up to a maximum of 5.0 million shares, of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Restricted Shares
Restricted shares granted under the plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. As of June 30, 2006, there was approximately $700,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4.0 years. However, the restricted shares vest upon the attainment of Company performance goals; if such goals are not met, no compensation cost would ultimately be recognized and any previously recognized compensation cost would be reversed. At June 30, 2006, there were 4.8 million shares available for issuance under the Plan.

12. Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rate used in the calculation of income taxes was 39.1% for the three month periods ended June 30, 2006 and 2005.

13. Commitments and Contingencies

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in the United States District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products Inc. and Pecos Pharmaceutical, Inc., as well as other unrelated parties, infringed on the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Medtech Products and Pecos Pharmaceutical. The plaintiff filed an appeal in the U.S. Court of Appeals which was denied on March 28, 2006. Subsequently, the plaintiff filed a petition for rehearing which was denied on June 30, 2006.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. The plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. The plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The lead plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, as amended, and in which the lead plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. The plaintiffs seek an unspecified amount of damages. The Court recently dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action were stayed, and management has been informed that Plaintiffs’ counsel is considering a voluntary dismissal in light of the substantially similar Consolidated Action. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. On July 24, 2006, the plaintiff in the Colorado action filed a motion for leave to amend its complaint in order to add allegations of misappropriation of trade secrets and a breach of the Secrecy Agreement. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess the probability of loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient information to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results of operations.

Lease Commitments
The Company has operating leases for office facilities in New York, New Jersey and Wyoming, which expire at various dates through April 9, 2009.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

Year Ending June 30
2007	$629
2008	559
2009	478
2010	11

$1,677

14. Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three month periods ended June 30, 2006 and 2005, approximately 59.2% and 60.8%, respectively, of the Company’s total sales were derived from four of its brands. During three month periods ended June 30, 2006 and 2005, approximately 25.2% and 22.8%, respectively, of the Company’s net sales were made to one customer. At June 30, 2006, approximately 21.9% of accounts receivable were owed by the same customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventories and materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produced items that accounted for approximately 81% of the Company’s gross sales for the three month period ended June 30, 2006. The Company does not have long-term contracts with 4 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represent approximately 34% of the Company’s gross sales. The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

15. Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.

There were no inter-segment sales or transfers during the three month periods ended June 30, 2006 and 2005. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin. The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended June 30, 2006
	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Net sales	$39,598	$6,231	$29,738	$75,567
Other revenues	--	--	356	356

Total revenues	39,598	6,231	30,094	75,923
Cost of sales	14,397	3,774	18,154	36,325

Gross profit	25,201	2,457	11,940	39,598
Advertising and promotion	5,426	287	1,689	7,402

Contribution margin	$19,775	$2,170	$10,251	32,196
Other operating expenses				8,847

Operating income				23,349
Other (income) expense				9,792
Provision for income taxes				5,301

Net income				$8,256

	Three Months Ended June 30, 2005
	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Net sales	$33,387	$7,256	$22,785	$63,428
Other revenues	--	--	25	25

Total revenues	33,387	7,256	22,810	63,453
Cost of sales	11,665	3,898	13,386	28,949

Gross profit	21,722	3,358	9,424	34,504
Advertising and promotion	6,138	796	1,771	8,705

Contribution margin	$15,584	$2,562	$7,653	25,799
Other operating expenses				7,542

Operating income				18,257
Other (income) expense				8,510
Provision for income taxes				3,818

Net income				$5,929

During the three month periods ended June 30, 2006 and 2005, approximately 96.1% and 97.9%, respectively, of the Company’s sales were made to customers in the United States and Canada. At June 30, 2006 and March 31, 2006, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Goodwill	$222,651	$2,751	$72,549	$297,951

Intangible assets
Indefinite lived	374,070	--	170,893	544,963
Finite lived	70,427	19,584	30	90,041
	444,497	19,584	170,923	635,004

	$667,148	$22,335	$243,472	$932,955

Prestige Brands International, LLC

Unaudited Financial Statements

June 30, 2006

Prestige Brands International, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands)	2006	2005
Revenues
Net sales	$75,567	$63,428
Other revenues	356	25
Total revenues	75,923	63,453

Costs of Sales
Costs of sales	36,325	28,949
Gross profit	39,598	34,504

Operating Expenses
Advertising and promotion	7,402	8,705
General and administrative	6,434	4,911
Depreciation	220	483
Amortization of intangible assets	2,193	2,148
Total operating expenses	16,249	16,247

Operating income	23,349	18,257

Other income (expense)
Interest income	185	81
Interest expense	(9,977)	(8,591)
Total other income (expense)	(9,792)	(8,510)

Income before income taxes	13,557	9,747

Provision for income taxes	5,301	3,818
Net income	$8,256	$5,929

See accompanying notes.

Prestige Brands International, LLC
Consolidated Balance Sheets
(Unaudited)

(In thousands)
	June 30, 2006	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$21,460	$8,200
Accounts receivable	34,201	40,042
Inventories	31,370	33,841
Deferred income tax assets	3,262	3,227
Prepaid expenses and other current assets	2,882	701
Total current assets	93,175	86,011

Property and equipment	1,730	1,653
Goodwill	297,951	297,935
Intangible assets	635,004	637,197
Other long-term assets	15,230	15,849

Total Assets	$1,043,090	$1,038,645

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$18,052	$18,065
Accrued interest payable	4,755	7,563
Income taxes payable	1,778	1,795
Other accrued liabilities	8,658	4,582
Current portion of long-term debt	3,730	3,730
Total current liabilities	36,973	35,735

Long-term debt	486,968	494,900
Deferred income tax liabilities	101,263	98,603

Total liabilities	625,204	629,238

Commitments and Contingencies - Note 11

Members’ Equity
Contributed capital - Prestige Holdings	370,557	370,572
Accumulated other comprehensive income	1,347	1,109
Retained earnings	45,982	37,726
Total members’ equity	417,886	409,407

Total liabilities and members’ equity	$1,043,090	$1,038,645

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income
Three Months Ended June 30, 2006
(Unaudited)

	Contributed Capital Prestige Holdings	Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2006	$370,572	$1,109	$37,726	$409,407

Stock-based compensation	(9)			(9)

Distribution to Prestige Holdings for the purchase of common stock for treasury	(6)			(6)

Components of comprehensive income
Net income			8,256	8,256

Amortization of interest rate caps		288		288

Unrealized gain on interest rate caps, net of tax expense of $32		(50)		(50)
Total comprehensive income				8,494

Balances - June 30, 2006	$370,557	$1,347	$45,982	$417,886

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended June 30
	2006	2005
Operating Activities
Net income	$8,256	$5,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,413	2,635
Deferred income taxes	2,657	3,184
Amortization of deferred financing costs	825	534
Stock-based compensation	(9)	--
Changes in operating assets and liabilities
Accounts receivable	5,841	9,476
Inventories	2,471	(5,756)
Prepaid expenses and other current assets	(2,181)	(887)
Accounts payable	(13)	(3,079)
Income taxes payable	(17)	198
Accrued liabilities	1,252	(2,422)
Net cash provided by operating activities	21,495	9,812

Investing Activities
Purchases of equipment	(297)	(206)
Net cash used for investing activities	(297)	(206)

Financing Activities
Repayment of notes	(7,932)	(932)
Distribution to Prestige Holdings for the purchase of common stock for treasury	(6)	--
Additional costs associated with initial public offering	--	(63)
Net cash used for financing activities	(7,938)	(995)

Increase in cash	13,260	8,611
Cash - beginning of period	8,200	5,334

Cash - end of period	$21,460	$13,945

Supplemental Cash Flow Information
Interest paid	$11,961	$8,051
Income taxes paid	$2,609	$422

See accompanying notes.

Prestige Brands International, LLC
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands International, LLC (“Prestige International” or the “Company”) is an indirect wholly-owned subsidiary of Prestige Brands Holdings, Inc. (“Prestige Holdings”) and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility consisting of a Revolving Credit Facility and a Tranche B Term Loan Facility (together the “Senior Credit Facility”). Prestige International is a holding company with no assets or operations and is also the parent guarantor of the Senior Notes and Senior Credit Facility. Prestige Holdings through its subsidiaries, is engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:
Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7
Leasehold improvements	5

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually. The Company tests goodwill for impairment at the “brand” level, which is one level below the operating segment level.

Intangible Assets
Intangible assets are stated at cost less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting fees and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, the Company is required to estimate future product returns. Accordingly, the Company records an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of the Company’s product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $5.6 million and $5.5 million for the three month periods ended June 30, 2006 and 2005, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Slotting fees associated with products are recognized as a reduction of sales. Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for such fees. Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based Compensation
In connection with the Prestige Holdings’ IPO, the Board of Directors of Prestige Holdings adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of Prestige Holdings and its subsidiaries, as well as others performing services for Prestige Holdings or its subsidiaries, are eligible for grants under the Plan. At June 30, 2006, there were 4.8 million shares available for issuance under the Plan.

The Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”), effective April 1, 2005, with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award since the benefits, as well as the costs associated with these relationships were contributed to the Company. Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded a net non-cash compensation credit of $9,000 during the three month period ended June 30, 2006 due to the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. There were no stock-based compensation charges incurred during the three month period ended June 30, 2005.

Income Taxes
Prestige International is a limited liability company and by itself is not a taxable entity. However, Prestige International’s operating subsidiaries are taxable entities which are included in the consolidated corporate Federal income tax return of Prestige Holdings. Since Prestige Holdings is not an operating entity, and by itself would not incur any income tax liability, income taxes are “pushed down” and allocated to the various operating entities.

Accordingly, income taxes are recorded by each subsidiary in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“Statement No. 109”). Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Instruments
FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at June 30, 2006 and March 31, 2006 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at June 30, 2006 and March 31, 2006 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three month period ended June 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	June 30, 2006	March 31, 2006

Accounts receivable	$33,724	$40,140
Other receivables	2,219	1,870
	35,943	42,010
Less allowances for discounts, returns and uncollectible accounts	(1,742)	(1,968)

	$34,201	$40,042

3.	Inventories

Inventories consist of the following (in thousands):
	June 30, 2006	March 31, 2005

Packaging and raw materials	$3,830	$3,278
Finished goods	27,540	30,563

	$31,370	$33,841

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million and $1.0 million at June 30, 2006 and March 31, 2006, respectively.

4. Property and Equipment

Property and equipment consist of the following (in thousands):
	June 30, 2006	March 31, 2006

Machinery	$3,978	$3,722
Computer equipment	1,028	987
Furniture and fixtures	303	303
Leasehold improvements	340	340
	5,649	5,352

Accumulated depreciation	(3,919)	(3,699)

	$1,730	$1,653

5. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Balance - March 31, 2006	$222,635	$2,751	$72,549	$297,935

Additions	16	--	--	16

Balance - June 30, 2006	$222,651	$2,751	$72,549	$297,951

6. Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Total
Carrying Amounts
Balance - March 31, 2006	$544,963	$109,870	$196	$655,029

Additions	--	--	--	--
Impairments	--	--	--	--

Balance - June 30, 2006	$544,963	$109,870	$196	$655,029

Accumulated Amortization
Balance - March 31, 2006	$--	$17,779	$53	$17,832

Additions	--	2,182	11	2,193

Balance - June 30, 2006	$--	$19,961	$64	$20,025

At June 30, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending June 30
2007	$8,774
2008	8,774
2009	8,769
2010	7,354
2011	7,338
Thereafter	49,032

$90,041

7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2006	March 31, 2006

Accrued marketing costs	$5,596	$2,513
Accrued payroll	1,122	813
Accrued commissions	257	248
Other	1,683	1,008

	$8,658	$4,582

8. Long-Term Debt

Long-term debt consists of the following (in thousands):
	June 30, 2006	March 31, 2006

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at June 30, 2006, the interest rate on the Revolving Credit Facility was 9.5% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At June 30, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$7,000

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At June 30, 2006, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 7.25%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $50.0 million to $200.0 million, all of which is available at June 30, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	364,698	365,630

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by the Company and the Company’s wholly-owned subsidiaries, other than Prestige Brands, Inc, the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	490,698	498,630
Current portion of long-term debt	(3,730)	(3,730)

	$486,968	$494,900

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. The Company was in compliance with its applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at June 30, 2006.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending June 30,
2007	$3,730
2008	3,730
2009	3,730
20010	3,730
2011	3,730
Thereafter	472,048

$490,698

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions. In June 2005, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006. In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $3.2 million and $3.3 million at June 30, 2006 and March 31, 2006, respectively.

9.	Share-Based Compensation

In connection with the Prestige Holdings’ February 2005 initial public offering, the Board of Directors of Prestige Holdings adopted the Plan which provides for the grant, up to a maximum of 5.0 million shares, of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of Prestige Holdings and its subsidiaries, as well as others performing services for the Prestige Holdings or its subsidiaries, are eligible for grants under the Plan. Management of Prestige Holdings and the Company believe that such awards better align the interests of their employees with those of their stockholders.

Restricted Shares
Restricted shares granted under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of Prestige Holdings’ common stock on the day preceding the grant date.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of Prestige Holdings’ common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. As of June 30, 2006, there was approximately $700,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4.0 years. However, the restricted shares vest upon the attainment of Company performance goals; if such goals are not met, no compensation cost would ultimately be recognized and any previously recognized compensation cost would be reversed. At June 30, 2006, there were 4.8 million shares available for issuance under the Plan.

10. Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rate used in the calculation of income taxes was 39.1% for the three month periods ended June 30, 2006 and 2005.

11. Commitments and Contingencies

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in the United States District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products Inc. and Pecos Pharmaceutical, Inc., as well as other unrelated parties, infringed on the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Medtech Products and Pecos Pharmaceutical. The plaintiff filed an appeal in the U.S. Court of Appeals which was denied on March 28, 2006. Subsequently, the plaintiff filed a petition for rehearing which was denied on June 30, 2006.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. The plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. The plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The lead plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, as amended, and in which the lead plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. The plaintiffs seek an unspecified amount of damages. The Court recently dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action were stayed, and management has been informed that Plaintiffs’ counsel is considering a voluntary dismissal in light of the substantially similar Consolidated Action. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. On July 24, 2006, the plaintiff in the Colorado action filed a motion for leave to amend its complaint in order to add allegations of misappropriation of trade secrets and a breach of the Secrecy Agreement. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess the probability of loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient information to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results of operations.

Lease Commitments
The Company has operating leases for office facilities in New York, New Jersey and Wyoming, which expire at various dates through April 9, 2009.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

Year Ending June 30
2007	$629
2008	559
2009	478
2010	11

$1,677

12. Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three month periods ended June 30, 2006 and 2005, approximately 59.2% and 60.8%, respectively, of the Company’s total sales were derived from four of its brands. During three month periods ended June 30, 2006 and 2005, approximately 25.2% and 22.8%, respectively, of the Company’s net sales were made to one customer. At June 30, 2006, approximately 21.9% of accounts receivable were owed by the same customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventories and materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produced items that accounted for approximately 81% of the Company’s gross sales for the three month period ended June 30, 2006. The Company does not have long-term contracts with 4 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represent approximately 34% of the Company’s gross sales. The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

13. Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.

There were no inter-segment sales or transfers during the three month periods ended June 30, 2006 and 2005. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin. The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended June 30, 2006
	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Net sales	$39,598	$6,231	$29,738	$75,567
Other revenues	--	--	356	356

Total revenues	39,598	6,231	30,094	75,923
Cost of sales	14,397	3,774	18,154	36,325

Gross profit	25,201	2,457	11,940	39,598
Advertising and promotion	5,426	287	1,689	7,402

Contribution margin	$19,775	$2,170	$10,251	32,196
Other operating expenses				8,847

Operating income				23,349
Other (income) expense				9,792
Provision for income taxes				5,301

Net income				$8,256

	Three Months Ended June 30, 2005
	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Net sales	$33,387	$7,256	$22,785	$63,428
Other revenues	--	--	25	25

Total revenues	33,387	7,256	22,810	63,453
Cost of sales	11,665	3,898	13,386	28,949

Gross profit	21,722	3,358	9,424	34,504
Advertising and promotion	6,138	796	1,771	8,705

Contribution margin	$15,584	$2,562	$7,653	25,799
Other operating expenses				7,542

Operating income				18,257
Other (income) expense				8,510
Provision for income taxes				3,818

Net income				$5,929

During the three month periods ended June 30, 2006 and 2005, approximately 96.1% and 97.9%, respectively, of the Company’s sales were made to customers in the United States and Canada. At June 30, 2006 and March 31, 2006, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Goodwill	$222,651	$2,751	$72,549	$297,951

Intangible assets
Indefinite lived	374,070	--	170,893	544,963
Finite lived	70,427	19,584	30	90,041
	444,497	19,584	170,923	635,004

	$667,148	$22,335	$243,472	$932,955

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prestige Brands Holdings, Inc. (the “Company”), as the indirect holding company of Prestige Brands International, LLC (“Prestige International”) does not conduct ongoing business operations. As a result, the financial information for the Company and Prestige International is identical for the purposes of the discussion of operating results in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prestige International is an indirect wholly owned subsidiary of the Company and an indirect parent company of Prestige Brands, Inc., the issuer of our 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility, consisting of a Revolving Credit Facility and a Tranche B Term Loan Facility (together the “Senior Credit Facility”). Prestige International is also the parent guarantor of the Senior Notes and the Senior Credit Facility.

General
We are engaged in the marketing, sales and distribution of brand name over-the-counter drug, household cleaning and personal care products to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

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

On October 28, 2005, we completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges. The purchase price of the Chore Boy® brand of $22.6 million, including direct costs of $400,000, has been allocated to indefinite lived intangible assets and a covenant not-to-compete of $22.6 million and $40,000, respectively. We purchased the Chore Boy® brand with funds generated from operations.

On November 8, 2005, we completed the acquisition of the ownership interests of Dental Concepts, LLC, a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The purchase price of the ownership interests was approximately $30.5 million, including fees and expenses of the acquisition of $500,000. We financed the acquisition price through the utilization of our Revolving Credit Facility and with cash resources of $30.0 million and $500,000, respectively.

We expect that both the Chore Boy® and The Doctor’s® product lines will continue to benefit from our business model of outsourcing manufacturing and increasing awareness though targeted marketing and advertising.

Three Month Period Ended June 30, 2006 compared to the Three Month
  Period Ended June 30, 2005

Total Revenues
Total revenues for the period ended June 30, 2006 were $75.9 million, compared to $63.5 million for the comparable period of 2005. This represented an increase of $12.4 million, or 19.7%, from the prior period. Excluding the impact of the Chore Boy® and The Doctor’s® brand, which were acquired in October and November 2005, respectively, revenues were up 8.4%. The Over-the-Counter Drug segment had revenues of $39.6 million for the period ended June 30, 2006, an increase of $6.2 million, or 18.6%, above revenues of $33.4 million for the period ended June 30, 2005. The Household Cleaning segment had revenues of $30.1 million for the period ended June 30, 2006, an increase of $7.3 million, or 31.9%, above revenues of $22.8 million for the period ended June 30, 2005. The Personal Care segment had revenues of $6.2 million for the period ended June 30, 2006, a decrease of $1.1 million, or 14.1%, below revenues of $7.3 million for the period ended June 30, 2005.

Over-the-Counter Drug Segment
Total revenues in the Over-the-Counter Drug segment were $39.6 million for the period ended June 30, 2006 versus $33.4 million for the comparable period of 2005. This represented an increase of $6.2 million, or 18.6%, from the prior period ended June 30, 2005. The revenue increase is primarily due to strong gains in Clear eyes®, Murine® and Compound W®. In addition, The Doctor’s® brand which was acquired with the Dental Concepts acquisition in November 2005, contributed to the revenue growth in the period. Excluding sales related to The Doctor’s® brand, total revenues for this segment were up 9.3%. The Clear eyes® sales growth for the current period is a result of strong consumer consumption trends and the launch of a new item called Clear eyes® Triple Action. The increase in Murine® revenues is due primarily to the launch of three homeopathic eye and ear care products and increased shipments to international customers. The increase in Compound W® revenue is a result of improving consumer consumption trends in the current year. Little Remedies®’ revenues declined during the period as result of a weaker cough and cold season during the three month period ended March 31, 2006, which affected shipments of related product in the current period. Revenues of New Skin® were down for the period primarily as a result of continued softness in the liquid bandage category, while sales of Chloroseptic® were flat period-to-period.

Personal Care Segment
Total revenues of the Personal Care segment were $6.2 million for the period ended June 30, 2006 versus $7.3 million for the comparable period of 2005. This represented a decrease of $1.1 million, or 14.1%, from the prior period. The sales decrease is a result of continued declines in consumer consumption trends for the Cutex®, Denorex® and Prell® brands.

Household Cleaning Segment
Total revenues of the Household Cleaning segment were $30.1 million for the period ended June 30, 2006 versus $22.8 million for the comparable period of 2005. This represented an increase of $7.3 million, or 31.9%, from the prior period. Excluding the acquisition of Chore Boy®, revenues for this segment were up 14.3% for the period. The Comet® brand revenue increased during the quarter due to strong consumer consumption, expanded distribution and royalty revenues from a licensing agreement in Eastern Europe. Revenues for the Spic and Span® brand increased during the quarter as a result of increased consumer consumption and expanded distribution of the citrus fragrance dilutable product and antibacterial spray.

Gross Profit
Gross profit for the period ended June 30, 2006 was $39.6 million, compared to $34.5 million for the comparable period of 2005. This represented an increase of $5.1 million, or 14.8%, from the period ended June 30, 2005. The increase in gross profit is a result of the increased sales activity, including both increases in volume and changes in product mix. Gross profit as a percent of sales was 52.2% for the period ended June 30, 2006 versus 54.4% for the comparable period of 2005. The decrease in gross profit percentage is generally the result of higher product, packaging and transportation costs experienced in the three month period ended June 30, 2006 when compared to the three month period ended June 30, 2005. Additionally, during the period ended June 30, 2006, the Household Cleaning segment, which has a lower gross profit than the Over-the Counter segment, represented 39.6% of total revenues as compared to 35.9% of total revenues during the period ended June 30, 2005.

Over-the-Counter Drug Segment
Gross profit of the Over-the-Counter segment was $25.2 million for the period ended June 30, 2006 versus $21.7 million for the comparable period of 2005. This represented an increase of $3.5 million, or 16.0%, from the prior period. Gross profit as a percent of sales was 63.6% for the period ended June 30, 2006 versus 65.1% for the comparable period of 2005. The decrease in gross profit percentage is primarily the result of higher packaging costs incurred and higher allowances associated with international sales during the current period.

Personal Care Segment
Gross profit of the personal care segment was $2.5 million for the period ended June 30, 2006 versus $3.4 million for the comparable period of 2005. This represented a decrease of $901,000, or 26.8%, from the prior period. Gross profit as a percent of sales was 39.4% for the period ended June 30, 2006 versus 46.3% for the comparable period of 2005. The decrease in gross profit percentage is a result of increased promotional pricing allowances and product costs.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $11.9 million for the period ended June 30, 2006 versus $9.4 million for the comparable period of 2005. This represented an increase of $2.5 million, or 26.7%, from the prior period. Gross profit as a percent of sales was 39.7% for the period ended June 30, 2006 versus 41.3% for the comparable period of 2005 primarily as a result of increased product and transportation costs.

Contribution Margin
Contribution margin, defined as gross profit less advertising and promotional expenses, was $32.2 million for the period ended June 30, 2006 versus $25.8 million for the comparable period of 2005. This represented an increase of $6.4 million, or 24.8%, from the prior period. The contribution margin increase is a result of changes in sales and gross profit as previously discussed and a $1.3 million decrease in advertising and promotion spending versus the comparable period in 2005. The decline in advertising and promotions spending is a result of lower spending in the Over-the-Counter Drug and Personal Care segments.

Over-the-Counter Drug Segment
Contribution margin of the Over-the-Counter drug segment was $19.8 million for the period ended June 30, 2006 versus $15.6 million for the comparable period of 2005. The contribution margin increase is a result of the gross profit increase as previously discussed, as well as a $712,000 decrease in advertising and promotion spending in the period ended June 30, 2006. The decrease in advertising and promotion spending is primarily due to the timing of Clear eyes® advertising and promotional programs.

Personal Care Segment
Contribution margin of the personal care segment was $2.2 million for the period ended June 30, 2006 versus $2.6 million for the comparable period of 2005. This represented a decrease of $392,000, 15.3%, from the prior period. The contribution margin decrease is primarily the result of the gross profit decline as previously discussed, partially offset by a $509,000 reduction in advertising and promotion spending versus the comparable period in 2005. The reduction in advertising and promotion is related to the reduction of national media support for Cutex® offset by increased promotional pricing allowances which are recorded as a reduction of sales.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $10.3 million for the period ended June 30, 2006 versus $7.7 million for the comparable period of 2005. This represented an increase of $2.6 million, or 33.9%, from the prior period. The contribution margin increase is a result of the gross profit increase as previously discussed and slightly lower levels of advertising and promotion support. Advertising and promotion spending decreased by $82,000 versus the comparable period of the prior year as we shifted our media spending to Chore Boy® and lowered the media spending for Comet®.

General and Administrative
General and administrative expenses were $6.4 million for the period ended June 30, 2006 versus $4.9 million for the comparable period of 2005. The increase is primarily related to additional staff added during the second half of fiscal 2006 and severance compensation related to the departure of a member of management during the quarter.

Depreciation and Amortization
Depreciation and amortization expense was $2.4 million for the period ended June 30, 2006 versus $2.6 million for the comparable period of 2005. An increase in amortization of intangible assets related to the Dental Concepts acquisition was offset by a reduction of the carrying value of trademarks related to the Personal Care segment as a result of an asset impairment charge recorded in the three month period and fiscal year ended March 31, 2006.

Interest Expense
Net interest expense was $9.8 million for the period ended June 30, 2006 versus $8.5 million for the comparable period of 2005. This represented an increase of $1.3 million, or 15.1%, from the prior period. The increase in interest expense is due to the increase in interest rates associated with our variable rate indebtedness. The average cost of funds increased from 6.9% at June 30, 2005 to 7.9 % at June 30, 2006.

Income Taxes
The income tax provision for the period ended June 30, 2006 was $5.3 million, with an effective rate of 39.1%, compared to $3.8 million, with an effective rate of 39.1% for period ended June 30, 2005.

Liquidity and Capital Resources
We have financed and expect to continue to finance our operations with a combination of internally generated funds and borrowings. In February 2005, we completed an initial public offering that provided the Company with net proceeds of $416.8 million which were used to repay $184.0 million of indebtedness, to repurchase common stock held by the GTCR funds and the TCW/Crescent funds, and to redeem all of the outstanding senior preferred units and class B preferred units held by previous investors in Prestige International Holdings, LLC, the predecessor-in-interest to Prestige Brands Holdings, Inc. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.

	Three Months Ended June 30
	2006	2005
Cash provided by (used for):
Operating Activities	$21,495	$9,812
Investing Activities	(297)	(206)
Financing Activities	(7,938)	(995)

Net cash provided by operating activities was $21.5 million for period ended June 30, 2006 compared to $9.8 million for the period ended June 30, 2005. The $11.7 million increase in net cash provided by operating activities was primarily the result of the following:

•	An increase of net income of $2.3 million from $5.9 million for the period ended June 30, 2005 to $8.2 million for the period ended June 30, 2006,
•	A decrease in non-cash expenses of $467,000 for the period ended June 30, 2006 compared to the period ended June 30, 2005, and
•	An increase in cash provided by changes in the components of working capital for the period ended June 30, 2006 of $9.8 million over the period ended June 30, 2005.

Net cash used for investing activities was $297,000 for period ended June 30, 2006 compared to $206,000 for the period ended June 30, 2005. The net cash used for investing activities for the period ended June 30, 2006 was primarily the result of purchases of machinery and computer equipment, while during the period ended June 30,

2005, cash was used primarily for the acquisition of leasehold improvements for our Irvington, New York headquarters.

Net cash used for financing activities was $7.9 million for the period ended June 30, 2006 compared to $995,000 for the period ended June 30, 2005. The period-to-period increase was primarily the result of the repayment of the remaining $7.0 million indebtedness related to our Revolving Credit Facility which was drawn upon in November 2005 to fund the acquisition of Dental Concepts, LLC.

Capital Resources
On February 15, 2005, our initial public offering of common stock resulted in net proceeds of $416.8 million. The proceeds were used to repay the $100.0 million outstanding under the Tranche C Facility of our Senior Credit Facility and to redeem $84.0 million in aggregate principal amount of our existing 9.25% Senior Notes. Effective upon the completion of the IPO, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B Term Loan Facility to $200.0 million and allows for an increase in our Revolving Credit Facility up to $60.0 million.

As of June 30, 2006, we had an aggregate of $490.7 million of outstanding indebtedness, which consisted of the following:

•	$364.7 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at such time, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin. As of June 30, 2006, an aggregate of $364.7 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 7.25%.

In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which expired in June 2006. In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining interest rate cap agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $3.2 million at June 30, 2006.

The Tranche B Term Loan Facility matures in October 2011. We must make quarterly amortization payments on the Tranche B Term Loan Facility equal to $933,000, representing 0.25% of the initial principal amount of the term loan. The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009. The obligations under the Senior Credit Facility are guaranteed on a senior basis by Prestige Brands International, LLC and all of its domestic subsidiaries, other than the borrower (Prestige Brands, Inc.), and are collateralized by substantially all of our assets.

The Revolving Credit Facility and the Tranche B Term Loan Facility contain various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Revolving Credit Facility and the Tranche B Term Loan Facility, as well as the Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•	have a leverage ratio of less than 5.25 to 1.0 for the quarter ended June 30, 2006, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,
•	have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended June 30, 2006, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and

•	have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended June 30, 2006, and for each quarter thereafter until the quarter ending March 31, 2011.

At June 30, 2006, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the Revolving Credit Facility and Tranche B Term Loan Facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months. We regularly review acquisition opportunities and other potential strategic transactions, which may require additional debt or equity financing. If additional financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Commitments

As of June 30, 2006, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$490.7	$3.7	$7.5	$7.5	$472.0
Interest on long-term debt (1)	191.1	38.2	75.6	68.1	9.2
Operating leases	1.7	0.6	1.1	--	--

Total contractual cash obligations	$683.5	$42.5	$84.2	$75.6	$481.2

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 7.76%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.6 million, in the first year. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.3 million.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes of the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2006. Both the Company and Prestige Brands International, LLC utilize the same critical accounting policies. While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different conditions. The most critical accounting policies are as follows:

Revenue Recognition
We comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We have determined that the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly recognize revenue at that time. Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as slotting fees and cooperative advertising. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results. While our promotional expense for the year ended March 31, 2006 was $13.3 million, we participated in 4,700 promotional campaigns, resulting in an average cost of $2,800 per campaign. Of such amount, only 845 payments were in excess of $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the three month period ended June 30, 2006, our sales and operating income would have been adversely affected by approximately $380,000 during the period.

We also periodically run couponing programs in Sunday newspaper inserts or as on-package instant redeemable coupons. We utilize a national clearing house to process coupons redeemed by customers. At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors. During the year ended March 31, 2006, we had 20 coupon events. The amount expensed and accrued for these events during the year was $2.7 million, of which $2.4 million was redeemed during the year. During the period ended June 30, 2006, we had 4 coupon events. The amount expensed and accrued for these events during the period ended June 30, 2006 was $900,000, of which $200,000 was redeemed during the period.

Allowances for Product Returns
Due to the nature of the consumer products industry, we are required to estimate future product returns. Accordingly, we record an estimate of product returns concurrent with the recording of sales. Such estimates are made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

We construct our returns analysis by looking at the previous year’s return history for each brand. Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above. Our historical return rate has been relatively stable; for example, for the years ended March 31, 2006, 2005 and 2004, returns represented 3.5%, 3.6% and 3.6%, respectively, of gross sales. At June 30, 2006 and March 31, 2006, the allowance for sales returns was $1.8 million and $1.9 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected. Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues. Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event is remote. As noted, over the last three years, our actual product return rate has stayed within a range of 3.5% to 3.6% of gross sales. An increase of 0.1% in our estimated return rate as a percentage of sales would have adversely affected our reported sales and operating income for the period ended June 30, 2006 by approximately $76,000.

Allowances for Obsolete and Damaged Inventory
We value our inventory at the lower of cost or market value. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Many of our products are subject to expiration dating. As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery. To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less. At June 30, 2006 and March 31, 2006, the allowance for obsolete and slow moving inventory represented 4.2% and 3.0%, respectively, of total inventory. A 1.0% increase in our allowance for obsolescence at June 30, 2006 would have adversely affected our reported operating income for the three month period ended June 30, 2006 by approximately $329,000. Inventory obsolescence costs charged to operations for the three month periods ended June 30, 2006 and 2005 were 0.8% and 0.1% of net sales, respectively.

Allowance for Doubtful Accounts
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms. We maintain an allowance for doubtful accounts receivable which is based upon our historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers’ financial condition, (iii) monitor the payment history and aging of our customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance.

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition. The allowance for bad debts at June 30, 2006 and March 31, 2006 amounted to 0.3% and 0.3%, respectively, of accounts receivable. Bad debt expense for the three month period ended June 30, 2006 was $54,000, or 0.1% of net sales. For the period ended June 30, 2005, we recorded net recoveries of $7,000.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results. A 0.1% increase in our bad debt expense as a percentage of net sales would have resulted in a decrease in operating income for the three month period ended June 30, 2006 of approximately $76,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $933.0 million and $935.1 million at June 30, 2006 and March 31, 2006, respectively. As of June 30, 2006, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Goodwill	$222,651	$2,751	$72,549	$297,951

Intangible assets
Indefinite lived	374,070	--	170,893	544,963
Finite lived	70,427	19,584	30	90,041
	444,497	19,584	170,923	635,004

	$667,148	$22,335	$243,472	$932,955

Our Clear Eyes®, New-Skin®, Chloraseptic® and Compound W® brands comprised the majority of the value of the intangible assets within the Over-The-Counter segment. Denorex®, Cutex® and Prell® comprised substantially all of the intangible asset value within the Personal Care segment. The Comet®, Spic and Span® and Chore Boy® brands comprised substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. Intangible assets generally represent our trademarks and brand names. When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives. Management considers many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that the Company acquires or continues to own and promote. The most significant factors are:

•	Brand History
A brand that has been in existence for a long period of time (e.g., 25, 50 or 100 years) generally warrants a higher valuation and longer life (sometimes indefinite) than a brand that has been in existence for a very short period of time. A brand that has been in existence for an extended period of time generally has been the subject of considerable investment by its previous owner(s) to support product innovation and advertising and promotion.

•	Market Position
Consumer products that rank number one or two in their respective market generally have greater name recognition and are known as quality product offerings, which warrant a higher valuation and longer life than products that lag in the marketplace.

•	Recent and Projected Sales Growth
Recent sales results present a snapshot as to how the brand has performed in the most recent time periods and represent another factor in the determination of brand value. In addition, projected sales growth provides information about the strength and potential longevity of the brand. A brand that has both strong current and projected sales generally warrants a higher valuation and a longer life than a brand that has weak or declining sales. Similarly, consideration is given to the potential investment, in the form of advertising and promotion, that is required to reinvigorate a brand that has fallen from favor.

•	History of and Potential for Product Extensions
Consideration also is given to the product innovation that has occurred during the brand’s history and the potential for continued product innovation that will determine the brand’s future. Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

To assist in the valuation process, management engages an independent valuation firm to provide an evaluation of the acquired intangibles. After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Statements No. 141 and No. 142. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment.

On an annual basis, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and useful lives assigned to goodwill and intangible assets and tests for impairment.

Finite-Lived Intangible Assets
As mentioned above, management performs an annual review, or more frequently if necessary, to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names. In connection with this analysis, management:

•	Reviews period-to-period sales and profitability by brand,
•	Analyzes industry trends and projects brand growth rates,
•	Prepares annual sales forecasts,
•	Evaluates advertising effectiveness,
•	Analyzes gross margins,
•	Reviews contractual benefits or limitations,
•	Monitors competitors’ advertising spend and product innovation,
•	Prepares projections to measure brand viability over the estimated useful life of the intangible asset, and
•	Considers the regulatory environment, as well as industry litigation.

Should analysis of any of the aforementioned factors warrant a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life. Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value as calculated using the discounted cash flow analysis. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Indefinite-Lived Intangible Assets
In a manner similar to finite-lived intangible assets, on an annual basis, or more frequently if necessary, management analyzes current events and circumstances to determine whether the indefinite life classification for a trademark or trade name continues to be valid. Should circumstance warrant a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life.

In connection with this analysis, management also tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value. Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Goodwill
As part of its annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. In a manner similar to indefinite-lived assets, future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

In estimating the value of trademarks and trade names, as well as goodwill, at March 31, 2006, management applied a discount rate of 10.3%, the Company’s current weighted-average cost of funds, to the estimated cash flows; however that rate, as well as future cash flows may be influenced by such factors, including (i) changes in interest rates, (ii) rates of inflation, or (iii) sales or contribution margin reductions. In the event that the carrying value exceeded the estimated fair value of either intangible assets or goodwill, we would be required to recognize an impairment charge. Additionally, continued decline of the fair value ascribed to an intangible asset or a reporting unit caused by external factors may require future impairment charges.

During the three month period and fiscal year ended March 31, 2006, we recorded non-cash charges related to the impairment of intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively, because the carrying amounts of these “branded” assets exceeded their fair market values primarily as a result of declining sales caused by product competition. Should the related fair values of goodwill and intangible assets continue to be adversely affected in 2007 as a result of declining sales or margins caused by competition, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges.

Stock-Based Compensation
During 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. Statement No. 123(R) requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option or warrant),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. During the period ended June 30, 2006, we recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. No stock-based compensation charges were incurred during the period ended June 30, 2005.

Recent Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three month period ended June 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations. The recent increase in crude oil prices has had an adverse impact on transportation costs, as well as, certain petroleum based raw materials and packaging material. Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may have an adverse effect on our future operating results.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Cutex and New Skin. The Company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter has the lowest level of advertising and promotional spending as a percent of revenue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, without limitation, information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in our forward-looking statements.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report on Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Our forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks. For more information, see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K. In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	general economic conditions affecting our products and their respective markets,

•	the high level of competition in our industry and markets,

•	our dependence on a limited number of customers for a large portion of our sales,

•	disruptions in our distribution center,

•	acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	changing consumer trends or pricing pressures which may cause us to lower our prices,

•	increases in supplier prices,

•	increases in transportation fees and fuel charges,

•	changes in our senior management team,

•	our ability to protect our intellectual property rights,

•	our dependency on the reputation of our brand names,

•	shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	our level of debt, and ability to service our debt,

•	our ability to obtain additional financing, and

•	the restrictions imposed by our senior credit facility and the indenture on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At June 30, 2006, we had variable rate debt of approximately $364.7 million related to our Tranche B term loan.

In an effort to protect the Company from the adverse impact that rising interest rates would have on our variable rate debt, we have entered into various interest rate cap agreements to hedge this exposure. In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which terminated in June 2006. In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining interest rate cap agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $3.7 million. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.3 million. The fair value of the interest rate cap agreements was $3.2 million at June 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended June 30, 2006 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in the United States District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products Inc. and Pecos Pharmaceutical, Inc., as well as other unrelated parties, infringed on the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Medtech Products and Pecos Pharmaceutical. The plaintiff filed an appeal in the U.S. Court of Appeals which was denied on March 28, 2006. Subsequently, the plaintiff filed a petition for rehearing which was denied on June 30, 2006.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. The plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. The plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The lead plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, as amended, and in which the lead plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. The plaintiffs seek an unspecified amount of damages. The Court recently dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action were stayed, and management has been informed that Plaintiffs’ counsel is considering a voluntary dismissal in light of the substantially similar Consolidated Action. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy

Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. On July 24, 2006, the plaintiff in the Colorado action filed a motion for leave to amend its complaint in order to add allegations of misappropriation of trade secrets and a breach of the Secrecy Agreement. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess the probability of loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient information to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since March 31, 2006, the end our most recent fiscal year. You are advised to consider the risk factors disclosure contained in Part I, Item 1A, included in our Annual Report on Form 10-K for the year ended March 31, 2006, which are incorporated herein by reference, as they could materially affect our business, financial condition and future results from operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended June 30, 2006, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 - 4/30/06
5/1/06 - 5/31/06	3,534	$1.70	--	--
6/1/06 - 6/30/06

Total	3,534	$1.70	--	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Bylaws, as amended, of Prestige Brands Holdings, Inc.
31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

           Prestige Brands Holdings, Inc.
            Registrant

Date: August 9, 2006                                               /s/ PETER J. ANDERSON
               Peter J. Anderson
               Chief Financial Officer

            Prestige Brands International, LLC
              Registrant

Date: August 9, 2006                                             /s/PETER J. ANDERSON
               Peter J. Anderson
               Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Bylaws, as amended, of Prestige Brands Holdings, Inc.
31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.