Form 10-Q
period 2006-09-30
Prestige Brands Holdings, Inc.; Prestige Brands International, LLC
filed 2006-11-09
CIK 1295947, 1295522

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by Prestige Brands Holdings, Inc. (“PBH”) and Prestige Brands International, LLC (“PBI”). PBI, an indirect wholly-owned subsidiary of PBH, is an indirect parent company of Prestige Brands, Inc., the issuer of our 9¼% senior subordinated notes due 2012, and the parent guarantor of such notes. As the indirect holding company of PBI, PBH does not conduct ongoing business operations. As a result, the financial information for PBH and PBI are identical for the purposes of the discussion of operating results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless otherwise indicated, we have presented information throughout this Form 10-Q for PBH and its consolidated subsidiaries, including PBI. The information contained herein relating to each individual Registrant is filed by such Registrant on its own behalf. Neither Registrant makes any representation as to information relating to the other Registrant. PBI meets the conditions set forth in general instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12 b-2 of the Exchange Act).
Yes [  ]  No ☒

As of November 8, 2006, PBH had 50,007,589 shares of common stock outstanding. As of such date, Prestige International Holdings, LLC, a wholly-owned subsidiary of PBH, owned 100% of the uncertificated ownership interests of PBI.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Prestige Brands Holdings, Inc.
	Consolidated Statements of Operations - three months ended September 30, 2006
	and 2005 and six months ended September 30, 2006 and 2005 (unaudited)	2
	Consolidated Balance Sheets - September 30, 2006 and March 31, 2006 (unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Equity and
	Comprehensive Income - six months ended September 30, 2006 (unaudited)	4
	Consolidated Statements of Cash Flows - six months ended
	September 30, 2006 and 2005 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6

	Prestige Brands International, LLC
	Consolidated Statements of Operations - three months ended September 30, 2006
	and 2005 and six months ended September 30, 2006 and 2005 (unaudited)	24
	Consolidated Balance Sheets - September 30, 2006 and March 31, 2006 (unaudited)	25
	Consolidated Statement of Changes in Members’ Equity - six months
	ended September 30, 2006 (unaudited)	26
	Consolidated Statements of Cash Flows - six months ended
	September 30, 2006 and 2005 (unaudited)	27
	Notes to Unaudited Consolidated Financial Statements	28

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	61

Item 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

	Signatures	69

PART I.         FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
(In thousands, except per share data)	2006	2005	2006	2005
Revenues
Net sales	$84,033	$73,320	$159,600	$136,748
Other revenues	518	25	874	50
Total revenues	84,551	73,345	160,474	136,798

Cost of Sales
Costs of sales	41,259	35,549	77,584	64,498
Gross profit	43,292	37,796	82,890	72,300

Operating Expenses
Advertising and promotion	9,455	10,217	16,857	18,922
General and administrative	7,259	4,117	13,693	9,023
Depreciation	219	487	439	975
Amortization of intangible assets	2,193	2,148	4,386	4,296
Total operating expenses	19,126	16,969	35,375	33,216

Operating income	24,166	20,827	47,515	39,084

Other income (expense)
Interest income	403	226	588	307
Interest expense	(10,146)	(8,897)	(20,123)	(17,488)
Total other income (expense)	(9,743)	(8,671)	(19,535)	(17,181)

Income before provision for income taxes	14,423	12,156	27,980	21,903

Provision for income taxes	5,639	4,782	10,940	8,600
Net income	$8,784	$7,374	$17,040	$13,303

Basic earnings per share	$0.18	$0.15	$0.35	$0.27

Diluted earnings per share	$0.18	$0.15	$0.34	$0.27

Weighted average shares outstanding: Basic	49,451	48,791	49,389	48,757
Diluted	49,994	49,949	49,991	49,932

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2006	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$10,508	$8,200
Accounts receivable	37,447	40,042
Inventories	29,272	33,841
Deferred income tax assets	2,405	3,227
Prepaid expenses and other current assets	1,748	701
Total current assets	81,380	86,011

Property and equipment	1,527	1,653
Goodwill	302,786	297,935
Intangible assets	662,411	637,197
Other long-term assets	13,694	15,849

Total Assets	$1,061,798	$1,038,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,584	$18,065
Accrued interest payable	7,773	7,563
Income taxes payable	64	1,795
Other accrued liabilities	8,714	4,582
Current portion of long-term debt	3,730	3,730
Total current liabilities	42,865	35,735

Long-term debt	486,035	494,900
Other accrued liabilities	2,801	--
Deferred income tax liabilities	103,954	98,603

Total Liabilities	635,655	629,238

Commitments and Contingencies - Note 14

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,060 shares at September 30, 2006 and 50,056 shares at March 31, 2006	501	501
Additional paid-in capital	378,794	378,570
Treasury stock, at cost - 52 shares at September 30, 2006 and 18 shares at March 31, 2006	(36)	(30)
Accumulated other comprehensive income	587	1,109
Retained earnings	46,297	29,257
Total stockholders’ equity	426,143	409,407

Total Liabilities and Stockholders’ Equity	$1,061,798	$1,038,645
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Six Months Ended September 30, 2006
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2006	50,056	$501	$378,570	18	$(30)	$1,109	$29,257	$409,407

Stock-based compensation	4		224					224

Purchase of common stock for treasury				34	(6)			(6)

Components of comprehensive income
Net income							17,040	17,040

Amortization of interest rate caps						535		535

Unrealized loss on interest rate caps, net of income tax benefit of $423						(1,057)		(1,057)
Total comprehensive income								16,518

Balances - September 30, 2006	50,060	$501	$378,794	52	$(36)	$587	$46,297	$426,143

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30
(In thousands)	2006	2005
Operating Activities
Net income	$17,040	$13,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,825	5,271
Deferred income taxes	6,197	7,961
Amortization of deferred financing costs	1,609	1,136
Stock-based compensation	224	110
Changes in operating assets and liabilities
Accounts receivable	2,595	3,366
Inventories	5,202	(8,054)
Prepaid expenses and other current assets	(1,047)	(104)
Accounts payable	4,494	1,020
Income taxes payable	(1,731)	--
Accrued liabilities	3,326	521
Net cash provided by operating activities	42,734	24,530

Investing Activities
Purchases of equipment	(313)	(297)
Purchase of business	(31,242)	--
Net cash used for investing activities	(31,555)	(297)

Financing Activities
Repayment of long-term debt	(8,865)	(1,865)
Payment of deferred financing costs	--	(33)
Purchase of common stock for treasury	(6)	(21)
Additional costs associated with initial public offering	--	(63)
Net cash used for financing activities	(8,871)	(1,982)

Increase in cash	2,308	22,251
Cash - beginning of period	8,200	5,334

Cash - end of period	$10,508	$27,585

Supplemental Cash Flow Information
Fair value of assets acquired	$35,068	$--
Fair value of liabilities assumed	(3,826)	--
Cash paid to purchase business	$31,242	$--

Interest paid	$18,306	$16,408
Income taxes paid	$6,287	$565

   See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands Holdings, Inc. and its subsidiaries (the “Company”) are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $6.5 million and $6.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $12.2 million for each of the six month periods ended September 30, 2006 and 2005.

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

Stock-based Compensation
The Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”), effective April 1, 2005, with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (the “Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded non-cash compensation expense of $233,000 during the three month period ended September 30, 2006, and net non-cash compensation expense of $224,000 for the six months ended September 30, 2006. During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. The Company recorded non-cash compensation expense of $110,000 during the three and six month periods ended September 30, 2005.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at September 30, 2006 and March 31, 2006 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at September 30, 2006 and March 31, 2006 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after September 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three and six month periods ended September 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”). Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. Statement No. 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.  Acquisition of Wartner USA B.V.

On September 21, 2006, the Company completed the acquisition of the ownership interests of Wartner USA B.V. (“Wartner”), the owner and marketer of the Wartner® brand of over-the-counter wart treatment products. The Company expects that the Wartner brand, which is the #3 brand in the US over-the-counter wart treatment category, will enhance the Company’s leadership in the category. Additionally, the Company believes that the brand will benefit from a targeted advertising and marketing program, as well as the Company’s business model of outsourcing manufacturing and the elimination of redundant operations. The results from operations of the Wartner® brand were included within the Company’s consolidated financial statements as a component of the over-the-counter segment commencing September 21, 2006.

The purchase price of the ownership interests was approximately $35.1 million, including fees and expenses of the acquisition of $216,000 and the assumption of approximately $5.0 million of contingent payments, with an estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011. The Company funded the cash acquisition price from operating cash flows.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all preliminary valuations have been finalized. Consequently, the allocation of the purchase price is subject to refinement.

The preliminary fair values assigned to the net assets and liabilities acquired consist of the following:

(In thousands)
Inventory	$769
Intangible assets	29,600
Goodwill	4,699
Accrued liabilities	(3,826)

$31,242

The amount allocated to intangible assets of $29.6 million includes $17.8 million related to the Wartner® brand trademark which the Company estimates to have a useful life of 20 years, as well as $11.8 million related to a patent estimated to have a useful life of 14 years. Goodwill resulting from this transaction was $4.7 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table sets forth the unaudited results of the Company’s operations on a pro forma basis as if the acquisition of Wartner had been completed on April 1, 2005. The pro forma amounts for the three and six month periods ended September 30, 2005 include the pro forma results from operations of Dental Concepts, LLC, which was acquired in November 2005, as if the acquisition of Dental Concepts had been completed on April 1, 2005. The pro forma financial information is not necessarily indicative of the operating results that the combined entities would have achieved had the acquisition been consummated on April 1, 2005, nor is it necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

	Three Months Ended September 30		Six Months Ended September
(In thousands, except per share data)	2006	2005	2006	2005

Revenues	$88,096	$80,463	$167,943	$150,585

Income before provision for income taxes	$14,866	$12,300	$28,143	$22,000

Net income	$9,055	$7,442	$17,140	$13,362

Basic earnings per share	$0.18	$0.15	$0.35	$0.27

Diluted earnings per share	$0.18	$0.15	$0.34	$0.27

Weighted average shares outstanding: Basic	49,451	48,791	49,389	48,757
Diluted	49,994	49,949	49,991	49,932

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	September 30, 2006	March 31, 2006

Accounts receivable	$37,539	$40,140
Other receivables	1,553	1,870
	39,092	42,010
Less allowances for discounts, returns and uncollectible accounts	(1,645)	(1,968)

	$37,447	$40,042

4.	Inventories

Inventories consist of the following (in thousands):
	September 30, 2006	March 31, 2006

Packaging and raw materials	$2,842	$3,278
Finished goods	26,430	30,563

	$29,272	$33,841

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.5 million and $1.0 million at September 30, 2006 and March 31, 2006, respectively.

5.     Property and Equipment

Property and equipment consist of the following (in thousands):
	September 30, 2006	March 31, 2006

Machinery	$3,942	$3,722
Computer equipment	852	987
Furniture and fixtures	267	303
Leasehold improvements	340	340
	5,401	5,352

Accumulated depreciation	(3,874)	(3,699)

	$1,527	$1,653

6.     Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Balance - March 31, 2006	$222,635	$72,549	$2,751	$297,935

Additions	4,851	--	--	4,851

Balance - September 30, 2006	$227,486	$72,549	$2,751	$302,786

At September 30, 2006, approximately $33.1 million of the Company’s goodwill is deductible for income tax purposes.

7.     Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Intangibles	Finite Lived Intangibles	Total
Carrying Amounts
Balance - March 31, 2006	$544,963	$110,066	$655,029

Additions	--	29,600	29,600

Balance - September 30, 2006	$544,963	$139,666	$684,629

Accumulated Amortization
Balance - March 31, 2006	$--	$17,832	$17,832

Amortization	--	4,386	4,386

Balance - September 30, 2006	$--	$22,218	$22,218

At September 30, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending September 30
2007	$10,507
2008	10,507
2009	10,502
2010	9,086
2011	9,071
Thereafter	67,775

$117,448

8.     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2006	March 31, 2006

Accrued marketing costs	$4,989	$2,513
Accrued payroll	1,835	813
Accrued commissions	275	248
Other	1,615	1,008

	$8,714	$4,582

9.     Long-Term Debt

Long-term debt consists of the following (in thousands):
	September 30, 2006	March 31, 2006

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at September 30, 2006, the interest rate on the Revolving Credit Facility was 9.5% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At September 30, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$7,000

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At September 30, 2006, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 7.26%. Principal payments of $933,000 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the additional amount available thereunder by $50.0 million to $200.0 million, all of which is available at September 30, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	363,765	365,630

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly-owned subsidiary of Prestige Brands Holdings, Inc., and Prestige International’s wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	489,765	498,630
Current portion of long-term debt	(3,730)	(3,730)

	$486,035	$494,900

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. The Company was in compliance with its applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at September 30, 2006.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending September 30,
2007	$3,730
2008	3,730
2009	3,730
2010	3,730
2011	348,845
Thereafter	126,000

$489,765

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions. In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006. In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $2.2 million and $3.3 million at September 30, 2006 and March 31, 2006, respectively.

10.     Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through September 30, 2006.

11.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Numerator
Net income	$8,784	$7,374	$17,040	$13,303

Denominator
Denominator for basic earnings per share - weighted average shares	49,451	48,791	49,389	48,757

Dilutive effect of unvested restricted common stock	543	1,158	602	1,175

Denominator for diluted earnings per share	49,994	49,949	49,991	49,932

Earnings per Common Share:
Basic	$0.18	$0.15	$0.35	$0.27

Diluted	$0.18	$0.15	$0.34	$0.27

At September 30, 2006, 522,000 shares of restricted stock issued to officers, directors and employees were unvested, and were therefore, excluded from the calculation of basic earnings per share for the period ended September 30, 2006. However, such shares are included in the calculation of diluted earnings per share. An additional 278,000 shares of restricted stock granted to officers and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies which have not been met as of September 30, 2006. At September 30, 2005, 1.1 million shares of restricted stock issued to officers, were unvested and were therefore, excluded from the calculation of basic earnings per share for the period ended September 30, 2005.

12.	Stock-Based Compensation

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

Restricted Shares
Restricted shares granted under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. During the three month period ended September 30, 2006, the Company granted awards aggregating 156,500 shares of restricted stock with an estimated fair value of $1.3 million.

Performance Shares
On the vesting date, the recipient of performance shares will receive the difference between the closing price of the Company’s common stock on such date and the grant date price, times the number of performance shares underlying the grant. These awards may be settled in cash, common stock or some combination thereof at the option of the Company. During the three month period ended September 30, 2006, the Company granted awards aggregating 16,100 performance shares with an estimated fair value of $60,000.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control. There were no option awards during the three and six month periods ended September 30, 2006.

The fair value of option and performance share awards is estimated on the date of grant using the Black-Scholes Option Pricing Model. As of September 30, 2006, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4.0 years. However, the restricted shares vest upon the attainment of Company performance goals; if such goals are not met, no compensation cost would ultimately be recognized and any previously recognized compensation cost would be reversed. At September 30, 2006, there were 4.7 million shares available for issuance under the Plan.

13.     Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 39.1% for three and six month periods ended September 30, 2006, and 39.3% for the three and six month periods ended September 30, 2005.

14.     Commitments and Contingencies

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses.  The Company intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action were stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. Subsequent to the Court's decision on the motions to dismiss in the Consolidated Action, on August 11, 2006, the Plaintiffs in the Chicago Action agreed to dismiss the Chicago Action.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The complaint in the Colorado action has now been amended to include allegations relating to the breach of confidentiality’ and the Company has filed an answer responsive thereto. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 28, 2006, OraSure Technologies, Inc. moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the Wartner® brand, which the Company acquired on September 21, 2006. OraSure Technologies is a supplier to the Company for the Company’s Compound W Freeze Off® business. The distribution agreement in place calls for mediation of contract disputes, followed by arbitration, if necessary. The contract in question is of five years duration ending in December 2007. On October 30, 2006, the Court denied OraSure Technologies’ motion for a preliminary injunction.  To the extent the contract dispute is not resolved through mediation, the Company intends to seek resolution of the matter through arbitration.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through July 2009.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

Year Ending September 30	Facilities	Equipment	Total

2007	$535	$121	$656
2008	499	120	619
2009	324	96	420
2010	--	71	71

	$1,358	$408	$1,766

15.     Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and six month periods ended September 30, 2006 approximately 61.1% and 60.2%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and six month periods ended September 30, 2005, approximately 65.0% and 63.4%, respectively, of the Company’s total sales were derived from these four major brands. During the three month periods ended September 30, 2006 and 2005, approximately 24.1% and 24.6%, respectively, of the Company’s sales were made to one customer, while during the three and six month periods ended September 30, 2005, 22.3% and 23.2% of sales were to this customer. At September 30, 2006, approximately 19.6% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produced items that accounted for approximately 78% of the Company’s gross sales for the six month period ended September 30, 2006. The Company does not have long-term contracts with 3 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represent approximately 32% of the Company’s gross sales. The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

16.     Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.

There were no inter-segment sales or transfers during the three and six month periods ended September 30, 2006 and 2005. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin. The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended September 30, 2006
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$46,255	$30,732	$7,046	$84,033
Other revenues	--	518	--	518

Total revenues	46,255	31,250	7,046	84,551
Cost of sales	18,001	18,941	4,317	41,259

Gross profit	28,254	12,309	2,729	43,292
Advertising and promotion	7,058	2,020	377	9,455

Contribution margin	$21,196	$10,289	$2,352	33,837
Other operating expenses				9,671

Operating income				24,166
Other (income) expense				9,743
Provision for income taxes				5,639

Net income				$8,784

	Six Months Ended September 30, 2006
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$85,853	$60,470	$13,277	$159,600
Other revenues	--	874	--	874

Total revenues	85,853	61,344	13,277	160,474
Cost of sales	32,398	37,095	8,091	77,584

Gross profit	53,455	24,249	5,186	82,890
Advertising and promotion	12,483	3,710	664	16,857

Contribution margin	$40,972	$20,539	$4,522	66,033
Other operating expenses				18,518

Operating income				47,515
Other (income) expense				19,535
Provision for income taxes				10,940

Net income				$17,040

	Three Months Ended September 30, 2005
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$40,759	$25,229	$7,332	$73,320
Other revenues	--	25	--	25

Total revenues	40,759	25,254	7,332	73,345
Cost of sales	15,558	15,535	4,456	35,549

Gross profit	25,201	9,719	2,876	37,796
Advertising and promotion	7,127	1,740	1,350	10,217

Contribution margin	$18,074	$7,979	$1,526	27,579
Other operating expenses				6,752

Operating income				20,827
Other (income) expense				8,671
Provision for income taxes				4,782

Net income				$7,374

	Six Months Ended September 30, 2005
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$74,148	$48,012	$14,588	$136,748
Other revenues		50	--	50

Total revenues	74,148	48,062	14,588	136,798
Cost of sales	27,223	28,922	8,353	64,498

Gross profit	46,925	19,140	6,235	72,300
Advertising and promotion	13,266	3,510	2,146	18,922

Contribution margin	$33,659	$15,630	$4,089	53,378
Other operating expenses				14,294

Operating income				39,084
Other (income) expense				17,181
Provision for income taxes				8,600

Net income				$13,303

During the three month periods ended September 30, 2006 and 2005, approximately 96.4% and 97.6%, respectively, of the Company’s sales were made to customers in the United States and Canada, while during the six month periods ended September 30, 2006 and 2005, approximately 96.2% and 97.7%, respectively, of sales were made to customers in the United States and Canada. At September 30, 2006 and March 31, 2006, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Goodwill	$227,486	$72,549	$2,751	$302,786

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	98,566	27	18,855	117,448
	472,636	170,920	18,855	662,411

	$700,122	$243,469	$21,606	$965,197

Prestige Brands International, LLC

Unaudited Financial Statements

September 30, 2006

Prestige Brands International, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
(In thousands)	2006	2005	2006	2004
Revenues
Net sales	$84,033	$73,320	$159,600	$136,748
Other revenues	518	25	874	50
Total revenues	84,551	73,345	160,474	136,798

Cost of Sales
Costs of sales	41,259	35,549	77,584	64,498
Gross profit	43,292	37,796	82,890	72,300

Operating Expenses
Advertising and promotion	9,455	10,217	16,857	18,922
General and administrative	7,259	4,117	13,693	9,023
Depreciation	219	487	439	975
Amortization of intangible assets	2,193	2,148	4,386	4,296
Total operating expenses	19,126	16,969	35,375	33,216

Operating income	24,166	20,827	47,515	39,084

Other income (expense)
Interest income	403	226	588	307
Interest expense	(10,146)	(8,897)	(20,123)	(17,488)
Total other income (expense)	(9,743)	(8,671)	(19,535)	(17,181)

Income before provision for income taxes	14,423	12,156	27,980	21,903

Provision for income taxes	5,639	4,782	10,940	8,600
Net income	$8,784	7,374	$17,040	13,303

See accompanying notes.

Prestige Brands International, LLC
Consolidated Balance Sheets
(Unaudited)

(In thousands)
	September 30, 2006	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$10,508	$8,200
Accounts receivable	37,447	40,042
Inventories	29,272	33,841
Deferred income tax assets	2,405	3,227
Prepaid expenses and other current assets	1,748	701
Total current assets	81,380	86,011

Property and equipment	1,527	1,653
Goodwill	302,786	297,935
Intangible assets	662,411	637,197
Other long-term assets	13,694	15,849

Total Assets	$1,061,798	$1,038,645

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$22,584	$18,065
Accrued interest payable	7,773	7,563
Income taxes payable	64	1,795
Other accrued liabilities	8,714	4,582
Current portion of long-term debt	3,730	3,730
Total current liabilities	42,865	35,735

Long-term debt	486,035	494,900
Other accrued liabilities	2,801	--
Deferred income tax liabilities	103,954	98,603

Total Liabilities	635,655	629,238

Commitments and Contingencies - Note 12

Members’ Equity
Contributed capital - Prestige Holdings	370,790	370,572
Accumulated other comprehensive income	587	1,109
Retained earnings	54,766	37,726
Total members’ equity	426,143	409,407

Total liabilities and members’ equity	$1,061,798	$1,038,645

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income
Six Months Ended September 30, 2006
(Unaudited)

	Contributed Capital Prestige Holdings	Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2006	$370,572	$1,109	$37,726	$409,407

Stock-based compensation	224			224

Distribution to Prestige Holdings for the purchase of common stock for treasury	(6)			(6)

Components of comprehensive income
Net income			17,040	17,040

Amortization of interest rate caps		535		535

Unrealized loss on interest rate caps, net of tax benefit of $423		(1,057)		(1,057)
Total comprehensive income				16,518

Balances - September 30, 2006	$370,790	$587	$54,766	$426,143

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30
(In thousands)	2006	2005
Operating Activities
Net income	$17,040	$13,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,825	5,271
Deferred income taxes	6,197	7,961
Amortization of deferred financing costs	1,609	1,136
Stock-based compensation	224	110
Changes in operating assets and liabilities
Accounts receivable	2,595	3,366
Inventories	5,202	(8,054)
Prepaid expenses and other current assets	(1,047)	(104)
Accounts payable	4,494	1,020
Income taxes payable	(1,731)
Accrued liabilities	3,326	521
Net cash provided by operating activities	42,734	24,530

Investing Activities
Purchases of equipment	(313)	(297)
Purchase of business	(31,242)	--
Net cash used for investing activities	(31,555)	(297)

Financing Activities
Repayment of long-term debt	(8,865)	(1,865)
Distribution to Prestige Holdings for the purchase of common stock for treasury	(6)	(21)
Payment of deferred financing costs	--	(33)
Additional costs associated with initial public offering	--	(63)
Net cash used for financing activities	(8,871)	(1,982)

Increase in cash	2,308	22,251
Cash - beginning of period	8,200	5,334

Cash - end of period	$10,508	$27,585

Supplemental Cash Flow Information
Fair value of assets acquired	$35,068	$--
Fair value of liabilities assumed	(3,826)	--
Cash paid to purchase business	$31,242	$--

Interest paid	$18,306	$16,408
Income taxes paid	$6,287	$565

See accompanying notes.

Prestige Brands International, LLC
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands International, LLC (“PBI” or the “Company”) is an indirect wholly-owned subsidiary of Prestige Brands Holdings, Inc. (“PBH”) and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility consisting of a Revolving Credit Facility and a Tranche B Term Loan Facility (together the “Senior Credit Facility”). PBI is a holding company with no assets or operations and is also the parent guarantor of the Senior Notes and Senior Credit Facility. PBH through its subsidiaries, is engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $6.5 million and $6.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $12.2 million for each of the six month periods ended September 30, 2006 and 2005.

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

Stock-based Compensation
In connection with PBH’s IPO, the Board of Directors of PBH adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of PBH and its subsidiaries, as well as others performing services for PBH or its subsidiaries, are eligible for grants under the Plan. At September 30, 2006, there were 4.8 million shares available for issuance under the Plan.

The Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”), effective April 1, 2005, with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award since the benefits, as well as the costs associated with these relationships were contributed to the Company. Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded non-cash compensation expense of $233,000 during the three month period ended September 30, 2006, and net non-cash compensation expense of $224,000 for the six months ended September 30, 2006. During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. The Company recorded non-cash compensation expense of $110,000 during the three and six month periods ended September 30, 2005.

Income Taxes
PBI is a limited liability company and by itself is not a taxable entity. However, PBI’s operating subsidiaries are taxable entities which are included in the consolidated corporate Federal income tax return of PBH. Since PBH is not an operating entity, and by itself would not incur any income tax liability, income taxes are “pushed down” and allocated to the various operating entities.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at September 30, 2006 and March 31, 2006 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at September 30, 2006 and March 31, 2006 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three and six month periods ended September 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”). Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.

Statement No. 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.      Acquisition of Wartner USA B.V.

On September 21, 2006, the Company completed the acquisition of the ownership interests of Wartner USA B.V. (“Wartner”), the owner and marketer of the Wartner® brand of over-the-counter wart treatment products. The Company expects that the Wartner brand, which is the #3 brand in the US over-the-counter wart treatment category, will enhance the Company’s leadership in the category. Additionally, the Company believes that the brand will benefit from a targeted advertising and marketing program, as well as the Company’s business model of outsourcing manufacturing and the elimination of redundant operations. The results from operations of the Wartner® brand were included within the Company’s financial statements as a component of the over-the-counter segment commencing September 21, 2006.

The purchase price of the ownership interests was approximately $35.1 million, including fees and expenses of the acquisition of $216,000 and the assumption of approximately $5.0 million of contingent payments, with an estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011. The Company funded the cash acquisition price from operating cash flows.

The following table summarizes the estimated fair values of the assets and liabilities acquired at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all preliminary valuations have been finalized. Consequently, the allocation of the purchase price is subject to refinement.

The preliminary fair values assigned to the net assets and liabilities acquired consist of the following:

(In thousands)
Inventory	$769
Intangible assets	29,600
Goodwill	4,699
Accrued liabilities	(3,826)

$31,242

The amount allocated to intangible assets of $29.6 million includes $17.8 million related to the Wartner® brand trademark which the Company estimates to have a useful life of 20 years, as well as $11.8 million related to a patent estimated to have a useful life of 14 years. Goodwill resulting from this transaction was $4.7 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table sets forth the unaudited results of the Company’s operations on a pro forma basis as if the acquisition of Wartner had been completed on April 1, 2005. The pro forma amounts for the three and six month periods ended September 30, 2005 include the pro forma results from operations of Dental Concepts, LLC, which was acquired in November 2005, as if the acquisition of Dental Concepts had been completed on April 1, 2005. The pro forma financial information is not necessarily indicative of the operating results that the combined entities would have achieved had the acquisition been consummated on April 1, 2005, nor is it necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

	Three Months Ended September 30		Six Months Ended September
(In thousands)	2006	2005	2006	2005

Revenues	$88,096	$80,463	$167,943	$150,585

Income before provision for income taxes	$14,866	$12,300	$28,143	$22,000

Net income	$9,055	$7,442	$17,140	$13,362

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	September 30, 2006	March 31, 2006

Accounts receivable	$37,539	$40,140
Other receivables	1,553	1,870
	39,092	42,010
Less allowances for discounts, returns and uncollectible accounts	(1,645)	(1,968)

	$37,447	$40,042

4.	Inventories

Inventories consist of the following (in thousands):
	September 30, 2006	March 31, 2006

Packaging and raw materials	$2,842	$3,278
Finished goods	26,430	30,563

	$29,272	$33,841

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.5 million and $1.0 million at September 30, 2006 and March 31, 2006, respectively.

5.     Property and Equipment

Property and equipment consist of the following (in thousands):
	September 30, 2006	March 31, 2006

Machinery	$3,942	$3,722
Computer equipment	852	987
Furniture and fixtures	267	303
Leasehold improvements	340	340
	5,401	5,352

Accumulated depreciation	(3,874)	(3,699)

	$1,527	$1,653

6.     Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Balance - March 31, 2006	$222,635	$72,549	$2,751	$297,935

Additions	4,851	--	--	4,851

Balance - September 30, 2006	$227,486	$72,549	$2,751	$302,786

At September 30, 2006, approximately $33.1 million of the Company’s goodwill is deductible for income tax purposes.

7.     Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Intangibles	Finite Lived Intangibles	Total
Carrying Amounts
Balance - March 31, 2006	$544,963	$110,066	$655,029

Additions	--	29,600	29,600

Balance - September 30, 2006	$544,963	$139,666	$684,629

Accumulated Amortization
Balance - March 31, 2006	$--	$17,832	$17,832

Amortization	--	4,386	4,386

Balance - September 30, 2006	$--	$22,218	$22,218

At September 30, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending September 30
2007	$10,507
2008	10,507
2009	10,502
2010	9,086
2011	9,071
Thereafter	67,775

$117,448

8.     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2006	March 31, 2006

Accrued marketing costs	$4,989	$2,513
Accrued payroll	1,835	813
Accrued commissions	275	248
Other	1,615	1,008

	$8,714	$4,582

9.     Long-Term Debt

Long-term debt consists of the following (in thousands):
	September 30, 2006	March 31, 2006

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at September 30, 2006, the interest rate on the Revolving Credit Facility was 9.5% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At September 30, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$7,000

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At September 30, 2006, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 7.26%. Principal payments of $933,000 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the additional amount available thereunder by $50.0 million to $200.0 million, all of which is available at September 30, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	363,765	365,630

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
	126,000	126,000

	489,765	498,630
Current portion of long-term debt	(3,730)	(3,730)

	$486,035	$494,900

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. The Company was in compliance with its applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at September 30, 2006.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending September 30,
2007	$3,730
2008	3,730
2009	3,730
2000	3,730
2011	348,845
Thereafter	126,000

$489,765

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions. In June 2005, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006. In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $2.2 million and $3.3 million at September 30, 2006 and March 31, 2006, respectively.

10.     Stock-Based Compensation

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

Restricted Shares
Restricted shares granted under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. During the three month period ended September 30, 2006, the Company granted awards aggregating 156,500 shares of restricted stock with an estimated fair value of $1.3 million.

Performance Shares
On the vesting date, the recipient of performance shares will receive the difference between the closing price of the Company’s common stock on such date and the grant date price, times the number of performance shares underlying the grant. These awards may be settled in cash, common stock or some combination thereof at the option of the Company. During the three month period ended September 30, 2006, the Company granted awards aggregating 16,100 performance shares with an estimated fair value of $60,000.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control. There were no option awards during the three and six month periods ended September 30, 2006.

The fair value of option and performance share awards is estimated on the date of grant using the Black-Scholes Option Pricing Model. As of September 30, 2006, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4.0 years. However, the restricted shares vest upon the attainment of Company performance goals; if such goals are not met, no compensation cost would ultimately be recognized and any previously recognized compensation cost would be reversed. At September 30, 2006, there were 4.7 million shares available for issuance under the Plan.

11.     Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 39.1% for three and six month periods ended September 30, 2006, and 39.3% for the three and six month periods ended September 30, 2005.

12.    Commitments and Contingencies

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses.  The Company intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action were stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. Subsequent to the Court's decision on the motions to dismiss in the Consolidated Action, on August 11, 2006, the Plaintiffs in the Chicago Action agreed to dismiss the Chicago Action.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The complaint in the Colorado action has now been amended to include allegations relating to the breach of confidentiality’ and the Company has filed an answer responsive thereto. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 28, 2006, OraSure Technologies, Inc. moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the Wartner® brand, which the Company acquired on September 21, 2006. OraSure Technologies is a supplier to the Company for the Company’s Compound W Freeze Off® business. The distribution agreement in place calls for mediation of contract disputes, followed by arbitration, if necessary. The contract in question is of five years duration ending in December 2007. On October 30, 2006, the Court denied OraSure Technologies’ motion for a preliminary injunction.  To the extent the contract dispute is not resolved through mediation, the Company intends to seek resolution of the matter through arbitration.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through July 2009.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

Year Ending September 30	Facilities	Equipment	Total

2007	$535	$121	$656
2008	499	120	619
2009	324	96	420
2010	--	71	71

	$1,358	$408	$1,766

13.     Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and six month periods ended September 30, 2006 approximately 61.1% and 60.2%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and six month periods ended September 30, 2005, approximately 65.0% and 63.4%, respectively, of the Company’s total sales were derived from these four major brands. During the three month periods ended September 30, 2006 and 2005, approximately 24.1% and 24.6%, respectively, of the Company’s sales were made to one customer, while during the three and six month periods ended September 30, 2005, 22.3% and 23.2% of sales were to this customer. At September 30, 2006, approximately 19.6% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produced items that accounted for approximately 78% of the Company’s gross sales for the six month period ended September 30, 2006. The Company does not have long-term contracts with 3 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represent approximately 32% of the Company’s gross sales. The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

14.     Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.

There were no inter-segment sales or transfers during the three and six month periods ended September 30, 2006 and 2005. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin. The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended September 30, 2006
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$46,255	$30,732	$7,046	$84,033
Other revenues	--	518	--	518

Total revenues	46,255	31,250	7,046	84,551
Cost of sales	18,001	18,941	4,317	41,259

Gross profit	28,254	12,309	2,729	43,292
Advertising and promotion	7,058	2,020	377	9,455

Contribution margin	$21,196	$10,289	$2,352	33,837
Other operating expenses				9,671

Operating income				24,166
Other (income) expense				9,743
Provision for income taxes				5,639

Net income				$8,784

	Six Months Ended September 30, 2006
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$85,853	$60,470	$13,277	$159,600
Other revenues	--	874	--	874

Total revenues	85,853	61,344	13,277	160,474
Cost of sales	32,398	37,095	8,091	77,584

Gross profit	53,455	24,249	5,186	82,890
Advertising and promotion	12,483	3,710	664	16,857

Contribution margin	$40,972	$20,539	$4,522	66,033
Other operating expenses				18,518

Operating income				47,515
Other (income) expense				19,535
Provision for income taxes				10,940

Net income				$17,040

	Three Months Ended September 30, 2005
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$40,759	$25,229	$7,332	$73,320
Other revenues	--	25	--	25

Total revenues	40,759	25,254	7,332	73,345
Cost of sales	15,558	15,535	4,456	35,549

Gross profit	25,201	9,719	2,876	37,796
Advertising and promotion	7,127	1,740	1,350	10,217

Contribution margin	$18,074	$7,979	$1,526	27,579
Other operating expenses				6,752

Operating income				20,827
Other (income) expense				8,671
Provision for income taxes				4,782

Net income				$7,374

	Six Months Ended September 30, 2005
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$74,148	$48,012	$14,588	$136,748
Other revenues		50	--	50

Total revenues	74,148	48,062	14,588	136,798
Cost of sales	27,223	28,922	8,353	64,498

Gross profit	46,925	19,140	6,235	72,300
Advertising and promotion	13,266	3,510	2,146	18,922

Contribution margin	$33,659	$15,630	$4,089	53,378
Other operating expenses				14,294

Operating income				39,084
Other (income) expense				17,181
Provision for income taxes				8,600

Net income				$13,303

During the three month periods ended September 30, 2006 and 2005, approximately 96.4% and 97.6%, respectively, of the Company’s sales were made to customers in the United States and Canada, while during the six month periods ended September 30, 2006 and 2005, approximately 96.2% and 97.7%, respectively, of sales were made to customers in the United States and Canada. At September 30, 2006 and March 31, 2006, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Goodwill	$227,486	$72,549	$2,751	$302,786

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	98,566	27	18,855	117,448
	472,636	170,920	18,855	662,411

	$700,122	$243,469	$21,606	$965,197

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

On September 21, 2006, we completed the acquisition of the ownership interests of Wartner USA B.V., a privately held limited liability company, and the intellectual property associated with the “Wartner®” brand of over-the-counter wart treatment products. The purchase price of this acquisition was $35.1 million, inclusive of direct costs of the acquisition of $216,000, and the assumption of approximately $5.0 million of contingent payments to the former owner.

On October 28, 2005, we completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges. The purchase price of this acquisition was $22.6 million, including direct costs of $400,000. We purchased the Chore Boy® brand with funds generated from operations.

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

We expect that the Wartner® brand will benefit from our business model of outsourcing manufacturing and increasing awareness though targeted marketing and advertising and that both, the Chore Boy® and The Doctor’s® product lines will continue to benefit from our model.

Three Month Period Ended September 30, 2006 compared to the Three Month
     Period Ended September 30, 2005

Total Revenues
Total revenues for the period ended September 30, 2006 were $84.6 million, compared to $73.3 million for the comparable period of 2005. This represented an increase of $11.2 million, or 15.3%, from the prior period. Excluding the impact of the Chore Boy® and The Doctor’s® brands, which were acquired in October and November 2005, respectively, revenues were up 6.7%. The Over-the-Counter Drug segment had revenues of $46.3 million for the period ended September 30, 2006, an increase of $5.5 million, or 13.5%, above revenues of $40.8 million for the period ended September 30, 2005. The Household Cleaning segment had revenues of $31.3 million for the period ended September 30, 2006, an increase of $6.0 million, or 23.7%, above revenues of $25.3 million for the period ended September 30, 2005. The Personal Care segment had revenues of $7.0 million for the period ended September 30, 2006, a decrease of $286,000, or 3.9%, below revenues of $7.3 million for the period ended September 30, 2005.

Over-the-Counter Drug Segment
Total revenues in the Over-the-Counter Drug segment were $46.3 million for the period ended September 30, 2006 versus $40.8 million for the comparable period of 2005. This represented an increase of $5.5 million, or 13.5%, over the prior period ended September 30, 2005. The revenue increase is primarily due to strong gains for Clear eyes®, Little Remedies®, Chloraseptic®, Murine®, and Compound W®. In addition, The Doctor’s® brand which was acquired with the Dental Concepts acquisition in November 2005, contributed to the revenue growth in the period. Excluding sales related to The Doctor’s® brand, total revenues for this segment were up 5.0%. The Clear eyes® sales growth for the current period is a result of continued strong consumer consumption trends and the launch of Clear eyes® Triple Action. Little Remedies’ revenue increased during the period primarily as a result of strong consumer consumption. The increase in Murine® revenues is due primarily to the three new homeopathic eye and ear care products that were launched during the three month period ended June 30, 2006. Chloraseptic revenue’s increased during the period as a result of the launch of five new items during the current period. The increase in Compound W® revenue is a result of relatively weak shipments for the same period last year. Revenues of New Skin® continued to decline during the period primarily as a result of continued softness in the liquid bandage category.

Household Cleaning Segment
Total revenues of the Household Cleaning segment were $31.2 million for the period ended September 30, 2006 versus $25.3 million for the comparable period of 2005. This represented an increase of $6.0 million, or 23.7%, over the prior period. Excluding the acquisition of Chore Boy®, revenues for this segment were up 12.5% for the period. The Comet® brand revenue increased during the quarter due to strong consumer consumption, expanded distribution and royalty revenues earned from licensing agreements in Eastern Europe and for institutional sales in North America. Revenues for the Spic and Span® brand increased during the period as a result of increased consumer consumption and expanded distribution of the dilutable products and antibacterial spray.

Personal Care Segment
Total revenues of the Personal Care segment were $7.0 million for the period ended September 30, 2006 versus $7.3 million for the comparable period of 2005. This represented a decrease of $286,000, or 3.9%, from the prior period. The sales decrease is a result of continued declines in consumer consumption trends for the Cutex®, Denorex® and Prell® brands.

Gross Profit
Gross profit for the period ended September 30, 2006 was $43.3 million, compared to $37.8 million for the comparable period of 2005. This represented an increase of $5.5 million, or 14.5%, over the period ended September 30, 2005. The increase in gross profit is primarily a result of the increased sales activity. Gross profit as a percent of sales was 51.2% for the period ended September 30, 2006 versus 51.5% for the comparable period of 2005. The decrease in gross profit percentage is generally the result of increased shipments to non-North American markets which have a lower margin than our domestic markets. Revenues from markets outside of North America represented 3.6% of total revenues during the period versus 2.4% for the same period last year.

The lower margin on non-North American shipments results from our shifting the responsibility for advertising and promotional spending in these new markets to the distributor via a lower sales price.  Additionally, during the three month period ended September 30, 2006, the Household Cleaning segment, which has a lower gross profit than the Over-the-Counter segment, represented 36.9% of total revenues as compared to 34.4% of total revenues during the three month period ended September 30, 2005.

Over-the-Counter Drug Segment
Gross profit of the Over-the-Counter segment was $28.3 million for the period ended September 30, 2006 versus $25.2 million for the comparable period of 2005. This represented an increase of $3.1 million, or 12.1%, over the prior period which was caused primarily by the increase in revenues. Gross profit as a percent of sales was 61.1% for the period ended September 30, 2006 versus 61.8% for the comparable period of 2005. The decrease in gross profit percentage is primarily the result higher allowances associated with international sales during the current period.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $12.3 million for the period ended September 30, 2006 versus $9.7 million for the comparable period of 2005. This represented an increase of $2.6 million, or 26.6%, over the prior period which was caused primarily by the increase in revenues. Gross profit as a percent of sales was 39.4% for the period ended September 30, 2006 versus 38.5% for the comparable period of 2005. The increase in gross profit percentage is primarily a result of an increase in royalties earned, which have no associated costs, from our international and institutional licensing arrangements with Procter & Gamble.

Personal Care Segment
Gross profit of the personal care segment was $2.7 million for the period ended September 30, 2006 versus $2.9 million for the comparable period of 2005. This represented a decrease of $147,000, or 5.1%, from the prior period which was caused primarily by the reduction in revenues. Gross profit as a percent of sales was 38.7% for the period ended September 30, 2006 versus 39.2% for the comparable period of 2005. The decrease in gross profit percentage is a result of increased promotional pricing allowances and product costs.

Contribution Margin
Contribution margin, defined as gross profit less advertising and promotional expenses, was $33.8 million for the period ended September 30, 2006 versus $27.6 million for the comparable period of 2005. This represented an increase of $6.3 million, or 22.7%, from the prior period. The contribution margin increase is a result of changes in sales and gross profit as previously discussed, and an $762,000 decrease in advertising and promotion spending versus the comparable period in 2005. The decline in advertising and promotions spending is primarily a result of lower spending in the Personal Care segment.

Over-the-Counter Drug Segment
Contribution margin of the Over-the-Counter drug segment was $21.2 million for the period ended September 30, 2006 versus $18.1 million for the comparable period of 2005. This represented an increase of $3.1 million, or 17.3%, over the prior period. The contribution margin increase is a result of the gross profit increase as previously discussed, as well as a $69,000 decrease in advertising and promotion spending in the period ended September 30, 2006. The slight decrease in advertising and promotion spending is primarily due to the timing of Clear eyes® advertising and promotional programs, offset by the aquisition of Dental Concepts.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $10.3 million for the period ended September 30, 2006 versus $8.0 million for the comparable period of 2005. This represented an increase of $2.3 million, or 29.0%, from the prior period. The contribution margin increase is a result of the gross profit increase as previously discussed, partially offset by an increase of advertising and promotion support. The $280,000 increase in advertising and promotion spending is primarily a result of the Chore Boy® acquisition.

Personal Care Segment
Contribution margin of the personal care segment was $2.4 million for the period ended September 30, 2006 versus $1.5 million for the comparable period of 2005. This represented an increase of $826,000, or 54.0%, from the prior period. The contribution margin increase is primarily the result of a $973,000 reduction in advertising and promotion spending versus the comparable period in 2005, offset by the gross profit decline as previously discussed.  The reduction in advertising and promotion is related to the reduction of national media support for Cutex®, as we have shifted some of our advertising spending by increasing our promotional pricing allowances which are recorded as a reduction of sales.

General and Administrative
General and administrative expenses were $7.3 million for the period ended September 30, 2006 versus $4.1 million for the comparable period of 2005. The increase is primarily related to higher compensation costs as a result of additional staff added during the second half of our fiscal year ended March 31, 2006, increased stock-based compensation costs, as well as increased legal and professional fees.

Depreciation and Amortization
Depreciation and amortization expense was $2.4 million for the period ended September 30, 2006 versus $2.6 million for the comparable period of 2005. An increase in amortization of intangible assets related to the Dental Concepts acquisition was offset by a reduction of the carrying value of trademarks related to the Personal Care segment resulting from an asset impairment charge of $7.4 million recorded during the three month period ended March 31, 2006.

Interest Expense
Net interest expense was $9.7 million for the period ended September 30, 2006 versus $8.7 million for the comparable period of 2005. This represented an increase of $1.1 million, or 12.4%, from the prior period. The increase in interest expense is due to the increase in interest rates associated with our variable rate indebtedness. The average cost of funds increased from 7.0% at September 30, 2005 to 8.0% at September 30, 2006.

Income Taxes
The income tax provision for the period ended September 30, 2006 was $5.6 million, with an effective rate of 39.1%, compared to $4.8 million, with an effective rate of 39.3% for period ended September 30, 2005.

Sixth Month Period Ended September 30, 2006 compared to the Six Month
   Period Ended September 30, 2005

Total Revenues
Total revenues for the six month period ended September 30, 2006 were $160.5 million, compared to $136.8 million for the comparable period of 2005. This represented an increase of $23.7 million, or 17.3%, from the prior period. Excluding the impact of the Chore Boy® and The Doctor’s® brand, which were acquired in October and November 2005, respectively, revenues were up 7.5%. The Over-the-Counter Drug segment had revenues of $85.9 million for the six month period ended September 30, 2006, an increase of $11.7 million, or 15.8%, above revenues of $74.1 million for the six month period ended September 30, 2005. The Household Cleaning segment had revenues of $61.3 million for the six month period ended September 30, 2006, an increase of $13.3 million, or 27.6%, above revenues of $48.1 million for the six month period ended September 30, 2005. The Personal Care segment had revenues of $13.3 million for the six month period ended September 30, 2006, a decrease of $1.3 million, or 9.0%, below revenues of $14.6 million for the six month period ended September 30, 2005.

Over-the-Counter Drug Segment
Total revenues of the Over-the-Counter Drug segment were $85.8 million for the six month period ended September 30, 2006 versus $74.1 million for the comparable period of 2005. This represented an increase of $11.7 million, or 15.8%, from the prior period ended September 30, 2005. The revenue increase is primarily due to strong gains across all major brands in the segment. In addition, The Doctor’s® brand, which was acquired with the Dental Concepts acquisition in November 2005, contributed to the revenue growth in the period. Excluding sales related to The Doctor’s® brand, total revenues for this segment were up 7.0%. Clear eyes® sales growth for the current period is a result of strong consumer consumption trends and the launch of Clear eyes® Triple Action. Murine® revenue increased primarily due to the launch of three homeopathic eye and ear care products during the three month period ended June 30, 2006, and increased shipments to international customers. Compound W® revenue increased due to relatively weak shipments for the same period last year.  Little Remedies’ revenue increased during the six month period primarily as a result of strong consumer consumption. Chloraseptic revenue increased during the six month period primarily as a result of five new items launched during the three month period ended September 30, 2006. Revenues of New Skin® were down for the six month period primarily as a result of continued softness in the liquid bandage category.

Household Cleaning Segment
Total revenues of the Household Cleaning segment were $61.3 million for the six month period ended September 30, 2006 versus $48.1 million for the comparable period of 2005. This represented an increase of $13.3 million, or 27.6%, from the prior period. Excluding the acquisition of Chore Boy®, revenues for this segment were up 13.3% for the six month period. The Comet® brand revenue increased during the six month period due to strong consumer consumption, expanded distribution and royalty revenues earned from licensing agreements in Eastern Europe and for institutional sales in North America. Revenues for the Spic and Span® brand increased during the six month period as a result of increased consumer consumption and expanded distribution of dilutable product and antibacterial spray.

Personal Care Segment
Total revenues of the Personal Care segment were $13.3 million for the six month period ended September 30, 2006 versus $14.6 million for the comparable period of 2005. This represented a decrease of $1.3 million, or 9.0%, from the prior period. The sales decrease is a result of continued declines in consumer consumption trends for the Cutex®, Denorex® and Prell® brands.

Gross Profit
Gross profit for the six month period ended September 30, 2006 was $82.9 million, compared to $72.3 million for the comparable period of 2005. This represented an increase of $10.6 million, or 14.7%, from the six month period ended September 30, 2005. The increase in gross profit is a result of the increased revenues. Gross profit as a percent of sales was 51.7% for the six month period ended September 30, 2006 versus 52.9% for the comparable period of 2005. The decrease in gross profit percentage is generally the result of higher product costs and increased shipments to non-North American markets which have a lower margin than our domestic markets. Shipments to markets outside of North America represented 3.8% of total revenues during the six month period versus 2.3% for the same period last year. Additionally, during the six month period ended September 30, 2006, the Household Cleaning segment, which has a lower gross profit than the Over-the Counter segment, represented 38.2% of total revenues as compared to 35.1% of total revenues during the six month period ended September 30, 2005.

Over-the-Counter Drug Segment
Gross profit of the Over-the-Counter segment was $53.5 million for the six month period ended September 30, 2006 versus $46.9 million for the comparable period of 2005. This increase of $6.5 million, or 13.9%, over the prior period resulted primarily from the increase in revenues. Gross profit as a percent of sales was 62.3% for the six month period ended September 30, 2006 versus 63.3% for the comparable period of 2005. The decrease in gross profit percentage is primarily the result of higher packaging costs incurred and higher allowances associated with international sales during the current period.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $24.2 million for the six month period ended September 30, 2006 versus $19.1 million for the comparable period of 2005. This increase of $5.1 million, or 26.7%, over the prior period resulted primarily from the increase in revenues. Gross profit as a percent of sales was 39.5% for the six month period ended September 30, 2006 versus 39.8% for the comparable period of 2005, primarily as a result of increased product and transportation costs, partially offset by royalties earned, with no associated costs, from our international and institutional licensing arrangements with Procter & Gamble.

Personal Care Segment
Gross profit of the personal care segment was $5.2 million for the six month period ended September 30, 2006 versus $6.2 million for the comparable period of 2005. This decrease of $1.0 million, or 16.8%, from the prior period resulted primarily from the decrease in revenues. Gross profit as a percent of sales was 39.1% for the six month period ended September 30, 2006 versus 42.7% for the comparable period of 2005. The decrease in gross profit percentage is a result of increased promotional pricing allowances and product costs.

Contribution Margin
Contribution margin, defined as gross profit less advertising and promotional expenses, was $66.0 million for the six month period ended September 30, 2006 versus $53.4 million for the comparable period of 2005. This represented an increase of $12.6 million, or 23.7%, from the prior period. The contribution margin increase is a result of increases in revenues and gross profit as previously discussed and a $2.1 million decrease in advertising and promotion spending versus the comparable period in 2005. The decline in advertising and promotion spending is primarily a result of lower spending in the Over-the-Counter Drug and Personal Care segments.

Over-the-Counter Drug Segment
Contribution margin of the Over-the-Counter drug segment was $41.0 million for the six month period ended September 30, 2006 versus $33.7 million for the comparable period of 2005. The contribution margin increase is a result of the gross profit increase as previously discussed, as well as an $783,000 decrease in advertising and promotion spending in the six month period ended September 30, 2006. The decrease in advertising and promotion spending is primarily due to the timing of Clear eyes® advertising and promotional programs and a reduction in New Skin advertising, partially offset by spending against the Doctors’s brand, which was acquired in November 2005.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $20.5 million for the six month period ended September 30, 2006 versus $15.6 million for the comparable period of 2005. This represented an increase of $4.9 million, or 31.4%, from the prior period. The contribution margin increase is a result of the gross profit increase as previously discussed, partially offset by slightly higher advertising and promotion support. Advertising and promotion spending increased by $200,000 versus the comparable period of the prior year primarily due to the spending against Chore Boy®, partially offset by lower media spending for Comet®.

Personal Care Segment
Contribution margin of the personal care segment was $4.5 million for the six month period ended September 30, 2006 versus $4.1 million for the comparable period of 2005. This represented an increase of $433,000, or 10.6%, from the prior period. The contribution margin increase is primarily the result of the gross profit decline as previously discussed, offset by a $1.5 million reduction in advertising and promotion spending versus the comparable period in 2005. The reduction in advertising and promotion is related to the reduction of national media support for Cutex®, as we have shifted some of our advertising spending by increasing our promotional pricing allowances which are recorded as a reduction of sales.

General and Administrative
General and administrative expenses were $13.7 million for the six month period ended September 30, 2006 versus $9.0 million for the comparable period of 2005. The increase is primarily related to additional staff added during the second half of our fiscal year ended March 31, 2006, severance compensation related to the departure of a member of management during the three month period ended June 30, 2006, increased stock-based compensation costs, as well as increased legal and professional fees.

Depreciation and Amortization
Depreciation and amortization expense was $4.8 million for the six month period ended September 30, 2006 versus $5.3 million for the comparable period of 2005. An increase in amortization related to intangible assets purchased in the Dental Concepts acquisition was offset by a reduction of the carrying value of certain trademarks. During the three month period ended March 31, 2006, we recognized an asset impairment charge of approximately $7.4 million related to intangible assets in our Personal Care segment.

Interest Expense
Net interest expense was $19.5 million for the six month period ended September 30, 2006 versus $17.2 million for the comparable period of 2005. This represented an increase of $2.4 million, or 13.7%, from the prior period. The increase in interest expense is due to the increase in interest rates associated with our variable rate indebtedness. The average cost of funds increased from 6.9% at September 30, 2005 to 7.9% at September 30, 2006.

Income Taxes
The income tax provision for the six month period ended September 30, 2006 was $10.9 million, with an effective rate of 39.1%, compared to $8.6 million, with an effective rate of 39.3% for period ended September 30, 2005.

Liquidity and Capital Resources
We have financed and expect to continue to finance our operations with a combination of internally generated funds and borrowings. In February 2005, we completed an initial public offering that provided the Company with net proceeds of $416.8 million which were used to repay the $100.0 million outstanding under the Tranche C Facility of our Senior Credit Facility, to redeem $84.0 million in aggregate principal amount of our existing 9.25% Senior Notes, to repurchase common stock held by the GTCR funds and the TCW/Crescent funds, and to redeem all of the outstanding senior preferred units and class B preferred units held by previous investors in Prestige International Holdings, LLC, the predecessor-in-interest to Prestige Brands Holdings, Inc. Effective upon the completion of the IPO, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B Term Loan Facility to $200.0 million and allows for an increase in our Revolving Credit Facility up to $60.0 million. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.

	Six Months Ended September 30
(In thousands)	2006	2005
Cash provided by (used for):
Operating Activities	$42,734	$24,530
Investing Activities	(31,555)	(297)
Financing Activities	(8,871)	(1,982)

Net cash provided by operating activities was $42.7 million for the six month period ended September 30, 2006 compared to $24.5 million for the six month period ended September 30, 2005. The $18.2 million increase in net cash provided by operating activities was primarily the result of the following:

•	An increase of net income of $3.7 million from $13.3 million for the six month period ended September 30, 2005 to $17.0 million for the six month period ended September 30, 2006,
•	A decrease in non-cash expenses of $1.6 million for the six month period ended September 30, 2006 compared to the six month period ended September 30, 2005, and
•	An increase in cash provided by changes in the components of working capital for the six month period ended September 30, 2006 of $16.1 million over the six month period ended September 30, 2005.

Net cash used for investing activities was $31.6 million for the six month period ended September 30, 2006 compared to $297,000 for the six month period ended September 30, 2005. The net cash used for investing activities for the six month period ended September 30, 2006, was primarily the result of the acquisition of Wartner USA, B.V., while during the six month period ended September 30, 2005, cash was used primarily for the acquisition of leasehold improvements for our Irvington, New York headquarters.

Net cash used for financing activities was $8.9 million for the six month period ended September 30, 2006 compared to $2.0 million for the six month period ended September 30, 2005. The period-to-period increase was primarily the result of the repayment of $7.0 million indebtedness related to our Revolving Credit Facility which was drawn upon in November 2005 to fund the acquisition of Dental Concepts, LLC.

Capital Resources

As of September 30, 2006, we had an aggregate of $489.8 million of outstanding indebtedness, which consisted of the following:

•	$363.8 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at such time, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin. As of September 30, 2006, an aggregate of $363.8 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 7.26%.

In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which expired in June 2006. In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining interest rate cap agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $2.2 million at September 30, 2006.

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

The Revolving Credit Facility and the Tranche B Term Loan Facility contain various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Revolving Credit Facility and the Tranche B Term Loan Facility, as well as the Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•	have a leverage ratio of less than 5.25 to 1.0 for the quarter ended September 30, 2006, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•	have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended September 30, 2006, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and

•	have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended September 30, 2006, and for each quarter thereafter until the quarter ending March 31, 2011.

At September 30, 2006, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes.

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

Commitments

As of September 30, 2006, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$489.7	$3.7	$7.5	$352.5	$126.0
Interest on long-term debt (1)	181.7	38.2	75.4	61.8	6.3
Operating leases	1.8	0.6	1.1	0.1	--

Total contractual cash obligations	$673.2	$42.5	$84.0	$414.4	$132.3

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 8.11%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.6 million, in the first year. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.3 million.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2006. Both the Company and Prestige Brands International, LLC utilize the same critical accounting policies. While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different conditions. The most critical accounting policies are as follows:

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results. While our promotional expense for the year ended March 31, 2006 was $13.3 million, we participated in 4,700 promotional campaigns, resulting in an average cost of $2,800 per campaign. Of such amount, only 845 payments were in excess of $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the three and six month periods ended September 30, 2006, our sales and operating income would have been adversely affected by approximately $315,000 and $699,000, respectively.

We also periodically run couponing programs in Sunday newspaper inserts or as on-package instant redeemable coupons. We utilize a national clearing house to process coupons redeemed by customers. At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors. During the year ended March 31, 2006, we had 20 coupon events. The amount expensed and accrued for these events during the year was $2.7 million, of which $2.4 million was redeemed during the year. During the six month period ended September 30, 2006, we had 9 coupon events. The amount expensed and accrued for these events during the three and six month periods ended September 30, 2006 was $600,000 and $1.5 million, respectively, of which $800,000 and $1.0 million, respectively, was redeemed during each period.

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

We construct our returns analysis by looking at the previous year’s return history for each brand. Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above. Our historical return rate has been relatively stable; for example, for the years ended March 31, 2006, 2005 and 2004, returns represented 3.5%, 3.6% and 3.6%, respectively, of gross sales. At September 30, 2006 and March 31, 2006, the allowance for sales returns was $1.4 million and $1.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected. Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues. Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event is remote. As noted, over the last three years, our actual product return rate has stayed within a range of 3.5% to 3.6% of gross sales. An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the three and six month periods ended September 30, 2006 by approximately $98,000 and $187,000, respectively.

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

Many of our products are subject to expiration dating. As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery. To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less. At September 30, 2006 and March 31, 2006, the allowance for obsolete and slow moving inventory represented 4.8% and 2.9%, respectively, of total inventory. A 1.0% increase in our allowance for obsolescence at September 30, 2006 would have adversely affected our reported operating income for the three and six month periods ended September 30, 2006 by approximately $308,000. Inventory obsolescence costs charged to operations for the three and six month periods ended September 30, 2006 were 0.26% and 0.52% of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition. The allowance for bad debts at September 30, 2006 and March 31, 2006 amounted to 0.1% and 0.3%, respectively, of accounts receivable. For the three and six month periods ended September 30, 2006 we recorded net recoveries of $67,000 and $13,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results. A 0.1% increase in our bad debt expense as a percentage of net sales would have resulted in a decrease in operating income for the three and six month periods ended September 30, 2006 of approximately $85,000 and $161,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $965.2 million and $935.1 million at September 30, 2006 and March 31, 2006, respectively. As of September 30, 2006, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Goodwill	$227,486	$72,549	$2,751	$302,786

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	98,566	27	18,855	117,448
	472,636	170,920	18,855	662,411

	$700,122	$243,469	$21,606	$965,197

Our Clear Eyes®, New-Skin®, Chloraseptic® and Compound W® brands comprise the majority of the value of the intangible assets within the Over-The-Counter segment. Denorex®, Cutex® and Prell® comprised substantially all of the intangible asset value within the Personal Care segment. The Comet®, Spic and Span®

and Chore Boy® brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. Intangible assets generally represent our trademarks, brand names and patents. When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives. Management considers many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that the Company acquires or continues to own and promote. The most significant factors are:

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

In estimating the value of trademarks and trade names, as well as goodwill, at March 31, 2006, management applied a discount rate of 10.3%, the Company’s then current weighted-average cost of funds, to the estimated cash flows; however that rate, as well as future cash flows may be influenced by such factors, including (i) changes in interest rates, (ii) rates of inflation, or (iii) sales or contribution margin reductions. In the event that the carrying value exceeded the estimated fair value of either intangible assets or goodwill, we would be required to recognize an impairment charge. Additionally, continued decline of the fair value ascribed to an intangible asset or a reporting unit caused by external factors may require future impairment charges.

During the three month period ended March 31, 2006, we recorded non-cash charges related to the impairment of intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively, because the carrying amounts of these “branded” assets exceeded their fair market values primarily as a result of declining sales caused by product competition. Should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges.

Stock-Based Compensation
During 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. Statement No. 123(R) requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option, warrant, or performance shares),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. The Company recorded non-cash compensation expense of $233,000 during the three month period ended September 30, 2006, and net non-cash compensation of $224,000 for the six months ended September 30, 2006. During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. The Company recorded non-cash compensation expense of $110,000 during the three and six month periods ended September 30, 2005.

Recent Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three and six month periods ended September 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN

48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”). Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. Statement No. 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

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

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Cutex and New Skin. The Company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

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

Our forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks. For more information, see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K. In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	general economic conditions affecting our products and their respective markets,

•	the high level of competition in our industry and markets,

•	our dependence on a limited number of customers for a large portion of our sales,

•	disruptions in our distribution center,

•	acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional\ liabilities or integration problems associated with such transactions,

•	changing consumer trends or pricing pressures which may cause us to lower our prices,

•	increases in supplier prices,

•	increases in transportation fees and fuel charges,

•	changes in our senior management team,

•	our ability to protect our intellectual property rights,

•	our dependency on the reputation of our brand names,

•	shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	our level of debt, and ability to service our debt,

•	our ability to obtain additional financing, and

•	the restrictions imposed by our senior credit facility and the indenture on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At September 30, 2006, we had variable rate debt of approximately $363.8 million related to our Tranche B term loan.

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

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $3.7 million. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.3 million. The fair value of the interest rate cap agreements was $2.2 million at September 30, 2006.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2006 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses.  The Company intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action were stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. Subsequent to the Court's decision on the motions to dismiss in the Consolidated Action, on August 11, 2006, the Plaintiffs in the Chicago Action agreed to dismiss the Chicago Action.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The complaint in the Colorado action has now been amended to include allegations relating to the breach of confidentiality’ and the Company has filed an answer responsive thereto. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 28, 2006, OraSure Technologies, Inc. moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the Wartner® brand, which the Company acquired on September 21, 2006. OraSure Technologies is a supplier to the Company for the Company’s Compound W Freeze Off® business. The distribution agreement in place calls for mediation of contract disputes, followed by arbitration, if necessary. The contract in question is of five years duration ending in December 2007. On October 30, 2006, the Court denied OraSure Technologies’ motion for a preliminary injunction.  To the extent the contract dispute is not resolved through mediation, the Company intends to seek resolution of the matter through arbitration.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

ITEM 1A.     RISK FACTORS

You are advised to consider the risk factors disclosure contained in Part I, Item 1A, included in our Annual Report on Form 10-K for the year ended March 31, 2006, which are incorporated herein by reference, as they could materially affect our business, financial condition and future results from operations. In addition, the following matters may also materially affect our business, financial condition and future results from operations, as well as the market value of our common stock.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend current and future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

The trading price of our common stock may be volatile.

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including variations in our quarterly operating results, our leveraged financial position, potential sales of additional shares of our common stock, general trends in the consumer products industry, changes by securities analysts in their estimates or investment ratings, the relative illiquidity of our common stock, news regarding litigation in which we are or become involved and other potential litigation and stock market conditions generally.

We have no current intention of paying dividends to holders of our common stock.

We presently intend to retain our earnings, if any, for use in our operations, or to repay our outstanding indebtedness and have no current intention of paying dividends to holders of our common stock. In addition, our debt instruments limit our ability to declare and pay cash dividends on our common stock. As a result, your only opportunity to achieve a return on your investment in Prestige will be if the market price of our common stock appreciates and you sell your shares at a profit.

Our principal stockholders have the ability to significantly influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of our common stock.

Entities affiliated with GTCR collectively own approximately 31.8% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Under our amended and restated certificate of incorporation, the GTCR entities and non-employee directors will not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any GTCR entity or non-employee director, as the case may be, acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the GTCR entity or non-employee director, as the case may be, will not have any duty to communicate or offer such corporate opportunity to us and may pursue such corporate opportunity for itself or direct such corporate opportunity to another person. This concentration of stock ownership also may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.

Substantial sales of our common stock by either our controlling shareholder or management or the perception that these sales could occur could cause the price of our common stock could decline.

Sales of substantial amounts of our common stock in the public market by our controlling shareholder or management, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We are subject increasingly to the risk of doing business internationally.

During the fiscal year ended March 31, 2006, approximately 3.0% of our total revenues were attributable to our international business.  We operate and may operate in the future in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or cause fluctuations in the cost of certain raw materials purchased by us;

•
delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

•	potential trade restrictions and exchange controls;

•	differences in protection of our intellectual property rights; and

•	the burden of complying with a variety of foreign laws.

In addition, we will be increasingly subject to general geopolitical risks in foreign countries where we operate, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers’ inventory levels and consumer purchasing, which could cause our results to fluctuate and our sales to decline. It has not been our practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of our past international operations.

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in the price of our securities.

Our annual and quarterly operating results may fluctuate significantly because of several factors, including:

•	increases and decreases in average monthly revenues and profitability;

•	the rate at which we make acquisitions or develop new products and successfully market them;

•	changes in consumer preferences and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	changes in advertising and promotional activities and expansion to new markets;

•	negative publicity relating to products we sell;

•	unanticipated increases in infrastructure costs;

•	impairment of goodwill or long-lived assets;

•	changes in interest rates; and

•	changes in accounting, tax, regulatory or other rules applicable to our business.

Our quarterly operating results and revenues may fluctuate as a result of any of these or other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our securities could decrease.

We can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”).

Our financial reporting complies with GAAP, and GAAP is subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be affected adversely.

Identification of material weakness in internal control may adversely affect our financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control. If such a material weakness is identified, it could indicate a lack of controls adequate to generate accurate financial statements. We routinely assess our internal controls, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Provisions in our charter and Delaware law may discourage potential acquirers of our company, which could adversely affect the value of our securities.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company. In addition, we are subject to certain provisions of Delaware law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.

These provisions, either alone, or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders. If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

There were no purchases of shares of the Company’s common stock during the quarter ended September 30, 2006, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Stockholders was held on August 15, 2006 (the "Annual Meeting").  Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management's nominees for director and all of management's nominees were elected.  The following nominees were elected to the Company’s Board of Directors to serve until the 2007 Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier death, resignation or retirement in accordance with Proposal 1 - Election of Directors:

	For	Withheld	Broker Non-Votes

Peter C. Mann	46,850,209	1,359,659	--
L. Dick Buell	46,974,885	1,234,983	--
John E. Byom	47,192,801	1,017,067	--
Gary E. Costley	47,016,491	1,193,377	--
David A. Donnini	45,312,880	2,896,988	--
Ronald Gordon	46,960,437	1,249,431	--
Vincent J. Hemmer	46,944,514	1,265,354	--
Patrick Lonergan	47,145,375	1,064,493	--
Raymond P. Silcock	47,145,475	1,064,393	--

The votes for Proposal 2 for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the audit of the Company’s financial statements for the fiscal year ending March 31, 2007 were as follows:

For	Against	Withheld	Broker Non-Votes

46,845,933	1,329,439	34,496	--

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

2.1
Stock Sale and Purchase Agreement, dated as of September 21, 2006, by Lil’ Drug Store Products,
Inc., Wartner USA B.V., Lil’ Drug Store Products, Inc.’s shareholders set forth on the signature page attached thereto, and Medtech Products Inc.

10.1	Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko.
10.2	Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited.
10.3	Form of Performance Share Grant Agreement.
31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

        Prestige Brands Holdings, Inc.
            Registrant

Date: November 9, 2006                                                                              By:      /s/ PETER J. ANDERSON
            Peter J. Anderson
            Chief Financial Officer

     Prestige Brands International, LLC
                               Registrant

Date: November 9, 2006                                                                              By:_________/s/ PETER J. ANDERSON ________
            Peter J. Anderson
            Chief Financial Officer

Exhibit Index

2.1
Stock Sale and Purchase Agreement, dated as of September 21, 2006, by Lil’ Drug Store Products,
Inc., Wartner USA B.V., Lil’ Drug Store Products, Inc.’s shareholders set forth on the signature page attached thereto, and Medtech Products Inc.

10.1	Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko.
10.2	Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited.
10.3	Form of Performance Share Grant Agreement.
31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.3	Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.4	Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.