Form 10-Q
period 2007-06-30
Prestige Brands Holdings, Inc.
filed 2007-08-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1297589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 North Broadway Irvington, New York 10533
(Address of Principal Executive Offices, including zip code)

(914) 524-6810
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger accelerated filer ☐                                                          Accelerated filer ☒                         Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes     No ☒

As of July 31, 2007, there were 50,003,321 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations – three months ended June 30, 2007
	and 2006 (unaudited)	2
	Consolidated Balance Sheets – June 30, 2007 and March 31, 2007 (unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Equity and
	Comprehensive Income – three months ended June 30, 2007 (unaudited)	4
	Consolidated Statements of Cash Flows – three months ended
	June 30, 2007 and 2006 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

	Signatures

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands, except share data)	2007	2006
Revenues
Net sales	$78,041	$75,567
Other revenues	570	356
Total revenues	78,611	75,923

Costs of Sales
Costs of sales	37,322	36,325
Gross profit	41,289	39,598

Operating Expenses
Advertising and promotion	7,786	7,402
General and administrative	7,646	6,434
Depreciation	124	220
Amortization of intangible assets	2,627	2,193
Total operating expenses	18,183	16,249

Operating income	23,106	23,349

Other income (expense)
Interest income	187	185
Interest expense	(9,874)	(9,977)
Total other income (expense)	(9,687)	(9,792)

Income before income taxes	13,419	13,557

Provision for income taxes	5,099	5,301
Net income	$8,320	$8,256

Basic earnings per share	$0.17	$0.17

Diluted earnings per share	$0.17	$0.17

Weighted average shares outstanding:
Basic	49,660	49,372
Diluted	50,038	50,005

     See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	June 30, 2007	March 31, 2007
Current assets
Cash and cash equivalents	$6,164	$13,758
Accounts receivable	37,115	35,167
Inventories	28,510	30,173
Deferred income tax assets	2,427	2,735
Prepaid expenses and other current assets	2,419	1,935
Total current assets	76,635	83,768

Property and equipment	1,437	1,449
Goodwill	310,947	310,947
Intangible assets	654,530	657,157
Other long-term assets	9,128	10,095

Total Assets	$1,052,677	$1,063,416

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,392	$19,303
Accrued interest payable	4,609	7,552
Income taxes payable	1,144	--
Other accrued liabilities	9,146	10,505
Current portion of long-term debt	3,550	3,550
Total current liabilities	34,841	40,910

Long-term debt	443,913	459,800
Other long-term liabilities	2,801	2,801
Deferred income tax liabilities	117,126	114,571

Total Liabilities	598,681	618,082

Commitments and Contingencies – Note 13

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares	501	501
Additional paid-in capital	379,685	379,225
Treasury stock, at cost – 57 shares at June 30, 2007 and 55 shares at March 31, 2007	(44)	(40)
Accumulated other comprehensive income	199	313
Retained earnings	73,655	65,335
Total stockholders’ equity	453,996	445,334

Total Liabilities and Stockholders’ Equity	$1,052,677	$1,063,416
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Three Months Ended June 30, 2007
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Compre-hensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2007	50,060	$501	$379,225	55	$(40)	$313	$65,335	$445,334

Stock-based compensation	--	--	460	--	--	--	--	460

Purchase of common stock for treasury	--	--	--	2	(4)	--	--	(4)

Components of comprehensive income
Net income	--	--	--	--	--	--	8,320	8,320

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $94	--	--	--	--	--	149	--	149

Unrealized loss on interest rate caps, net of income tax benefit of $166	--	--	--	--	--	(263)	--	(263)
Total comprehensive income	--	--	--	--	--	--	--	8,206

Balances – June 30, 2007	50,060	$501	$379,685	57	$(44)	$199	$73,655	$453,996

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30
(In thousands)	2007	2006
Operating Activities
Net income	$8,320	$8,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,751	2,413
Deferred income taxes	2,934	2,657
Amortization of deferred financing costs	780	825
Stock-based compensation	460	(9)
Changes in operating assets and liabilities
Accounts receivable	(1,948)	5,841
Inventories	1,663	2,471
Prepaid expenses and other current assets	(483)	(2,181)
Accounts payable	(2,911)	(13)
Income taxes payable	1,144	(17)
Accrued liabilities	(4,302)	1,252
Net cash provided by operating activities	8,408	21,495

Investing Activities
Purchases of equipment	(111)	(297)
Net cash used for investing activities	(111)	(297)

Financing Activities
Repayment of long-term debt	(15,887)	(7,932)
Purchase of common stock for treasury	(4)	(6)
Net cash (used for) financing activities	(15,891)	(7,938)

Increase (decrease) in cash	(7,594)	13,260
Cash - beginning of period	13,758	8,200

Cash - end of period	$6,164	$21,460

Interest paid	$12,036	$11,961
Income taxes paid	$551	$2,609

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States, Canada and certain international markets.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior revolving credit facility, senior secured term loan facility and the senior subordinated notes more fully described in Note 8 to the consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending March 31, 2008.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.  References in these financial statements or notes thereto to a year (e.g. “2007”) means the Company’s fiscal quarter ended on June 30th of that year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ materially from those estimates.  As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Intangible Assets
Intangible assets, which are composed primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 20 years.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  The Company has determined that the transfer of risk of loss occurs when product is received by the customer and, accordingly, recognizes revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.6 million and $5.7 million for 2007 and 2006, respectively.

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

Stock-based Compensation
During fiscal 2006, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (the “Plan”).  Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  The Company recorded stock-based compensation charges of $460,000 during 2007, while during 2006, the Company recorded a net non-cash compensation credit of $9,000 due to the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.  The adoption of FIN 48, effective April 1, 2007, did not result in a cumulative effect adjustment to the opening balance of retained earnings or adjustment to any of the components of assets, liabilities or equity in the consolidated balance sheet.

The Company is subject to taxation in the US, various state and foreign jurisdictions.  The Company remains subject to examination by tax authorities for years after 2003.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statement of Operations.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both June 30, 2007 and March 31, 2007 approximates fair value due to the short-term nature of these instruments.  The carrying value of long-term debt at both June 30, 2007 and March 31, 2007 approximates fair value based on interest rates for instruments with similar terms and maturities.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to GAAP.  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  The Company is evaluating the impact that the adoption of Statement No. 157 will have on its consolidated financial statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	June 30, 2007	March 31, 2007

Accounts receivable	$37,645	$35,274
Other receivables	1,170	1,681
	38,815	36,955
Less allowances for discounts, returns and uncollectible accounts	(1,700)	(1,788)

	$37,115	$35,167

3.	Inventories

Inventories consist of the following (in thousands):
	June 30, 2007	March 31, 2007

Packaging and raw materials	$2,931	$2,842
Finished goods	25,579	27,331

	$28,510	$30,173

Inventories are shown net of allowances for obsolete and slow moving inventory of $710,000 and $1.8 million at June 30, 2007 and March 31, 2007, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	June 30, 2007	March 31, 2007

Machinery	$1,572	$1,480
Computer equipment	585	566
Furniture and fixtures	247	247
Leasehold improvements	372	372
	2,776	2,665

Accumulated depreciation	(1,339)	(1,216)

	$1,437	$1,449

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance – March 31, 2007	$235,647	$72,549	$2,751	$310,947

Additions	--	--	--	--

Balance – June 30, 2007	$235,647	$72,549	$2,751	$310,947

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance – March 31, 2007	$544,963	$139,470	$196	$684,629

Additions	--	--	--	--

Balance – June 30, 2007	$544,963	$139,470	$196	$684,629

Accumulated Amortization
Balance – March 31, 2007	$--	$27,375	$97	$27,472

Additions	--	2,616	11	2,627

Balance – June 30, 2007	$--	$29,991	$108	$30,099

At June 30, 2007, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending June 30
2008	$10,507
2009	10,150
2010	9,078
2011	9,071
2012	9,071
Thereafter	61,690

$109,567

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2007	March 31, 2007

Accrued marketing costs	$5,830	$5,687
Accrued payroll	2,147	3,721
Accrued commissions	397	335
Other	772	762

	$9,146	$10,505

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	June 30, 2007	March 31, 2007

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at June 30, 2007, the interest rate on the Revolving Credit Facility was 9.5% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At June 30, 2007, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Credit Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At June 30, 2007, the applicable interest rate on the Tranche B Term Loan Facility was 7.63%.  Principal payments of $887,500 plus accrued interest are payable quarterly.  At June 30, 2007, the Company may borrow up to a maximum amount of $200.0 million under the Tranche B Term Loan Facility.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while any additional amounts borrowed will mature on October 6, 2011.  The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	321,463	337,350

Senior Subordinated Notes that bear interest at 9.25% which is payable on April 15th and October 15th of each year.  The Senior Subordinated Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Subordinated Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium, and after April 15, 2008, at redemption prices set forth in the Indenture governing the Senior Subordinated Notes.  The Senior Subordinated Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.  Each of these guarantees is joint and several.  There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	447,463	463,350
Current portion of long-term debt	(3,550)	(3,550)

	$443,913	$459,800

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

Also effective as of December 19, 2006, a Joinder Agreement (“Joinder Agreement”) and a Guaranty Supplement (“Credit Agreement Guaranty Supplement”) were entered into with the administrative agent for the lenders under the Senior Credit Facility.  Pursuant to the terms of the Joinder Agreement and the Credit Agreement Guaranty Supplement, the Company agreed to become a party to the Pledge and Security Agreement (“Security Agreement”) and the Guaranty (“Credit Agreement Guaranty”), each dated as of April 6, 2004, by PBI and certain of its affiliates in favor of the lenders.  The Security Agreement and the Credit Agreement Guaranty secure the performance by PBI of its obligations under the Credit Agreement, dated as of April 6, 2004, as amended (“Credit Agreement”), by granting security interests to PBI’s lenders in collateral owned by the Company and certain of its subsidiaries and providing guaranties of such obligations by certain of PBI’s affiliates.

The Senior Credit Facility contains various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At June 30, 2007, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending June 30
2008	$3,550
2009	3,550
2010	3,550
2011	3,550
2012	307,263
Thereafter	126,000

$447,463

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions.  In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%.  On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired.  Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.50% cap rate expired on May 30, 2007.  The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75%, terminates on May 30, 2008.  The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair values of the interest rate cap agreements, which are included in other long-term assets, were $767,000 and $1.2 million at June 30, 2007 and March 31, 2007, respectively.

9.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through June 30, 2007.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30
	2007	2006
Numerator
Net income	$8,320	$8,256

Denominator
Denominator for basic earnings per share – weighted average shares	49,660	49,372

Dilutive effect of unvested restricted common stock, options and stock appreciation rights issued to employees and directors	378	633

Denominator for diluted earnings per share	50,038	50,005

Earnings per Common Share:
Basic	$0.17	$0.17

Diluted	$0.17	$0.17

At June 30, 2007, 287,000 shares of restricted stock issued to management and employees are unvested and excluded from the calculation of basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  At June 30, 2007, 159,000 shares of restricted stock granted to management and employees, subject only to time vesting requirements, have been excluded from basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  Additionally, 382,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies, while options to purchase 255,000 shares of common stock have been excluded from diluted earnings per shares because their inclusion would be anti-dilutive.

At June 30, 2006, 570,000 shares of restricted stock issued to management and employees were unvested and excluded from the calculation of basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  Additionally, at June 30, 2006, 146,000 shares of restricted stock granted to management and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.

11.	Share-Based Compensation

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

During 2006, the Company adopted Statement No. 123(R) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan.  During 2007, the Company recorded compensation costs and related tax benefits of $460,000 and $175,000, respectively, while during 2006, the Company recorded a credit to income of $9,000 due to the reversal of compensation costs in connection with the departure of a former member of management.  No restricted shares were issued in 2006.

Restricted Shares
Restricted shares granted under the plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets or time vesting as determined by the Compensation Committee of the Board of Directors.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair values during 2007 were $12.52.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2006	198.0	$12.32
Granted	--	--
Vested	--	--
Forfeited	(34.5)	12.89
Nonvested at June 30, 2006	163.5	$12.20

Nonvested at March 31, 2007	294.4	$11.05
Granted	264.0	12.52
Vested	--	--
Forfeited	(17.2)	11.19
Nonvested at June 30, 2007	541.2	$11.76

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during 2007 was $12.86.  There were no options granted during 2006.

	2007	2006
Expected volatility	33.2%	--
Expected dividends	--	--
Expected term in years	6.0	--
Risk-free rate	4.5%	--

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at March 31, 2006	61.8	$12.95	4.3
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	(61.8)	12.95	--
Outstanding at June 30, 2006	--	$--	--

Outstanding at March 31, 2007	--	$--	--
Granted	255.1	12.86	10.0
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at June 30, 2007	255.1	$12.86	10.0

Exercisable at June 30, 2007	--	$--	--

Stock Appreciation Rights (“SARS”)
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

	2007	2006
Expected volatility	--	50.0%
Expected dividends	--	--
Expected term in years	--	2.8
Risk-free rate	--	5.0%

A summary of SARS activity under the Plan is as follows:

SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term

Outstanding at March 31, 2007	16.1	$9.97	2.0
Granted	--	--	--
Forfeited or expired	--	--	--
Outstanding at June 30, 2007	16.1	$9.97	1.75

Exercisable at June 30, 2007	--	$--	--

At June 30, 2007 and March 31, 2007, there were $5.2 million and $1.4 million, respectively, of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 3.0 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  At June 30, 2007, there were 4.2 million shares available for issuance under the Plan.

12.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rates used in the calculation of income taxes were 38.0% and 39.1% for 2007 and 2006, respectively.  The reduction in the income tax rates results from the implementation of initiatives to obtain operational, as well as tax, efficiencies during the fiscal year ended March 31, 2007.

At June 30, 2007, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.6 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

13.	Commitments and Contingencies

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The following disclosure contains recent developments in our pending legal proceedings and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

OraSure Technologies Litigation

On July 12, 2007, the Appellate Division of the Supreme Court of the State of New York issued an Order affirming the Order of the Supreme Court of the State of New York which denied OraSure Technologies’ petition for a preliminary injunction that would have prohibited the Company from selling cryogenic wart removal products under the Wartner® brand.  In addition, the Appellate Division dismissed OraSure Technologies’ appeal from the Supreme Court’s Order which denied OraSure Technologies’ motion for reargument.  Based on the foregoing, the Appellate Division held that a preliminary injunction was not an appropriate remedy in the action and recalled and vacated its Order dated May 17, 2007, which granted a preliminary injunction.  An arbitration hearing is scheduled to be held in August 2007.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through 2011.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending June 30,
2008	$650	$122	$772
2009	514	106	620
2010	11	87	98
2011	--	6	6

	$1,175	$321	$1,496

Rent expense for 2007 and 2006 was $152,000 and $138,700, respectively.

14.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During 2007 and 2006, approximately 56.5%, and 59.2%, respectively, of the Company’s total sales were derived from its four major brands.  During 2007 and 2006, approximately 24.9% and 25.2%, respectively, of the Company’s net sales were made to one customer.  At June 30, 2007, approximately 21.9% of accounts receivable were owed by the same customer.

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

The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended June 30, 2007
	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$42,426	$29,345	$6,270	$78,041
Other revenues	--	542	28	570

Total revenues	42,426	29,887	6,298	78,611
Cost of sales	15,386	18,393	3,543	37,322

Gross profit	27,040	11,494	2,755	41,289
Advertising and promotion	5,881	1,628	277	7,786

Contribution margin	$21,159	$9,866	$2,478	33,503
Other operating expenses				10,397

Operating income				23,106
Other (income) expense				9,687
Provision for income taxes				5,099

Net income				$8,320

	Three Months Ended June 30, 2006
	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$39,598	$29,738	$6,231	$75,567
Other revenues		356	--	356

Total revenues	39,598	30,094	6,231	75,923
Cost of sales	14,397	18,154	3,774	36,325

Gross profit	25,201	11,940	2,457	39,598
Advertising and promotion	5,426	1,689	287	7,402

Contribution margin	$19,775	$10,251	$2,170	32,196
Other operating expenses				8,847

Operating income				23,349
Other (income) expense				9,792
Provision for income taxes				5,301

Net income				$8,256

During 2007 and 2006, approximately 95.3% and 96.1%, respectively, of the Company’s sales were made to customers in the United States and Canada.  At June 30, 2007, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Goodwill	$235,647	$72,549	$2,751	$310,947

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	92,881	18	16,668	109,567
	466,951	170,911	16,668	654,530

	$702,598	$243,460	$19,419	$965,477

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as well as those described in future reports filed with the SEC.  See also “Cautionary Statements Regarding Forward Looking Statements” on page 35 of this Quarterly Report on Form 10-Q.

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

In October 2005, we completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges.  The purchase price of this acquisition was $22.6 million, including direct costs of $400,000.  We purchased the Chore Boy brand with funds generated from operations.

In November 2005, we completed the acquisition of Dental Concepts LLC, a marketer of therapeutic oral care products sold under “The Doctor’s®” brand.  The purchase price of the ownership interests was approximately $30.2 million, including fees and expenses of the acquisition of $1.3 million.  We financed the acquisition price through the utilization of our Revolving Credit Facility in the amount of $30.0 million and cash on hand.

In September 2006, we completed the acquisition of Wartner USA B.V., a privately held Netherlands limited liability company, which owned the intellectual property associated with the “Wartner®” brand of over-the-counter wart treatment products.  The purchase price of this acquisition was $31.2 million, inclusive of direct costs of the acquisition of $216,000.  We purchased the Wartner brand with funds generated from operations and the assumption of approximately $5.0 million of contingent payments to the former owner of the Wartner brand.

Three Month Period Ended June 30, 2007 compared to the
Three Month Period Ended June 30, 2006

Revenues
	2007 Revenues %		2006 Revenues %		Increase (Decrease) %

OTC Healthcare	$42,426	54.0	$39,598	52.2	$2,828	7.1
Household Cleaning	29,887	38.0	30,094	39.6	(207)	(0.7)
Personal Care	6,298	8.0	6,231	8.2	67	1.1

	$78,611	100.0	$75,923	100.0	$2,688	3.5

Revenues for the three month period ended June 30, 2007 increased $2.7 million, or 3.5%, versus 2006, primarily as a result of the acquisition of the Wartner brand, acquired in September of 2006.  Excluding the impact the Wartner acquisition, revenues were down 0.5%.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased by $2.8 million, or 7.1%, for 2007 versus 2006.  The increase was primarily due to the acquisition of the Wartner brand in September 2006.  Excluding the impact of this acquisition, revenues were down 0.7% for the period.  Revenue increases for Compound W®, Little Remedies®, Murine®, New Skin® and Dermoplast® were offset by revenue decreases for the Chloraseptic®, Clear eyes®, and The Doctor’s brands.  The Compound W revenue increase was primarily the result of a change in the timing of promotional shipments in the current period which shipped a quarter earlier in the previous calendar year.  Little Remedies’ revenue increased during the period primarily as a result of strong consumer consumption.  Murine’s revenue increased as a result of the launch of EarigateTM, the new item that helps prevent earwax build-up with its patented reverse spray technology.  New Skin’s revenue increase is due to higher consumer consumption.  The Dermoplast revenue increase is primarily a result of increased distribution of its Poison Ivy Treatment product.  The Clear eyes sales decline is a result of strong pipeline sales of new items during the prior year period.  The Doctor’s brand revenue decline is a result of slowing consumer consumption of The Doctor’s NightguardTM dental protector which resulted from competitive entries into the bruxism category during the quarter.

Household Cleaning Segment
Revenues of the Household Cleaning segment declined 1% for 2007 versus the comparable period in 2006, as a result of sales declines of Chore Boy, partially offset by modest revenue increases of Comet® and Spic and Span® brands.  Chore Boy revenues were below very strong prior year period sales which benefited from strong distributor purchases in advance of a price increase.  Comet revenue increased as a result of Comet Spray Gel which was launched in the prior fiscal quarter.  Spic and Span’s revenue increase was primarily the result of new distribution of the antibacterial spray item in the second half of fiscal year 2007.

Personal Care Segment
Revenues of the Personal Care segment experienced a slight increase for 2007 versus the comparable period in 2006.  The increase in revenue is attributable to the Cutex®, Denorex® and Prell® brands.  Cutex revenue increased slightly as a result of the new “pump” bottle product.  Denorex shipments decreased during the period, however, net revenues increased due to lower product returns from trade customers compared to the comparable period of 2006.  Prell’s revenue increased in line with consumer consumption.

Gross Profit
	2007 Gross Profit %		2006 Gross Profit %		Increase (Decrease) %

OTC Healthcare	$27,040	63.7	$25,201	63.6	$1,839	7.3
Household Cleaning	11,494	38.5	11,940	39.7	(446)	(3.7)
Personal Care	2,755	43.7	2,457	39.4	298	12.1

	$41,289	52.5	$39,598	52.2	$1,691	4.3

Gross profit for 2007 increased by $1.7 million, or 4.3%, versus 2006.  As a percent of total revenue, gross profit increased from 52.2% in 2006 to 52.5% during 2007.  The increase in gross profit percentage was primarily the result of a shift in sales to the higher margin OTC Healthcare segment.

Over-the-Counter Healthcare Segment
Gross profit of the Over-the-Counter Healthcare segment increased $1.8 million, or 7.3%, for 2007 versus 2006.  As a percent of OTC revenue, gross profit increased from 63.6% for 2006 to 63.7% during 2007.  The slight increase in gross profit percentage was primarily the result of lower inventory obsolescence costs.

Household Cleaning Segment
Gross profit of the Household Cleaning segment decreased by $446,000, or 3.7%, for 2007 versus 2006.  As a percent of household cleaning revenue, gross profit decreased from 39.7% for 2006 to 38.5% during 2007.  The decrease in gross profit percentage is primarily a result of higher product costs partially offset by lower distribution costs.

Personal Care Segment
Gross profit of the Personal Care segment increased $298,000, or 12.1%, for 2007 versus 2006.  As a percent of personal care revenue, gross profit increased from 39.4% for 2006 to 43.7% during 2007.  The increase in gross profit percentage was primarily a result lower product returns and a reduction in promotional pricing allowances.

Contribution Margin
	2007 Contribution Margin %		2006 Contribution Margin %		Increase (Decrease) %

OTC Healthcare	$21,159	49.9	$19,775	49.9	$1,384	7.0
Household Cleaning	9,866	33.0	10,251	34.1	(385)	(3.8)
Personal Care	2,478	39.3	2,170	34.8	308	14.2

	$33,503	42.6	$32,196	42.4	$1,307	4.1

Contribution margin, defined as gross profit less advertising and promotional expenses, for 2007 increased $1.3 million, or 4.1%, for 2007 versus 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $400,000, or 3.7% increase in advertising and promotional spending.  The increase was primarily attributable to the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased by $1.4 million, or 7.0%, for 2007 versus 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $400,000, or an 8.4% increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily a result of increased television media behind The Doctor’s NightguardTM and Compound W brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased by $385,000, or 3.8%, for 2007 versus 2006.  The contribution margin decrease was a result of the decrease in sales and gross profit as previously discussed, partially offset by a $61,000, or a 3.6% reduction in advertising and promotional spending.  The decrease was a result of a modest reduction of promotional spending behind the Chore Boy and Spic and Span brands.

Personal Care Segment
Contribution margin for the Personal Care segment was up $308,000, or 14.2%, for 2007 versus 2006.  The contribution margin increase was primarily the result of the sales and gross profit increase previously discussed.

General and Administrative
General and administrative expenses were $7.6 million for 2007 versus $6.4 million for 2006.  The increase was primarily related to higher stock based compensation and legal costs.

Depreciation and Amortization
Depreciation and amortization expense was $2.8 million for 2007 versus $2.4 million for 2006.  The increase in amortization of intangible assets is related to the Wartner acquisition, which was partially offset by a slight reduction in depreciation expense.

Interest Expense
Net interest expense was $9.7 million for 2007 versus $9.8 million for 2006.  The reduction in interest expenses was the result of a lower level of indebtedness partially offset by higher interest rates on our variable rate indebtedness.  The average cost of funds increased from 7.9% for 2006 to 8.5% for 2007.

Income Taxes
The income tax provision for 2007 was $5.1 million, with an effective rate of 38.0%, compared to $5.3 million, with an effective rate of 39.1% for 2006.  During the fiscal year ended March 31, 2007, the Company implemented various initiatives to obtain operational, as well as tax, efficiencies.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of internally generated funds and borrowings.  Pursuant to the terms of the Senior Credit Facility, we may borrow an additional $200.0 million under our Tranche B Term Loan Facility and up to a maximum of $60.0 million under our Revolving Credit Facility.  Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.

	Three Months Ended June 30
(In thousands)	2007	2006
Cash provided by (used for):
Operating Activities	$8,408	$21,495
Investing Activities	(111)	(297)
Financing Activities	(15,891)	(7,938)

Operating Activities
Net cash provided by operating activities was $8.4 million for 2007 compared to $21.5 million 2006.  The $13.1 million decrease in net cash provided by operating activities was primarily the result of the following:

•	An increase of net income of $64,000 from $8.2 million for 2006 to $8.3 million for 2007,
•
A reduction of $14.2 million in the components of operating assets and liabilities as the Company used cash to reduce its operating liabilities in 2007, while generating cash in 2006 from the reduction of its operating assets, offset by

•	An increase in non-cash expenses of $1.0 million from $5.9 million for 2006 to $6.9 million for 2007.

Investing Activities
Net cash used for investing activities was $111,000 for 2007 compared to $297,000 for 2006.  The net cash used for investing activities for both 2007 and 2006 was primarily for the acquisition of machinery, computers and office equipment.

Financing Activities
Net cash used for financing activities was $15.9 million for 2007 compared to $7.9 million for 2006.  During 2007, the Company repaid $15.0 million of indebtedness in excess of normal maturities with cash generated from operations.  This reduced our outstanding indebtedness to $447.5 million from $463.4 million at March 31, 2007.  During 2006, the Company repaid the remaining $7.0 million indebtedness related to our Revolving Credit Facility which was drawn upon in connection with the November 2005 acquisition of Dental Concepts LLC.

The Company’s cash flow from operations is normally expected to exceed net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and stock-based compensation.

Capital Resources
As of June 30, 2007, we had an aggregate of $447.5 million of outstanding indebtedness, which consisted of the following:

•	$321.5 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at such time, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  As of June 30, 2007, an aggregate of $321.5 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 7.63%.

In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which expired in June 2006.  In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%.  On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired.  Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.50% cap rate expired on May 30, 2007.  The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75%, terminates on May 30, 2008.  The fair value of the interest rate cap agreement was $767,000 at June 30, 2007.

The Tranche B Term Loan Facility matures in October 2011.  We must make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.  The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  In addition, the Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 5.0 to 1.0 for the quarter ended June 30, 2007, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•	Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended June 30, 2007, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended June 30, 2007, and for each quarter thereafter until the quarter ending March 31, 2011.

At June 30, 2007, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the Senior Credit Facility.  We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.  As part of our growth strategy, we regularly review acquisition opportunities and other potential strategic transactions, which may require additional debt or equity financing.  If additional financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Commitments

As of June 30, 2007, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$447.5	$3.6	$7.1	$310.8	$126.0
Interest on long-term debt (1)	146.7	36.2	71.5	39.0	--
Operating leases	1.5	0.8	0.7	--	--
Total contractual cash obligations	$595.7	$40.6	$79.3	$349.8	$126.0

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Subordinated Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 8.09%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.  If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.2 million, in the first year.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The current volatility of the crude oil markets will continue to impact, at times favorably and at times unfavorably, our transportation costs, as well as, certain petroleum based raw materials and packaging materials.  Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a sustained rate of pricing increases associated with crude oil supplies may have an adverse effect on our operating results.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Wartner, Cutex and New Skin.  The Company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2007. While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting policies are as follows:

Revenue Recognition
We comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We have determined that the transfer of risk of loss occurs when product is received by the customer, and, accordingly recognize revenue at that time. Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2007 was $16.5 million, we participated in 5,900 promotional campaigns, resulting in an average cost of $2,800 per campaign.  Of such amount, only 582 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the three month period ended June 30, 2007, our sales and operating income would have been adversely affected by approximately $464,000.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2007, we had 17 coupon events.  The amount recorded against revenues and accrued for these events during the year was $2.7 million, of which $2.3 million was redeemed during the year.  During the three month period ended June 30, 2007, we had 8 coupon events.  The amount recorded against revenues and accrued for these events during the three month period ended June 30, 2007 was $476,000, of which $412,000 was redeemed during the period.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2007, 2006 and 2005, returns represented 3.7%, 3.5%, and 3.6%, respectively, of gross sales.  At June 30, 2007 and March 31, 2007, the allowances for sales returns were $1.8 million.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event is remote.  As noted, over the last three years, our actual product return rate has stayed within a range of 3.5% to 3.7% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the three month period ended June 30, 2007 by approximately $90,000.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At June 30, 2007 and March 31, 2007, the allowance for obsolete and slow moving inventory represented 2.4% and 5.8%, respectively, of total inventory.  A 1.0% increase in our allowance for obsolescence at June 30, 2007 would have adversely affected our reported operating income for the three month period ended June 30, 2007 by approximately $292,000.  During 2007, the Company recorded a credit of $289,000 to operations for obsolescence due to the settlement of a claim from a vendor, while during 2006, the Company recorded a charge to operations for inventory obsolescence costs of $619,000.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts at June 30, 2007 and March 31, 2007 amounted to 0.07% and 0.1%, respectively, of accounts receivable.  For 2007 and 2006 we recorded bad debt expense of $86,000 and $54,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of net sales would have resulted in a decrease in operating income for the three month period ended June 30, 2007 of approximately $79,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $965.5 million and $968.1 million at June 30, 2007 and March 31, 2007, respectively.  As of June 30, 2007, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$235,647	$72,549	$2,751	$310,947

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	92,881	18	16,668	109,567
	466,951	170,911	16,668	654,530

	$702,598	$243,460	$19,419	$965,477

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

Finite-Lived Intangible Assets
As mentioned above, management performs an annual review or more frequently if necessary, to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.  In connection with this analysis, management:

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded non-cash compensation expense of $655,000 and $383,000 during the fiscal years ended March 31, 2007 and 2006, respectively.  During the three month period ended June 30, 2007, the Company recorded non-cash compensation expense of $460,000, while during the three month period ended June 30, 2006, the Company recorded a non-cash credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management.

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

Our forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report on Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  For more information, see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2007.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	The high level of competition in our industry and markets,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices,

•	Increases in transportation fees and fuel charges,

•	Changes in our senior management team,

•	Our ability to protect our intellectual property rights,

•	Our dependency on the reputation of our brand names,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of debt, and ability to service our debt,

•	Any adverse judgment rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2007, we had variable rate debt of approximately $321.5 million related to our Tranche B term loan.

In an effort to protect the Company from the adverse impact that rising interest rates would have on our variable rate debt, we have entered into various interest rate cap agreements to hedge this exposure.  In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which terminated in June 2006.  In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%.  On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired.  Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.5% cap rate expired on May 31, 2007.  The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75% terminates on May 31, 2008.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2008 of approximately $3.2 million.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.7 million.  The fair value of the interest rate cap agreement was $767,000 at June 30, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended June 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 is incorporated herein by reference.

OraSure Technologies Litigation

On July 12, 2007, the Appellate Division of the Supreme Court of the State of New York issued an Order affirming the Order of the Supreme Court of the State of New York which denied OraSure Technologies’ petition for a preliminary injunction that would have prohibited the Company from selling cryogenic wart removal products under the Wartner® brand.  In addition, the Appellate Division dismissed OraSure Technologies’ appeal from the Supreme Court’s Order which denied OraSure Technologies’ motion for reargument.  Based on the foregoing, the Appellate Division held that a preliminary injunction was not an appropriate remedy in the action and recalled and vacated its Order dated May 17, 2007, which granted a preliminary injunction.  An arbitration hearing is scheduled to be held in August 2007.

ITEM 1A.                      RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended March 31, 2007, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended June 30, 2007, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/07 - 4/30/07	--	$--	--	--
5/1/07 – 5/31/07	1,968	1.70	--	--
6/1/07 - 6/30/07	--	--	--	--

Total	1,968	$1.70	--	--

ITEM 6.                      EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date:	August 9, 2007	By:	/s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

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