Form 10-Q
period 2007-09-30
Prestige Brands Holdings, Inc.
filed 2007-11-08
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 31, 2007, there were 50,003,321 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
(In thousands, except per share data)	2007	2006	2007	2006
Revenues
Net sales	$86,840	$84,033	$164,881	$159,600
Other revenues	497	518	1,067	874
Total revenues	87,337	84,551	165,948	160,474

Cost of Sales
Costs of sales	42,770	41,259	80,092	77,584
Gross profit	44,567	43,292	85,856	82,890

Operating Expenses
Advertising and promotion	11,017	9,455	18,803	16,857
General and administrative	10,184	7,259	17,830	13,693
Depreciation	129	219	253	439
Amortization of intangible assets	2,627	2,193	5,254	4,386
Total operating expenses	23,957	19,126	42,140	35,375

Operating income	20,610	24,166	43,716	47,515

Other income (expense)
Interest income	173	403	360	588
Interest expense	(9,768)	(10,146)	(19,642)	(20,123)
Total other income (expense)	(9,595)	(9,743)	(19,282)	(19,535)

Income before provision for income taxes	11,015	14,423	24,434	27,980

Provision for income taxes	4,186	5,639	9,285	10,940
Net income	$6,829	$8,784	$15,149	$17,040

Basic earnings per share	$0.14	$0.18	$0.30	$0.35

Diluted earnings per share	$0.14	$0.18	$0.30	$0.34

Weighted average shares outstanding: Basic	49,710	49,451	49,686	49,389
Diluted	50,046	49,994	50,042	49,991

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	September 30, 2007	March 31, 2007
Current assets
Cash and cash equivalents	$8,799	$13,758
Accounts receivable	46,512	35,167
Inventories	27,783	30,173
Deferred income tax assets	3,337	2,735
Prepaid expenses and other current assets	3,628	1,935
Total current assets	90,059	83,768

Property and equipment	1,391	1,449
Goodwill	308,915	310,947
Intangible assets	651,903	657,157
Other long-term assets	8,310	10,095

Total Assets	$1,060,578	$1,063,416

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,318	$19,303
Accrued interest payable	7,556	7,552
Other accrued liabilities	12,771	10,505
Current portion of long-term debt	3,550	3,550
Total current liabilities	45,195	40,910

Long-term debt	433,563	459,800
Other long-term liabilities	2,801	2,801
Deferred income tax liabilities	117,609	114,571

Total Liabilities	599,168	618,082

Commitments and Contingencies – Note 13

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares	501	501
Additional paid-in capital	380,371	379,225
Treasury stock, at cost – 57 shares at September 30, 2007 and 55 shares at March 31, 2007	(44)	(40)
Accumulated other comprehensive income	98	313
Retained earnings	80,484	65,335
Total stockholders’ equity	461,410	445,334

Total Liabilities and Stockholders’ Equity	$1,060,578	$1,063,416
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Six Months Ended September 30, 2007
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2007	50,060	$501	$379,225	55	$(40)	$313	$65,335	$445,334

Stock-based compensation	--	--	1,146	--	--	--	--	1,146

Purchase of common stock for treasury	--	--	--	2	(4)	--	--	(4)

Components of comprehensive income:
Net income	--	--	--	--	--	--	15,149	15,149

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $139	--	--	--	--	--	218	--	218

Unrealized loss on interest rate caps, net of income tax benefit of $277	--	--	--	--	--	(433)	--	(433)
Total comprehensive income	--	--	--	--	--	--	--	14,934

Balances – September 30, 2007	50,060	$501	$380,371	57	$(44)	$98	$80,484	$461,410

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30
(In thousands)	2007	2006
Operating Activities
Net income	$15,149	$17,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,507	4,825
Deferred income taxes	4,622	6,197
Amortization of deferred financing costs	1,561	1,609
Stock-based compensation	1,146	224
Changes in operating assets and liabilities
Accounts receivable	(11,345)	2,595
Inventories	2,390	5,202
Prepaid expenses and other current assets	(1,692)	(1,047)
Accounts payable	1,884	4,494
Income taxes payable	--	(1,731)
Accrued liabilities	2,270	3,326
Net cash provided by operating activities	21,492	42,734

Investing Activities
Purchases of equipment	(194)	(313)
Purchase of business	(16)	(31,242)
Net cash used for investing activities	(210)	(31,555)

Financing Activities
Repayment of long-term debt	(26,237)	(8,865)
Purchase of common stock for treasury	(4)	(6)
Net cash used for financing activities	(26,241)	(8,871)

Increase (decrease) in cash	(4,959)	2,308
Cash - beginning of period	13,758	8,200

Cash - end of period	$8,799	$10,508

Interest paid	$18,078	$18,306
Income taxes paid	$5,664	$6,287

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States, Canada and certain international markets.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior secured credit facility and the senior subordinated notes more fully described in Note 8 to the consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three and six month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending March 31, 2008.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ materially from those estimates.  As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.6 million and $6.5 million for the three month periods ended September 30, 2007 and 2006, respectively, and $12.2 million for each of the six month periods ended September 30, 2007 and 2006, respectively.

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

Stock-based Compensation
During fiscal 2006, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (the “Plan”).  Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period, and is included as a component of general and administrative expenses.  The Company recorded stock-based compensation costs of $685,000 and $1.1 million during the three and six month periods ended September 30, 2007, respectively.  During the three and six month periods ended September 30, 2006, the Company recorded stock-based compensation costs of $233,000 and $224,000, respectively.  During the three month period ended June 30, 2006, the Company recorded a net stock-based compensation credit of $9,000 due to the reversal of stock-based compensation costs in the amount of $142,000 associated with the departure of a former member of management.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  FIN 48 allows the recognition of only those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.  The adoption of FIN 48, effective April 1, 2007, did not result in a cumulative effect adjustment to the opening balance of retained earnings or adjustment to any of the components of assets, liabilities or equity in the consolidated balance sheet.

The Company is subject to federal and state taxation in the US, as well as in various foreign jurisdictions.  The Company remains subject to examination by tax authorities for years after 2003.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both September 30, 2007 and March 31, 2007 approximates fair value due to the short-term nature of these instruments.  The carrying value of long-term debt at both September 30, 2007 and March 31, 2007 approximates fair value based on interest rates for instruments with similar terms and maturities.

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

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	September 30, 2007	March 31, 2007

Accounts receivable	$48,679	$35,274
Other receivables	1,286	1,681
	49,965	36,955
Less allowances for discounts, returns and uncollectible accounts	(3,453)	(1,788)

	$46,512	$35,167

3.	Inventories

Inventories consist of the following (in thousands):
	September 30, 2007	March 31, 2007

Packaging and raw materials	$2,281	$2,842
Finished goods	25,502	27,331

	$27,783	$30,173

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.3 million and $1.8 million at September 30, 2007 and March 31, 2007, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	September 30, 2007	March 31, 2007

Machinery	$1,397	$1,480
Computer equipment	477	566
Furniture and fixtures	205	247
Leasehold improvements	319	372
	2,398	2,665

Accumulated depreciation	(1,007)	(1,216)

	$1,391	$1,449

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance – March 31, 2007	$235,647	$72,549	$2,751	$310,947

Acquisition purchase price adjustments	(2,032)	--	--	(2,032)

Balance – September 30, 2007	$233,615	$72,549	$2,751	$308,915

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance – March 31, 2007	$544,963	$139,470	$196	$684,629

Additions	--	--	--	--

Balance – September 30, 2007	$544,963	$139,470	$196	$684,629

Accumulated Amortization
Balance – March 31, 2007	$--	$27,375	$97	$27,472

Additions	--	5,232	22	5,254

Balance – September 30, 2007	$--	$32,607	$119	$32,726

At September 30, 2007, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending September 30
2008	$10,507
2009	9,799
2010	9,071
2011	9,071
2012	9,071
Thereafter	59,421

$106,940

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2007	March 31, 2007

Accrued marketing costs	$7,820	$5,687
Accrued payroll	3,100	3,721
Accrued commissions	357	335
Other	1,494	762

	$12,771	$10,505

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	September 30, 2007	March 31, 2007

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at September 30, 2007, the interest rate on the Revolving Credit Facility was 8.75% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At September 30, 2007, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Credit Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At September 30, 2007, the average interest rate on the Tranche B Term Loan Facility was 7.74%.  Principal payments of $887,500 plus accrued interest are payable quarterly.  At September 30, 2007, the Company may borrow up to a maximum amount of $200.0 million under the Tranche B Term Loan Facility.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while any additional amounts borrowed will mature on October 6, 2011.  The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	311,113	337,350

Senior Subordinated Notes that bear interest at 9.25% which is payable on April 15th and October 15th of each year.  The Senior Subordinated Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Subordinated Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium, and after April 15, 2008, at redemption prices set forth in the Indenture governing the Senior Subordinated Notes.  The Senior Subordinated Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.  Each of these guarantees is joint and several.  There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	437,113	463,350
Current portion of long-term debt	(3,550)	(3,550)

	$433,563	$459,800

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

The Senior Credit Facility contains various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At September 30, 2007, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending September 30
2008	$3,550
2009	3,550
2010	3,550
2011	300,463
2012	126,000

$437,113

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions.  In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%.  On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired.  Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.50% cap rate expired on May 30, 2007.  The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75%, terminates on May 30, 2008.  The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair values of the interest rate cap agreements, which are included in other long-term assets, were $486,000 and $1.2 million at September 30, 2007 and March 31, 2007, respectively.

9.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through September 30, 2007.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
Numerator
Net income	$6,829	$8,784	$15,149	$17,040

Denominator
Denominator for basic earnings per share – weighted average shares	49,710	49,451	49,686	49,389

Dilutive effect of unvested restricted common stock	336	543	356	602

Denominator for diluted earnings per share	50,046	49,994	50,042	49,991

Earnings per Common Share:
Basic	$0.14	$0.18	$0.30	$0.35

Diluted	$0.14	$0.18	$0.30	$0.34

At September 30, 2007, 243,000 shares of restricted stock issued to management and employees prior to the Company’s initial public offering are unvested and excluded from the calculation of basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  At September 30, 2007, 160,000 shares of restricted stock granted to management, directors and employees, subject only to time vesting requirements, have been excluded from basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  Additionally, 378,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies, while options to purchase 255,000 shares of common stock have been excluded from diluted earnings per shares because their inclusion would be anti-dilutive.

At September 30, 2006, 522,000 shares of restricted stock issued to management and employees prior to the Company’s initial public offering were unvested and excluded from the calculation of basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  Additionally, at September 30, 2006, 278,000 shares of restricted stock granted to management and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.

11.	Share-Based Compensation

In connection with the Company’s initial public offering, the Board of Directors adopted the Plan which provides for the grant, to a maximum of 5.0 million shares, of stock options, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.

During 2006, the Company adopted Statement No. 123(R) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan.  During the six month period ended September 30, 2007, the Company recorded compensation costs and related tax benefits of $1.1 million and $418,000, respectively, while during the six month period ended September 30, 2006, the Company recorded compensation costs and related tax benefits of $225,000 and $88,000, respectively.

Restricted Shares
Restricted shares granted under the Plan generally vest in 3 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets, or time vesting, as determined by the Compensation Committee of the Board of Directors.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during 2007 was $12.52.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2006	198.0	$12.32
Granted	156.5	9.83
Vested	(13.1)	10.67
Forfeited	(39.0)	12.82
Nonvested at September 30, 2006	302.4	$11.04

Nonvested at March 31, 2007	294.4	$11.05
Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(23.2)	11.39
Nonvested at September 30, 2007	538.4	$11.88

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the six month period ended September 30, 2007 was $5.30.  There were no options granted during 2006.

	2007	2006
Expected volatility	33.2%	--
Expected dividends	--	--
Expected term in years	6.0	--
Risk-free rate	4.5%	--

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at March 31, 2006	61.8	$12.95	4.3
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	(61.8)	12.95	--
Outstanding at September 30, 2006	--	$--	--

Outstanding at March 31, 2007	--	$--	--
Granted	255.1	12.86	10.0
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at September 30, 2007	255.1	$12.86	10.0

Exercisable at September 30, 2007	--	$--	--

Stock Appreciation Rights (“SARS”)
The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company’s common stock on the date the SAR is granted.  SARS may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 years.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.  The weighted-average grant date fair value of the SARS granted during the six month period ended September 30, 2006 was $3.68.  There were no SARS granted during the six month period ended September 30,

2007.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model using the assumptions noted in the following table.

	2007	2006
Expected volatility	--	50.0%
Expected dividends	--	--
Expected term in years	--	2.8
Risk-free rate	--	5.0%

A summary of SARS activity under the Plan is as follows:

SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term
Outstanding at March 31, 2006	--	$--	--
Granted	16.1	9.97	2.75
Forfeited or expired	--	--	--
Outstanding at September 30, 2006	16.1	$9.97	2.5

Exercisable at September 30, 2006	--	$--	--

Outstanding at March 31, 2007	16.1	$9.97	2.00
Granted	--	--	--
Forfeited or expired	--	--	--
Outstanding at September 30, 2007	16.1	$9.97	1.50

Exercisable at September 30, 2007	--	$--	--

At September 30, 2007 and March 31, 2007, there were $4.9 million and $1.4 million, respectively, of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 3.0 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  At September 30, 2007, there were 4.1 million shares available for issuance under the Plan.

12.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rates used in the calculation of income taxes were 38.0% and 39.1% for the periods ended September 30, 2007 and 2006, respectively.  The reduction in the income tax rates results from the implementation of initiatives to obtain operational, as well as tax, efficiencies during the fiscal year ended March 31, 2007.

At September 30, 2007, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.6 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

13.	Commitments and Contingencies

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.  The following disclosure contains recent developments in our pending legal proceedings and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.

Securities Class Action Litigation
On September 4, 2007, the United States District Court for the Southern District of New York issued an Order certifying a class consisting of all persons who purchased the common stock of the Company pursuant to, or traceable to, the Company’s initial public offering on or about February 9, 2005 through November 15, 2005 and were damaged thereby.  The Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot reasonably estimate the potential range of loss, if any.

OraSure Technologies Arbitration
At the end of August 2007, the Company and OraSure Technologies, Inc. (“OraSure”) participated in an arbitration hearing at which each party presented its case to the arbitration panel.  On October 22, 2007, the Company received notification from the arbitrators that they had issued a Partial Final Award (the “Award”) in the pending arbitration with OraSure.  The arbitrators acknowledged that there was a technical breach of the non-compete clause in the Distribution Agreement between the parties but OraSure’s proof of damages was speculative and not supported by credible evidence.  Therefore, the arbitrators awarded nominal damages to OraSure in the amount of One Dollar ($1.00).  In addition, the arbitrators awarded to OraSure counsel fees and arbitrator compensation in an amount to be determined pursuant to further proceedings.  The Company will vigorously contest the award of fees to OraSure as the Company believes that OraSure should only be entitled to a modest award in light of the arbitrators’ rejection of OraSure’s asserted damages and claims beyond the One Dollar ($1.00) nominal award.

The arbitration panel also dismissed with prejudice OraSure’s remaining claims for breach of the Distribution Agreement, OraSure’s request for injunctive relief and the Company’s counterclaims, respectively.  Furthermore, the arbitrators confirmed the Company's position that the Distribution Agreement will terminate on December 31, 2007.  The Company does not expect any interruptions in supply of its Compound W Freeze Off® branded cryosurgical wart remover as it transitions to a new supplier after December 31, 2007.

DenTek Oral Care, Inc. Litigation
In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s® NightGuardTM dental protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. as additional defendants in the action against DenTek and added other claims to the previously filed complaint.  Ms. Kaplan and Mr. Duane were formerly employed by the Company and C.D.S. Associates, Inc. is a corporation controlled by Mr. Duane.  In the Second Amended Complaint, the Company has alleged patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortuous interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction with the Court in which the Company has asked the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Ray Duane or Kelly Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.  Discovery requests have been served by the parties and discovery is ongoing.

In addition to the matters described above, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through 2011.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending September 30,
2008	$650	$122	$772
2009	362	98	460
2010	--	67	67
2011	--	4	4

	$1,012	$291	$1,303

Rent expense for the three month periods ended September 30, 2007 and 2006 was $145,000 and $136,000, respectively; while during the six month periods ended September 30, 2007 and 2006, rent expense was $298,000 and $275,000, respectively.

14.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and six month periods ended September 30, 2007 approximately 56.4% and 56.5%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and six month periods ended September 30, 2006, approximately 61.1% and 60.2%, respectively, of the Company’s total sales were derived from these four major brands.  During the three and six month periods ended September 30, 2007, approximately 22.8% and 23.8%, respectively, of the Company’s sales were made to one customer, while during the three and six month periods ended September 30, 2006, 24.1% and 24.6% of sales were to this customer.  At September 30, 2007, approximately 19.5% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 79% of the Company’s gross sales during the six months ended September 30, 2007.  The Company does not have long-term contracts with 4 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 35% of the Company’s gross sales for 2007.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

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

The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended September 30, 2007
	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$50,003	30,925	$5,912	$86,840
Other revenues	--	497	--	497

Total revenues	50,003	31,422	5,912	87,337
Cost of sales	19,688	19,587	3,495	42,770

Gross profit	30,315	11,835	2,417	44,567
Advertising and promotion	8,154	2,575	288	11,017

Contribution margin	$22,161	$9,260	$2,129	33,550
Other operating expenses				12,940

Operating income				20,610
Other (income) expense				9,595
Provision for income taxes				4,186

Net income				$6,829

	Six Months Ended September 30, 2007
	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$92,429	$60,270	$12,182	$164,881
Other revenues	--	1,039	28	1,067

Total revenues	92,429	61,309	12,210	165,948
Cost of sales	35,074	37,980	7,038	80,092

Gross profit	57,355	23,329	5,172	85,856
Advertising and promotion	14,035	4,203	565	18,803

Contribution margin	$43,320	$19,126	$4,607	67,053
Other operating expenses				23,337

Operating income				43,716
Other (income) expense				19,282
Provision for income taxes				9,285

Net income				$15,149

	Three Months Ended September 30, 2006
	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Net sales	$46,255	$30,732	$7,046	$84,033
Other revenues	--	518	--	518

Total revenues	46,255	31,250	7,046	84,551
Cost of sales	18,001	18,941	4,317	41,259

Gross profit	28,254	12,309	2,729	43,292
Advertising and promotion	7,058	2,020	377	9,455

Contribution margin	$21,196	$10,289	$2,352	33,837
Other operating expenses				9,671

Operating income				24,166
Other (income) expense				9,743
Provision for income taxes				5,639

Net income				$8,784

	Six Months Ended September 30, 2006
	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Net sales	$85,853	$60,470	$13,277	$159,600
Other revenues	--	874	--	874

Total revenues	85,853	61,344	13,277	160,474
Cost of sales	32,398	37,095	8,091	77,584

Gross profit	53,455	24,249	5,186	82,890
Advertising and promotion	12,483	3,710	664	16,857

Contribution margin	$40,972	$20,539	$4,522	66,033
Other operating expenses				18,518

Operating income				47,515
Other (income) expense				19,535
Provision for income taxes				10,940

Net income				$17,040

During the three month periods ended September 30, 2007 and 2006, approximately 96.6% and 96.4%, respectively, of the Company’s sales were made to customers in the United States and Canada while during the six month periods ended September 30, 2007 and 2006, approximately 95.7% and 96.2%, respectively, of sales were made to customers in the US and Canada.  At September 30, 2007, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	90,986	15	15,939	106,940
	465,056	170,908	15,939	651,903

	$698,671	$243,457	$18,690	$960,818

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as well as those described in future reports filed with the SEC.  See also “Cautionary Statements Regarding Forward Looking Statements” on page 40 of this Quarterly Report on Form 10-Q.

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

Three Month Period Ended September 30, 2007 compared to the
Three Month Period Ended September 30, 2006

Revenues
	2007 Revenues	%	2006 Revenues	%	Increase (Decrease)%

OTC Healthcare	$50,003	57.2	$46,255	54.7	$3,748	8.1
Household Cleaning	31,422	36.0	31,250	37.0	172	0.6
Personal Care	5,912	6.8	7,046	8.3	(1,134)	(16.1)

	$87,337	100.0	$84,551	100.0	$2,786	3.3

Revenues for the three month period ended September 30, 2007 increased $2.8 million, or 3.3%, versus the comparable period in 2006, primarily as a result of the acquisition of the Wartner brand in September of 2006.  Excluding the impact of the Wartner acquisition, revenues increased 0.6% versus the comparable period in 2006.  Revenues to customers outside of North America, which represents 3.4% of total revenues, decreased 18% in 2007 versus the comparable period in 2006.

During the three month period ended September 30, 2007, the Company increased its allowance for returns by $1.1 million as a result of the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand.  This action was part of an industry wide voluntary withdrawal of these items pending the final results of an FDA safety and efficacy review.  Excluding the impact of the withdrawal, total revenues for the Company would have been $88.4 million, or 4.6% greater than the comparable period in 2006, and up 1.8% excluding the Wartner acquisition.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased by $3.7 million, or 8.1%, for 2007 versus the comparable period in 2006.  The increase was primarily due to the acquisition of the Wartner brand in September 2006 and the launch of MurineTM EarigateTM, a new product that helps prevent earwax build-up with its patented reverse spray technology.  Excluding the impact of the Wartner acquisition, revenues increased by 3.2% for the period.  In addition to Murine, Clear eyes®, New Skin and Dermoplast® revenues increased for the period.  Clear eyes and New Skin revenue increased as a result of increased consumption, and Dermoplast revenue increased as a result of strong shipments to wholesale distributors of the institutional size item.  These revenue increases were partially offset by an increase in the allowance for returns of $1.1 million in connection with the voluntary withdrawal of Little Remedies medicated pediatric cough and cold products, lower shipments to the trade of Chloraseptic cough and cold products in advance of the flu season, softer consumption of Compound W Freeze-off® as a result of a contraction in the cryogenic sub-segment of the wart removal category and lower consumption of The Doctor’s® NightGuardTM dental protector as a result of increased competition in the bruxism category.

Household Cleaning Segment
Revenues of the Household Cleaning segment were substantially unchanged at $31.4 million, increasing only 0.6% during the quarter versus the comparable period in 2006.   Revenues of the Comet® brand were essentially flat for the period and declines in Spic and Span were offset by increased revenue of Chore Boy.  Revenue of Comet Mildew SprayGel, which was launched in the last quarter of fiscal 2007, was mostly offset by weak factory sales of Comet powder due to inventory reductions taken at a key mass merchandiser customer.  The decline in Spic and Span’s revenue reflected a decline in consumer sales.  The increase of Chore Boy sales were a result of strong shipments to small grocer wholesale accounts; however, consumption declined during the period.

Personal Care Segment
Revenues of the Personal Care segment declined $1.1 million or 16.1% for the period versus the comparable period in 2006.  All major brands in this segment, except for Prell, experienced revenue declines during the period.  The decrease in revenue of Cutex® and Denorex® were a result of declining consumption.  Prell’s revenue increased slightly for the period, in line with consumption.

Gross Profit
	2007 Gross Profit	%	2006 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$30,315	60.6	$28,254	61.1	$2,061	7.3
Household Cleaning	11,835	37.7	12,309	39.4	(474)	(3.9)
Personal Care	2,417	40.9	2,729	38.7	(312)	(11.4)

	$44,567	51.0	$43,292	51.2	$1,275	2.9

Gross profit for 2007 increased by $1.3 million, or 2.9%, versus the comparable period in 2006.  As a percent of total revenue, gross profit decreased slightly from 51.2% in 2006 to 51.0% during 2007.  The decrease in gross profit as a percent of revenues is a result of a $1.1 million increase in the allowance for returns in connection with the voluntary withdrawal of the two Little Remedies medicated products discussed above and related obsolescence charges of $800,000.

Over-the-Counter Healthcare Segment
Gross profit of the Over-the-Counter Healthcare segment increased $2.1 million, or 7.3%, for 2007 versus the comparable period in 2006.  As a percent of OTC revenue, gross profit decreased from 61.1% for 2006 to 60.6% during 2007.  The decrease in gross profit as a percent of revenues is a result of the $1.1 million increase in the allowance for returns for the voluntary withdrawal of the Little Remedies medicated products discussed above and related obsolescence charges of $800,000.

Household Cleaning Segment
Gross profit of the Household Cleaning segment decreased by $474,000, or 3.9%, for 2007 versus the comparable period in 2006.  As a percent of household cleaning revenue, gross profit decreased from 39.4% for 2006 to 37.7% during 2007.  The decrease in gross profit percentage is primarily a result of higher product costs partially offset by lower distribution costs.

Personal Care Segment
Gross profit of the Personal Care segment decreased $312,000, or 11.4%, for 2007 versus the comparable period in 2006.  As a percent of personal care revenue, gross profit increased from 38.7% for 2006 to 40.9% during 2007.  The increase in gross profit percentage was primarily a result of the favorable product mix toward the higher margin shampoo businesses.

Contribution Margin
	2007 Contribution Margin	%	2006 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$22,161	44.3	$21,196	45.8	$965	4.6
Household Cleaning	9,260	29.5	10,289	32.9	(1,029)	(10.0)
Personal Care	2,129	36.0	2,352	33.4	(223)	(9.5)

	$33,550	38.4	$33,837	40.0	$(287)	(0.8)

Contribution margin, defined as gross profit less advertising and promotional expenses, decreased $287,000, or 0.8%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was a result of the increase in sales and gross profit as previously discussed, offset by a $1.6 million, or a 16.6% increase in advertising and promotional spending.  The increased advertising and promotional spending was primarily attributable to support behind the launches of Murine Earigate and Comet Mildew SprayGel.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased by $1.0 million, or 4.6%, for 2007 versus the comparable period in 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $1.1 million, or a 15.5% increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily a result of television media support behind the launch of Murine Earigate.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased by $1.0 million, or 10.0%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was a result of a decrease in gross profit as previously discussed and $600,000, or a 27.4% increase of advertising and promotional spending.  The increase was principally a result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $223,000, or 9.5%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was primarily a result of the sales and gross profit decrease previously discussed.

General and Administrative
General and administrative expenses were $10.2 million for 2007 versus $7.3 million for 2006.  The increase was primarily related to higher legal costs associated with the OraSure arbitration and four intellectual property legal actions initiated by the Company associated with The Doctor’s® NightGuardTM dental protector.

Depreciation and Amortization
Depreciation and amortization expense was $2.8 million for 2007 versus $2.4 million for 2006.  The increase in amortization of intangible assets is related to the Wartner acquisition, which was partially offset by a slight reduction in depreciation expense.

Interest Expense
Net interest expense was $9.6 million for 2007 versus $9.7 million for 2006.  The reduction in interest expenses was the result of a lower level of indebtedness partially offset by higher interest rates on our variable rate indebtedness.  The average cost of funds increased from 7.9% for 2006 to 8.7% for 2007.

Income Taxes
The income tax provision for 2007 was $4.2 million, with an effective rate of 38.0%, compared to $5.6 million, with an effective rate of 39.1% for 2006.  During the fiscal year ended March 31, 2007, the Company implemented various initiatives to obtain operational, as well as tax, efficiencies.

Six Month Period Ended September 30, 2007 compared to the
Six Month Period Ended September 30, 2006

Revenues
	2007 Revenues	%	2006 Revenues	%	Increase (Decrease)%

OTC Healthcare	$92,429	55.7	$85,853	53.5	$6,576	7.7
Household Cleaning	61,309	36.9	61,344	38.2	(35)	(0.1)
Personal Care	12,210	7.4	13,277	8.3	(1,067)	(8.0)

	$165,948	100.0	$160,474	100.0	$5,474	3.4

Revenues for the six month period ended September 30, 2007 increased $5.5 million, or 3.4%, versus the comparable period in 2006, primarily as a result of the acquisition of the Wartner brand in September of 2006.  Excluding the impact of the Wartner acquisition, revenues were essentially flat versus the comparable period in 2006.  Revenues to customers outside of North America, which represented 4.3% of total revenues, were flat in 2007 versus the comparable period in 2006.

During the period the Company increased its allowance for returns by $1.1 million in connection with the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand.  This action was part of an industry wide voluntary withdrawal of these items pending the final results of an FDA safety and efficacy review.  Excluding the impact of the withdrawal, total revenues for the Company would have been $167.0 million, or 4.0% greater than the same period last year and up 0.7% excluding the Wartner acquisition.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased by $6.6 million, or 7.7%, for 2007 versus the comparable period in 2006.  The revenue increases were primarily due to the acquisition of the Wartner brand in September 2006 and the launch of Murine EarigateTM, a new product that helps prevent earwax build-up with its patented reverse spray technology.  Excluding the impact of the Wartner acquisition, revenues increased by 1.4% for the period.  Revenue increases from Murine EarigateTM, Dermoplast and New Skin were partially offset by decreases in Chloraseptic, Clear eyes®, The Doctor’s® and Little Remedies.  New Skin’s revenue increased as a result of higher consumption and market share gains in the liquid bandage category.   Dermoplast’s revenue increased as a result of strong shipments of the institutional size to wholesale distributors.  Chloraseptic’s revenue decreased as a result of weaker consumption and lower shipments to the trade in advance of the flu season. The Clear eyes revenue declined as a result of comparisons to strong pipeline sales of new items during the six month period ended September 30, 2006.  The Doctor’s® revenue decreased as a result of increased competition in the bruxism category.  Little Remedies’ revenue declined due to a $1.1 million increase in the allowance for returns in connection with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products.  Compound W® revenues were down slightly primarily due to softer trends in the cryogenic sub-segment of the wart removal category.

Household Cleaning Segment
Revenues of the Household Cleaning segment were essentially flat during the period versus the comparable period in 2006.   Revenues of the Comet® brand were flat for the period and declines in Spic and Span were offset by increased revenue from Chore Boy.  Revenue of Comet Mildew SprayGel, which launched in the last quarter of fiscal 2007, was offset by weaker factory sales of Comet powder and bathroom sprays.  Comet was negatively affected by inventory reductions taken at a key mass merchandiser customer while bathroom sprays reflect declining consumption trends.  The decline in Spic and Span’s revenue was a result weaker consumption and in line with overall declines in the all purpose cleaning category.  Chore Boy’s revenue increases were a result of strong shipments to small grocery wholesale accounts; however, Chore Boy’s consumption declined during the period.

Personal Care Segment
Revenues of the Personal Care segment declined $1.1 million or 8.0% for 2007 versus the comparable period in 2006.  All major brands in this segment, except for Prell, experienced revenue declines during the period.  The decrease in revenues of Cutex® and Denorex® were a result of declining consumption.  Prell’s revenue increased for the period primarily due to improved consumption.

Gross Profit
	2007 Gross Profit	%	2006 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$57,355	62.1	53,455	62.3	$3,900	7.3
Household Cleaning	23,329	38.1	24,249	39.5	(920)	(3.8)
Personal Care	5,172	42.4	5,186	39.1	(14)	(0.3)

	$85,856	51.7	$82,890	51.1	$2,966	3.6

Gross profit for 2007 increased by $3.0 million, or 3.6%, versus the comparable period in 2006.  As a percent of total revenue, gross profit increased from 51.1% in 2006 to 51.7% during 2007.  The increase in gross profit as a percent of revenues was a result of favorable sales mix to higher margin products partially offset by a $1.1 million increase in the allowance for returns in connection with the voluntary withdrawal of the two Little Remedies medicated products discussed above and related obsolescence charges of $800,000.

Over-the-Counter Healthcare Segment
Gross profit of the Over-the-Counter Healthcare segment increased $3.9 million, or 7.3%, for 2007 versus the comparable period in 2006.  As a percent of OTC revenue, gross profit decreased from 62.3% for 2006 to 62.1% during 2007.  The decrease in gross profit as a percent of revenues was a result of a $1.1 million increase in the allowance for returns in connection with the voluntary withdrawal of Little Remedies medicated product discussed above and related obsolescence charges of $800,000.

Household Cleaning Segment
Gross profit of the Household Cleaning segment decreased by $920,000, or 3.8%, for 2007 versus the comparable period in 2006.  As a percent of household cleaning revenue, gross profit decreased from 39.5% for 2006 to 38.1% during 2007.  The decrease in gross profit percentage was primarily a result of higher product costs partially offset by lower distribution costs.  The product cost increases were a result of higher raw material costs.

Personal Care Segment
Gross profit of the Personal Care segment was flat for 2007 versus the comparable period in 2006.  As a percent of personal care revenue, gross profit increased from 39.1% for 2006 to 42.4% during 2007.  The increase in gross profit percentage was primarily a result of favorable product mix, lower returns and a reduction in promotional pricing allowances.

Contribution Margin
	2007 Contribution Margin	%	2006 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$43,320	46.9	$40,972	47.7	$2,348	5.7
Household Cleaning	19,126	31.2	20,539	32.5	(1,413)	(6.9)
Personal Care	4,607	37.7	4,522	34.1	85	1.9

	$67,053	40.4	$66,033	41.1	$1,020	1.5

Contribution margin, defined as gross profit less advertising and promotional expenses, increased $1.0 million, or 1.5%, for 2007 versus the comparable period in 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, offset by a $1.9 million or 11.5% increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to support behind the launches of Murine Earigate and Comet Mildew SprayGel, and increased television media support of The Doctor’s® NightGuardTM dental protector.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased by $2.3 million, or 5.7%, for 2007 versus the comparable period in 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $1.6 million, or a 5.7% increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily a result of television media support behind the launch of Murine Earigate and The Doctor’s® NightGuardTM dental protector.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased by $1.4 million, or 6.9%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was a result of flat sales and a decrease in gross profit as previously discussed and $500,000, or a 13.3% increase of advertising and promotional spending.  The increase was a result of an increase in television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $85,000, or 1.9%, for 2007 versus the comparable period in 2006.  The contribution margin increase was primarily the result of the sales and gross profit decrease previously discussed offset by a $99,000 reduction in advertising and promotional spending.

General and Administrative
General and administrative expenses were $17.8 million for 2007 versus $13.7 million for 2006.  The increase was primarily related to higher legal and stock-based compensation costs.

Depreciation and Amortization
Depreciation and amortization expense was $5.5 million for 2007 versus $4.8 million for 2006.  The increase in amortization of intangible assets is related to the Wartner acquisition, which was partially offset by a slight reduction in depreciation expense.

Interest Expense
Net interest expense was $19.3 million for 2007 versus $19.5 million for 2006.  The reduction in interest expenses was the result of a lower level of indebtedness partially offset by higher interest rates on our variable rate indebtedness.  The average cost of funds increased from 7.9% for 2006 to 8.7% for 2007.

Income Taxes
The income tax provision for 2007 was $9.3 million, with an effective rate of 38.0%, compared to $10.9 million, with an effective rate of 39.1% for 2006.  During the fiscal year ended March 31, 2007, the Company implemented various initiatives to obtain operational, as well as tax, efficiencies.

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

	Six Months Ended September 30
(In thousands)	2007	2006
Cash provided by (used for):
Operating Activities	$21,492	$42,734
Investing Activities	(210)	(31,555)
Financing Activities	(26,241)	(8,871)

Operating Activities
Net cash provided by operating activities was $21.5 million for 2007 compared to $42.7 million 2006.  The $21.2 million decrease in net cash provided by operating activities was primarily the result of the following:

•	A decrease of net income of $1.9 million from $17.0 million for 2006 to $15.1 million for 2007, and
•
An increase in the components of working capital caused primarily by an increase in accounts receivable resulting from the timing of sales in advance of the cough/cold season, as well as an increase in accrued liabilities resulting from the recognition of costs associated with the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand.

Investing Activities
Net cash used for investing activities was $210,000 for 2007 compared to $31.6 million for 2006.  The net cash used for investing activities for 2007 was primarily for the acquisition of machinery, computers and office equipment, while for 2006, net cash was used primarily for the acquisition of Wartner USA B.V.

Financing Activities
Net cash used for financing activities was $26.2 million for 2007 compared to $8.9 million for 2006.  During 2007, the Company repaid $24.5 million of indebtedness in excess of normal maturities with cash generated from operations.  This reduced our outstanding indebtedness to $437.1 million from $463.4 million at March 31, 2007.  During 2006, the Company repaid the remaining $7.0 million indebtedness related to our Revolving Credit Facility which was drawn upon in connection with the November 2005 acquisition of Dental Concepts LLC.

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

Capital Resources
As of September 30, 2007, we had an aggregate of $437.1 million of outstanding indebtedness, which consisted of the following:

•	$311.1 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at September 30, 2007, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  As of September 30, 2007, an aggregate of $311.1 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 7.74%.

In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which expired in June 2006.  In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%.  On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired.  Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.50% cap rate expired on May 30, 2007.  The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75%, terminates on May 30, 2008.  The fair value of the interest rate cap agreement was $486,000 at September 30, 2007.

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

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  In addition, the Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.5 to 1.0 for the quarter ended September 30, 2007, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•	Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended September 30, 2007, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended September 30, 2007, and for each quarter thereafter until the quarter ending March 31, 2011.

At September 30, 2007, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2007 was $16.5 million, we participated in 5,900 promotional campaigns, resulting in an average cost of $2,800 per campaign.  Of such amount, only 582 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the three and six month periods ended September 30, 2007, our sales and operating income would have been adversely affected by approximately $529,00 and $993,000, respectively.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2007, we had 17 coupon events.  The amount recorded against revenues and accrued for these events during the year was $2.7 million, of which $2.3 million was redeemed during the year.  During the six month period ended September 30, 2007, we had 16 coupon events.  The amount recorded against revenues and accrued for these events during the three and six month periods ended September 30, 2007 was $602,000 and $1.1 million, respectively.  Redemptions during the three and six month periods ended September 30, 2007 were $696,000 and $1.1 million, respectively.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2007, 2006 and 2005, returns represented 3.7%, 3.5%, and 3.6%, respectively, of gross sales.  At September 30, 2007 and March 31, 2007, the allowances for sales returns were $2.1 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such a material occurrence is remote.  As noted, over the last three years, our actual product return rate has stayed within a range of 3.5% to 3.7% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the three and six month periods ended September 30, 2007 by approximately $102,000 and $193,000, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At September 30, 2007 and March 31, 2007, the allowance for obsolete and slow moving inventory represented 4.4% and 5.8%, respectively, of total inventory.  Inventory obsolescence costs charged to operations for the three and six month periods ended September 30, 2007 were $872,000 and $583,000, respectively.  During the three month period ended June 30, 2007, the Company recorded a credit of $289,000 to operations for obsolescence due to the settlement of a claim from a vendor.  A 1.0% increase in our allowance for obsolescence at September 30, 2007 would have adversely affected our reported operating income for the three and six month periods ended September 30, 2007 by approximately $291,000.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts at September 30, 2007 and March 31, 2007 amounted to 0.12% and 0.10%, respectively, of accounts receivable.  For the three and six months ended September 30, 2007 we recorded bad debt expense of $15,000 and $99,000, respectively, while during the three and six month periods ended September 30, 2006 we recorded bad debt recoveries of $67,000 and $12,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of net sales would have resulted in a decrease in operating income for the three and six month periods ended September 30, 2007 of approximately $87,000 and $165,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $960.8 million and $968.1 million at September 30, 2007 and March 31, 2007, respectively.  As of September 30, 2007, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	90,986	15	15,939	106,940
	465,056	170,908	15,939	651,903

	$698,671	$243,457	$18,690	$960,818

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded stock-based compensation costs of $655,000 and $383,000 during the fiscal years ended March 31, 2007 and 2006, respectively.  During the three and six month periods ended September 30, 2007, the Company recorded stock-based compensation costs of $685,000 and $1.1 million, respectively.  During the three and six month periods ended September 30, 2006, the Company recorded stock-based compensation costs of $233,000 and $224,000, respectively.  The period-to-period decrease resulted from the recording of a net stock-based compensation credit of $9,000 during the three month period ended June 30, 2006 due to the reversal of stock-based compensation costs in the amount of $142,000 associated with the departure of a former member of management.

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

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of our senior secured financing, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2007, we had variable rate debt of approximately $311.1 million related to our Tranche B term loan.

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

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2008 of approximately $3.1 million.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.8 million.  The fair value of the interest rate cap agreement was $486,000 at September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended September 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.  The following disclosure contains recent developments in our pending legal proceedings and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.

Securities Class Action Litigation
On September 4, 2007, the United States District Court for the Southern District of New York issued an Order certifying a class consisting of all persons who purchased the common stock of the Company pursuant to, or traceable to, the Company’s initial public offering on or about February 9, 2005 through November 15, 2005 and were damaged thereby.  The Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot reasonably estimate the potential range of loss, if any.

OraSure Technologies Arbitration
At the end of August 2007, the Company and OraSure Technologies, Inc. (“OraSure”) participated in an arbitration hearing at which each party presented its case to the arbitration panel.  On October 22, 2007, the Company received notification from the arbitrators that they had issued a Partial Final Award (the “Award”) in the pending arbitration with OraSure.  The arbitrators acknowledged that there was a technical breach of the non-compete clause in the Distribution Agreement between the parties but OraSure’s proof of damages was speculative and not supported by credible evidence.  Therefore, the arbitrators awarded nominal damages to OraSure in the amount of One Dollar ($1.00).  In addition, the arbitrators awarded to OraSure counsel fees and arbitrator compensation in an amount to be determined pursuant to further proceedings.  The Company will vigorously contest the award of fees to OraSure as the Company believes that OraSure should only be entitled to a modest award in light of the arbitrators’ rejection of OraSure’s asserted damages and claims beyond the One Dollar ($1.00) nominal award.

The arbitration panel also dismissed with prejudice OraSure’s remaining claims for breach of the Distribution Agreement, OraSure’s request for injunctive relief and the Company’s counterclaims, respectively.  Furthermore, the arbitrators confirmed the Company's position that the Distribution Agreement will terminate on December 31, 2007.  The Company does not expect any interruptions in supply of its Compound W Freeze Off® branded cryosurgical wart remover as it transitions to a new supplier after December 31, 2007.

DenTek Oral Care, Inc. Litigation
In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s® NightGuardTM dental protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. as additional defendants in the action against DenTek and added other claims to the previously filed complaint.  Ms. Kaplan and Mr. Duane were formerly employed by the Company and C.D.S. Associates, Inc. is a corporation controlled by Mr. Duane.  In the Second Amended Complaint, the Company has alleged patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortuous interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction with the Court in which the Company has asked the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Ray Duane or Kelly Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.  Discovery requests have been served by the parties and discovery is ongoing.

In addition to the matters described above, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended March 31, 2007, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases of shares of the Company’s common stock during the quarter ended September 30, 2007, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Stockholders was held on July 31, 2007 (the “Annual Meeting).  Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act to elect directors to serve until the 2008 Annual Meeting of Stockholders or until their earlier removal or resignation and to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending March 31, 2008.  The following nominees were elected to the Company’s Board of Directors to serve until the 2008 Annual Meeting of Stockholders or until their respective successors have been elected and qualified, or until their earlier death, resignation or retirement.  The voting information for each elected nominee is set forth below:

	For	Withheld

Mark Pettie	47,678,543	428,426
L. Dick Buell	47,813,986	292,983
John E. Byom	47,723,268	383,701
Gary E. Costley	47,783,333	323,636
David A. Donnini	26,036,225	22,070,744
Ronald Gordon	47,659,068	447,901
Vincent J. Hemmer	47,609,448	497,521
Patrick Lonergan	47,723,173	383,796
Peter C. Mann	47,609,948	497,021
Raymond P. Silcock	47,701,121	405,848

The votes for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the audit of the Company’s financial statements for the fiscal year ending March 31, 2008 were as follows:

For	Against	Withheld

47,598,174	506,149	2,646

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date:	November 8, 2007	By: /s/ PETER J. ANDERSON
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