Form 10-Q
period 2007-12-31
Prestige Brands Holdings, Inc.
filed 2008-02-08
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

As of January 31, 2008, there were 50,002,705 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2007	2006	2007	2006
Revenues
Net sales	$79,644	$79,564	$244,525	$239,164
Other revenues	578	560	1,645	1,434
Total revenues	80,222	80,124	246,170	240,598

Cost of Sales
Costs of sales	38,783	36,766	118,875	114,350
Gross profit	41,439	43,358	127,295	126,248

Operating Expenses
Advertising and promotion	9,572	8,952	28,375	25,809
General and administrative	6,209	7,068	24,039	20,761
Depreciation	126	177	379	616
Amortization of intangible assets	2,627	2,627	7,881	7,013
Total operating expenses	18,534	18,824	60,674	54,199

Operating income	22,905	24,534	66,621	72,049

Other income (expense)
Interest income	164	199	524	787
Interest expense	(9,490)	(10,355)	(29,132)	(30,478)
Total other income (expense)	(9,326)	(10,156)	(28,608)	(29,691)

Income before provision for income taxes	13,579	14,378	38,013	42,358

Provision for income taxes	5,160	3,735	14,445	14,675
Net income	$8,419	$10,643	$23,568	$27,683

Basic earnings per share	$0.17	$0.21	$0.47	$0.56

Diluted earnings per share	$0.17	$0.21	$0.47	$0.55

Weighted average shares outstanding: Basic	49,799	49,535	49,744	49,425
Diluted	50,035	50,024	50,040	50,016

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	December 31, 2007	March 31, 2007
Current assets
Cash and cash equivalents	$11,554	$13,758
Accounts receivable	38,977	35,167
Inventories	30,659	30,173
Deferred income tax assets	3,094	2,735
Prepaid expenses and other current assets	2,002	1,935
Total current assets	86,286	83,768

Property and equipment	1,437	1,449
Goodwill	308,915	310,947
Intangible assets	649,277	657,157
Other long-term assets	7,528	10,095

Total Assets	$1,053,443	$1,063,416

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,703	$19,303
Accrued interest payable	4,574	7,552
Other accrued liabilities	11,711	10,505
Current portion of long-term debt	3,550	3,550
Total current liabilities	38,538	40,910

Long-term debt	422,675	459,800
Other long-term liabilities	2,801	2,801
Deferred income tax liabilities	120,066	114,571

Total Liabilities	584,080	618,082

Commitments and Contingencies – Note 13

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares	501	501
Additional paid-in capital	379,983	379,225
Treasury stock, at cost - 57 shares at December 31, 2007 and 55 shares at March 31, 2007	(45)	(40)
Accumulated other comprehensive income	21	313
Retained earnings	88,903	65,335
Total stockholders’ equity	469,363	445,334

Total Liabilities and Stockholders’ Equity	$1,053,443	$1,063,416
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Nine Months Ended December 31, 2007
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2007	50,060	$501	$379,225	55	$(40)	$313	$65,335	$445,334

Stock-based compensation	--	--	758	--	--	--	--	758

Purchase of common stock for treasury	--	--	--	2	(5)	--	--	(5)

Components of comprehensive income:
Net income	--	--	--	--	--	--	23,568	23,568

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $181	--	--	--	--	--	296	--	296

Unrealized loss on interest rate caps, net of income tax benefit of $367	--	--	--	--	--	(588)	--	(588)
Total comprehensive income	--	--	--	--	--	--	--	23,276

Balances – December 31, 2007	50,060	$501	$379,983	57	$(45)	$21	$88,903	$469,363

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31
(In thousands)	2007	2006
Operating Activities
Net income	$23,568	$27,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,260	7,629
Deferred income taxes	7,366	7,686
Amortization of deferred financing costs	2,283	2,422
Stock-based compensation	758	439
Changes in operating assets and liabilities
Accounts receivable	(3,810)	4,812
Inventories	(486)	2,707
Prepaid expenses and other current assets	(66)	(765)
Accounts payable	(795)	1,366
Income taxes payable	--	(1,584)
Accrued liabilities	(1,772)	2,894
Net cash provided by operating activities	35,306	55,289

Investing Activities
Purchases of equipment	(364)	(429)
Change in other assets due to purchase price adjustments	(16)	386
Purchase of business	--	(31,242)
Net cash used for investing activities	(380)	(31,285)

Financing Activities
Repayment of long-term debt	(37,125)	(27,392)
Purchase of common stock for treasury	(5)	(10)
Net cash used for financing activities	(37,130)	(27,402)

Decrease in cash	(2,204)	(3,398)
Cash - beginning of period	13,758	8,200

Cash - end of period	$11,554	$4,802

Supplemental Cash Flow Information
Fair value of assets acquired	$--	$35,096
Fair value of liabilities assumed	--	(3,854)
Cash paid to purchase business	$--	$31,242

Interest paid	$29,828	$30,749
Income taxes paid	$6,911	$8,790

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of results that may be expected for the year ending March 31, 2008.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business.  The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of the accounts receivable.  In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers' financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.9 million and $6.2 million for the three month periods ended December 31, 2007 and 2006, respectively, and $18.2 million and $18.3 million for the nine month periods ended December 31, 2007 and 2006, respectively.

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

Stock-based Compensation
During fiscal 2006, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (the “Plan”).  Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period, and is included as a component of general and administrative expenses.  During the three month period ended December 31, 2007, the Company recorded a net stock-based compensation credit of $387,000, while during the nine month period ended December 31, 2007, the Company recorded net stock-based compensation costs of $758,000.  At December 31, 2007, management determined that the Company would not meet the performance goals associated with the grants of restricted stock to management and employees in October 2005 and July 2006.  In accordance with Statement No. 123(R), management reversed previously recorded stock-based compensation costs of $538,000 and $394,000 related to the October 2005 and July 2006 grants, respectively.

The Company recorded non-cash compensation expense of $215,000 during the three month period ended December 31, 2006, and net non-cash compensation of $439,000 for the nine month period ended December 31,

2006.  During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management.

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

The Company is subject to federal and state taxation in the US, as well as various foreign jurisdictions.  The Company remains subject to examination by tax authorities for years after 2003.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both December 31, 2007 and March 31, 2007 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at both December 31, 2007 and March 31, 2007 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised 2007 ), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  Earlier application of Statement 141(R) is prohibited.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to GAAP.  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on November 14, 2007, the FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company is evaluating the impact that the adoption of Statement No. 157 will have on its consolidated financial statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	December 31, 2007	March 31, 2007

Accounts receivable	$39,125	$35,274
Other receivables	1,548	1,681
	40,673	36,955
Less allowances for discounts, returns and uncollectible accounts	(1,696)	(1,788)

	$38,977	$35,167

3.	Inventories

Inventories consist of the following (in thousands):
	December 31, 2007	March 31, 2007

Packaging and raw materials	$2,575	$2,842
Finished goods	28,084	27,331

	$30,659	$30,173

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.5 million and $1.8 million at December 31, 2007 and March 31, 2007, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31, 2007	March 31, 2007

Machinery	$1,407	$1,480
Computer equipment	612	566
Furniture and fixtures	205	247
Leasehold improvements	344	372
	2,568	2,665

Accumulated depreciation	(1,131)	(1,216)

	$1,437	$1,449

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance – March 31, 2007	$235,647	$72,549	$2,751	$310,947

Acquisition purchase price adjustments	(2,032)	--	--	(2,032)

Balance – December 31, 2007	$233,615	$72,549	$2,751	$308,915

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance – March 31, 2007	$544,963	$139,470	$196	$684,629

Additions	--	--	--	--

Balance – December 31, 2007	$544,963	$139,470	$196	$684,629

Accumulated Amortization
Balance – March 31, 2007	$--	$27,375	$97	$27,472

Additions	--	7,847	33	7,880

Balance – December 31, 2007	$--	$35,222	$130	$35,352

At December 31, 2007, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending December 31
2008	$10,505
2009	9,442
2010	9,071
2011	9,071
2012	9,071
Thereafter	57,154

$104,314

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2007	March 31, 2007

Accrued marketing costs	$7,537	$5,687
Accrued payroll	2,515	3,721
Accrued commissions	660	335
Other	999	762

	$11,711	$10,505

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	December 31, 2007	March 31, 2007

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at December 31, 2007, the interest rate on the Revolving Credit Facility was 8.25% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At December 31, 2007, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Credit Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At December 31, 2007, the average interest rate on the Tranche B Term Loan Facility was 6.98%.  Principal payments of $887,500 plus accrued interest are payable quarterly.  At December 31, 2007, the Company may borrow up to a maximum amount of $200.0 million under the Tranche B Term Loan Facility.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while any additional amounts borrowed will mature on October 6, 2011.  The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	300,225	337,350

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
	126,000	126,000

	426,225	463,350
Current portion of long-term debt	(3,550)	(3,550)

	$422,675	$459,800

Effective as of December 19, 2006: (i) a Second Supplemental Indenture (“Second Supplemental Indenture”), and (ii) a Guaranty Supplement (“Indenture Guaranty Supplement”) were entered into with the trustee for the holders of the Senior Subordinated Notes.  The Second Supplemental Indenture supplements and amends the Indenture, dated as of April 6, 2004, as supplemented on October 6, 2004 (“Indenture”).  Pursuant to the terms of the Second Supplemental Indenture and the Indenture Guaranty Supplement, Prestige Brands Holdings, Inc. agreed to guaranty all of the obligations of Prestige Brands, Inc., an indirect wholly-owned subsidiary of Prestige Brands Holdings, Inc. (“PBI”), set forth in the Indenture governing PBI’s Senior Subordinated Notes.

Also effective as of December 19, 2006, a Joinder Agreement (“Joinder Agreement”) and a Guaranty Supplement (“Credit Agreement Guaranty Supplement”) were entered into with the administrative agent for the lenders under the Senior Credit Facility.  Pursuant to the terms of the Joinder Agreement and the Credit Agreement Guaranty Supplement, Prestige Brands Holdings, Inc. agreed to become a party to the Pledge and Security Agreement (“Security Agreement”) and the Guaranty (“Credit Agreement Guaranty”), each dated as of April 6, 2004, by PBI and certain of its affiliates in favor of the lenders.  The Security Agreement and the Credit Agreement Guaranty secure the performance by PBI of its obligations under the Credit Agreement, dated as of April 6, 2004, as amended (“Credit Agreement”), by granting security interests to PBI’s lenders in collateral owned by the Company and certain of its subsidiaries and providing guaranties of such obligations by certain of PBI’s affiliates.

The Senior Credit Facility contains various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Indenture also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At December 31, 2007, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Indenture are as follows (in thousands):

Year Ending December 31
2008	$3,550
2009	3,550
2010	3,550
2011	289,575
2012	126,000

$426,225

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions.  In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%.  On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired.  Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.50% cap rate expired on May 30, 2007.  The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75%, terminates on May 30, 2008.  The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair values of the interest rate cap agreements, which are included in other long-term assets, were $241,000 and $1.2 million at December 31, 2007 and March 31, 2007, respectively.

9.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2007.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2007	2006	2007	2006
Numerator
Net income	$8,419	$10,643	$23,568	$27,683

Denominator
Denominator for basic earnings per share – weighted average shares	49,799	49,535	49,744	49,425

Dilutive effect of unvested restricted common stock	236	489	296	591

Denominator for diluted earnings per share	50,035	50,024	50,040	50,016

Earnings per Common Share:
Basic	$0.17	$0.21	$0.47	$0.56

Diluted	$0.17	$0.21	$0.47	$0.55

At December 31, 2007, 198,000 shares of restricted stock issued to management and employees prior to the Company’s initial public offering are unvested and excluded from the calculation of basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  At December 31, 2007, 160,000 shares of restricted stock granted to management, directors and employees, subject only to time vesting requirements, have been excluded from basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  Additionally, 378,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies, while options to purchase 255,000 shares of common stock have been excluded from diluted earnings per shares because their inclusion would be anti-dilutive.

At December 31, 2006, 399,000 shares of restricted stock issued to management and employees prior to the Company’s initial public offering were unvested and excluded from the calculation of basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  At December 31, 2007, 41,000 shares of restricted stock granted to management, directors and employees, subject only to time vesting requirements, have been excluded from basic earnings per share; however, such shares are included in the calculation of diluted earnings per share.  Additionally, at December 31, 2006, 270,000 shares of restricted stock granted to management and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.

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

During 2006, the Company adopted Statement No. 123(R) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan.  During the nine month period ended December 31, 2007, the Company recorded compensation costs and related tax benefits of $758,000 and $288,000, respectively, while during the nine month period ended December 31, 2006, the Company recorded compensation costs and related tax benefits of $439,000 and $169,000, respectively.

Restricted Shares
Restricted shares granted under the Plan generally vest in 3 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets, or time vesting, as determined by the Compensation Committee of the Board of Directors.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the nine month period ended December 31, 2007 was $12.52.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2006	198.0	$12.32
Granted	156.5	9.83
Vested	(13.1)	10.67
Forfeited	(47.0)	12.47
Nonvested at December 31, 2006	294.4	$11.05

Nonvested at March 31, 2007	294.4	$11.05
Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(23.2)	11.39
Nonvested at December 31, 2007	538.4	$11.88

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company's common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company's common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the nine month period ended December 31, 2007 was $5.30.  There were no options granted during 2006.

	2007	2006
Expected volatility	33.2%	--
Expected dividends	--	--
Expected term in years	6.0	--
Risk-free rate	4.5%	--

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at March 31, 2006	61.8	$12.95	4.3
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	(61.8)	12.95	--
Outstanding at December 31, 2006	--	$--	--

Outstanding at March 31, 2007	--	$--	--
Granted	255.1	12.86	10.0
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2007	255.1	$12.86	10.0

Exercisable at December 31, 2007	--	$--	--

Stock Appreciation Rights (“SARS”)
The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company’s common stock on the date the SAR is granted.  SARS may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 years.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive under a SAR in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.  The weighted-average grant date fair value of the SARS granted during the nine month period ended December 31, 2006 was $3.68.  There were no SARS granted during the nine month period ended

December 31, 2007.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model using the assumptions noted in the following table.

	2007	2006
Expected volatility	--	50.0%
Expected dividends	--	--
Expected term in years	--	2.8
Risk-free rate	--	5.0%

A summary of SARS activity under the Plan is as follows:

SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term
Outstanding at March 31, 2006	--	$--	--
Granted	16.1	9.97	2.75
Forfeited or expired	--	--	--
Outstanding at December 31, 2006	16.1	$9.97	2.5

Exercisable at September 30, 2006	--	$--	--

Outstanding at March 31, 2007	16.1	$9.97	2.00
Granted	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2007	16.1	$9.97	1.50

Exercisable at December 31, 2007	--	$--	--

At December 31, 2007 and March 31, 2007, there were $3.5 million and $1.4 million, respectively, of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 2.75 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  At December 31, 2007, there were 4.1 million shares available for issuance under the Plan.

12.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rate used in the calculation of income taxes was 38.0% for the three month and nine month periods ended December 31, 2007.  During the three month and nine month periods ended December 31, 2006, the effective tax rates used in the calculation of income taxes were 25.9% and 34.6%, respectively.  The reduction in the income tax rates during the 2006 period results from the implementation of initiatives to obtain operational, as well as tax, efficiencies during the fiscal year ended March 31, 2007.

At December 31, 2007, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.6 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

13.	Commitments and Contingencies

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007. The following disclosure contains recent developments in our pending legal proceedings which we deem to be material to the Company and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.

Securities Class Action Litigation
On January 8, 2008, the parties to the action engaged in mediation to explore the terms of a potential settlement of the pending litigation; however, no settlement agreement was reached during mediation.  A status conference is scheduled to be held in Court on February 8, 2008.  While discovery in the action is continuing, the Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot reasonably estimate the potential range of loss, if any.

OraSure Technologies Arbitration
On December 18, 2007, the arbitration panel concluded the arbitration by issuing a Final Award for certain counsel fees and arbitrator compensation to be paid by the Company.  Pursuant to the Final Award, the Company has made payment to OraSure Technologies, Inc. in an amount that did not have a material impact on the Company’s results from operations for the three or nine month periods ended December 31, 2007.  No further arbitration proceedings are expected by the Company.

DenTek Oral Care, Inc. Litigation
In November 2007, the defendants in the action each filed a motion to dismiss which is pending before the Court.  The Company has filed responses to the motions to dismiss and is awaiting a decision by the Court regarding such motions.  The Court has ordered the Company’s motion for a preliminary injunction to be held in abeyance pending a determination of the motions to dismiss.  Discovery requests have been served by the parties and discovery is ongoing.  A hearing before the Court is scheduled to be held on February 14, 2008, regarding pending procedural motions and discovery.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2011.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands) :

	Facilities	Equipment	Total
Year Ending December 31,
2008	$650	$122	$772
2009	200	89	289
2010	--	47	47
2011	--	3	3

	$850	$261	$1,111

Rent expense for the three month periods ended December 31, 2007 and 2006 was $150,000 and $144,000, respectively, while during the nine month periods ended December 31, 2007 and 2006, rent expense was $448,000 and $418,000, respectively.

14.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and nine month periods ended December 31, 2007 approximately 60.7% and 57.8%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and nine month periods ended December 31, 2006, approximately 55.5% and 58.6%, respectively, of the Company’s total sales were derived from these four major brands.  During the three and nine month periods ended December 31, 2007, approximately 23.4% and 23.6%, respectively, of the Company’s sales were made to one customer, while during the three and nine month periods ended December 31, 2006, 21.4% and 23.6% of sales were to this customer.  At December 31, 2007, approximately 19.4% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produced items that accounted for approximately 79% of the Company’s gross sales during the nine months ended December 31, 2007.  The Company does not have long-term contracts with 4 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 35% of the Company’s gross sales for 2007.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.  In addition, the Company's manufacturers could impose price increases that it is unable to pass through to its customers.  Such a price increase could adversely affect a product's gross profit and ultimately the Company's profitability.

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

The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended December 31, 2007
	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$45,015	$29,568	$5,061	$79,644
Other revenues	51	527	--	578

Total revenues	45,066	30,095	5,061	80,222
Cost of sales	16,994	18,332	3,457	38,783

Gross profit	28,072	11,763	1,604	41,439
Advertising and promotion	7,045	2,271	256	9,572

Contribution margin	$21,027	$9,492	$1,348	31,867
Other operating expenses				8,962

Operating income				22,905
Other (income) expense				9,326
Provision for income taxes				5,160

Net income				$8,419

	Nine Months Ended December 31, 2007
	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$137,444	$89,838	$17,243	$244,525
Other revenues	51	1,566	28	1,645

Total revenues	137,495	91,404	17,271	246,170
Cost of sales	52,068	56,312	10,495	118,875

Gross profit	85,427	35,092	6,776	127,295
Advertising and promotion	21,080	6,474	821	28,375

Contribution margin	$64,347	$28,618	$5,955	98,920
Other operating expenses				32,299

Operating income				66,621
Other (income) expense				28,608
Provision for income taxes				14,445

Net income				$23,568

	Three Months Ended December 31, 2006
	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Net sales	$45,574	$28,155	$5,835	$79,564
Other revenues	--	560	--	560

Total revenues	45,574	28,715	5,835	80,124
Cost of sales	15,800	17,787	3,179	36,766

Gross profit	29,774	10,928	2,656	43,358
Advertising and promotion	7,089	1,595	268	8,952

Contribution margin	$22,685	$9,333	$2,388	34,406
Other operating expenses				9,872

Operating income				24,534
Other (income) expense				10,156
Provision for income taxes				3,735

Net income				$10,643

	Nine Months Ended December 31, 2006
	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Net sales	$131,427	$88,625	$19,112	$239,164
Other revenues	--	1,434	--	1,434

Total revenues	131,427	90,059	19,112	240,598
Cost of sales	48,198	54,882	11,270	114,350

Gross profit	83,229	35,177	7,842	126,248
Advertising and promotion	19,573	5,304	932	25,809

Contribution margin	$63,656	$29,873	$6,910	100,439
Other operating expenses				28,390

Operating income				72,049
Other (income) expense				29,691
Provision for income taxes				14,675

Net income				$27,683

During the three month periods ended December 31, 2007 and 2006, approximately 96.8% and 95.9%, respectively, of the Company’s sales were made to customers in the United States and Canada while during the nine month periods ended December 31, 2007 and 2006, approximately 96.0% and 95.6%, respectively, of sales were made to customers in the US and Canada.  At December 31, 2007, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	89,093	11	15,210	104,314
	463,163	170,904	15,210	649,277

	$696,778	$243,453	$17,961	$958,192

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties. Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as well as those described in future reports filed with the SEC.  See also “Cautionary Statement Regarding Forward-Looking Statements” on page 40 of this Quarterly Report on Form 10-Q.

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

We have grown our portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support.  We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners.  After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels.  We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

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

Three Month Period Ended December 31, 2007 compared to the
Three Month Period Ended December 31, 2006

Revenues
	2007 Revenues	%	2006 Revenues	%	Increase (Decrease)%

OTC Healthcare	$45,066	56.2	$45,574	56.9	$(508)	(1.1)
Household Cleaning	30,095	37.5	28,715	35.8	1,380	4.8
Personal Care	5,061	6.3	5,835	7.3	(774)	(13.3)

	$80,222	100.0	$80,124	100.0	$98	0.1

Revenues for the three month period ended December 31, 2007 were essentially flat, increasing by $98,000, or 0.1%, versus the comparable period in 2006, primarily as a result of revenue growth in the Household Cleaning segment, offset by declines in the Over-the-Counter Healthcare and Personal Care segments.  Revenues from customers outside of North America, which represent 3.2% of total revenues, decreased 23% in 2007 versus the comparable period in 2006.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment decreased by $508,000, or 1.1%, for 2007 versus the comparable period in 2006.  Revenue increases for Murine, Clear eyes, New Skin and Compound W were offset by revenue decreases from Chloraseptic, Little Remedies and The Doctor’s brands.  Murine’s revenue increase is primarily the result of the MurineTM EarigateTM launch; a new product that helps prevent earwax build-up with its patented reverse spray technology.  Clear eyes and New Skin revenue increased as a result of increased retail consumption.  Compound W revenue increased as a result of improving consumption trends behind late wart season promotions.  The decline in Chloraseptic is primarily the result of a weak cough/cold flu season with the number of sore throat incidences down 9% season to-date versus the prior year.  Little Remedies’ revenues were adversely impacted by the voluntary withdrawal of two medicated pediatric cough and cold products in October 2007.  Increased competition in the bruxism category resulted in lower sales of The Doctor’s® NightGuardTM dental protector.

Household Cleaning Segment
Revenues of the Household Cleaning segment increased $1.4 million, or 4.8%, during the period versus the comparable period in 2006.   Revenues of the Comet® brand increased during the period as a result of Comet Mildew SpayGel, which was launched in the last quarter of fiscal 2007, and increased shipments of Comet Powder to the dollar and club trade class of stores. The decline in Spic and Span’s revenue reflected a decline in consumer consumption.  Chore Boy sales declined as a result of weaker consumption and lower shipments to small grocer wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $774,000, or 13.3%, for the period versus the comparable period in 2006.  All major brands in this segment experienced revenue declines during the period.  The decrease in revenue of Cutex®, Prell and Denorex® was in line with consumption.

Gross Profit
	2007 Gross Profit	%	2006 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$28,072	62.3	$29,774	65.3	$(1,702)	(5.7)
Household Cleaning	11,763	39.1	10,928	38.1	835	7.6
Personal Care	1,604	31.7	2,656	45.5	(1,052)	(39.6)

	$41,439	51.7	$43,358	54.1	$(1,919)	(4.4)

Gross profit for the three month period ended December 31, 2007 decreased by $1.9 million, or 4.4%, versus the comparable period in 2006.  As a percent of total revenue, gross profit decreased from 54.1% in 2006 to 51.7% in 2007.  The decrease in gross profit as a percent of revenues is primarily the result of unfavorable segment and product sales mix toward lower margin brands, an increase in promotional allowances and higher product costs in the Personal Care segment.  The sales increase in the Household Cleaning segment, which has a lower gross profit percentage than the overall Company, represented a higher proportion of the overall sales versus the same period in 2006.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment decreased $1.7 million, or 5.7%, for 2007 versus the comparable period in 2006.  As a percent of OTC revenue, gross profit decreased from 65.3% for 2006 to 62.3% during 2007.  The decrease in gross profit as a percent of revenues is the result of unfavorable product mix, higher promotional allowances and an increase in the returns reserve related to the Little Remedies medicated product withdrawal in October 2007.  The unfavorable product mix is related to an increase in revenue from Murine Earigate which has a lower gross profit margin than the segment’s average.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased by $835,000, or 7.6%, for 2007 versus the comparable period in 2006.  As a percent of household cleaning revenue, gross profit increased from 38.1% for 2006 to 39.1% during 2007.  The increase in gross profit percentage is primarily a result of lower distribution costs.

Personal Care Segment
Gross profit for the Personal Care segment decreased $1.1 million, or 39.6%, for 2007 versus the comparable period in 2006.  As a percent of personal care revenue, gross profit decreased from 45.5% for 2006 to 31.7% during 2007.  The decrease in gross profit percentage was the result of higher product costs in the shampoo brands and increased inventory obsolescence costs related to Cutex.

Contribution Margin
	2007 Contribution Margin	%	2006 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$21,027	46.7	$22,685	49.8	$(1,658)	(7.3)
Household Cleaning	9,492	31.5	9,333	32.5	159	1.7
Personal Care	1,348	26.6	2,388	40.9	(1,040)	(43.6)

	$31,867	39.7	$34,406	42.9	$(2,539)	(7.4)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the three month period ended December 31, 2007 decreased by $2.5 million, or 7.4%, versus the comparable period in 2006.  The contribution margin decrease was the result of the changes in sales and gross profit as previously discussed, and a $600,000, or a 6.9%, increase in advertising and promotional spending.  The increased advertising and promotional spending was primarily attributable to support behind the launches of Murine Earigate and Comet Mildew SprayGel.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment decreased by $1.7 million, or 7.3%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was the result of the decrease in sales and gross profit as previously discussed, while advertising and promotional spending remained essentially flat.  An increase in television media support behind the launch of Murine Earigate was mostly offset with a decrease in support behind The Doctor’s NightGuard and Chloraseptic.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased by $159,000, or 1.7%, for 2007 versus the comparable period in 2006.  The contribution margin increase was the result of an increase in gross profit as previously discussed, partially offset by a $700,000 increase in advertising and promotional spending.  The A&P increase was principally the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $1.0 million, or 43.6%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was primarily the result of the sales and gross profit decrease previously discussed.

General and Administrative
General and administrative expenses were $6.2 million for 2007 versus $7.1 million for 2006.  Higher legal costs associated with intellectual property protective actions initiated by the Company in connection with The Doctor’s® NightGuardTM dental protector were offset by a reduction in management incentive and long-term stock based compensation costs.  At December 31, 2007, the Company reversed previously recorded stock-based compensation of $932,000 upon management’s determination that it would not meet stated performance goals associated with grants of restricted stock to management and employees.

Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $2.8 million for 2007 and 2006.

Interest Expense
Net interest expense was $9.3 million for 2007 versus $10.2 million for 2006.  The reduction in interest expense was the result of a lower level of indebtedness, partially offset by higher interest rates on our variable rate indebtedness.  The average cost of funds increased from 8.4% for 2006 to 8.6% for 2007 while the average indebtedness decreased from $480.5 million for 2006 to $431.7 million for 2007.

Income Taxes
The income tax provision for 2007 was $5.2 million, with an effective rate of 38.0%, compared to $3.7 million, with an effective rate of 26% for 2006.  The 2006 period includes a $1.7 million tax benefit resulting from the reduction of the deferred income tax rate to 38.6% from 39.1% in connection with the implementation of initiatives to obtain operational, as well as tax, efficiencies.

Nine Month Period Ended December 31, 2007 compared to the
Nine Month Period Ended December 31, 2006

Revenues
	2007 Revenues	%	2006 Revenues	%	Increase (Decrease)%

OTC Healthcare	$137,495	55.9	$131,427	54.7	$6,068	4.6
Household Cleaning	91,404	37.1	90,059	37.4	1,345	1.5
Personal Care	17,271	7.0	19,112	7.9	(1,841)	(9.6)

	$246,170	100.0	$240,598	100.0	$5,572	2.3

Revenues for the nine month period ended December 31, 2007 increased by $5.6 million, or 2.3%, versus the comparable period in 2006, primarily as a result of the acquisition of the Wartner brand in September of 2006.  Excluding the impact of the Wartner acquisition, revenues were essentially flat versus the comparable period in 2006.  Revenues from customers outside of North America, which represent 4.0% of total revenues, decreased 7.2% in 2007 versus the comparable period in 2006.

During the nine month period ended December 31, 2007, the Company increased its allowance for returns by $1.4 million in connection with the voluntary withdrawal from the marketplace in October 2007 of two medicated pediatric cough and cold products marketed under the Little Remedies brand.  This action was part of an industry-wide voluntary withdrawal of pediatric cough and cold products pending the final results of an FDA safety and efficacy review.  Excluding the impact of the withdrawal, total revenues for the Company would have been $247.6 million, or 3.3% greater than the same period last year and up 0.7% excluding the Wartner acquisition.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased by $6.1 million, or 4.6%, for 2007 versus the comparable period in 2006.  The revenue increase was primarily due to the acquisition of the Wartner brand in September 2006 and the launch of Murine EarigateTM, a new product that helps prevent earwax build-up with its patented reverse spray technology.  Excluding the impact of the Wartner acquisition, revenues increased by 0.5% for the period.  Revenue increases from Murine EarigateTM, Clear eyes, New Skin, Dermoplast and Compound W were partially offset by decreases in Chloraseptic, The Doctor’s® and Little Remedies.  Clear eyes and New Skin’s revenue increases were a result of increased consumer consumption, while Dermoplast’s revenue increased as a result of strong shipments of the institutional size to wholesale distributors.  Compound W® revenues were up primarily due to lower promotional allowances as gross shipments were down slightly due to softness in the Cyrogenic sub-segment of the wart category.  Chloraseptic’s revenue decreased due to weaker consumer consumption as a result of the decline in the number of sore throat incidences nationwide season to-date versus the prior year.  The Doctor’s® revenue decreased as a result of increased competition in the bruxism category.  Little Remedies’ revenue declined due to a $1.4 million increase in the allowance for returns and lost sales in connection with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007.

Household Cleaning Segment
Revenues of the Household Cleaning segment increased $1.3 million, or 1.5% during the period versus the comparable period in 2006.  Increased revenues across the Comet® brand more than offset declines in the Spic and Span and Chore Boy brands.  Revenue for Comet Mildew SprayGel, which launched in the last quarter of fiscal 2007, was partially offset by weaker factory sales of Comet bathroom sprays, a reflection of declining consumption trends.  The decline in Spic and Span’s revenue was the result of weaker consumption and in line with overall declines in the all-purpose cleaning category.  Chore Boy’s revenue decreases were in line with consumption trends partially offset by strong shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $1.8 million or 9.6% for 2007 versus the comparable period in 2006.  All major brands in this segment, except for Prell, experienced revenue declines during the period.  The decrease in revenues of Cutex® and Denorex® was a result of declining consumption.  Prell’s revenue increased for the period primarily due to improved consumption.

Gross Profit
	2007 Gross Profit	%	2006 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$85,427	62.1	$83,229	63.3	$2,198	2.6
Household Cleaning	35,092	38.4	35,177	39.1	(85)	(0.2)
Personal Care	6,776	39.2	7,842	41.0	(1,066)	(13.6)

	$127,295	51.7	$126,248	52.5	$1,047	0.8

Gross profit for the nine month period ended December 31, 2007, increased by $1.0 million, or 0.8%, versus the comparable period in 2006.  As a percent of total revenue, gross profit decreased from 52.5% in 2006 to 51.7% during 2007.  The decrease in gross profit as a percent of revenues was primarily a result of unfavorable sales mix to lower margin products and a $1.4 million increase in the allowance for returns in connection with the voluntary withdrawal of the two Little Remedies medicated products in October 2007 and related obsolescence charges of $800,000.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $2.2 million, or 2.6%, for 2007 versus the comparable period in 2006.  As a percent of OTC revenue, gross profit decreased from 63.3% for 2006 to 62.1% during 2007.  The decrease in gross profit as a percent of revenues was the result of a $1.4 million increase in the allowance for returns in connection with the voluntary withdrawal of Little Remedies medicated product discussed above and related obsolescence charges of $800,000, as well as the launch of Murine Earigate, which has a lower margin than the segment’s average gross profit percentage.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $85,000, or 0.2%, for 2007 versus the comparable period in 2006.  As a percent of household cleaning revenue, gross profit decreased from 39.1% for 2006 to 38.4% during 2007.  The decrease in gross profit percentage was primarily the result of higher product costs partially offset by lower distribution costs.  The product cost increases were a result of higher raw material costs.

Personal Care Segment
Gross profit for the Personal Care segment decreased $1.1 million, or 13.6% for 2007 versus the comparable period in 2006.  As a percent of personal care revenue, gross profit decreased from 41.0% for 2006 to 39.2% during 2007.  The decrease in gross profit percentage was primarily the result of lower returns and a reduction in promotional pricing allowances, offset by higher product and inventory obsolescence costs.

Contribution Margin
	2007 Contribution Margin	%	2006 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$64,347	46.8	$63,656	48.4	$691	1.1
Household Cleaning	28,618	31.3	29,873	33.2	(1,255)	(4.2)
Personal Care	5,955	34.5	6,910	36.2	(955)	(13.8)

	$98,920	40.2	$100,439	41.7	$(1,519)	(1.5)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the nine month period ended December 31, 2007, decreased $1.5 million, or 1.5%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was the result of the increase in sales and gross profit as previously discussed, offset by a $2.6 million, or 9.9%, increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to support behind the launches of Murine Earigate and Comet Mildew SprayGel.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased by $691,000, or 1.1%, for 2007 versus the comparable period in 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $1.5 million, or 7.7%, increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily a result of television media support behind the launch of Murine Earigate, partially offset by a reduction in Chloraseptic spending.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased by $1.3 million, or 4.2%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was a result of the sales increase and gross profit decrease previously discussed and a $1.2 million, or 22.0%, increase for advertising and television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $955,000, or 13.8%, for 2007 versus the comparable period in 2006.  The contribution margin decrease was primarily the result of the sales and gross profit decrease previously discussed offset by a $100,000 reduction in advertising and promotional spending.

General and Administrative
General and administrative expenses were $24.0 million for 2007 versus $20.8 million for 2006.  Higher legal costs associated with the OraSure litigation and intellectual property protective actions initiated by the Company in connection with The Doctor’s® NightGuardTM dental protector were offset by a reduction in management incentive and long-term stock based compensation costs.  At December 31, 2007, the Company reversed previously recorded stock-based compensation of $932,000 upon management’s determination that it would not meet stated performance goals associated with grants of restricted stock to management and employees.

Depreciation and Amortization
Depreciation and amortization expense was $8.3 million for 2007 versus $7.6 million for 2006.  The increase in amortization of intangible assets is primarily related to the Wartner acquisition.

Interest Expense
Net interest expense was $28.6 million for 2007 versus $29.7 million for 2006.  The reduction in interest expense was the result of a lower level of indebtedness, partially offset by higher interest rates on our variable rate indebtedness.  The average cost of funds increased from 8.1% for 2006 to 8.6% for 2007, while the average indebtedness decreased from $484.9 million for 2006 to $444.8 million for 2007.

Income Taxes
The income tax provision for 2007 was $14.5 million, with an effective rate of 38.0%, compared to $14.7 million, with an effective rate of 34.6% for 2006.  The 2006 period includes a $1.7 million tax benefit resulting from the reduction of the deferred income tax rate to 38.6% from 39.1% in connection with the implementation of initiatives to obtain operational, as well as tax, efficiencies.

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

	Nine Months Ended December 31
(In thousands)	2007	2006
Cash provided by (used for):
Operating Activities	$35,306	$55,289
Investing Activities	(380)	(31,285)
Financing Activities	(37,130)	(27,402)

Operating Activities
Net cash provided by operating activities was $35.3 million for 2007 compared to $55.3 million 2006.  The $20.0 million decrease in net cash provided by operating activities was primarily the result of the following:

·	A decrease of net income of $4.1 million from $27.7 million for 2006 to $23.6 million for 2007, and
·
An increase in the components of working capital caused primarily by an increase in accounts receivable at December 31, 2007 versus March 31, 2007, compared to a decrease in accounts receivable at December 31, 2006 versus March 31, 2006.

Investing Activities
Net cash used for investing activities was $380,000 for 2007 compared to $31.3 million for 2006.  The net cash used for investing activities for 2007 was primarily for the acquisition of machinery, computers and office equipment, while for 2006, net cash was used primarily for the acquisition of Wartner USA B.V.

Financing Activities
Net cash used for financing activities was $37.1 million for 2007 compared to $27.4 million for 2006.  During 2007, the Company repaid $34.5 million of the Tranche B Term Loan Facility in excess of normal maturities with cash generated from operations.  This reduced our outstanding indebtedness to $426.2 million from $463.4 million at March 31, 2007.  During 2006, the Company repaid the remaining $7.0 million indebtedness related to our Revolving Credit Facility which was drawn upon in connection with the November 2005 acquisition of Dental Concepts LLC, as well as $17.4 million in excess of normal maturities against the Tranche B Term Loan Facility.

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

Capital Resources
As of December 31, 2007, we had an aggregate of $426.2 million of outstanding indebtedness, which consisted of the following:

·	$300.2 million of borrowings under the Tranche B Term Loan Facility, and

·	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at December 31, 2007, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin. As of December 31, 2007, an aggregate of $300.2 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 6.98%.

In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which expired in June 2006. In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. Additionally, an interest rate cap agreement with a notional amount of $80.0 million and a 3.50% cap rate expired on May 30, 2007. The remaining agreement, with a notional amount of $50.0 million and a cap rate of 3.75%, terminates on May 30, 2008. The fair value of the interest rate cap agreement was $241,000 at December 31, 2007.

The Tranche B Term Loan Facility matures in October 2011. We must make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan. The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. In addition, the Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

·	Have a leverage ratio of less than 4.5 to 1.0 for the quarter ended December 31, 2007, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

·
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended December 31, 2007, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

·	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended December 31, 2007, and for each quarter thereafter until the quarter ending March 31, 2011.

At December 31, 2007, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The current volatility of the crude oil markets will continue to impact, at times favorably and at times unfavorably, our transportation costs, as well as, certain petroleum based raw materials and packaging materials.  Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a sustained rate of pricing increases associated with crude oil or other supplies may have an adverse effect on our operating results.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results. While our promotional expense for the year ended March 31, 2007 was $16.5 million, we participated in 5,900 promotional campaigns, resulting in an average cost of $2,800 per campaign. Of such amount, only 582 payments were in excess of $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the three and nine month periods ended December 31, 2007, our sales and operating income would have been adversely affected by approximately $475,000 and $1.5 million, respectively.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons. We utilize a national clearing house to process coupons redeemed by customers. At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2007, we had 17 coupon events.  The amount recorded against revenues and accrued for these events during the year was $2.7 million, of which $2.3 million was redeemed during the year.  During the nine month period ended December 31, 2007, we had 25 coupon events. The amount recorded against revenues and accrued for these events during the three and nine month periods ended December 31, 2007 was $558,000 and $1.6 million, respectively. Redemptions during the three and nine month periods ended December 31, 2007 were $514,000 and $1.6 million, respectively.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.   Our historical return rate has been relatively stable; for example, for the years ended March 31, 2007, 2006 and 2005, returns represented 3.7%, 3.5%, and 3.6%, respectively, of gross sales. At December 31, 2007 and March 31, 2007, the allowances for sales returns were $1.9 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected. Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues. Based upon the methodology described above and our actual returns' experience, management believes the likelihood of such a material occurrence is remote. As noted, over the last three years, our actual product return rate has stayed within a range of 3.5% to 3.7% of gross sales. An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the three and nine month periods ended December 31, 2007 by approximately $93,000 and $286,000, respectively.

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

Many of our products are subject to expiration dating. As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery. To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less. At December 31, 2007 and March 31, 2007, the allowance for obsolete and slow moving inventory represented 4.8% and 5.8%, respectively, of total inventory. Inventory obsolescence costs charged to operations for the three and nine month periods ended December 31, 2007 were $361,000 and $944,000, respectively. During the three month period ended June 30, 2007, the Company recorded a credit of $289,000 to operations for obsolescence due to the settlement of a claim from a vendor. A 1.0% increase in our allowance for obsolescence at December 31, 2007 would have adversely affected our reported operating income for the three and nine month periods ended December 31, 2007 by approximately $322,000.

Allowance for Doubtful Accounts
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms. We maintain an allowance for doubtful accounts receivable which is based upon our historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers' financial condition, (iii) monitor the payment history and aging of our customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance.

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition. The allowance for bad debts at both December 31, 2007 and March 31, 2007 amounted to 0.10 % of accounts receivable. For the three and nine month periods ended December 31, 2007 we recorded bad debt expense of $27,000 and $126,000, respectively, while during the three and nine month periods ended December 31, 2006 we recorded bad debt expense of $37,000 and $25,000, respectively. Bad debt expense for the nine month period ended December 31, 2006 was favorably influenced by a $67,000 recovery during the three month period ended June 30, 2006.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results. A 0.1% increase in our bad debt expense as a percentage of net sales would have resulted in a decrease in operating income for the three and nine month periods ended December 31, 2007 of approximately $80,000 and $245,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $958.2 million and $968.1 million at December 31, 2007 and March 31, 2007, respectively.  As of December 31, 2007, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	89,093	11	15,210	104,314
	463,163	170,904	15,210	649,277

	$696,778	$243,453	$17,961	$958,192

Our Clear Eyes, New-Skin, Chloraseptic, Compound W and Wartner brands comprise the majority of the value of the intangible assets within the Over-The-Counter Healthcare segment. The Comet, Spic and Span and Chore Boy brands comprise substantially all of the intangible asset value within the Household Cleaning segment.   Denorex, Cutex and Prell comprise substantially all of the intangible asset value within the Personal Care segment.

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

·	Brand History
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

·	Market Position
Consumer products that rank number one or two in their respective market generally have greater name recognition and are known as quality product offerings, which warrant a higher valuation and longer life than products that lag in the marketplace.

·	Recent and Projected Sales Growth
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

·	History of and Potential for Product Extensions
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

Finite-Lived Intangible Assets
As mentioned above, management performs an annual review or more frequently if necessary, to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names. In connection with this analysis, management:

·	Reviews period-to-period sales and profitability by brand,
·	Analyzes industry trends and projects brand growth rates,
·	Prepares annual sales forecasts,
·	Evaluates advertising effectiveness,
·	Analyzes gross margins,
·	Reviews contractual benefits or limitations,
·	Monitors competitors’ advertising spend and product innovation,
·	Prepares projections to measure brand viability over the estimated useful life of the intangible asset, and
·	Considers the regulatory environment, as well as industry litigation.

Should analysis of any of the aforementioned factors warrant a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life. Management's projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value as calculated using the discounted cash flow analysis.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

In estimating the value of trademarks and trade names, as well as goodwill, at March 31, 2007, management applied a discount rate of 9.5%, the Company's then current weighted-average cost of funds, to the estimated cash flows; however that rate, as well as future cash flows may be influenced by such factors, including (i) changes in interest rates, (ii) rates of inflation, or (iii) sales or contribution margin reductions. In the event that the carrying value exceeded the estimated fair value of either intangible assets or goodwill, we would be required to recognize an impairment charge. Additionally, continued decline of the fair value ascribed to an intangible asset or a reporting unit caused by external factors may require future impairment charges.

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

Stock-Based Compensation
During 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan.  Statement No. 123(R) requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

·	Type of instrument (i.e.: restricted shares vs. an option, warrant or performance shares),
·	Strike price of the instrument,
·	Market price of the Company’s common stock on the date of grant,
·	Discount rates,
·	Duration of the instrument, and
·	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded stock-based compensation costs of $655,000 and $383,000 during the fiscal years ended March 31, 2007 and 2006, respectively.  During the three month period ended December 31, 2007, the Company recorded a net stock-based compensation credit of $387,000, while during the nine month period ended December 31, 2007, the Company recorded net stock-based compensation costs of $758,000.  At December 31, 2007, management determined that the Company would not meet the performance goals associated with the grants of restricted stock to management and employees in October 2005 and July 2006.

In accordance with Statement No. 123(R), management reversed previously recorded stock-based compensation costs of $538,000 and $394,000 related to the October 2005 and July 2006 grants, respectively.

The Company recorded non-cash compensation expense of $215,000 during the three month period ended December 31, 2006, and net non-cash compensation of $439,000 for the nine month period ended December 31, 2006.  During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management.

Loss Contingencies
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of such loss is reasonable estimable. Contingent losses are often resolved over longer periods of time and involve many factors including:

·	Rules and regulations promulgated by regulatory agencies,
·	Sufficiency of the evidence in support of our position,
·	Anticipated costs to support our position, and
·	Likelihood of a positive outcome.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  Earlier application of Statement 141(R) is prohibited.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.  However, on November 14, 2007, the FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

Our forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report on Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  For more information, see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2007.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

·	General economic conditions affecting our products and their respective markets,

·	The high level of competition in our industry and markets,

·	Our dependence on a limited number of customers for a large portion of our sales,

·	Disruptions in our distribution center,

·	Acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

·	Changing consumer trends or pricing pressures which may cause us to lower our prices,

·	Increases in supplier prices,

·	Increases in transportation fees and fuel charges,

·	Changes in our senior management team,

·	Our ability to protect our intellectual property rights,

·	Our dependency on the reputation of our brand names,

·	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

·	Our level of debt, and ability to service our debt,

·	Any adverse judgment rendered in any pending litigation or arbitration,

·	Our ability to obtain additional financing, and

·	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.   Interest rate changes, therefore, generally do not affect the market value of our senior secured financing, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2007, we had variable rate debt of approximately $300.2 million related to our Tranche B term loan.

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

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve month period ending December 31, 2008 of approximately $3.0 million.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.8 million.  The fair value of the interest rate cap agreement was $241,000 at December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended December 31, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.  The following disclosure contains recent developments in our pending legal proceedings which we deem to be material to the Company and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and our Current Report on Form 8-K filed with the SEC on October 24, 2007.

Securities Class Action Litigation
On January 8, 2008, the parties to the action engaged in mediation to explore the terms of a potential settlement of the pending litigation; however, no settlement agreement was reached during mediation.  A status conference is scheduled to be held in Court on February 8, 2008.  While discovery in the action is continuing, the Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot reasonably estimate the potential range of loss, if any.

OraSure Technologies Arbitration
On December 18, 2007, the arbitration panel concluded the arbitration by issuing a Final Award for certain counsel fees and arbitrator compensation to be paid by the Company.  Pursuant to the Final Award, the Company has made payment to OraSure Technologies, Inc. in an amount that did not have a material impact on the Company’s results from operations for the three or nine month periods ended December 31, 2007.  No further arbitration proceedings are expected by the Company.

DenTek Oral Care, Inc. Litigation
In November 2007, the defendants in the action each filed a motion to dismiss which is pending before the Court.  The Company has filed responses to the motions to dismiss and is awaiting a decision by the Court regarding such motions.  The Court has ordered the Company’s motion for a preliminary injunction to be held in abeyance pending a determination of the motions to dismiss.  Discovery requests have been served by the parties and discovery is ongoing.  A hearing before the Court is scheduled to be held on February 14, 2008, regarding pending procedural motions and discovery.

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

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2007, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Company Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 - 10/31/07	616	$1.70	--	--
11/1/07 - 11/30/07	--	--	--	--
12/1/07 - 12/31/07	--	--	--	--

Total	616	$1.70	--	--

Note:
Activity consists of one (1) transaction whereby the Company exercised its separation repurchase option set forth in a securities purchase agreement between the Company and a former employee.

ITEM 5.	OTHER INFORMATION

As of October 1, 2007, the Company entered into an Executive Employment Agreement with Mr. John Parkinson (the "Employment Agreement") pursuant to which Mr. Parkinson shall serve as the Company's Senior Vice President, International.  During the term of Mr. Parkinson's employment, the Company will pay to him a base salary of $213,000 per annum.  In addition, Mr. Parkinson shall be eligible for and participate in the Company's Annual Incentive Compensation Plan under which he shall be eligible for an annual target bonus payment of 45% of annual base salary.  During the term of Mr. Parkinson's employment with the Company, he will be eligible to participate in the Company's Long-Term Equity Incentive Plan and will be entitled to such other benefits approved by the Board of Directors and made available to the senior management of the Company and its subsidiaries, which shall include vacation time and medical, dental, life and disability insurance.  The Board of Directors, on a basis consistent with past practice, shall review the annual base salary of Mr. Parkinson and may increase the annual base salary by such amount as the Board of Directors, in its sole discretion, shall deem appropriate.

Pursuant to the terms of the Employment Agreement, Mr. Parkinson's employment will continue until (i) his death, disability or resignation from employment with the Company and its subsidiaries; or (ii) the Company and its subsidiaries decide to terminate Mr. Parkinson's employment with or without cause.  If (A) Mr. Parkinson's employment is terminated without cause; or (B) Mr. Parkinson resigns from employment with the Company or any of its subsidiaries for good reason, then during the period commencing on the date of termination of employment and ending on the first anniversary date thereof, the Company shall pay to Mr. Parkinson, in equal installments in accordance with the Company's regular payroll, an aggregate amount equal to (I) Mr. Parkinson's annual base salary, plus (II) an amount equal to the annual bonus, if any, paid or payable to Mr. Parkinson by the Company for the last fiscal year ended prior to the date of termination.  In addition, if Mr. Parkinson is entitled on the date of termination to coverage under the medical and prescription portions of the welfare plans, such coverage shall continue for Mr. Parkinson and his covered dependents for a period ending on the first anniversary of the date of termination at the active employee cost payable by Mr. Parkinson with respect to those costs paid by Mr. Parkinson prior to the date of termination.

The Employment Agreement also contains certain confidentiality, non-competition and non-solicitation provisions as well as other provisions that are customary for an executive employment agreement.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date:	February 8, 2008	By:	/s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V.

10.2	Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V.

10.3	Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.