Form 10-K
period 2008-03-31
Prestige Brands Holdings, Inc.
filed 2008-06-13
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-1297589 (I.R.S. Employer Identification No.)
90 North Broadway Irvington, New York 10533 (Address of Principal Executive Offices, including zip code)

(914) 524-6810 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 28, 2007 was $371.5 million.

As of May 23, 2008, the Registrant had 49,959,454 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) presently scheduled for August 5, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1.	BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and its subsidiaries.  Similarly, reference to a year (e.g. “2008”) refers to our fiscal year ended March 31 of that year.

We sell well-recognized, brand name over-the-counter healthcare, household cleaning and personal care products in a global marketplace.  We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.  Our ultimate success is dependent on our ability to:

•	Develop effective sales, advertising and marketing programs,
•	Grow our existing product lines,
•	Develop innovative new products,
•	Acquire new brands,
•	Respond to the technological advances and product introductions of our competitors, and
•	Develop a larger presence in international markets.

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 94.3%, 94.1% and 93.3% of our net revenues for 2008, 2007 and 2006, respectively.
Major Brands	Market Position (1)	Market Segment (1)	Market Share (1) (%)	ACV(1) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Liquid Sore Throat Relief	42.9	96
Clear Eyes®	#2	Redness Relief	15.5	88
Compound W®	#2	Wart Removal	33.4	90
Wartner®	#3	Wart Removal	10.2	60
The Doctor’s® NightGuard™	#1	Bruxism (Teeth Grinding)	68.0	56
The Doctor’s® Brushpicks®	#2	Interdental Picks	21.4	47
Little Remedies®(2)	N/A	Pediatric Healthcare	N/A	81
Murine®	#1	Personal Ear Care	21.3	72
New-Skin®	#1	Liquid Bandages	46.6	81
Dermoplast®	#3	Pain Relief Sprays	15.5	63

Household Cleaning:
Comet®	#2	Abrasive Tub and Tile Cleaner	31.1	99
Chore Boy®	#1	Soap Free Metal Scrubbers	28.9	37
Spic and Span®	#6	All Purpose Cleaner	3.9	65

Personal Care:
Cutex®	#1	Nail Polish Remover	26.7	91
Denorex®	#6	Medicated Shampoo	1.7	44

(1)
The data included in this Annual Report on Form 10-K as regards the market share and ranking for our brands, has been prepared by the Company, based in part on data generated by the independent market research firm, Information Resources, Inc. (“Information Resources”).  Information Resources reports retail sales data in the food, drug and mass merchandise markets.  However, Information Resources’ data does not include Wal-Mart point of sale data, as Wal-Mart ceased providing sales data to the industry in 2001.  Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from the Information Resources data analyzed by the Company above does not significantly change our market share or ranking relative to our competitors.

Our products are sold through multiple channels, including mass merchandisers, drug, grocery, dollar and club stores, which allows us to effectively launch new products across all distribution channels and reduce our exposure to any single distribution channel.  We focus our internal resources on our core competencies:

•	Effective Marketing and Advertising,
•	Sales Excellence,
•	Extraordinary Customer Service, and
•	Innovation and Product Development.

While we perform the production planning and oversee the quality control aspects of the manufacturing, warehousing and distribution of our products, we outsource the operating elements of these functions to entities that offer expertise in these areas and cost efficiencies due to economies of scale.  Our operating model allows us to focus on our marketing programs and product development and innovation, which we believe enables us to achieve attractive margins while minimizing capital expenditures and working capital requirements.

We have developed our brand portfolio through the acquisition of strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners.  Consequently, they did not benefit from the focus of senior level personnel or strong marketing support.  We also believe that the brands we have purchased from smaller private companies had been constrained by the limited financial resources of their prior owners.  After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network.  We pursue this growth through increased advertising and promotion, new sales and marketing strategies, improved packaging and formulations and innovative new products.  Our business, business model and the following competitive strengths and growth strategy, however, face various risks that are described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Competitive Strengths

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market well-recognized consumer brands, many of which were established over 60 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category.  We provide significant marketing support to our key brands that is designed to enhance our sales growth and our long-term profitability.  The markets in which we sell our products, however, are highly competitive and include numerous national and global manufacturers, distributors, marketers and retailers.  Many of these competitors have greater research and development and financial resources than us and may be able to spend more aggressively on advertising and marketing and research and development, which may have an adverse effect on our competitive position.

“Market share” or “market position” is based on sales dollars in the United States, as calculated by Information Resources for the 52 weeks ended March 23, 2008.  "Market segment" has been defined by the Company based on its product offerings and the categories in which it competes.  “ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 23, 2008.  ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that ACV is a measure of a product’s importance to major retailers.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers do not carry products for which consumer demand may not be as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings.

(2)	Market share information for market segments in which Little Remedies products compete is not available from Information Resources.

Strong Competitor in Attractive, Niche Categories
We strategically choose to, and generally, compete in niche product categories that address recurring consumer needs and that we believe are considered “non-core” to larger consumer products and pharmaceutical companies.  We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions and our low-cost operating model.  However, a significant increase in the number of product introductions by our competitors in these niche markets could have a material adverse effect on our business, financial condition and results from operations.

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of underserved consumer needs, the design of products that directly address those needs and the ability to leverage our highly recognizable brand names.  Demonstrative of this philosophy, in 2008 we introduced Comet SprayGel, a high viscosity mildew stain remover spray and the Murine™ Earigate® Ear Cleaning System, a natural and hypoallergenic wax removal system with a patented “reverse spray action” that safely rinses away ear wax buildup without harming the user’s sensitive eardrums.  We also restaged Clear Eyes for Dry Eyes ACR Relief as Clear Eyes for Itchy Eyes to address the needs of allergy sufferers.  These product introductions followed a very successful 2007 when we introduced Clear Eyes Maximum Redness Relief, a fast acting formula that lubricates as it relieves redness, and Little Tummys® Gripe Water, an herbal supplement with ginger and fennel for safe, gentle relief of infant colic, hiccups and upset stomach.  Similarly, our 2006 product introductions included: Clear Eyes Triple Action Relief, formulated to remove redness, moisturize and relieve irritation; Dermoplast™ Poison Ivy Treatment, a non-irritating wash that controls the itch and removes oils that cause the rash; as well as Murine Homeopathic Earache Relief, formulated to promote the body’s natural ability to relieve ear pain.  Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful.  While we did not discontinue any of our recent product introductions during 2008, we did discontinue Murine Homeopathic Allergy Eye Relief, Murine Homeopathic Tired Eye Relief and Chloraseptic Daily Defense Strips in 2007, all of which had been introduced in 2006.  In a similar manner, we discontinued Little Teethers® Oral Pain Relief Swabs in 2006, which we introduced in February 2005.

Efficient Operating Model
To gain operating efficiencies, we directly manage the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we outsource the operating elements of these functions to well-established third-party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure, with low overhead, limited working capital requirements and minimal investment in capital expenditures as evidenced by the following:

	Gross Profit %	G&A % To Net Sales	CapEx % To Net Sales
2008	51.6	9.6	0.1
2007	51.9	8.9	0.2
2006	53.0	7.1	0.2

In 2008, our gross profit was adversely affected by the inventory costs associated with the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand as part of an industry-wide withdrawal of certain medicated pediatric cough and cold products.  During 2007 our gross margin was adversely impacted by the obsolescence reserves associated with certain of our Chloraseptic inventory.  Our general and administrative expenses have been impacted by the overall growth of the organization and professional fees incurred while protecting our intellectual property and other rights.  Our operating model, however, requires us to depend on third-party providers for manufacturing and logistics services.  The inability or unwillingness of our third-party providers to supply or ship our products could have a material adverse effect on our business, financial condition and results from operations.

Management Team with Proven Ability to Acquire, Integrate and Grow Brands
Our business has grown through acquisition, integration and expansion of the many brands we have purchased.  Our management team has significant experience in consumer product marketing, sales, product development and customer service.  Unlike many larger consumer products companies which we believe often entrust their smaller brands to successive junior employees; we dedicate experienced managers to specific brands.  Since the Company has fewer than 100 employees, we seek more experienced personnel to bear the substantial responsibility of brand management and effectuate our growth strategy.  These managers nurture the brands as they grow and evolve.

Growth Strategy

In order to continue to enhance our brands and drive growth we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising,
•	Sales Excellence,
•	Extraordinary Customer Service, and
•	Innovation and Product Development.

We plan to execute this strategy through:

•	Investments in Advertising and Promotion
We will continue to invest in advertising and promotion to drive the growth of our key brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted coupon programs and in-store advertising.  While the absolute level of marketing expenditures differs by brand and category, we typically have increased the amount of investment in our brands after acquiring them.  For example, after the acquisition of the Dental Concepts line of products in 2006, we expanded consumer promotion programs and increased advertising, which resulted in domestic annual brand sales growth of approximately 26% during 2007.  In 2007, we promoted the introduction of our first dual-action product, Chloraseptic Sore Throat plus Cough Lozenges, as well as 2 sugar free sore throat lozenges.  In 2008, a very active year, we vigorously advertised and promoted the introduction of Comet SprayGel, Murine Earigate and Chloraseptic Liquid Center Lozenges all of which were extremely well received by consumers.  Given the competition in our industry, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, no assurance can be given that we can maintain these increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products
One of our strategies is to broaden the categories in which we participate and our share within those categories through ongoing product innovation.  As an example, we followed our successful launch in 2005 of an artificial tears product called Clear Eyes for Dry Eyes with another innovative product in 2006 called Clear Eyes Triple Action Relief, formulated to remove redness, moisturize and relieve irritation, as well as Clear Eyes Maximum Redness Relief in 2007.  In 2008, we launched Murine Earigate and Comet SprayGel; innovative new products to address specific needs and capitalize on the brand awareness of both Murine and Comet.  These successful product introductions were the primary drivers of the brands' continued growth.  Future product introductions to be marketed under the Chloraseptic and Little Remedies brand names will include a Food and Drug Administration (“FDA”) cleared, patented topical gel that helps block allergens on contact at the nose to help prevent runny nose, sneezing and nasal congestion.  While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

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
We intend to increase our focus on growing our international business.  International sales outside of North America represented 4.0% of revenues in 2008, 4.6% of revenues in 2007 and 3.4% of our revenues in 2006.  We have designed and developed both product and packaging for specific international markets and expect our international revenues to grow as a percentage of total revenues.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license The Procter & Gamble Company to market the Comet brand in Eastern Europe.  Since a number of our other brands have previously been sold internationally, we intend to expand the number of brands sold through our existing international distribution network and are actively seeking additional distribution partners for further expansion into other international markets.  There is a risk, however, that increasing our focus on international growth may divert attention and resources from implementing our domestic business strategy.  There are additional risks associated with the increase of our international business, such as changes in regulatory requirements and currency exchange controls.  See “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

•	Pursuing Strategic Acquisitions
Our management team has a solid track record of successfully identifying, acquiring and integrating new brands and we will continue to investigate the acquisition of highly complementary, recognized brands in attractive categories and channels.  For example, during 2007 we purchased the Wartner brand of over-the-counter wart treatment products to augment our ownership of Compound W, the number two selling brand in the wart treatment category.  Additionally, during 2006, we purchased the Chore Boy brand, which competes in the scrubber and sponge sector of the household cleaning segment, and The Doctor’s brand, which competes in the dental accessories sector of the oral health category, where we previously had a limited presence.  While we believe that there will continue to be a strong pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model will allow us to integrate any future acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our operating results could be adversely affected in the event we do not realize all of the anticipated operating synergies and cost savings from future acquisitions, we do not successfully integrate such acquisitions or we pay too much for these acquisitions.  Provisions in our senior credit facility and the indenture governing our senior subordinated notes may also limit our ability to engage in strategic acquisitions.

Market Position

During 2008, approximately 78% of our net revenues were from brands with a number one or number two market position, compared with approximately 77% and 74% during 2007 and 2006, respectively.  Such brands include Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, Cutex, Dermoplast, The Doctor’s and New-Skin.

See the “Business” section on page 1 of this document for information regarding market share and ACV calculations.

Our History and Accomplishments

We were originally formed in 1996 as a joint venture of Medtech Labs and The Shansby Group (a private equity firm), to acquire over-the-counter drug brands from American Home Products.  Since 2001, our portfolio of brand name products has expanded from over-the-counter healthcare to include household cleaning and personal care products.  We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  In February 2004, GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm, acquired our business from the owners of Medtech Labs and The Shansby Group.  In addition, we acquired the Spic & Span business in March 2004.

In April 2004, we acquired Bonita Bay Holdings, Inc., the parent holding company of Prestige Brands International, Inc., which conducted its business under the “Prestige” name.  After we completed the Bonita Bay acquisition, we began to conduct our business under the “Prestige” name as well.  The Bonita Bay brand portfolio included Chloraseptic, Comet, Clear Eyes and Murine.

In October 2004, we acquired the Little Remedies brand of pediatric over-the-counter healthcare products through our purchase of Vetco, Inc.  Products offered under the Little Remedies brand include Little Noses® nasal products, Little Tummys digestive health products, Little Colds® cough/cold remedies and Little Remedies New Parents Survival Kits.  The Little Remedies products deliver relief from common childhood ailments without unnecessary additives such as saccharin, alcohol, artificial flavors, coloring dyes or harmful preservatives.

In February 2005, we raised $448.0 million through an initial public offering of 28.0 million shares of common stock.  We used the net proceeds of the offering ($416.8 million), plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand to (i) repay $100.0 million of our existing senior indebtedness, (ii) redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes, (iii) repurchase an aggregate of 4.7 million shares of our common stock held by the investment funds affiliated with GTCR and TCW/Crescent Mezzanine, LLC (“TWC/Crescent”) for $30.2 million, and (iv) redeem all outstanding senior preferred units and class B preferred units of one of our subsidiaries for $199.8 million.

In October 2005, we acquired the “Chore Boy” brand of metal cleaning pads, scrubbing sponges, and non-metal soap pads.  The brand has over 84 years of history in the scouring pad and cleaning accessories categories.

In November 2005, we acquired Dental Concepts LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under “The Doctor’s” brand.  The business is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.  Its products include The Doctor’s NightGuard Dental Protector, the first FDA cleared over-the-counter treatment for bruxism and The Doctor’s BrushPicks, which are disposable interdental toothpicks.

In September 2006, we acquired Wartner USA B.V. (“Wartner”), the owner of the Wartner brand of over-the-counter wart treatment products.  The Company expects that the Wartner brand, which is the number three brand in the United States over-the-counter wart treatment category, will continue to enhance the Company’s market position in the category, complementing Compound W.

While we did not make any strategic acquisitions in 2008, we repaid $52.1 million of our senior debt with free cash flow generated from operations.  This followed $26.4 million in debt reduction during the second half of 2007.  These debt repayments reduce our interest costs on a going-forward basis, and favorably affect our interest coverage and our debt-to-equity ratios.

Products

We conduct our operations through three principal business segments:

•	Over-the-counter healthcare,
•	Household cleaning, and
•	Personal care.

Over-the-Counter Healthcare Segment

Our portfolio of over-the-counter healthcare products consists primarily of Clear Eyes, Murine, Chloraseptic, Compound W, Wartner, the Little Remedies line of pediatric healthcare products, The Doctor’s brand of oral care products and first aid products such as New-Skin and Dermoplast.  Our other brands in this category include Percogesic®, Momentum®, Freezone®, Mosco®, Outgro®, Sleep-Eze® and Compoz®.  In 2008, the over-the-counter healthcare segment accounted for 56.2 % of our revenues compared to 54.8% and 54.3% in 2007 and 2006, respectively.

Clear Eyes
Clear Eyes, with an ACV of 88%, has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye. In 2008, we launched Clear Eyes for Itchy Eyes to address eye symptoms related to allergies. In February 2007, we introduced Clear Eyes Maximum Redness Relief, while in February 2006, we introduced Clear Eyes Triple Action Relief.  Clear Eyes is among the leading brands in the over-the-counter personal eye care category.  The 0.5 oz. size of Clear Eyes redness relief eye drops is the number two selling product in the eye redness relief category and Clear Eyes is the number two brand in that category with 15.5 % market share.

Murine
Murine has been on store shelves for over 100 years and is the leading brand in the over-the-counter ear care category.  Murine products consist of lubricating, soothing eye drops and ear wax removal aids.  Murine Ear Care is the leading brand in the over-the-counter ear care category with a market share of 21.3% up from the number three brands with a 13.4 % market share in 2007.  The ear drop category is composed of products that loosen earwax and treat trapped water (swimmer’s ear) and ear aches.  In 2008, we expanded our market share in the ear care category with the introduction of Murine Earigate, Ear Cleaning System, a natural and hypoallergenic wax removal system with a patented “reverse spray action” that safely rinses away ear wax build-up without harming the user’s sensitive eardrums.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment.  The Chloraseptic brand has an ACV of 96% and is number one in sore throat liquids/sprays with a 42.9% market share.

Historically, Chloraseptic products were limited to sore throat lozenges and traditional sore throat sprays that were stored and used at home.  In 2006, we introduced our first dual-action product, Sugar Free Chloraseptic Sore Throat plus Cough Lozenges.  In 2007, we launched another dual action product, Chloraseptic Center-Filled Sore Throat Plus Coating Protection lozenges, designed to stop sore throat pain fast, and to soothe sore throats with the unique center-filled technology, the only product of its kind in the sore throat segment.  And, in 2009, Chloraseptic is launching Chloraseptic Allergen Block, an FDA cleared, patented topical gel that helps block allergens on contact at the point of entry, the nose, to help prevent runny nose, sneezing and nasal congestion. These product introductions enable us to market Chloraseptic products as a system, encourage consumers to buy multiple types of Chloraseptic products, and increase volume for the entire product line.

Compound W
Compound W has a long heritage; its wart removal products having been introduced almost 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off®.  We believe that Compound W is one of the most trusted names in wart removal.

Compound W is the number two wart removal brand in the United States with a 33.4% market share and an ACV of 90%.  Since Compound W’s acquisition, we have successfully expanded the wart remover category and enhanced the value associated with the Compound W brand by introducing several new products, such as Compound W Freeze Off, Fast Acting Liquid, One Step Pads for Kids, Waterproof One Step Pads and Invisible Strips Pads.  Compound W Freeze Off, a cryogenic wart removal product, has achieved high trade acceptance, as it allows consumers to use a wart freezing treatment similar to that used by doctors.

Wartner
Wartner is the number three brand in the United States in the wart removal category with a 10.2% share of the cryogenic segment and an ACV rating of 60%.  Launched in 2003, Wartner is recognized by consumers and the trade as the first ever over-the-counter wart freezing (cryogenic therapy) treatment in the U. S and Canada.

The Doctor’s
The Doctor’s is a line of products designed to help consumers that are highly motivated to maintain good oral hygiene in between dental office visits.  The product line was part of the 2006 acquisition of Dental Concepts LLC.  The market is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.  The Doctor’s NightGuard Dental Protector was the first FDA cleared over-the-counter treatment for bruxism and The Doctor’s BrushPicks are disposable interdental toothpicks.  The Doctor’s OraPik is a nondisposable, interdental pick and mirror.

Little Remedies
Little Remedies is a full line of pediatric over-the-counter products that contain no alcohol, saccharin, artificial flavors or coloring dyes including: (i) Little Noses, a product line consisting of saline nasal spray/drops, decongestant nose drops, a nasal aspirator for the removal of mucous from nasal passages and moisturizing nasal gel, (ii) Little Colds, a product line consisting of a multi-symptom cold relief formula, sore throat relief Saf-T-Pops®, a cough relief formula, and a combined decongestant plus cough relief formula, and (iii) Little Tummys, a product line consisting of gas relief drops, laxative drops, a nausea relief aid, as well as the recently introduced gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups.  In 2009, Little Remedies is launching Little AllergiesTM Allergen Block, leveraging the same technology as ChlorasepticTM Allergen Block, in a drug free formulation that blocks allergens on contact to help prevent allergic symptoms like runny nose, sneezing and nasal congestion.

New-Skin
New-Skin, believed to have originated over 100 years ago, consists of liquid bandages that are designed to replace traditional bandages in an effective and easy to use form for the protection of small cuts and scrapes.  Each New-Skin product works by forming a thin, clear, protective covering after it is applied to the skin.  New-Skin competes in the liquid bandage segment of the first aid bandage category where it has a 46.6% market share and an 81% ACV.

Dermoplast
Dermoplast is an aerosol spray anesthetic for minor topical pain that was traditionally a “hospital-only” brand dispensed to mothers after giving birth.  The primary use in hospitals is for post episiotomy pain, post-partum hemorrhoid pain, and for the relief of female genital itching.

The introduction of retail versions of the product has approximately doubled the size of the business.  In addition to the traditional hospital uses, Dermoplast offers sanitary, convenient first aid relief for pain and itching from minor skin irritations, including sunburn, insect bites, minor cuts, scrapes and burns.  Dermoplast is currently offered in two formulas: regular strength and antibacterial strength.  In February 2006, we introduced Dermoplast Poison Ivy Treatment as the only poison ivy wash that also contains over-the-counter medicine. Dermoplast enjoys significant distribution across the drug and mass merchandise channels, with an ACV of 63%.

Household Cleaning Segment

Our portfolio of household cleaning brands includes the Comet, Chore Boy and Spic and Span brands.  In 2008, the household cleaning segment accounted for 37.1% of our revenues, compared with 37.4% and 36.3% for 2007 and 2006, respectively.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized household cleaning brands, with an ACV of 99%.  Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the household cleaning category that includes abrasive powders and liquids and non-abrasive sprays.  Comet products include several varieties of cleaning powders, sprays and cream, both abrasive and non-abrasive.  The non-abrasive tub and tile cleaner segment is more fragmented and competitive than the abrasive sector and we have been attempting, through focused advertising and promotions, including free-standing insert coupons and television advertising, to build momentum in our efforts to increase Comet’s market share in the non-abrasive tub and tile cleaner sector.

We have expanded the brand’s distribution, increased advertising and promotion and implemented focused marketing initiatives.  During 2008, we introduced Comet SprayGel, a unique chlorine mildew stain remover spray product that sticks to mildew stains and offers increased cleaning power due to its high viscosity.  Previously, we introduced new fragrances, including Comet Lavender Powder Abrasive Cleanser and Comet Orange.  We have also extended the brand into underdeveloped demographic targets, and employed new inverted bottle packaging, which improves evacuation and ease of use, for Comet Soft Cleanser Cream.  Additionally, multi-packs have been introduced in the warehouse club trade class extending the brand’s distribution.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920's.  Over the years the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  While many of the brand’s products find use in the kitchen, with cooking clean up being the primary use, they are also used in clean up jobs in the home work shop, garage, and other areas, including outdoor grill cleaning.  The newest additions to the line, launched in 2004, consist of patented mesh materials that clean most surfaces without scratching.  Chore Boy products are currently sold in food and drug stores, mass merchandisers, and in hardware and convenience stores.

Spic and Span
Spic and Span was introduced in 1925 and is marketed as the complete home cleaner with three product lines consisting of (i) dilutables, (ii) an anti-bacterial hard surface spray for counter tops and (iii) glass cleaners.  Each of these products can be used for multi-room and multi-surface cleaning.  Following our acquisition of the brand, the product line has grown from eight to 33 separate items and we have expanded distribution into new channels such as dollar stores.

Personal Care Segment

Our major personal care brands include Denorex dandruff shampoo, Cutex nail products and Prell® shampoo.  Other portfolio brands in this segment include EZO® denture cushion, Oxipor VHC® psoriasis lotion, Cloverine® skin salve, Zincon® medicated dandruff shampoo and Kerodex® barrier cream.  The Company’s strategy has been to de-emphasize the personal care segment, and partially as a result, it accounted for 6.7% of our revenues in 2008 compared with 7.8% and 9.4% in 2007 and 2006, respectively.

Denorex
Denorex was originally launched in 1971 as an effective solution to scalp problems.  Denorex competes in the therapeutic segment of the dandruff shampoo category and holds a 1.6% market share.  The current lineup of Denorex products includes Daily, with gentle but effective relief for mild dandruff sufferers; Extra Strength, for moderate dandruff sufferers; and for those with more serious dandruff conditions, Therapeutic Strength with coal tar.

Cutex
Cutex is the leading branded nail polish remover, with a 26.7% share of market.  Cutex, with an ACV rating of 91%, has products in two main categories: (i) liquids and (ii) convenience implements, including Pads, Pump action bottle, and soon to be released Manicure Correction Pens.  Cutex’s main competition comes from a number of private label brands, which collectively have a 55.1% market share.

Prell
Acquired from The Procter & Gamble Company (“Procter & Gamble”) in 1999, Prell Shampoo was launched in 1947.  While the shampoo category is fragmented and populated by hundreds of brands, Prell continues to have strong brand recognition.  We believe Prell has a small, but very loyal, base of consumers who value its superior cleansing and foaming properties; and who seek a premium shampoo at a more affordable price point.

For additional information concerning our business segments, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based upon the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing professionally designed, creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation and enhancement of the existing brand name, the development and introduction of innovative new products and the execution of professionally designed support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on those brands that we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year-to-year and generally revolve around new product introductions.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 80.9% of our combined gross sales for 2008 and 77.1% and 77.9% for 2007 and 2006, respectively.  Our sales management team consists of 15 people and is expected to grow in order to focus on our key customer relationships.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores.  The following table sets forth the percentage of gross sales across our five major distribution channels during the three-year period ended March 31, 2008:

	Percentage of Gross Sales(1)
Channel of Distribution	2008	2007	2006
Mass	33.6%	35.8%	33.6%
Food	22.7	23.3	24.9
Drug	28.0	25.6	24.3
Dollar	8.3	7.2	7.8
Club	2.4	2.2	2.7
Other	5.0	5.9	6.7

(1)         Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product line, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Wal-Mart, Walgreens, CVS, Target and Dollar General.  Gross sales to our top five and ten customers account for 46% and 57%, respectively, in 2008 compared with approximately 43% and 53%, respectively, in 2007 and approximately 41% and 51%, respectively, in 2006.  No single customer other than Wal-Mart accounted for more than 10% of our gross sales in any of those years and none of our other top five customers accounted for less than 3% of our gross sales in any those years.  Our top ten customers each purchase products from essentially all of our major brands.

Our strong customer relationships and product recognition provide us with a number of important benefits including (i) minimization of slotting fees, (ii) maximization of new product introductions, (iii) maximization of shelf space prominence and (iv) minimization of cash collection days.  We believe that management’s emphasis on strong customer relationships, speed and flexibility, leading sales technology capabilities, including (i) electronic data interchange, (ii) e-mail, (iii) the Internet, (iv) integrated retail coverage, (v) consistent marketing support programs and (vi) ongoing product innovation will continue to maximize our competitiveness in the increasingly complex retail environment.

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Kmart	Drug	CVS
	Meijer		Rite Aid
	Target		Walgreens
Wal-Mart
		Dollar	Dollar General
Food	Ahold		Dollar Tree
	Kroger		Family Dollar
Publix
	Safeway	Club	BJ’s Wholesale Club
	Supervalu		Costco
Sam’s Club

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill all of our manufacturing needs.  We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing flexibility, (iv) regulatory compliance and (v) competitive pricing.  We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services from product development through the manufacturing of finished goods.  They are responsible for such matters as (i) production planning, (ii) product research and development, (iii) procurement, (iv) production, (v) quality testing, and (vi) almost all capital expenditures.  In most instances, we provide our contract manufacturers with guidance in the areas of (i) product development, (ii) performance criteria, (iii) regulatory guidance, (iv) sourcing of packaging materials and (v) monthly master production schedules.  This management approach results in minimal capital expenditures and maximizes our cash flow, which is reinvested to support our marketing initiatives, used to fund brand acquisitions or to repay outstanding indebtedness.

We have relationships with over 40 third-party manufacturers.  Of those, our top 10 manufacturers produce items that accounted for 80% of our sales for 2008 compared to 78% in 2007.  We do not have long-term contracts with the manufacturers of products of approximately 23% of our gross sales in 2008.  The lack of manufacturing agreements for these products exposes us to the risk that the manufacturer could stop producing our products at any time, for any reason or fail to provide us with the level of products we need to meet our customers’ demands.  Should one or more of our manufacturers stop producing product on our behalf, it could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2008, suppliers for our key brands included (i) Procter & Gamble, (ii) Access Business Group, (iii) Kolmar Canada and (iv) Altaire Pharmaceuticals, Inc.  We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  All of our other products are manufactured on a purchase order basis which is generally based on batch sizes and result in no long-term obligations or commitments.

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

We manage product distribution in the mainland United States primarily through one facility located in St. Louis, owned and operated by The Jacobson Companies (“Jacobson”).  Jacobson handles all finished goods storage, as well as the receipt and disposition of customer returns.  In addition, Jacobson provides warehouse services, including without limitation, storage, handling and shipping with respect to our full line of products, as well as transportation services, including without limitation, (i) complete management services, (ii) claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) automation and freight payment services with respect to our full line of products.

If Jacobson abruptly stopped providing warehousing or transportation services to us, our business operations could suffer a temporary disruption while new service providers are engaged.  We believe this process could be completed quickly and any temporary disruption resulting therefrom would not be likely to have a significant effect on our operating results and financial condition.  However, a serious disruption, such as a flood or fire, to our distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time required to reopen or replace our distribution center.  As a result, any such serious or prolonged disruption could have a material adverse effect on our business, financial condition and results from operations.

Competition

The business of selling brand name consumer products in the over-the-counter healthcare, household cleaning and personal care categories is highly competitive.  These markets include numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater research and development and financial resources than we do, and may therefore have the ability to spend more aggressively on advertising and marketing and research and development, and to respond more effectively to changing business and economic conditions.  If this were to occur, our sales, operating results and profitability could be adversely affected.

Our principal competitors vary by industry category.  Competitors in the over-the counter healthcare category include Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC, maker of Tylenol® Sore Throat, Procter & Gamble, maker of Vicks®, and Combe Incorporated, maker of Cepacol®, each of which compete with our Chloraseptic brand.  Other competitors in the over-the counter healthcare category include Schering-Plough, maker of Dr. Scholl’s®, which competes with our Compound W and Wartner brands; Johnson & Johnson, maker of BAND-AID® Brand Liquid Bandage, which competes with our New-Skin brand; GlaxoSmithKline, maker of Debrox®, which competes with our Murine ear care brand; Sunstar America, Inc., maker of GUM® line of oral care products; as well as DenTek® Oral Care, Inc., Power Products, Inc. and Ranir LLC, each of which markets a dental protector for nighttime teeth grinding, which competes with The Doctor’s NightGuard Dental Protector.

Competitors in the household cleaning category include Henkel, maker of Soft Scrub®, and Clorox, maker of Tilex®, each of which competes with our Comet brand.  Additionally, Clorox’s Pine Sol® and Procter & Gamble’s Mr. Clean® compete with our Spic and Span brand while 3M, maker of Scotch-Brite® and O-Cel-O®, and Clorox’s SOS®, compete with our Chore Boy brand.

Competitors in the personal care category include Johnson & Johnson, maker of T-Gel® shampoo, and Chattem, maker of Selsun Blue®, which compete with our Denorex brand, as well as Coty, Inc., maker of Sally Hansen®, which competes with our Cutex brand.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affects in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of product introductions by our competitors could have a material adverse effect on our business, financial condition and results from operations.

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Environmental Protection Agency (“EPA”), and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third-party manufacturers on quality related matters while we monitor their compliance with FDA regulations and perform periodic audits to ensure such compliance.  This continual evaluation process ensures that our manufacturing processes and products are of the highest quality and in compliance with all known regulatory requirements.  When and if the FDA chooses to audit a particular manufacturing facility, we are required to be notified immediately and updated on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product, which could have a material adverse effect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may also have a material adverse effect on our business, financial condition and results from operations.

All of our over-the-counter drug products are regulated pursuant to the FDA’s monograph system.  The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of over-the-counter drug products.  When the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded.  A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses.  However, unless there is a serious safety or efficacy issue, the FDA typically will exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published.  Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

The Company’s over-the-counter healthcare products that contain a medical device are regulated by FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, the manufacturing processes of our third-party drug and device manufacturers must also comply with the FDA’s current Good Manufacturing Processes (“cGMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both the Company and our third-party manufacturers are complying with cGMPs.

In October 2007, we removed two medicated pediatric cough and cold products marketed under the Little Remedies brand from the marketplace.  This action was part of an industry-wide voluntary withdrawal of these items pending the final recommendations of an FDA advisory board meeting to review the safety and efficacy of these products.  We are planning to reintroduce those products into the marketplace with revised packaging, labeling, directions and warnings that we believe will be in compliance with the FDA’s regulatory requirements.  We anticipate that FDA will provide guidance on the labeling no later than the end of June 2008.

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

Certain of our household cleaning products are considered pesticides under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest (which includes bacteria) is considered to be a pesticide under FIFRA.  We market and distribute certain products under our Comet and Spic and Span brands which make antibacterial and/or disinfectant claims.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our Comet and Spic and Span products that make antibacterial and/or disinfectant claims are also subject to state regulations and the rules and regulations of any foreign jurisdictions in which these products are sold.

Intellectual Property

We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada: Chloraseptic, Chore Boy, Clear Eyes, Cinch, Cloverine, Comet, Compound W, Freeze Off, Compoz®, Cutex, The Doctor’s Brushpicks, Denorex, Dermoplast, Essential Care®, Freezone®, Kerodex®, Little Remedies, Longlast®, Momentum®, Mosco®, Murine, New-Skin, Outgro®, Oxipor VHC®, Percogesic®, Prell®, Sleep-Eze®, Spic and Span, Wartner, Vacuum Grip® and Zincon®.  In addition, we have exclusive royalty bearing licenses to use the EZO® and Earigate trademarks in the United States which expire on December 31, 2012 and November 9, 2016, respectively.  While we own the U.S. trademark registration for Kerodex, we have an obligation to pay royalties to Unilever/Scientific with respect to the manufacture and sale of barrier creams sold in the United States under the Kerodex trademark.  This royalty obligation will continue as long as we make, use or sell products utilizing the Kerodex trademark in the United States.

Our trademarks and trade names are how we convey that the products we sell are “brand name” products.  Our ownership of these trademarks and trade names is very important to our business as it allows us to compete based on the value and goodwill associated with these marks.  We may also license others to use these marks.  Additionally, we own or license patents on innovative and proprietary technology.  Such patents evidence the unique nature of our products, provide us with exclusivity and afford us protection from the encroachment of others.  Enforcing our rights represented by these trademarks, trade names and patents is critical to our business, but is expensive.  If we are not able to effectively enforce our rights, others may be able to dilute our trademarks, trade names and patents and diminish the value associated with our brands and technologies, which could have a material adverse effect on our business, financial condition and results from operations.

Other intellectual property rights were acquired from Procter & Gamble and Abbott Laboratories when we acquired the trademarks related to the Comet, Chloraseptic, Clear Eyes, Murine and Prell product lines; however, we did not in all cases obtain title to all of the intellectual property used to manufacture and sell those products.  Therefore, we are dependent upon Procter & Gamble and other third parties for intellectual property used in the manufacture and sale of certain of our products.

We have licensed to Procter & Gamble the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial segment in the United States and Canada until 2019.  We have also licensed to Procter & Gamble the Comet and Chlorinol brands in Russia and specified Eastern European countries until 2015.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Wartner and New-Skin.  The increased level of advertising and promotional campaigns in the third quarter influence sales of Chloraseptic products during the fourth quarter cough/cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees

We employed 93 full time individuals as of March 31, 2008.  None of our employees is a party to a collective bargaining agreement.  Management believes that its relations with its employees are good.

Backlog Orders

The Company had no backlog orders at March 31, 2007 or 2008.

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

We have adopted a Code of Conduct Policy, Code of Ethics for Senior Financial Employees, Complaint Procedures for Accounting and Auditing Matters, Corporate Governance Guidelines, Audit Committee Pre-Approval Policy, and Charters for our Audit, Compensation, Nominating and Governance, and Strategic Planning Committees, as well as a Related Persons Transaction Policy and Stock Ownership Guidelines.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for the foregoing documents from us should be made in writing to:

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

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 15.5% within the allergy/redness eye drop segment, its top competitor, Visine®, has a market share of 37.1%.  In contrast, certain of our brands with number two market positions have a similar market share relative to our competitors.  For example, Compound W has a number two market position of 33.4% and its top competitor, Dr. Scholl’s Clear Away® and Freeze Away®, have a market position of 41.1%.  Also, while Cutex is the number one brand name nail polish remover with a market share of 26.7%, non-branded, private label nail polish removers account, in the aggregate, for 55.1% of the market.  Finally, while our New-Skin liquid bandage product has a number one market position of 46.6%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category.  See “Item 1. Business” section on page 1 of this document for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products affects in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected.  Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the number of product innovations by our competitors could have a material adverse effect on our business, financial condition and results from operations.

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

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales and the loss of one or more of these customers could reduce our gross sales and therefore, could have a material adverse effect on our business, financial condition and results of operations.

For 2008, our top five and ten customers accounted for approximately 46% and 57%, respectively, of our sales, compared with approximately 43% and 53% and 41% and 51% during 2007 and 2006, respectively.  Wal-Mart, which itself accounted for approximately 23%, 24% and 21% of our sales in 2008, 2007 and 2006, respectively, is our only customer that accounted for 10% or more of our sales.  We expect that for future periods, our top five and ten customers, including Wal-Mart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales, and therefore, could have a material adverse effect on our business, financial condition and results from operations.

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

All of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers may not allocate sufficient capacity to us in order that we may meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times can compromise required product validation and stability protocol, which may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.  The consequences of not securing adequate and timely supplies of merchandise would negatively impact inventory levels, sales and gross margins, and could have a material adverse effect on our business, financial condition and results from operations.

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

At March 31, 2008, we had relationships with over 40 third-party manufacturers.  Of those, our top 10 manufacturers produced items that accounted for 80% of our sales for 2008.  We do not have long-term contracts with the manufacturers of products that accounted for approximately 23% of our sales for 2008.  The fact that we do not have long-term contracts with these manufacturers means that they could cease manufacturing these products at any time and for any reason, which could have a material adverse effect on our business, financial condition and results from operations.

Disruption in our St. Louis distribution center may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

We manage our product distribution in the continental United States through one primary distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to our primary distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times during the time required to reopen or replace our primary distribution center.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results from operations.

Achievement of our strategic objectives requires the acquisition, or potentially the disposition, of certain brands or product lines.  Efforts to effect and integrate such acquisitions or dispositions may divert our managerial resources away from our business operations.

Heretofore, the majority of our growth has been driven by acquiring other brands and companies.  At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus.  Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing.  These efforts could divert the attention of our management and key personnel from our business operations.  If we complete acquisitions, we may also experience:

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

Our risks associated with doing business internationally increases as we expand our international footprint.

During 2008, 2007 and 2006, approximately 4.0%, 4.6% and 3.4%, respectively, of our total revenues were attributable to our international business.  We operate in several regions and countries where we have little or no experience, and generally rely on brokers and distributors for the sale of our products.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

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

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including (i) the FDA, (ii) the FTC, (iii) the CPSC, (iv) the EPA, and by (v) various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold.  If we or our third-party manufacturers fail to comply with those regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or the cessation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of revenues which could have a material adverse effect on our business, financial condition and results from operations.

The FDC Act and FDA regulations require that the manufacturing processes of our third-party manufacturers must also comply with the FDA’s cGMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with cGMPs.  A history of past compliance is not a guarantee that future cGMPs will not mandate other compliance steps and associated expense.

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

The market for our products depends to a significant extent upon the goodwill associated with our trademarks, trade names and patents.  Our trademarks and trade names convey that the products we sell are “brand name” products.  We believe consumers ascribe value to our brands, some of which are over 100 years old.  We own or license the material trademark, trade names and patents used in connection with the packaging, marketing and sale of our products.  These rights prevent our competitors or new entrants to the market from using our valuable brand names and technologies.  Therefore, trademark, trade name and patent protection is critical to our business.  Although most of our material intellectual property is registered in the United States and in applicable foreign countries, we may not be successful in asserting protection.  If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our business, financial condition and results from operations.

Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace.  Brand dilution or the introduction of competitive brands could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, and thereby negatively impact our sales.  Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources, financial or otherwise, to protect these rights through litigation or other means.  In addition, third parties may assert claims against our intellectual property rights and we may not be able to successfully resolve those claims causing us to lose our ability to use our intellectual property that is the subject of those claims.  Such loss could have a material adverse effect on our business, financial condition and results from operations.  Furthermore, from time-to-time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights which could require us to incur substantial fees and expenses and have a material adverse effect on our business, financial condition and results from operations.

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

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products.  In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement and will have to develop or obtain rights to use other intellectual property.  Similarly, our rights could be reduced if the applicable licensor or third-party manufacturer fails to maintain the licensed intellectual property because, in such event, our competitors could obtain the right to use the intellectual property without restriction.  If this were to occur, we might not be able to develop or obtain replacement intellectual property in a timely manner.  Additionally, any modified products may not be well-received by customers.  The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our sales due to our failure to meet consumer demand for the affected products or require us to incur costs for development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results from operations.  In addition, development of replacement products may be time-consuming and ultimately may not be feasible.

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

Our substantial indebtedness could adversely affect our financial condition and the significant amount of cash we need to service our debt will not be available to reinvest in our business.

At March 31, 2008, our total indebtedness, including current maturities, is approximately $411.2 million.  Additionally, we have the ability to borrow up to $200.0 million pursuant to our senior credit facility and $60.0 million pursuant to our revolving credit facility.

However, our substantial indebtedness could:

•	Increase our vulnerability to general adverse economic and industry conditions,

•	Limit our ability to engage in strategic acquisitions,

•
Require us to dedicate a substantial portion of our cash flow from operations toward repayment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes,

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

Our senior credit facility and the indenture governing our senior subordinated notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

•	Borrow money or issue guarantees,

•	Pay dividends, repurchase stock from or make other restricted payments to stockholders,

•	Make investments or acquisitions,

•	Use assets as security in other transactions,

•	Sell assets or merge with or into other companies,

•	Enter into transactions with affiliates,

•	Sell stock in our subsidiaries, and

•	Direct our subsidiaries to pay dividends or make other payments to our company.

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

In addition, the senior credit facility requires us to maintain certain leverage, interest and fixed charge coverage ratios.  Although we believe we can continue to meet and/or maintain the financial ratios contained in our credit agreement, our ability to do so may be affected by events outside our control.  Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility.  Any failure by us to comply with the terms and conditions of the credit agreement and the indenture governing the senior subordinated notes could have a material adverse effect on our business, financial condition and results from operations.

The senior credit facility and the indenture governing the senior subordinated notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indenture governing the senior subordinated notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indenture governing the senior subordinated notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indenture governing the senior subordinated notes.  If the debt under the senior credit facility and indenture governing the senior subordinated notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2008 would have been approximately $411.2 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness.  At March 31, 2008, the book value of our current assets was $85.4 million.  Although the book value of our total assets was $1,049.2 million, approximately $955.6 million was in the form of intangible assets, including goodwill of $308.9 million, a significant portion of which is illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  Conversely, we may be required to initiate litigation against others to protect the value of our intellectual property and the goodwill associated therewith.  These matters are extremely time consuming and expensive, but absolutely necessary to maintain enterprise value and safeguard our future.  As a result, litigation may adversely affect our business, financial condition and results of operations.

The trading price of our common stock may be volatile.

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including (i) general stock market volatility, (ii) variations in our quarterly operating results, (iii) our leveraged financial position, (iv) potential sales of additional shares of our common stock, (v) general trends in the consumer products industry, (vi) changes by securities analysts in their estimates or investment ratings, (vii) the relative illiquidity of our common stock, (viii) voluntary withdrawal or recall of products and (ix) news regarding litigation in which we are or become involved.

Our principal stockholders have the ability to significantly influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of our common stock.

Entities affiliated with GTCR collectively own approximately 30.0% of our outstanding common stock.  As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  Subject to applicable law, under our amended and restated certificate of incorporation, the GTCR entities and non-employee directors will not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do.  In the event that any GTCR entity or non-employee director, as the case may be, acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the GTCR entity or non-employee director, as the case may be, will not have any duty to communicate or offer such corporate opportunity to us and may pursue such corporate opportunity for itself or direct such corporate opportunity to another person.  This concentration of stock ownership also may make it difficult for stockholders to replace management.  In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders who own significant blocks of stock. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.

Substantial sales of our common stock by either GTCR or management or the perception that these sales could occur could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market by the affiliates of GTCR or management, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  Pursuant to an agreement with GTCR, we filed a Registration Statement on Form S-3 (“Form S-3”) with the SEC in December 2006.  We expect the Form S-3 to be declared effective by the SEC in the near future and, once effective, GTCR will have the ability to sell common stock, up to the maximum number of common shares registered, into the public marketplace.  Such a sale could adversely affect the price of our common stock.

As of the date of the filing of this Annual Report on Form 10-K, at the request of GTCR, we intend to request of the SEC that it declare the Form S-3 effective as soon as possible.

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

Our annual and quarterly results from operations may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, many of which are beyond our control, resulting in a decline in the price of our securities.

Our annual and quarterly results from operations may fluctuate significantly because of several factors, including:

•	Increases and decreases in average quarterly revenues and profitability,

•	The rate at which we make acquisitions or develop new products and successfully market them,

•	Our inability to increase the sales of our existing products and expand their distribution,

•	Adverse regulatory or market events in our international markets,

•	Litigation matters,

•	Changes in consumer preferences and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities,

•	Seasonality of our products,

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs,

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities,

•	Changes in advertising and promotional activities and expansion to new markets,

•	Negative publicity relating to us and the products we sell,

•	Unanticipated increases in infrastructure costs,

•	Impairment of goodwill or long-lived assets,

•	Changes in interest rates, and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

Our quarterly operating results and revenues may fluctuate as a result of any of these or other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular future period may decrease.  In the future, operating results may fall below the expectations of securities analysts and investors.  In that event, the market price of our outstanding securities could be adversely impacted.

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

Identification of a material weakness in internal controls over financial reporting may adversely affect our financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.  Those provisions provide for the identification and reporting of material weaknesses in our system of internal controls over financial reporting.  If such a material weakness is identified, it could indicate a lack of controls adequate to generate accurate financial statements.  We routinely assess our internal controls over financial reporting, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance.  Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly-traded companies.

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

These provisions, either alone, or in combination with each other, give our current directors and executive officers the ability to significantly influence the outcome of a proposed acquisition of the Company.  These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our stockholders.  If a change in control or change in management is delayed or prevented by these provisions, the market price of our outstanding securities could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Irvington, New York, a suburb of New York City.  Primary functions undertaken at the Irvington facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  The lease on our Irvington facility expires on April 30, 2014.  We also have an administrative center in Jackson, Wyoming.  Primary functions undertaken at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2008; however, we have the option to renew this lease on an annual basis.  We conduct business regarding all of our business segments at each of the Irvington, New York and Jackson, Wyoming facilities.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action Litigation

The Company and certain of its officers and directors are defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).  The first of the six consolidated cases was filed on August 3, 2005.  Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005.  Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  The District Court has appointed a Lead Plaintiff.  On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.  The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market.  Plaintiffs seek an unspecified amount of damages.  The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006.  On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934.

On June 1, 2007, a hearing before the Court was held regarding Plaintiffs’ pending motion for class certification in the Consolidated Action.  On September 4, 2007, the United States District Court for the Southern District of New York issued an Order certifying a class consisting of all persons who purchased the common stock of the Company pursuant to, or traceable to, the Company’s initial public offering on or about February 9, 2005 through November 15, 2005 and were damaged thereby.

On January 8, 2008, the parties to the action engaged in mediation to explore the terms of a potential settlement of the pending litigation; however, no settlement agreement was reached during mediation.  A status conference was held on February 8, 2008 and another status conference is scheduled to be held on July 31, 2008.  While discovery in the action has commenced and is continuing, the Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

OraSure Technologies Arbitration

On September 28, 2006, OraSure Technologies, Inc. (“OraSure”) moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the Wartner brand, which the Company acquired on September 21, 2006.  OraSure was a supplier to the Company for the Company’s Compound W Freeze Off business.  The distribution agreement between the parties provides for mediation of contract disputes, followed by arbitration, if necessary.  The contract in question had a term ending in December 2007.  On October 30, 2006, the Court denied OraSure’s motion for a preliminary injunction.  Subsequently, in a decision and order dated December 20, 2006, the Court denied a motion by OraSure for a rehearing regarding a preliminary injunction.  An appeal was filed by OraSure in the Appellate Division of the Supreme Court of the State of New York on January 29, 2007, and the Company filed a brief with the Court on February 28, 2007.  On May 17, 2007, the Appellate Division reversed the decision of the Supreme Court of the State of New York and issued a preliminary injunction prohibiting the marketing and selling of the Wartner brand by the Company until the underlying arbitration with OraSure was concluded.  On May 21, 2007, the Company requested that the Appellate Division issue a stay of the preliminary injunction, consider reargument of the Appellate Division’s decision and grant a leave to appeal to the Court of Appeals of the State of New York.  In response to the Company’s request for a stay of the preliminary injunction, the Appellate Division issued a stay of the preliminary injunction pending the Appellate Division’s consideration of the Company’s motion to reargue and request for leave to appeal to the Court of Appeals.

On July 12, 2007, the Appellate Division of the Supreme Court of the State of New York issued an Order affirming the Order of the Supreme Court of the State of New York which denied OraSure’s petition for a preliminary injunction that would have prohibited the Company from selling cryogenic wart removal products under the Wartner brand.  In addition, the Appellate Division dismissed OraSure’s appeal from the Supreme Court’s Order which denied OraSure’s motion for reargument.  Based on the foregoing, the Appellate Division held that a preliminary injunction was not an appropriate remedy in the action and recalled and vacated its Order dated May 17, 2007, which granted a preliminary injunction.

At the end of August 2007, the Company and OraSure participated in an arbitration hearing at which each party presented its case to the arbitration panel.  On October 22, 2007, the Company received notification from the arbitrators that they had issued a Partial Final Award (the “Award”) in the pending arbitration with OraSure.  The arbitrators acknowledged that there was a technical breach of the non-compete clause in the Distribution Agreement between the parties but OraSure’s proof of damages was speculative and not supported by credible evidence.  Therefore, the arbitrators awarded nominal damages to OraSure in the amount of One Dollar ($1.00).  In addition, the arbitrators awarded to OraSure counsel fees and arbitrator compensation in an amount to be determined pursuant to further proceedings.

The arbitration panel also dismissed with prejudice OraSure’s remaining claims for breach of the Distribution Agreement, OraSure’s request for injunctive relief and the Company’s counterclaims, respectively.  Furthermore, the arbitrators confirmed the Company's position that the Distribution Agreement will terminate on December 31, 2007.

On December 18, 2007, the arbitration panel concluded the arbitration by issuing a Final Award for certain counsel fees and arbitrator compensation to be paid by the Company.  Pursuant to the Final Award, the Company has made payment to OraSure in an amount that did not have a material impact on the Company’s results from operations for the year ended March 31, 2008.

DenTek Litigation

In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s NightGuard Dental Protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. as additional defendants in the action against DenTek and added other claims to the previously filed complaint.  Ms. Kaplan and Mr. Duane were formerly employed by the Company and C.D.S. Associates, Inc. is a corporation controlled by Mr. Duane.  In the Second Amended Complaint, the Company has alleged patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortuous interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction with the Court in which the Company has asked the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Ray Duane or Kelly Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.  Discovery requests have been served by the parties and discovery is ongoing.

In November 2007, the defendants in the action each filed a motion to dismiss which is pending before the Court.  The Company has filed responses to the motions to dismiss and is awaiting a decision by the Court regarding such motions.  The Court has ordered the Company’s motion for a preliminary injunction to be held in abeyance pending a determination of the motions to dismiss.  A hearing before the Court was held on February 14, 2008 regarding pending procedural motions and discovery and another hearing is scheduled to be held on June 23, 2008 regarding such motions and ongoing discovery.  The parties are also scheduled to appear in Court on July 25, 2008 for a status conference.

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

Market Information

Prestige Brands Holdings, Inc.’s common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low closing prices of the Company’s common stock as reported by the NYSE for the Company’s two most recent fiscal years on a quarterly basis were as follows:

	High	Low
Year Ending March 31, 2009
April 1, 2008 - June 6, 2008	$11.93	$8.08

Year Ended March 31, 2008
Quarter Ended:
June 30, 2007	$13.60	$11.20
September 30, 2007	13.67	10.23
December 31, 2007	11.43	7.47
March 31, 2008	8.58	6.77

Year Ended March 31, 2007
Quarter Ended:
June 30, 2006	$12.90	$8.25
September 30, 2006	11.55	8.50
December 31, 2006	13.87	10.77
March 31, 2007	13.53	10.80

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended March 31, 2008, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Company Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/08 - 1/31/08	--	$--	--	--
2/1/08 - 2/29/08	--	--	--	--
3/1/08 - 3/31/08	1,287	1.70	--	--

Total	1,287	$1.70	--	--

Note:
Activity consists of one (1) transaction whereby the Company exercised its separation repurchase option as set forth in a securities purchase agreement between the Company and a former employee.

Holders

As of May 23, 2008, there were 53 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since February 9, 2005, the date of our initial public offering, the Peer Group Index and the Russell 2000 Index (in which the Company is included). The graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on February 9, 2005.  The graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index was established by the Company in connection with its research and subsequent implementation of an executive compensation program.  Based on the Company’s use of the peer group for benchmarking purposes, the Company believes the peer group should be included in the performance graph.

	February 9,	March 31
	2005 (1)	2006	2007	2008

Prestige Brands Holdings	$100.00	$76.06	$74.06	$51.13
The Peer Group Index (2)	100.00	117.41	129.34	126.11
The Russell 2000 Index	100.00	122.61	127.78	107.83

(1)
The Company’s initial public offering priced at $16.00 per share on February 9, 2005.  Shares of the Company’s common stock closed at $17.75 per share on February 10, 2005, the first day the shares of the Company’s common stock were traded on the NYSE.

(2)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  Such Peer Group Index was constructed in connection with the Company’s benchmark analysis of executive compensation and is comprised of the following companies: (i) Alpharma Inc., (ii) Chattem Inc., (iii) Elizabeth Arden, Inc., (iv) Hain Celestial Group, Inc., (v) Helen of Troy Limited, (vi) Inter Parfums, Inc., (vii) Lifetime Brands, Inc., (viii) Maidenform Brands, Inc. and (ix) WD-40 Company.

The performance graph representing the comparison of cumulative total return among (i) Company, (ii) the Russell 2000 Index and (iii) the Peer Group Index shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc. and Predecessor

On February 6, 2004, an indirect subsidiary of Prestige Brands Holdings, Inc. acquired Medtech Holdings, Inc. and The Denorex Company, which at the time were both under common control and management, in a transaction recognized using the purchase method of accounting.  The summary financial data after such dates, referred to as “successor” information, includes the financial statement impact of recording fair value adjustments arising from such acquisitions.  Summary historical financial data for the period from April 1, 2003 to February 5, 2004 is referred to as the “predecessor” information.

(In Thousands, except per share data)	Year Ended March 31
	2008	2007	2006
Income Statement Data
Total revenues	$326,603	$318,634	$296,668
Cost of sales (1)	158,096	153,147	139,430

Gross profit	168,507	165,487	157,238

Advertising and promotion expenses	34,665	32,005	32,082
Depreciation and amortization	11,014	10,384	10,777
General and administrative	31,414	28,416	21,158
Impairment of intangibles and goodwill	--	--	9,317
Interest expense, net	37,393	39,506	36,346
Miscellaneous income	(187)	--	--
Income before income taxes	54,208	55,176	47,558

Provision for income taxes	20,289	19,098	21,281
Net income	$33,919	$36,078	$26,277

Net income per common share:
Basic	$0.68	$0.73	$0.54
Diluted	$0.68	$0.72	$0.53

Weighted average shares outstanding:
Basic	49,751	49,460	48,908
Diluted	50,039	50,020	50,008

	Year Ended March 31
Other Financial Data	2008	2007	2006
Capital expenditures	$521	$540	$519
Cash provided by (used in):
Operating activities	44,989	71,899	53,861
Investing activities	(537)	(31,051)	(54,163)
Financing activities	(52,132)	(35,290)	3,168

	March 31
Balance Sheet Data	2008	2007	2006
Cash and cash equivalents	$6,078	$13,758	$8,200
Total assets	1,049,156	1,063,416	1,038,645
Total long-term debt, including current maturities	411,225	463,350	498,630
Stockholders’ equity	479,073	445,334	409,407

(In Thousands, except per share data)	Year Ended March 31,	February 6, 2004 to March 31,	April 1, 2003 to February 5,
	2005	2004	2004
Income Statement Data	(Successor)	(Successor)	(Predecessor)
Total revenues	$289,069	$16,876	$68,402
Cost of sales (1)	139,009	9,351	26,855

Gross profit	150,060	7,525	41,547

Advertising and promotion expenses	29,697	1,267	10,061
Depreciation and amortization	9,800	931	4,498
General and administrative	20,198	1,649	12,068
Interest expense, net	44,726	1,725	8,157
Other expense(2)	26,863	--	1,404
Income before income taxes	18,776	1,953	5,359

Provision for income taxes	8,556	724	2,214
Net income	10,220	1,229	$3,145

Cumulative preferred dividends on Senior Preferred and Class B Preferred units	(25,395)	(1,390)

Net loss available to members and common stockholders	$(15,175)	$(161)

Basic and diluted net loss per share	$(0.55)	$(0.01)
Basic and diluted weighted average shares outstanding	27,546	24,472

	Year Ended March 31,	February 6, 2004 to March 31,	April 1, 2003 to February 5,
Other Financial Data:	2005	2004	2004
Capital expenditures	$365	$42	$66
Cash provided by (used in):
Operating activities	51,042	(1,706)	7,843
Investing activities	(425,844)	(166,874)	(576)
Financing activities	376,743	171,973	(8,629)

Balance Sheet Data:	March 31, 2005	March 31, 2004	February 5, 2004
Cash and cash equivalents	$5,334	$3,393	$2,868
Total assets	996,600	325,358	145,130
Total long-term debt, including current maturities	495,360	148,694	71,469
Members’/Stockholders’ equity	382,047	125,948	50,122

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

Revenue Recognition
We comply with the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped and the customer takes ownership and assumes the risk of loss; (iii) the selling price is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2008 was $18.8 million, we participated in 4,800 promotional campaigns, resulting in an average cost of $3,000 per campaign.  Of such amount, only 663 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2008, our sales and operating income would have been adversely affected by approximately $1.9 million.  Net income would have been adversely affected by approximately $1.2 million.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2008, we had 29 coupon events.  The amount recorded against revenues and accrued for these events during the year was $2.1 million, of which $1.9 million was redeemed during the year.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2008, 2007 and 2006, returns represented 4.6%, 3.7% and 3.5%, respectively, of gross sales.  While the returns rate increased 0.9% from 2007 to 2008, such amount exclusive of the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007, would have been 4.1%.  At March 31, 2008 and 2007, the allowance for sales returns was $1.4 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years, our actual product return rate has stayed within a range of 4.6% to 3.5% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2008 by approximately $380,000.  Net income would have been adversely affected by approximately $236,000.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At March 31, 2008 and 2007, the allowance for obsolete and slow moving inventory represented 4.6% and 5.8%, respectively, of total inventory.  The year-over-year decrease resulted primarily from the disposition of cough and cold products that had been included in the obsolescence reserve at March 31, 2007 due to short dating, partially offset by the addition of the Little Remedies products that were subject to the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007.  Inventory obsolescence costs charged to operations for 2008, 2007, and 2006 were $1.4 million, $3.1 million and $526,000, respectively, or 0.4% 1.0% and 0.2%, respectively, of net sales.  A 1.0% increase in our allowance for obsolescence at March 31, 2008 would have adversely affected our reported operating income and net income for the year ended March 31, 2008 by approximately $311,000 and $193,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.1% of accounts receivable at both March 31, 2008 and 2007.  Bad debt expense (recoveries) for 2008, 2007 and 2006 were $124,000, $(100,000) and $(53,000), respectively, each representing 0.0% of net sales in each of the years.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales in 2008 would have resulted in a decrease in reported operating income of approximately $325,000, and a decrease in our reported net income of approximately $202,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $955.6 million and $968.1 million at March 31, 2008 and 2007, respectively.  At March 31, 2008, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	87,230	9	14,481	101,720
	461,300	170,902	14,481	646,683

	$694,915	$243,451	$17,232	$955,598

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142").  Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment.

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

In estimating the value of trademarks and trade names, as well as goodwill, at March 31, 2008, management applied a discount rate of 9.1%, the Company’s then current weighted-average cost of funds, to the estimated cash flows; however that rate, as well as future cash flows may be influenced by such factors, including (i) changes in interest rates, (ii) rates of inflation, or (iii) sales or contribution margin reductions.  In the event that the carrying value exceeded the estimated fair value of either intangible assets or goodwill, we would be required to recognize an impairment charge.  Additionally, continued decline of the fair value ascribed to an intangible asset or a reporting unit caused by external factors may require future impairment charges.

During the three month period ended March 31, 2006, we recorded non-cash charges related to the impairment of intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively, because the carrying amounts of these “branded” assets exceeded their fair market values primarily as a result of declining sales caused by product competition.  Should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges.  However, we were not required to record any asset impairment charges during 2007 or 2008.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $1.1 million, $655,000 and $383,000 during 2008, 2007 and 2006, respectively.  However, in 2008, management was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively, as it determined that the Company would not meet the performance goals associated with such grants of restricted stock.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we will record non-cash compensation expense of approximately $1.5 million during 2009.

Loss Contingencies
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of such loss is reasonably estimable.  Contingent losses are often resolved over longer periods of time and involve many factors including:

•	Rules and regulations promulgated by regulatory agencies,
•	Sufficiency of the evidence in support of our position,
•	Anticipated costs to support our position, and
•	Likelihood of a positive outcome.

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of Statement No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date.  The Company currently is assessing the impact of EITF 07-01 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Statement No. 159”).  Statement No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  Statement No. 159 is effective for the Company’s interim financial statements issued after April 1, 2008.  The implementation of Statement No. 159 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on February 12, 2008, the FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157 is not expected to have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The Company is currently evaluating the impact that the application of Statement No. 157 will have on its consolidated financial statements as it relates to the non-financial assets and liabilities.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Fiscal 2008 compared to Fiscal 2007

Revenues
	2008 Revenues	%	2007 Revenues	%	Increase (Decrease)%

OTC Healthcare	$183,692	56.2	$174,704	54.8	$8,988	5.1
Household Cleaning	121,127	37.1	119,036	37.4	2,091	1.8
Personal Care	21,784	6.7	24,894	7.8	(3,110)	(12.5)

	$326,603	100.0	$318,634	100.0	$7,969	2.5

The 2.5% increase in revenues for 2008 versus 2007 was primarily a result of the acquisition of the Wartner brand, acquired in September of 2006.  Excluding the impact of this acquisition, revenues increased 0.8%.  Revenue increases in the Over-the-Counter Healthcare and Household Cleaning segments were partially offset by a decrease in the Personal Care segment.  Revenues from customers outside of North America, which represent 4.0% of total revenues, decreased 11.4% in 2008 versus the comparable period in 2007.

During 2008, the Company increased its allowance for returns by $1.7 million in connection with the voluntary withdrawal from the marketplace in October 2007 of two medicated pediatric cough and cold products marketed under the Little Remedies brand.  This action was part of an industry-wide voluntary withdrawal of pediatric cough and cold products pending the final results of an FDA safety and efficacy review.  Excluding the impact of the withdrawal, total revenues for the Company would have been $328.3 million, or 3.0% greater than 2007 and up 1.3% excluding the Wartner acquisition.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased by $9.0 million, or 5.1%, for 2008 versus 2007.  The revenue increase was primarily due to the acquisition of the Wartner brand in September 2006 and the launch of Murine Earigate, a new product that helps prevent earwax build-up with its patented reverse spray technology.  Excluding the impact of the Wartner acquisition, revenues increased by 2.1% for the year.  Revenue increases from Murine Earigate, Clear Eyes, New Skin, Dermoplast and Compound W were partially offset by decreases in Chloraseptic, The Doctor’s NightGuard Dental Protector and Little Remedies.  Clear Eyes and New Skin’s revenue increases were the result of increased consumer consumption and distribution gains.  Dermoplast’s revenue increase was due to improved consumer consumption.  Compound W revenues were up primarily due to lower promotional allowances as gross shipments were flat due to softness in the cryogenic sub-segment of the wart category.  Chloraseptic’s revenue decreased due to weaker consumer consumption as a result of the decline in the number of sore throat incidences nationwide versus 2007.  The Doctor’s NightGuard Dental Protector revenue decreased as a result of increased competition in the bruxism category.  Little Remedies’ revenue declined due to a $1.7 million increase in the allowance for returns, as well as lost sales in connection with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007.

Household Cleaning Segment
Revenues of the Household Cleaning segment increased $2.1 million, or 1.8% during the year versus 2007.  Increased revenues on the Comet brand offset declines in the Spic and Span and Chore Boy brands.  Revenue for Comet Mildew SprayGel, which launched in the last quarter of 2007, was partially offset by weaker consumer consumption of Comet bathroom sprays.  The decline in Spic and Span’s revenue was the result of weaker consumption and in line with overall declines in the all-purpose cleaning category.  Chore Boy’s revenue decreases were in line with consumption trends partially offset by strong shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $3.1 million or 12.5% for 2008 versus 2007.  All major brands in this segment, except for Prell, experienced revenue declines during the year.  The decrease in revenues of Cutex and Denorex was a result of declining consumption and lost market share.  Prell’s revenue increased for the period primarily due to improved consumption.  The Personal Care segment continues to perform in accordance with management’s expectations.

Gross Profit
	2008 Gross Profit	%	2007 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$114,348	62.2	$109,103	62.5	$5,245	4.8
Household Cleaning	45,668	37.7	46,034	38.7	(366)	(0.8)
Personal Care	8,491	39.0	10,350	41.6	(1,859)	(18.0)

	$168,507	51.6	$165,487	51.9	$3,020	1.8

Gross profit for 2008 increased by $3.0 million, or 1.8%, versus 2007.  As a percent of total revenue, gross profit decreased from 51.9% in 2007 to 51.6% during 2008.  The decrease in gross profit as a percent of revenues was primarily a result of unfavorable sales mix toward lower margin products, an increase in promotional allowances and higher raw material costs.

Over-the-Counter Healthcare Segment
Gross profit increased $5.2 million, or 4.8%, versus 2007.  As a percent of OTC revenue, gross profit decreased from 62.5% in 2007 to 62.2% during 2008.  The decrease in gross profit percentage was primarily the result of an increase in promotional price allowances behind The Doctor’s and Little Remedies brands to stimulate consumer takeaway, as well as an increase in sales of the Murine Earigate which has a lower margin than the segment’s average gross profit percentage.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $366,000, or 0.8%, in 2008 versus 2007.  As a percent of household cleaning revenue, gross profit decreased from 38.7% in 2007 to 37.7% during 2008.  The decrease in gross profit percentage was primarily the result of higher product costs, primarily for raw material purchases, partially offset by lower distribution costs.

Personal Care Segment
Gross profit decreased $1.9 million, or 18.0%, versus 2007.  As a percent of personal care revenue, gross profit decreased from 41.6% for 2007 to 39.0% during 2008.  The decrease in gross profit percentage is a result of increased product and distribution costs.

Contribution Margin
	2008 Contribution Margin	%	2007 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$88,160	48.0	$84,902	48.6	$3,258	3.8
Household Cleaning	38,185	31.5	39,355	33.1	(1,170)	(3.0)
Personal Care	7,497	34.4	9,225	37.1	(1,728)	(18.7)

	$133,842	41.0	$133,482	41.9	$360	0.3

Contribution margin, defined as gross profit less advertising and promotional expenses, increased by $360,000, or 0.3% for 2008 versus 2007.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, offset by a $2.6 million, or 8.3% increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to support behind the launches of Murine Earigate and Comet Mildew SprayGel.

Over-the-Counter Healthcare Segment
Contribution margin in the Over-the-Counter Healthcare segment increased by $3.3 million, or 3.8%, for 2008 versus 2007.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $2.0 million, or an 8.2%, increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily a result of television media support behind the launch of Murine Earigate, an increase in spending against the Compound W and Little Remedies brands, partially offset by a reduction in Chloraseptic and Clear Eyes spending.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased by $1.2 million, or 3.0%, for 2008 versus 2007.  The contribution margin decrease was a result of the sales increase and gross profit decrease previously discussed and an $800,000, or 12.0%, increase for advertising in support of the Comet Mildew SprayGel launch.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $1.7 million, or 18.7%, for 2008 versus 2007.  The contribution margin decrease was primarily the result of the sales and gross profit decreases previously discussed, offset by a $100,000 reduction in advertising and promotional spending.

General and Administrative
General and administrative expenses were $31.4 million for 2008 versus $28.4 million for 2007.  Higher professional fees associated with the OraSure litigation, as well as protective actions initiated by the Company in connection with The Doctor’s NightGuard Dental Protector intellectual property were partially offset by lower professional fees related primarily to efficiencies gained in the area of Sarbanes-Oxley compliance.

Depreciation and Amortization
Depreciation and amortization expense was $11.0 million for 2008 versus $10.4 million for 2007.  The increase in amortization of intangible assets is primarily related to the Wartner acquisition.

Interest Expense
Net interest expense was $37.4 million for 2008 versus $39.5 million for 2007.  The reduction in interest expense was the result of a lower level of total indebtedness, partially offset by higher interest rates on our variable rate indebtedness.  The average cost of funds increased from 8.2% for 2007 to 8.6% for 2008, while the average indebtedness decreased from $481.0 million for 2007 to $437.3 million for 2008.

Income Taxes
The income tax provision for 2008 was $20.3 million, with an effective rate of 37.4%, compared to $19.1 million, with an effective rate of 34.6% for 2007.  The 2007 amount includes a $2.2 million tax benefit resulting from the reduction of the deferred income tax rate to 38.4% from 39.1% in connection with the implementation of initiatives to obtain operational, as well as tax, efficiencies.  As a result of operational efficiencies identified during 2008, the Company has reduced its ongoing income tax rate to 37.9%.

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

Over-the-Counter Healthcare Segment
Contribution margin in the Over-the-Counter Healthcare segment increased by $4.9 million, or 6.1%, for 2007 versus 2006.  The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $1.7 million, or an 8.0%, increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily a result of increased media behind The Doctor’s NightGuard Dental Protector, Little Remedies print media and Chloraseptic promotional spending, partially offset by a reduction in Clear Eyes and New Skin media.

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

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations.  Pursuant to the terms of our credit agreement, we can borrow an additional $200.0 million under our Tranche B Term Loan Facility and up to $60.0 million under our Revolving Credit Facility.

Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.

	Year Ended March 31
(In thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$44,989	$71,899	$53,861
Investing activities	(537)	(31,051)	(54,163)
Financing activities	(52,132)	(35,290)	3,168

Fiscal 2008 compared to fiscal 2007
Operating Activities
Net cash provided by operating activities was $45.0 million for 2008 compared to $71.9 million 2007.  The $26.9 million decrease in net cash provided by operating activities was primarily the result of the following:

•	A decrease of net income of $2.1 million from $36.1 million for 2007 to $34.0 million for 2008,
•
A change in the components of operating assets and liabilities of $26.0 million as a result of net operating assets and liabilities increasing by $14.2 million in 2008 compared to a decrease of $11.8 million in 2007, and

•	An increase in non-cash expenses of $1.3 million from $24.0 million for 2007 to $25.3 million for 2008.

As a result of the late cough/cold season and the timing of our March 2008 price increase, accounts receivable increased $9.1 million versus March 31, 2007.  Additionally, our accrued liabilities were reduced by $4.3 million versus March 31, 2007.

Consistent with 2007, the Company’s cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and stock-based compensation.

Investing Activities
Net cash used for investing activities was $537,000 for 2008 compared to $31.1 million for 2007.  The net cash used for investing activities in 2008 was for the acquisition of property and equipment, while during 2007, net cash used for investing activities was primarily for the acquisition of Wartner USA B.V.

Financing Activities
Net cash used for financing activities was $52.1 million for 2008 compared to $35.3 million for 2007.  During 2008, the Company repaid $48.6 million of indebtedness in excess of normal maturities with cash generated from operations, while during 2007 such repayments amounted to $31.6 million.  This reduced our outstanding indebtedness to $411.2 million at March 31, 2008 from $498.6 million at March 31, 2006.

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

Capital Resources

As of March 31, 2008, we had an aggregate of $411.2 million of outstanding indebtedness, which consisted of the following:

•	$285.2 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at such time, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  As of March 31, 2008, an aggregate of $285.2 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 6.97%.

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  While the Company does not enter into derivative financial instruments for trading purposes, all of these derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an exposure to credit risk.

In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million the terms of which are as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair value of the interest rate cap agreements, which is included in other long-term assets, was $0.0 and $1.2 million at March 31, 2008 and 2007, respectively.

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on Libor.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement, which is included in current liabilities at March 31, 2008, was $1.5 million.

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

The Revolving Credit Facility and the Tranche B Term Loan Facility contain various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Revolving Credit Facility and the Tranche B Term Loan Facility, as well as the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.5 to 1.0 for the quarter ended March 31, 2008, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended March 31, 2008, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended March 31, 2008, and for each quarter thereafter until the quarter ending March 31, 2011.

At March 31, 2008, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

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

Commitments

As of March 31, 2008, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$411.3	$3.6	$7.1	$274.6	$126.0
Interest on long-term debt (1)	106.2	31.7	62.0	12.5	--
Purchase obligations:
Inventory costs (2)	29.6	29.4	0.2	--	--
Other costs (3)	3.4	3.4	--	--	--
Operating leases	3.7	0.7	1.2	1.2	0.6
Total contractual cash obligations	$554.2	$68.8	$70.5	$288.3	$126.6

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Subordinated Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 7.67%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.  If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $2.9 million, in the first year.  However, given the protection afforded by the interest rate swap agreement, the impact of a one percentage point increase would be limited to $1.6 million.

(2)	Purchase obligations for inventory costs are legally binding commitments for projected inventory requirements to be utilized during the normal course of our operations.

(3)
Purchase obligations for other costs are legally binding commitments for marketing, advertising and capital expenditures.  Activity costs for molds and equipment to be paid, based solely on a per unit basis without any deadlines for final payment, have been excluded from the table because we are unable to determine the time period over which such activity costs will be paid.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, without limitation, information within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	Our ability to increase organic growth via new product introductions or line extensions,

•	The high level of competition in our industry and markets,

•	Our ability to invest in research and development,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices,

•	Increases in transportation and fuel charges,

•	Changes in our senior management team,

•	Our ability to protect our intellectual property rights,

•	Our dependency on the reputation of our brand names,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of indebtedness, and ability to service our debt,

•	Any adverse judgments rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions imposed by our senior credit facility and the indenture on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2008 we had variable rate debt of approximately $285.2 million related to our Tranche B term loan.

In an effort to protect the Company from the adverse impact that rising interest rates would have on our variable rate debt, we have entered into various interest rate cap agreements to hedge this exposure.  In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million the terms of which are as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on Libor.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2009 of approximately $2.9 million.  However, given the protection afforded by these protective interest rate agreements, the impact of a one percentage point increase would be limited to $1.6 million.  The fair value of the interest rate cap agreements was $0.0 at March 31, 2008, while the liability associated with the fair value of the interest rate swap was $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making its assessment, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO Criteria”).

Based on our assessment utilizing the COSO Criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                   Financial Statements

The financial statements and financial statement schedules listed below are set forth at pages F-1 through F-32 of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2008
Consolidated Balance Sheets at March 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2008
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts

(a) (2)                   Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts listed in (a)(1) above is incorporated herein by reference as if copied verbatim.  Schedules other than those listed in the preceding sentence have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

(b)           Exhibits

See Exhibit Index immediately following the financial statements and financial statement schedules of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

By:           /s/ PETER J. ANDERSON
Name:      Peter J. Anderson
Title:        Chief Financial Officer
Date:        June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK PETTIE	Chairman of the Board and Chief Executive Officer	June 13, 2008
Mark Pettie	(Principal Executive Officer)

/s/ PETER J. ANDERSON	Chief Financial Officer	June 13, 2008
Peter J. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ L. DICK BUELL	Director	June 13, 2008
L. Dick Buell

/s/ JOHN E. BYOM	Director	June 13, 2008
John E. Byom

/s/ GARY E. COSTLEY	Director	June 13, 2008
Gary E. Costley

/s/ DAVID A. DONNINI	Director	June 13, 2008
David A. Donnini

/s/ RONALD B. GORDON	Director	June 13, 2008
Ronald B. Gordon

/s/ VINCENT J. HEMMER	Director	June 13, 2008
Vincent J. Hemmer

/s/ PATRICK M. LONERGAN	Director	June 13, 2008
Patrick M. Lonergan

/s/ PETER C. MANN	Director	June 13, 2008
Peter C. Mann

/s/ RAYMOND P. SILCOCK	Director	June 13, 2008
Raymond P. Silcock

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 13, 2008

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations

	Year Ended March 31
(In thousands, except per share data)	2008	2007	2006
Revenues
Net sales	$324,621	$316,847	$296,239
Other revenues	1,982	1,787	429
Total revenues	326,603	318,634	296,668

Cost of Sales
Cost of sales	158,096	153,147	139,430
Gross profit	168,507	165,487	157,238

Operating Expenses
Advertising and promotion	34,665	32,005	32,082
General and administrative	31,414	28,416	21,158
Depreciation and amortization	11,014	10,384	10,777
Impairment of goodwill	--	--	1,892
Impairment of intangible asset	--	--	7,425
Total operating expenses	77,093	70,805	73,334

Operating income	91,414	94,682	83,904

Other (income) expense
Interest income	(675)	(972)	(568)
Interest expense	38,068	40,478	36,914
Miscellaneous	(187)	--	--
Total other (income) expense	37,206	39,506	36,346

Income before income taxes	54,208	55,176	47,558

Provision for income taxes	20,289	19,098	21,281
Net income	$33,919	36,078	26,277

Basic earnings per share	$0.68	$0.73	$0.54
Diluted earnings per share	$0.68	$0.72	$0.53

Weighted average shares outstanding: Basic	49,751	49,460	48,908
Diluted	50,039	50,020	50,008

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31
Assets	2008	2007
Current assets
Cash and cash equivalents	$6,078	$13,758
Accounts receivable	44,219	35,167
Inventories	29,696	30,173
Deferred income tax assets	3,066	2,735
Prepaid expenses and other current assets	2,316	1,935
Total current assets	85,375	83,768

Property and equipment	1,433	1,449
Goodwill	308,915	310,947
Intangible assets	646,683	657,157
Other long-term assets	6,750	10,095

Total Assets	$1,049,156	$1,063,416

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,539	$19,303
Accrued interest payable	5,772	7,552
Other accrued liabilities	8,030	10,505
Current portion of long-term debt	3,550	3,550
Total current liabilities	37,891	40,910

Long-term debt	407,675	459,800
Other long-term liabilities	2,377	2,801
Deferred income tax liabilities	122,140	114,571

Total Liabilities	570,083	618,082

Commitments and Contingencies – Note 15

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares at March 31, 2008 and 2007	501	501
Additional paid-in capital	380,364	379,225
Treasury stock, at cost – 59 shares and 55 shares at March 31, 2008 and 2007, respectively	(47)	(40)
Accumulated other comprehensive income	(999)	313
Retained earnings	99,254	65,335
Total stockholders’ equity	479,073	445,334

Total Liabilities and Stockholders’ Equity	$1,049,156	$1,063,416

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances at March 31, 2005	50,000	$500	$378,251	2	$(4)	$320	$2,980	$382,047

Additional costs associated with initial public offering	--	--	(63)	--	--	--	--	(63)

Stock-based compensation	56	1	382	--	--	--	--	383

Purchase of common stock for treasury	--	--	--	16	(26)	--	--	(26)

Components of comprehensive income
Net income	--	--	--	--	--	--	26,277	26,277
Amortization of interest rate caps reclassified into earnings, net of income tax expense of $192	--	--	--	--	--	298	--	298
Unrealized gain on interest rate caps, net of income tax expense of $208	--	--	--	--	--	491	--	491
Total comprehensive income	--	--	--	--	--	--	--	27,066

Balances at March 31, 2006	50,056	501	378,570	18	(30)	1,109	29,257	409,407

Stock-based compensation	4	--	655	--	--	--	--	655

Purchase of common stock for treasury	--	--	--	37	(10)	--	--	(10)

Components of comprehensive income
Net income	--	--	--	--	--	--	36,078	36,078

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $429	--	--	--	--	--	678	--	678
Unrealized loss on interest rate caps, net of income tax benefit of $931	--	--	--	--	--	(1,474)	--	(1,474)
Total comprehensive income	--	--	--	--	--	--	--	35,282

Balances at March 31, 2007	50,060	$501	$379,225	55	$(40)	$313	$65,335	$445,334
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income
(Continued)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)

Balances at March 31, 2007	50,060	$501	$379,225	55	(40)	313	65,335	445,334

Stock-based compensation	--	--	1,139	--	--	--	--	1,139

Purchase of common stock for treasury	--	--	--	4	(7)	--	--	(7)

Components of comprehensive income
Net income	--	--	--	--	--	--	33,919	33,919

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $228	--	--	--	--	--	373	--	373
Unrealized loss on interest rate caps, net of income tax benefit of $458	--	--	--	--	--	(738)	--	(738)
Unrealized loss on interest rate swap, net of income tax benefit of $580	--	--	--	--	--	(947)	--	(947)
Total comprehensive income	--	--	--	--	--	--	--	32,607

Balances at March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31
	2008	2007	2006
(In thousands)
Operating Activities
Net income	$33,919	$36,078	$26,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,014	10,384	10,777
Amortization of financing costs	3,007	3,257	2,649
Impairment of goodwill and intangible assets	--	--	9,317
Deferred income taxes	10,096	9,662	14,976
Stock-based compensation costs	1,139	655	383
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	(9,052)	4,875	(1,350)
Inventories	477	4,292	(7,156)
Prepaid expenses and other assets	(381)	(1,235)	2,623
Accounts payable	(975)	(186)	(6,037)
Income taxes payable	--	(1,795)	1,795
Other accrued liabilities	(4,255)	5,912	(393)
Net cash provided by operating activities	44,989	71,899	53,861

Investing Activities
Purchases of equipment	(488)	(540)	(519)
Purchases of intangible assets	(33)	--	(22,655)
Change in other assets due to purchase price adjustments	(16)	750	--
Purchases of businesses, net	--	(31,261)	(30,989)
Net cash used for investing activities	(537)	(31,051)	(54,163)

Financing Activities
Proceeds from the issuance of notes	--	--	30,000
Payment of deferred financing costs	--	--	(13)
Repayment of notes	(52,125)	(35,280)	(26,730)
Proceeds from the issuance of equity, net	--	--	(63)
Redemption of equity interests	(7)	(10)	(26)
Net cash provided by (used for) financing activities	(52,132)	(35,290)	3,168

Increase (decrease) in cash	(7,680)	5,558	2,866
Cash - beginning of year	13,758	8,200	5,334

Cash - end of year	$6,078	$13,758	$8,200

Supplemental Cash Flow Information
Purchases of Businesses
Fair value of assets acquired, net of cash acquired	$--	$42,115	$34,706
Fair value of liabilities assumed	--	(10,854)	(3,717)
Cash paid to purchase businesses	$--	$31,261	$30,989

Interest paid	$36,840	$37,234	$33,760
Income taxes paid	$9,490	$11,751	$2,852
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, household cleaning and personal care brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior revolving credit facility, senior secured term loan facility and the senior subordinated notes more fully described in Note 9 to the consolidated financial statements.

Basis of Presentation
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  All significant intercompany transactions and balances have been eliminated in consolidation.  The Company’s fiscal year ends on March 31st of each year.  References in these consolidated financial statements or notes to a year (e.g., “2008”) means the Company’s fiscal year ended on March 31st of that year.

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

Deferred Financing Costs
The Company has incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt.

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped and the customer takes ownership and assumes risk of loss; (iii) the selling price is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.  The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $24.3 million for each of 2008 and 2007, and $24.5 million for 2006.

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

Stock-based Compensation
During 2006, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (“the Plan”).  Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  The Company recorded stock-based compensation charges of $1.1 million, $655,000 and $383,000 during 2008, 2007 and 2006, respectively.

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

Derivative Instruments
FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“Statement No. 133”), requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk.  For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.  Cash flows from these instruments are classified as operating activities.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both March 31, 2008 and 2007 approximates fair value due to the short-term nature of these instruments.  The carrying value of long-term debt at both March 31, 2008 and 2007 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of Statement No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date.  The Company currently is assessing the impact of EITF 07-01 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i)

recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Statement No. 159”).  Statement No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  Statement No. 159 is effective for the Company’s interim financial statements issued after April 1, 2008.  The implementation of Statement No. 159 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on November 14, 2007, the FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157 is not expected to have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The Company is currently evaluating the impact that the application of Statement No. 157 will have on its consolidated financial statements as it relates to the non-financial assets and liabilities.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Acquisition of Businesses

Acquisition of Dental Concepts LLC
On November 8, 2005, the Company acquired all of the ownership interests of Dental Concepts, a marketer of therapeutic oral care products sold under “The Doctor’s” brand.  The Doctor’s product line has been fully integrated into the Company’s operations and continues to benefit from its business model of outsourced manufacturing.  The results from operations of Dental Concepts have been included within the Company’s consolidated financial statements as a component of the over-the-counter healthcare segment commencing November 8, 2005.

The purchase price of the ownership interests was approximately $30.2 million (net of cash acquired of $280,000), including fees and expenses of the acquisition of $1.3 million.  The Company financed the acquisition price through the utilization of its senior revolving credit facility in the amount of $30.0 million and cash on hand.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition, which includes a purchase price adjustment of $750,000 that was recorded in 2007.

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

Acquisition of Wartner USA B.V.
On September 21, 2006, the Company completed the acquisition of the ownership interests of Wartner USA B.V., the owner of the Wartner brand of over-the-counter wart treatment products.  The Company expects that the Wartner brand, which is the #3 brand in the United States over-the-counter wart treatment category, will continue to enhance the Company’s leadership in the category.  Additionally, the Company believes that the brand will continue to benefit from a targeted advertising and marketing program, as well as the Company’s business model of outsourcing manufacturing and the elimination of redundant operations.  The Company also expects to exploit certain aspects of the Wartner technology across its other product lines.  The results from operations of the Wartner brand have been included within the Company’s consolidated financial statements as a component of the over-the-counter healthcare segment commencing September 21, 2006.

The purchase price of the ownership interests was approximately $31.2 million, including fees and expenses of the acquisition of $216,000 and the assumption of approximately $5.0 million of contingent payments, with an estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011.  The Company funded the cash acquisition price from operating cash flows.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

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

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	March 31
	2008	2007

Accounts receivable	$44,918	$35,274
Other receivables	1,378	1,681
	46,296	36,955
Less allowances for discounts, returns and uncollectible accounts	(2,077)	(1,788)

	$44,219	$35,167

4.	Inventories

Inventories consist of the following (in thousands):
	March 31
	2008	2007

Packaging and raw materials	$2,463	$2,842
Finished goods	27,233	27,331

	$29,696	$30,173

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million and $1.8 million at March 31, 2008 and 2007, respectively.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):
	March 31
	2008	2007

Machinery	$1,516	$1,480
Computer equipment	627	566
Furniture and fixtures	205	247
Leasehold improvements	344	372
	2,692	2,665

Accumulated depreciation	(1,259)	(1,216)

	$1,433	$1,449

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Balance – March 31, 2006	$222,635	$72,549	$2,751	$297,935

Additions	13,012	--	--	13,012

Balance – March 31, 2007	235,647	72,549	2,751	310,947

Acquisition purchase price adjustments	(2,032)	--	--	(2,032)

Balance – March 31, 2008	$233,615	$72,549	$2,751	$308,915

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Year Ended March 31, 2008
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2007	$544,963	$139,470	$196	$684,629

Additions	--	33	--	33

Balance – March 31, 2008	$544,963	$139,503	$196	$684,662

Accumulated Amortization
Balance – March 31, 2007	$--	$27,375	$97	$27,472

Additions	--	10,463	44	10,507

Balance – March 31, 2008	$--	$37,838	$141	$37,979

	Year Ended March 31, 2007
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2006	$544,963	$109,870	$196	$655,029

Additions	--	29,600	--	29,600

Balance – March 31, 2007	$544,963	$139,470	$196	$684,629

Accumulated Amortization
Balance – March 31, 2006	$--	$17,779	$53	$17,832

Additions	--	9,596	44	9,640

Balance – March 31, 2007	$--	$27,375	$97	$27,472

During 2006, management determined that declining sales in the Company’s personal care segment might be indicative of an impairment of the Company’s intangible assets.  Accordingly, in connection with its annual impairment tests of goodwill and indefinite-lived intangibles in accordance with Statement No. 142, management also performed an impairment analysis for all of the Company’s finite-lived intangible assets in accordance with Statement No. 144.  As a result of this analysis, the Company recorded a $7.4 million charge to adjust the carrying amount of certain trademarks related to the personal care segment to their fair values as determined by use of discounted cash flow methodologies.  Additionally, the Company recorded a related impairment charge to goodwill for $1.9 million to adjust the carrying amount of goodwill to its fair value as determined by use of discounted cash flow methodologies.

At March 31, 2008, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending March 31
2009	$10,504
2010	9,089
2011	9,073
2012	9,073
2013	9,073
Thereafter	54,908

$101,720

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31
	2008	2007

Accrued marketing costs	$4,136	$5,687
Accrued payroll	2,845	3,721
Accrued commissions	464	335
Other	585	762

	$8,030	$10,505

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	March 31
	2008	2007

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at March 31, 2008, the interest rate on the Revolving Credit Facility was 6.25% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At March 31, 2008, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At March 31, 2008, the average interest rate on the Tranche B Term Loan Facility was 6.97%.  Principal payments of $887,500 plus accrued interest are payable quarterly.  In February 2005, the Tranche B Term Loan Facility was amended to increase the additional amount available thereunder by $50.0 million to $200.0 million, all of which is available at March 31, 2008.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011.  The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	285,225	337,350

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
	126,000	126,000

	411,225	463,350
Current portion of long-term debt	(3,550)	(3,550)

	$407,675	$459,800

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Senior

Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At March 31, 2008, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending March 31
2009	$3,550
2010	3,550
2011	3,550
2012	274,575
2013	126,000

$411,225

10.	Hedging Transactions and Derivative Financial Instruments

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  While the Company does not enter into derivative financial instruments for trading purposes, all of these derivatives are over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an exposure to credit risk.

In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million the terms of which are as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair value of the interest rate cap agreements, which is included in other long-term assets, was $0.0 and $1.2 million at March 31, 2008 and 2007, respectively.

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on Libor.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement, which is included in current liabilities at March 31, 2008, was $1.5 million.

11.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through March 31, 2008.

On July 29, 2005, each of the Company’s four independent members of the Board of Directors received an award of 6,222 shares of common stock in accordance with Company’s directors’ compensation arrangements.  The common stock had a fair value of $11.25 per share, the closing price of the Company’s common stock on July 28, 2005.  Of such amount, 1,778 shares represented a one-time grant of unrestricted shares, while the remaining 4,444 shares represent restricted shares that vested over the two year period ended July 29, 2007.

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

During 2008, 2007 and 2006, the Company repurchased 4,000, 6,000 and 16,000 shares, respectively, of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements at an average purchase price of $1.70 per share.  Additionally, during 2007, the Company recovered 30,888 shares of restricted stock upon the departure of a former member of management.  All of such shares have been recorded as treasury stock.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Year Ended March 31
	2008	2007	2006
Numerator
Net income	$33,919	$36,078	$26,277

Denominator
Denominator for basic earnings per share	49,751	49,460	48,908

Dilutive effect of unvested restricted common stock and stock appreciation rights issued to employees and directors	288	560	1,100

Denominator for diluted earnings per share	50,039	50,020	50,008

Earnings per Common Share:
Basic	$0.68	$0.73	$0.54

Diluted	$0.68	$0.72	$0.53

At March 31, 2008, 314,000 restricted shares issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, at March 31, 2008, 324,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at March 31, 2008, there were options to purchase 254,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At March 31, 2007, 373,000 restricted shares issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, at March 31, 2007, 254,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  There were no stock options outstanding at March 31, 2007.

At March 31, 2006, 734,000 restricted shares issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, at March 31, 2006, 180,000 shares of restricted stock granted to management and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Outstanding employee stock options to purchase an aggregate of 61,800 shares of common stock at March 31, 2006 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

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

During 2006, the Company adopted Statement No. 123(R) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan.  During 2008, compensation costs charged against income, and the related tax benefits recognized were $1.1 million and $433,000, respectively.  At December 31, 2007, management determined that the Company would not meet the performance goals associated with the grants of restricted stock to management and employees in October 2005 and July 2006.  In accordance with Statement No. 123(R), management reversed previously recorded stock-based compensation costs of $538,000 and $394,000 related to the October 2005 and July 2006 grants, respectively.  Additionally, at March 31, 2008, management determined that the Company would not meet the performance goals associated with the grants of restricted stock issued to management and employees in May 2007.  Therefore, the Company reversed previously recorded stock-based compensation costs of $166,000 associated with such grant.  Compensation costs charged against income, and the related tax benefits recognized were $655,000 and $253,000, respectively, for 2007 and $383,000 and $150,000, respectively, for 2006.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, either contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets or the attainment of certain time vesting thresholds.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair values during 2008, 2007 and 2006 were $12.52, $9.83 and $12.29, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Granted	211.6	$12.29
Vested	(7.1)	11.25
Forfeited	(6.5)	12.32
Nonvested at March 31, 2006	198.0	12.32

Granted	156.5	9.83
Vested	(13.1)	10.67
Forfeited	(47.0)	12.47
Nonvested at March 31, 2007	294.4	11.05

Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(76.9)	12.35
Nonvested at March 31, 2008	484.7	$11.78

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during 2008 and 2006 were $5.30 and $5.02, respectively.  There were no options granted during 2007.

	Year Ended March 31
	2008	2007	2006
Expected volatility	33.2%	--	31.0%
Expected dividends	--	--	--
Expected term in years	6.0	--	6.0
Risk-free rate	4.5%	--	4.2%

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Granted	61.8	$12.95	5.0	$--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2006	61.8	12.95	4.3	--

Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	(61.8)	12.95	4.3	--
Outstanding at March 31, 2007	--	--	--	--

Granted	255.1	9.97	10.0	--
Exercised	--	--		--
Forfeited or expired	(1.6)	9.97	9.2	--
Outstanding at March 31, 2008	253.5	$9.97	9.2	$--

Exercisable at March 31, 2008	--	$--	--	$--

Since the exercise price of the options exceeded the Company’s closing stock price of $8.18 at March 31, 2008 and $12.17 at March 31, 2006, the aggregate intrinsic value of outstanding options was $0 at both March 31, 2008 and 2006.

Stock Appreciation Rights (“SARS”)
During 2007, the Board of Directors granted SARS to a group of selected executives; however, there were no SARS granted during 2008.  The terms of the SARS provide that on the vesting date, the executive will receive the excess of the market price of the stock award over the market price of the stock award on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

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

Year Ended March 31, 2007
Expected volatility	50.0%
Expected dividends	--
Expected term in years	2.75
Risk-free rate	5.0%

A summary of SARS activity under the Plan is as follows:

SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Granted – July 1, 2006	16.1	$9.97	2.0	$--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2007	16.1	9.97	2.0	30,300

Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2008	16.1	9.97	1.0	$--

Exercisable at March 31, 2008	--	$--	--	$--

Since the exercise price of the SARS exceeded the closing market price of the Company’s common stock on March 31, 2008, the aggregate intrinsic value of the outstanding SARS was $0 at March 31, 2008.  However, since the closing market price of the Company’s common stock on March 31, 2007 of $11.85 exceeded the market price of the Company’s stock on the grant date, the aggregate intrinsic value of outstanding SARS was $30,300 at March 31, 2007.

At March 31, 2008, 2007 and 2006, there were $2.6 million, $1.4 million and $1.2 million, respectively, of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 2.5 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during 2008, 2007 and 2006 was $277,000, $104,000 and $80,000, respectively.  There were no options exercised during 2008, 2007 or 2006; hence there were no tax benefits realized during these periods.  At March 31, 2008, there were 4.2 million shares available for issuance under the Plan.

14.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended March 31
	2008	2007	2006

Current
Federal	$8,599	$7,547	$5,043
State	1,208	1,739	1,056
Foreign	386	150	206
Deferred
Federal	8,851	10,391	10,621
State	1,245	(729)	4,355

	$20,289	$19,098	$21,281

The principal components of the Company’s deferred tax balances are as follows (in thousands):

	March 31
	2008	2007
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$966	$982
Inventory capitalization	538	420
Inventory reserves	577	731
Net operating loss carryforwards	951	1,052
Property and equipment	78	95
State income taxes	4,951	4,545
Accrued liabilities	364	286
Interest rate caps	612	--
Other	669	347

Deferred Tax Liabilities
Intangible assets	(128,781)	(120,096)
Interest rate caps	--	(198)

	$(119,075)	$(111,836)

At March 31, 2008, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.4 million which may be used to offset future taxable income of the consolidated group and begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31
(In thousands)	2008		2007		2006

		%		%		%

Income tax provision at statutory rate	$18,973	35.0	$19,312	35.0	$16,645	35.0
Foreign tax provision	16	--	(69)	(0.1)	59	0.1
State income taxes, net of federal income tax benefit	1,284	2.4	2,029	3.7	2,096	4.4
Increase (decrease) in net deferred tax liability resulting from an increase (decrease) in the effective state tax rate	--	--	(2,200)	(4.0)	2,019	4.2
Goodwill	--	--	--	--	461	1.0
Other	16	--	26	--	1	--
Provision for income taxes	$20,289	37.4	$19,098	34.6	$21,281	44.7

15.	Commitments and Contingencies

Securities Class Action Litigation
The Company and certain of its officers and directors are defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).  The first of the six consolidated cases was filed on August 3, 2005.  Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005.  Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  The District Court has appointed a Lead Plaintiff.  On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under

Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.  The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market.  Plaintiffs seek an unspecified amount of damages.  The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006.  On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934.

On June 1, 2007, a hearing before the Court was held regarding Plaintiffs’ pending motion for class certification in the Consolidated Action.  On September 4, 2007, the United States District Court for the Southern District of New York issued an Order certifying a class consisting of all persons who purchased the common stock of the Company pursuant to, or traceable to, the Company’s initial public offering on or about February 9, 2005 through November 15, 2005 and were damaged thereby.

On January 8, 2008, the parties to the action engaged in mediation to explore the terms of a potential settlement of the pending litigation; however, no settlement agreement was reached during mediation.  A status conference was held on February 8, 2008 and another status conference is scheduled to be held on July 31, 2008.  While discovery in the action has commenced and is continuing, the Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

OraSure Technologies Arbitration
On September 28, 2006, OraSure Technologies, Inc. (“OraSure”) moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the Wartner brand, which the Company acquired on September 21, 2006.  OraSure was a supplier to the Company for the Company’s Compound W Freeze Off business.  The distribution agreement between the parties provides for mediation of contract disputes, followed by arbitration, if necessary.  The contract in question had a term ending in December 2007.  On October 30, 2006, the Court denied OraSure’s motion for a preliminary injunction.  Subsequently, in a decision and order dated December 20, 2006, the Court denied a motion by OraSure for a rehearing regarding a preliminary injunction.  An appeal was filed by OraSure in the Appellate Division of the Supreme Court of the State of New York on January 29, 2007, and the Company filed a brief with the Court on February 28, 2007.  On May 17, 2007, the Appellate Division reversed the decision of the Supreme Court of the State of New York and issued a preliminary injunction prohibiting the marketing and selling of the Wartner brand by the Company until the underlying arbitration with OraSure was concluded.  On May 21, 2007, the Company requested that the Appellate Division issue a stay of the preliminary injunction, consider reargument of the Appellate Division’s decision and grant a leave to appeal to the Court of Appeals of the State of New York.  In response to the Company’s request for a stay of the preliminary injunction, the Appellate Division issued a stay of the preliminary injunction pending the Appellate Division’s consideration of the Company’s motion to reargue and request for leave to appeal to the Court of Appeals.

On July 12, 2007, the Appellate Division of the Supreme Court of the State of New York issued an Order affirming the Order of the Supreme Court of the State of New York which denied OraSure’s petition for a preliminary injunction that would have prohibited the Company from selling cryogenic wart removal products under the Wartner brand.  In addition, the Appellate Division dismissed OraSure’s appeal from the Supreme Court’s Order which denied OraSure’s motion for reargument.  Based on the foregoing, the Appellate Division held that a preliminary injunction was not an appropriate remedy in the action and recalled and vacated its Order dated May 17, 2007, which granted a preliminary injunction.

At the end of August 2007, the Company and OraSure participated in an arbitration hearing at which each party presented its case to the arbitration panel.  On October 22, 2007, the Company received notification from the arbitrators that they had issued a Partial Final Award (the “Award”) in the pending arbitration with OraSure.  The arbitrators acknowledged that there was a technical breach of the non-compete clause in the Distribution Agreement between the parties but OraSure’s proof of damages was speculative and not supported by credible evidence.  Therefore, the arbitrators awarded nominal damages to OraSure in the amount of One Dollar ($1.00).  In addition, the arbitrators awarded to OraSure counsel fees and arbitrator compensation in an amount to be determined pursuant to further proceedings.

The arbitration panel also dismissed with prejudice OraSure’s remaining claims for breach of the Distribution Agreement, OraSure’s request for injunctive relief and the Company’s counterclaims, respectively.  Furthermore, the arbitrators confirmed the Company's position that the Distribution Agreement will terminate on December 31, 2007.

On December 18, 2007, the arbitration panel concluded the arbitration by issuing a Final Award for certain counsel fees and arbitrator compensation to be paid by the Company.  Pursuant to the Final Award, the Company has made payment to OraSure in an amount that did not have a material impact on the Company’s results from operations for the year ended March 31, 2008.

DenTek Litigation
In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s NightGuard Dental Protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. as additional defendants in the action against DenTek and added other claims to the previously filed complaint.  Ms. Kaplan and Mr. Duane were formerly employed by the Company and C.D.S. Associates, Inc. is a corporation controlled by Mr. Duane.  In the Second Amended Complaint, the Company has alleged patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortuous interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction with the Court in which the Company has asked the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Ray Duane or Kelly Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.  Discovery requests have been served by the parties and discovery is ongoing.

In November 2007, the defendants in the action each filed a motion to dismiss which is pending before the Court.  The Company has filed responses to the motions to dismiss and is awaiting a decision by the Court regarding such motions.  The Court has ordered the Company’s motion for a preliminary injunction to be held in abeyance pending a determination of the motions to dismiss.  A hearing before the Court was held on February 14, 2008 regarding pending procedural motions and discovery and another hearing is scheduled to be held on June 23, 2008 regarding such motions and ongoing discovery.  The parties are also scheduled to appear in Court on July 25, 2008 for a status conference.

In addition to the matters described above, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition, results from operations or cash flows.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending March 31,
2009	$618	$102	$720
2010	558	82	640
2011	543	53	596
2012	559	34	593
Thereafter	1,223	--	1,223

	$3,501	$271	$3,772

Rent expense for 2008, 2007 and 2006 was $597,000, $565,000 and $584,000, respectively.

16.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During 2008, 2007 and 2006, approximately 58%, 57%, and 61%, respectively, of the Company’s total sales were derived from its four major brands.  During 2008, 2007 and 2006, approximately 23%, 24% and 21%, respectively, of the Company’s net sales were made to one customer.  At March 31, 2008, approximately 16% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 80% of the Company’s gross sales for 2008.  The Company does not have long-term contracts with 4 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 23% of the Company’s gross sales for 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

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

	Year Ended March 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$183,641	$119,224	$21,756	$324,621
Other revenues	51	1,903	28	1,982

Total revenues	183,692	121,127	21,784	326,603
Cost of sales	69,344	75,459	13,293	158,096

Gross profit	114,348	45,668	8,491	168,507
Advertising and promotion	26,188	7,483	994	34,665

Contribution margin	$88,160	$38,185	$7,497	133,842
Other operating expenses				42,428

Operating income				91,414
Other expenses				37,206
Provision for income taxes				20,289

Net income				$33,919

	Year Ended March 31, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$174,704	$117,249	$24,894	$316,847
Other revenues	--	1,787	--	1,787

Total revenues	174,704	119,036	24,894	318,634
Cost of sales	65,601	73,002	14,544	153,147

Gross profit	109,103	46,034	10,350	165,487
Advertising and promotion	24,201	6,679	1,125	32,005

Contribution margin	$84,902	$39,355	$9,225	133,482
Other operating expenses				38,800

Operating income				94,682
Other expenses				39,506
Provision for income taxes				19,098

Net income				$36,078

	Year Ended March 31, 2006
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$160,942	$107,372	$27,925	$296,239
Other revenues	--	429	--	429

Total revenues	160,942	107,801	27,925	296,668
Cost of sales	58,491	65,088	15,851	139,430

Gross profit	102,451	42,713	12,074	157,238
Advertising and promotion	22,424	6,495	3,163	32,082

Contribution margin	$80,027	$36,218	$8,911	125,156
Other operating expenses				41,252

Operating income				83,904
Other expenses				36,346
Provision for income taxes				21,281

Net income				$26,277

During 2008, approximately 96% of the Company’s sales were made to customers in the United States and Canada, while during 2007 and 2006, approximately 95% and 97%, respectively, of the Company’s sales were made to customers in the United States and Canada.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2008, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the- Counter	Household	Personal
(In Thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	87,230	9	14,481	101,720
	461,300	170,902	14,481	646,683

	$694,915	$243,451	$17,232	$955,598

18.	Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2008 and 2007 is as follows:

Year Ended March 31, 2008
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Total revenues	$78,611	$87,337	$80,222	$80,433
Cost of sales	37,322	42,770	38,783	39,221

Gross profit	41,289	44,567	41,439	41,212

Operating expenses
Advertising and promotion	7,786	11,017	9,572	6,290
General and administrative	7,646	10,184	6,209	7,375
Depreciation and amortization	2,751	2,756	2,753	2,754

	18,183	23,957	18,534	16,419

Operating income	23,106	20,610	22,905	24,793

Net interest expense	9,687	9,595	9,326	8,598

Income before income taxes	13,419	11,015	13,579	16,195

Provision for income taxes	5,099	4,186	5,160	5,844

Net income	$8,320	$6,829	$8,419	$10,351

Net income per share:
Basic	$0.17	$0.14	$0.17	$0.21
Diluted	$0.17	$0.14	$0.17	$0.21

Weighted average shares outstanding:
Basic	49,660	49,970	49,799	49,842
Diluted	50,038	50,046	50,035	50,037

Year Ended March 31, 2007
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Total revenues	$75,923	$84,551	$80,124	$78,036
Cost of sales	36,325	41,259	36,766	38,797

Gross profit	39,598	43,292	43,358	39,239

Operating expenses
Advertising and promotion	7,402	9,455	8,952	6,196
General and administrative	6,434	7,259	7,068	7,655
Depreciation and amortization	2,413	2,412	2,804	2,755

	16,249	19,126	18,824	16,606

Operating income	23,349	24,166	24,534	22,633

Net interest expense	9,792	9,743	10,156	9,815

Income before income taxes	13,557	14,423	14,378	12,818

Provision for income taxes	5,301	5,639	3,735	4,423

Net income	$8,256	$8,784	$10,643	$8,395

Net income per share:
Basic	$0.17	$0.18	$0.21	$0.17
Diluted	$0.17	$0.18	$0.21	$0.17

Weighted average shares outstanding:
Basic	49,372	49,451	49,535	49,607
Diluted	50,005	49,994	50,024	50,027

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other		Balance at End of Year

Year Ended March 31, 2008
Reserves for sales returns and allowance	$1,753	$18,785	(1)	$(18,486)	$--		$2,052
Reserves for trade promotions	2,161	3,074		(3,368)	--		1,867
Reserves for consumer coupon redemptions	401	1,926		(2,112)	--		215
Allowance for doubtful accounts	35	124		(134)	--		25
Allowance for inventory obsolescence	1,854	1,404		(1,813)	--		1,445

Year Ended March 31, 2007
Reserves for sales returns and allowance	$1,868	$12,611		$(12,726)	$--		$1,753
Reserves for trade promotions	1,671	2,974		(2,484)	--		2,161
Reserves for consumer coupon redemptions	283	2,674		(2,556)	--		401
Allowance for doubtful accounts	100	100		(165)	--		35
Allowance for inventory obsolescence	1,019	3,096		(2,397)	136	(2)	1,854

Year Ended March 31, 2006
Reserves for sales returns and allowance	$1,652	$13,040		$(13,056)	$232	(3)	$1,868
Reserves for trade promotions	1,493	2,522		(2,481)	137	(3)	1,671
Reserves for consumer coupon redemptions	290	2,680		(2,687)	--		283
Allowance for doubtful accounts	250	1		(92)	(59)	(3)	100
Allowance for inventory obsolescence	1,450	76		(526)	19	(2)	1,019
Pecos returns reserve	242	--		(242)	--		--

(1)
The Company increased its allowance for sales returns by $2.2 million as a result of the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand.  This action was part of an industry-wide voluntary withdrawal of these items pending the final results of an FDA safety and efficacy review.

(2)	As a result of the acquisition of Dental Concepts LLC, the Company recorded an allowance for inventory obsolescence in purchase accounting.

(3)	As a result of the acquisition of Dental Concepts LLC, the Company recorded allowance for sales returns, promotional allowances and bad debts in purchase accounting.

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc. (filed as Exhibit 3.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc., as amended (filed as Exhibit 3.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2006).+
4.1	Form of stock certificate for common stock (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+
4.2
Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+

4.3	Form of 9¼% Senior Subordinated Note due 2012 (contained in Exhibit 4.2 to this Annual Report on Form 10-K).+
4.4
Supplemental Indenture, dated as of October 6, 2004, among Vetco, Inc., Prestige Brands, Inc. and U.S. Bank, National Association (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

4.5
Second Supplemental Indenture, dated as of December 19, 2006, by and among Prestige Brands, Inc., U.S. Bank, National Association, Prestige Brands Holdings, Inc., Dental Concepts LLC and Prestige International Holdings, LLC (filed as Exhibit 4.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.1
Credit Agreement, dated April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.2
Form of Amendment No. 1 to the Credit Agreement, dated as of April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Documentation Agent (filed as Exhibit 10.1.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+

10.3
Pledge and Security Agreement, dated April 6, 2004, by Prestige Brands, Inc. and each of the Grantors party thereto, in favor of Citicorp North America, Inc. as Administrative Agent (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.4
Joinder Agreement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Pledge and Security Agreement, dated as of April 6, 2004, by Prestige Brands, Inc. and its subsidiaries and affiliates listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.5
Guaranty, dated as of April 6, 2004, by Prestige Brands International, LLC and each of the other entities listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.6
Guaranty Supplement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Guaranty, dated as of April 6, 2004, among Prestige Brands International, LLC and certain subsidiaries and affiliates of Prestige Brands, Inc. listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.7
Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.11 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.8
First Amendment and Acknowledgement to Securityholders Agreement, dated April 6, 2004, to the Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.12 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.9
Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.13 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.10
First Amendment and Acknowledgement to Registration Rights Agreement, dated April 6, 2004, to the Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.14 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.11
Omnibus Consent and Amendment to Securityholders Agreement, Registration Rights Agreement, Senior Management Agreements and Unit Purchase Agreement, dated as of July 6, 2004 (filed as Exhibit 10.29.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on November 12, 2004).+

10.12
Form of Exchange Agreement by and among Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and the common unit holders listed on the signature pages thereto (filed as Exhibit 10.39 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+

10.13
Employment Agreement, dated as of January 19, 2007, by and between Prestige Brands Holdings, Inc. and Mark Pettie (filed as Exhibit 10.5 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+@

10.14
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Peter J. Anderson (filed as Exhibit 10.29.7 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.15
Executive Employment Agreement, dated as of January 17, 2006, between Prestige Brands Holdings, Inc. and Charles N. Jolly (filed as Exhibit 10.35 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2006).+@

10.16	Letter Agreement between Prestige Brands Holdings, Inc. and James E. Kelly (filed as Exhibit 10.17 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+@
10.17
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+@

10.18
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+@

10.19
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Gerard F. Butler (filed as Exhibit 10.29.8 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.20
Letter Agreement, dated December 22, 2006, among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Gerard F. Butler (filed as Exhibit 10.4 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+#

10.21
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Michael A. Fink (filed as Exhibit 10.29.9 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.22
Letter Agreement, dated April 13, 2007, by and among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Michael A. Fink ( filed as Exhibit 10.22 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+#

10.23
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Charles Shrank (filed as Exhibit 10.29.10 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.24
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Eric M. Millar (filed as Exhibit 10.29.11 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.25	Letter Agreement, dated as of August 30, 2007, by and among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Eric Millar.*#
10.26	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+#
10.27	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2005).+#
10.28	Form of Performance Share Grant Agreement (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+#
10.29	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.28 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+#
10.30
Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp. (filed as Exhibit 10.31 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+ †

10.31
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+ †

10.32
Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.33 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+ †

10.33
Amendment No. 1 dated April 30, 2003 to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+

10.34
Storage and Handling Agreement dated April 13, 2005 by and between Warehousing Specialists, Inc. and Prestige Brands, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on April 15, 2005).+

10.35
Transportation Management Agreement dated April 13, 2005 by and between Prestige Brands, Inc. and Nationwide Logistics, Inc. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 8-K filed on April 15, 2005).+

10.36
Trademark License and Option to Purchase Agreement, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on September 12, 2005).+

10.37
Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+

10.38
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.39
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

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

*	Filed herewith.

†	Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the Securities and Exchange Commission.

+	Incorporated herein by reference.

@	Represents a management contract.

#	Represents a compensatory plan.