Form 10-Q
period 2008-06-30
Prestige Brands Holdings, Inc.
filed 2008-08-11
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 49,940,765 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations – three months ended
	June 30, 2008 and 2007 (unaudited)	2
	Consolidated Balance Sheets – June 30, 2008 and March 31, 2008 (unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Equity and
	Comprehensive Income – three months ended June 30, 2008 (unaudited)	4
	Consolidated Statements of Cash Flows – three months ended
	June 30, 2008 and 2007 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	41

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands, except share data)	2008	2007
Revenues
Net sales	$72,916	$78,041
Other revenues	618	570
Total revenues	73,534	78,611

Costs of Sales
Costs of sales	34,272	37,322
Gross profit	39,262	41,289

Operating Expenses
Advertising and promotion	7,319	7,786
General and administrative	7,973	7,646
Depreciation and amortization	2,756	2,751
Total operating expenses	18,048	18,183

Operating income	21,214	23,106

Other (income) expense
Interest income	(73)	(187)
Interest expense	8,756	9,874
Total other (income) expense	8,683	9,687

Income before income taxes	12,531	13,419

Provision for income taxes	4,750	5,099
Net income	$7,781	$8,320

Basic earnings per share	$0.16	$0.17

Diluted earnings per share	$0.16	$0.17

Weighted average shares outstanding:
Basic	49,880	49,660
Diluted	50,035	50,038

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	June 30, 2008	March 31, 2008
Current assets
Cash and cash equivalents	$6,370	$6,078
Accounts receivable	38,325	44,219
Inventories	28,811	29,696
Deferred income tax assets	3,006	3,066
Prepaid expenses and other current assets	4,004	2,316
Total current assets	80,516	85,375

Property and equipment	1,365	1,433
Goodwill	308,915	308,915
Intangible assets	644,056	646,683
Other long-term assets	7,316	6,750

Total Assets	$1,042,168	$1,049,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,935	$20,539
Accrued interest payable	2,604	5,772
Income taxes payable	1,762	--
Other accrued liabilities	6,328	8,030
Current portion of long-term debt	3,550	3,550
Total current liabilities	32,179	37,891

Long-term debt	392,675	407,675
Other long-term liabilities	2,377	2,377
Deferred income tax liabilities	125,781	122,140

Total Liabilities	553,012	570,083

Commitments and Contingencies – Note 14

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares at June 30 and March 31, 2008	501	501
Additional paid-in capital	380,993	380,364
Treasury stock, at cost – 101 shares and 59 shares at June 30 and March 31, 2008, respectively	(57)	(47)
Accumulated other comprehensive income	684	(999)
Retained earnings	107,035	99,254
Total stockholders’ equity	489,156	479,073

Total Liabilities and Stockholders’ Equity	$1,042,168	$1,049,156
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Three Months Ended June 30, 2008
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

Stock-based compensation	--	--	629	--	--	--	--	629

Purchase of common stock for treasury	--	--	--	42	(10)	--	--	(10)

Components of comprehensive income:
Net income	--	--	--	--	--	--	7,781	7,781

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	--	--	--	--	--	53	--	53

Unrealized gain on interest rate caps, net of income tax expense of $1,000	--	--	--	--	--	1,630	--	1,630
Total comprehensive income	--	--	--	--	--	--	--	9,464

Balances – June 30, 2008	50,060	$501	$380,993	101	$(57)	$684	$107,035	$489,156

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30
(In thousands)	2008	2007
Operating Activities
Net income	$7,781	$8,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,756	2,751
Deferred income taxes	2,669	2,934
Amortization of deferred financing costs	622	780
Stock-based compensation	629	460
Changes in operating assets and liabilities
Accounts receivable	5,894	(1,948)
Inventories	885	1,663
Prepaid expenses and other current assets	(1,688)	(483)
Accounts payable	(1,077)	(2,911)
Income taxes payable	1,762	1,144
Accrued liabilities	(4,870)	(4,302)
Net cash provided by operating activities	15,363	8,408

Investing Activities
Purchases of equipment	(61)	(111)
Net cash used for investing activities	(61)	(111)

Financing Activities
Repayment of long-term debt	(15,000)	(15,887)
Purchase of common stock for treasury	(10)	(4)
Net cash used for financing activities	(15,010)	(15,891)

Increase (Decrease) in cash	292	(7,594)
Cash - beginning of period	6,078	13,758

Cash - end of period	$6,370	$6,164

Interest paid	$11,302	$12,036
Income taxes paid	$440	$551

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three month period ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending March 31, 2009.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Cash and Cash Equivalents
The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of the Company’s cash is held by a large regional bank with headquarters in California.  The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.5 million and $5.6 million for the three months ended June 30, 2008 and 2007, respectively.

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

Stock-based Compensation
The Company recognizes stock-based compensation in accordance with FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”).  Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  The Company recorded stock-based compensation charges of $629,000 and $460,000 during the three month periods ended June 30, 2008 and 2007, respectively.

Income Taxes
Income taxes are recorded in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“Statement No. 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”).  Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.  The adoption of FIN 48, effective April 1, 2007, did not result in a cumulative effect adjustment to the opening balance of retained earnings or adjustment to any of the components of assets, liabilities or equity in the consolidated balance sheet.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both June 30, 2008 and March 31, 2008 approximates fair value due to the short-term nature of these instruments.  The carrying value of long-term debt at both June 30, 2008 and March 31, 2008 approximates fair value based on interest rates for instruments with similar terms and maturities.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Statement No. 159”).  Statement No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The implementation of Statement No. 159, effective April 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on November 14, 2007, the FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The Company is currently evaluating the impact that the application of Statement No. 157 will have on its consolidated financial statements as it relates to the non-financial assets and liabilities.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	June 30, 2008	March 31, 2008

Accounts receivable	$37,430	$44,918
Other receivables	2,508	1,378
	39,938	46,296
Less allowances for discounts, returns and uncollectible accounts	(1,613)	(2,077)

	$38,325	$44,219

3.	Inventories

Inventories consist of the following (in thousands):
	June 30, 2008	March 31, 2008

Packaging and raw materials	$2,134	$2,463
Finished goods	26,677	27,233

	$28,811	$29,696

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.2 million and $1.4 million at June 30, 2008 and March 31, 2008, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	June 30, 2008	March 31, 2008

Machinery	$1,538	$1,516
Computer equipment	666	627
Furniture and fixtures	205	205
Leasehold improvements	344	344
	2,753	2,692

Accumulated depreciation	(1,388)	(1,259)

	$1,365	$1,433

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance – March 31, 2008	$233,615	$72,549	$2,751	$308,915

Period Activity	--	--	--	--

Balance – June 30, 2008	$233,615	$72,549	$2,751	$308,915

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance – March 31, 2008	$544,963	$139,503	$196	$684,662

Period Activity	--	--	--	--

Balance – June 30, 2008	$544,963	$139,503	$196	$684,662

Accumulated Amortization
Balance – March 31, 2008	$--	$37,838	$141	$37,979

Period Activity	--	2,616	11	2,627

Balance – June 30, 2008	$--	$40,454	$152	$40,606

At June 30, 2008, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending June 30
2009	$10,145
2010	9,089
2011	9,073
2012	9,073
2013	9,073
Thereafter	52,640

$99,093

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2008	March 31, 2008

Accrued marketing costs	$3,999	$4,136
Accrued payroll	1,423	2,845
Accrued commissions	307	464
Other	599	585

	$6,328	$8,030

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	June 30, 2008	March 31, 2008

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at June 30, 2008, the interest rate on the Revolving Credit Facility was 6.0% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At June 30, 2008, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At June 30, 2008, the average interest rate on the Tranche B Term Loan Facility was 6.89%. Principal payments of $887,500 plus accrued interest are payable quarterly. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.	270,225	285,225

Senior Subordinated Notes that bear interest at 9.25% which is payable on April 15th and October 15th of each year.  The Senior Subordinated Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Subordinated Notes at redemption prices set forth in the indenture governing the Senior Subordinated Notes prior thereto.  The Senior Subordinated Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.  Each of these guarantees is joint and several.  There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	396,225	411,225
Current portion of long-term debt	(3,550)	(3,550)

	$392,675	$407,675

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At June 30, 2008, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending June 30
2009	$3,550
2010	3,550
2011	263,125
2012	126,000

$396,225

9.	Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  While the Company does not enter into derivative financial instruments for trading purposes, all of these derivatives are over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an exposure to credit risk.  The Company is accounting for the interest rate cap and swap agreements as cash flow hedges.

In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million the terms of which are as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

The Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement an interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.83% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.

Effective April 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurements”, for all financial instruments accounted for at fair value.  Statement No. 157 established a new framework for measuring fair value and provides for expanded disclosures.  Accordingly, Statement No. 157 requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants.  Statement No. 157 established market (observable inputs) as the preferred source of fair value to be followed by the Company’s assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs.

Based upon the above, the following fair value hierarchy was created:

Level 1	--	Quoted market prices for identical instruments in active markets,

Level 2	--	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3	--	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows:

		Fair Value Measurements at June 30, 2008
(In Thousands) Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$1,100.0	$--	$1,100.0	$--

At June 30, 2008, the fair value of the interest rate swap of $1.1 million was included in other assets, while at March 31, 2008, the fair value of $1.5 million was included in other current liabilities.  The determination of fair value is based on closing prices from liquid over-the-counters markets.

10.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through June 30, 2008.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30
	2008	2007
Numerator
Net income	$7,781	$8,320

Denominator
Denominator for basic earnings per share – weighted average shares	49,880	49,660

Dilutive effect of unvested restricted common stock, options and stock appreciation rights issued to employees and directors	155	378

Denominator for diluted earnings per share	50,035	50,038

Earnings per Common Share:
Basic	$0.16	$0.17

Diluted	$0.16	$0.17

At June 30, 2008, 309,000 shares of restricted stock issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 567,000 shares of restricted stock granted to management and employees, as well as 15,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at June 30, 2008, there were options to purchase 667,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

At June 30, 2007, 446,000 shares of restricted stock issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 382,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at June 30, 2007, there were options to purchase 255,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

12.	Share-Based Compensation

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

During the three month period ended June 30, 2008, the Company recorded stock-based compensation costs and related tax benefits of $629,000 and $238,000, respectively, while during the three month period ended June 30, 2007, the Company recorded stock-based compensation costs and related tax benefits of $460,000 and $175,000, respectively.

Restricted Shares
A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted shares granted under the Plan generally vest in 3 years, contingent on attainment of Company performance goals, including both revenue and earnings, or time vesting, as determined by the Compensation Committee of the Board of Directors.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the three month periods ended June 30, 2008 and 2007 were $10.91 and $12.52, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2007	294.4	$11.05
Granted	264.0	12.52
Vested	--	--
Forfeited	(17.2)	11.19
Nonvested at June 30, 2007	541.2	$11.76

Nonvested at March 31, 2008	484.7	$11.78
Granted	269.7	10.91
Vested	--	--
Forfeited	(1.4)	10.91
Nonvested at June 30, 2008	753.0	$11.47

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally over a 3 year period.  Certain option awards provide for accelerated vesting in the event of a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average exercise price of the options granted during the three month periods ended June 30, 2008 and 2007 were $10.91 and $12.86, respectively.

	Three Month Period Ended June 30
	2008	2007
Expected volatility	43.3%	33.2%
Expected dividends	--	--
Expected term in years	6.0	6.0
Risk-free rate	3.2%	4.5%

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2007	--	$--	--	$--
Granted	255.1	12.86	10.0	30.6
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at June 30, 2007	255.1	$12.86	10.0	$30.6

Outstanding at March 31, 2008	253.5	12.86	9.2	$--
Granted	413.3	10.91	10.0	--
Exercised	--		--	--
Forfeited or expired	--		--	--
Outstanding at June 30, 2008	666.8	$11.65	9.4	$--

Exercisable at June 30, 2008	--	$--	--	$--

Stock Appreciation Rights (“SARS”)
During July 2006, the Board of Directors granted SARS to a group of selected executives; however, there were no SARS granted subsequent thereto.  The terms of the SARS provide that on the vesting date, the executive will receive the excess of the market price of the stock award over the market price of the stock award on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company’s common stock on the date the SAR is granted.  SARS may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 to 5 years.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model.

A summary of SARS activity under the Plan is as follows:
SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2007	16.1	$9.97	2.0	$30.3
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at June 30, 2007	16.1	$9.97	1.75	$48.5

Outstanding at March 31, 2008	16.1	$9.97	1.0	$--
Granted	--	--	--	--
Forfeited or expired	(1.2)	9.97	1.0	--
Outstanding at June 30, 2008	14.9	$9.97	0.75	$10.3

Exercisable at March 31, 2008	--	$--	--	$--

At June 30, 2008, there was $6.7 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 3.0 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the three months ended June 30, 2008 and 2007 was $0.  There were no options exercised during the three month periods ended June 30, 2008 and 2007; hence, there were no tax benefits realized during these periods.  At June 30, 2008, there were 3.5 million shares available for issuance under the Plan.

13.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rates used in the calculation of income taxes were 37.9% and 38.0%, respectively.

At June 30, 2008, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.4 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

14.	Commitments and Contingencies

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no material developments in our pending legal proceedings since March 31, 2008.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending June 30,
2009	$598	$95	$693
2010	572	82	654
2011	542	43	585
2012	559	24	583
2013	577	--	577
Thereafter	646	--	646

	$3,494	$244	$3,738

Rent expense for the three month periods ended June 30, 2008 and 2007 were $158,000 and $152,000, respectively.

15.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three month periods ended June 30, 2008 and 2007, approximately 59.4% and 56.5%, respectively, of the Company’s total sales were derived from its four major brands.  During the three month periods ended June 30, 2008 and 2007, approximately 27.1% and 24.9%, respectively, of the Company’s sales were made to one customer.  At June 30, 2008, approximately 22.1% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 80% of the Company’s gross sales during the three month period ended June 30, 2008.  The Company does not have long-term contracts with 4 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 23.0% of the Company’s gross sales for the three months ended June 30, 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.  In addition, the Company’s manufacturers could impose price increases that the Company is unable to pass through to its customers.  Such a price increase could adversely affect a product’s gross profit and ultimately the Company’s profitability.

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

The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended June 30, 2008
	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Net sales	$39,246	$28,404	$5,266	$72,916
Other revenues	--	618	--	618

Total revenues	39,246	29,022	5,266	73,534
Cost of sales	13,208	17,923	3,141	34,272

Gross profit	26,038	11,099	2,125	39,262
Advertising and promotion	5,037	2,070	212	7,319

Contribution margin	$21,001	$9,029	$1,913	31,943
Other operating expenses				10,729

Operating income				21,214
Other (income) expense				8,683
Provision for income taxes				4,750

Net income				$7,781

	Three Months Ended June 30, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$42,426	$29,345	$6,270	$78,041
Other revenues	--	542	28	570

Total revenues	42,426	29,887	6,298	78,611
Cost of sales	15,386	18,393	3,543	37,322

Gross profit	27,040	11,494	2,755	41,289
Advertising and promotion	5,881	1,628	277	7,786

Contribution margin	$21,159	$9,866	$2,478	33,503
Other operating expenses				10,397

Operating income				23,106
Other (income) expense				9,687
Provision for income taxes				5,099

Net income				$8,320

During the three month periods ended June 30, 2008 and 2007, approximately 95.8% and 95.3%, respectively, of the Company’s sales were made to customers in the United States and Canada.  At June 30, 2008, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	85,337	4	13,752	99,093
	459,407	170,897	13,752	644,056

	$693,022	$243,446	$16,503	$952,971

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as well as those described in future reports filed with the SEC.  See also “Cautionary Statement Regarding Forward-Looking Statements” on page 37 of this Quarterly Report on Form 10-Q.

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

Three Month Period Ended June 30, 2008 compared to the
Three Month Period Ended June 30, 2007

Revenues
	2008 Revenues	%	2007 Revenues	%	Increase (Decrease)%

OTC Healthcare	$39,246	53.3	$42,426	54.0	$(3,180)	(7.5)
Household Cleaning	29,022	39.5	29,887	38.0	(865)	(2.9)
Personal Care	5,266	7.2	6,298	8.0	(1,032)	(16.4)

	$73,534	100.0	$78,611	100.0	$(5,077)	(6.5)

Revenues for the three month period ended June 30, 2008 were $73.5 million, a decrease of $5.1 million, or 6.5%, versus the three month period ended June 30, 2007.  Revenues decreased across all reporting segments during the period.  Revenues from customers outside of the United States, which represent 11.5% of total revenues, also decreased 6.5% in 2008 versus the comparable period in 2007.  The decrease in international revenues is primarily attributed to our actions, initiated in June 2007, to eliminate shipments to specific customers outside North America that were diverting product back to the US market.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment decreased $3.2 million, or 7.5%, during 2008 versus 2007.  Revenue increases for Murine, Clear eyes, New Skin, Chloraseptic, as well as the initial shipments of the new Allergen Block products, marketed under the Chloraseptic and Little Allergies trademarks were more than offset by revenue decreases on the wart care brands, Little Remedies and The Doctor’s® brands.  Murine’s revenue increase was primarily due to increased sales of MurineTM Earigate® which was launched in the latter part of the same period last year.  Clear eyes revenue increased as a result of unit volume increases in consumption and a price increase taken in March 2008.  New Skin revenue increased primarily as a result of new distribution while Chloraseptic’s revenue increase was driven primarily by customer replenishment orders as a result of the last year’s late developing cough/cold season.  Allergen Block is a new innovative, non-medicated allergy product targeted toward allergy sufferers looking for an alternative to medicated products.  Revenues of the wart care brands, Compound W and Wartner, decreased primarily due to a price reduction taken on the cryogenic products.  This pricing reduction, along with a down-sizing of Compound W Freeze-off, was in response to improving the value proposition to consumers and consistent with price reductions taken by a major competitor in the category.  Little Remedies’ revenues were adversely impacted by the voluntary withdrawal of two medicated pediatric cough and cold products in October 2007.  Increased competition in the bruxism category resulted in lower sales of The Doctor’s® NightGuardTM dental protector.

Household Cleaning Segment
Revenues of the Household Cleaning segment decreased $865,000, or 2.9%, during 2008 versus 2007.  Revenues of the Comet® brand increased during the period primarily as a result of Comet Mildew Spray Gel.  Comet’s revenue increase was partially offset by lower revenues for the other two brands in this segment – Spic and Span and Chore Boy.  The decline in Spic and Span’s revenue reflected a decline in consumer consumption while Chore Boy sales declined as a result of weaker consumption and lower shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $1.0 million, or 16.4%, during 2008 versus 2007.  All major brands in this segment experienced revenue declines during the period.  The decrease in revenue of Cutex®, Prell and Denorex® was in line with consumption.

Gross Profit
	2008 Gross Profit	%	2007 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$26,038	66.3	$27,040	63.7	$(1,002)	(3.7)
Household Cleaning	11,099	38.2	11,494	38.5	(395)	(3.4)
Personal Care	2,125	40.4	2,755	43.7	(630)	(22.9)

	$39,262	53.4	$41,289	52.5	$(2,027)	(4.9)

Gross profit for the three month period ended June 30, 2008 decreased $2.0 million, or 4.9%, versus the three month period ended June 30, 2007.  As a percent of total revenue, gross profit increased from 52.5% in 2007 to 53.4% in 2008.  The increase in gross profit as a percent of revenues was primarily the result of favorable product mix, price increases taken on select items and the benefits of our cost reduction program started last year, partially offset by an increase in promotional allowances.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment decreased $1.0 million, or 3.7%, during 2008 versus 2007.  As a percent of Over-the-Counter revenue, gross profit increased from 63.7% during 2007 to 66.3% during 2008.  The increase in gross profit as a percent of revenues was the result of favorable product mix toward higher gross margin brands, selling price increases implemented at the end of March 2008 and cost reductions.  Compound W Freeze-off experienced the most significant cost savings as a result of the migration of production to a new supplier in early 2008.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $395,000, or 3.4%, during 2008 versus 2007. As a percent of household cleaning revenue, gross profit decreased from 38.5% during 2007 to 38.2% during 2008. The slight decrease in gross profit percentage was a result of higher product costs related to Spic and Span.

Personal Care Segment
Gross profit for the Personal Care segment decreased $630,000, or 22.9%, during 2008 versus 2007.  As a percent of personal care revenue, gross profit decreased from 43.7% during 2007 to 40.4% during 2008.  The decrease in gross profit percentage was the result of modest increase in promotional allowances and increased inventory obsolescence costs related to Cutex.

Contribution Margin
	2008 Contribution Margin	%	2007 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$21,001	53.5	$21,159	49.9	$(158)	(0.7)
Household Cleaning	9,029	31.1	9,866	33.0	(837)	(8.5)
Personal Care	1,913	36.3	2,478	39.3	(565)	(22.8)

	$31,943	43.4	$33,503	42.6	$(1,560)	(4.7)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the three month period ended June 30, 2008 decreased $1.6 million, or 4.7%, versus the three month period ended June 30, 2007.  The contribution margin decrease was the result of the changes in sales and gross profit as previously discussed, partially offset by a $467,000, or a 6.0%, decrease in advertising and promotional spending.  The decreased advertising and promotional spending was primarily attributable to decreases in spending for the Over-the-Counter Healthcare and Personal Care segments, partially offset by an increase in support in the Household Cleaning segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment decreased $158,000, or 0.7%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in sales and gross profit as previously discussed, partially offset with a decrease in advertising and promotional of $800,000, or 16.8%.  An increase in television media support behind Murine Earigate® ear wax remover was offset with decreases in support behind Clear eyes eye care products, The Doctor’s® NightGuardTM dental protector and Compound W wart remover.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $837,000, or 8.5%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in sales and gross profit as previously discussed, and an increase in advertising and promotional spending of $400,000 or 27.2%.  The A&P increase was the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $565,000, or 22.8%, during 2008 versus 2007.  The contribution margin decrease was primarily the result of the sales and gross profit decrease previously discussed slightly offset by a modest decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $8.0 million for the three month period ended June 30, 2008 versus $7.6 million for the three month period ended June 30, 2007.  The increase in G&A is primarily related to an increase in long-term stock-based compensation.

Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $2.8 million for both the three month periods ended June 30, 2008 and 2007.

Interest Expense
Net interest expense was $8.7 million during the three month period ended June 30, 2008 versus $9.7 million during the three month period ended June 30, 2007.  The reduction in interest expense was primarily the result of a lower level of indebtedness outstanding under our Senior Credit Facility.  The average cost of funds increased from 8.5% for 2007 to 8.6% for 2008 while the average indebtedness decreased from $455.4 million during 2007 to $403.7 million during 2008.

Income Taxes
The provision for income taxes during the three month period ended June 30, 2008 was $4.7 million versus $5.1 million during the three month period ended June 30, 2007.  The effective income tax rates were 37.9% and 38.0% for 2008 and 2007, respectively.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations.  Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.

	Three Months Ended June 30
(In thousands)	2008	2007
Cash provided by (used for):
Operating Activities	$15,363	$8,408
Investing Activities	(61)	(111)
Financing Activities	(15,010)	(15,891)

Operating Activities
Net cash provided by operating activities was $15.4 million for the three month period ended June 30, 2008 compared to $8.4 million for the three month period ended June 30, 2007.  The $7.0 million increase in cash provided by operating activities was primarily the result of a decrease in the components of working capital caused primarily by a $5.9 million decrease in accounts receivable at June 30, 2008 versus March 31, 2008, compared to a $1.9 million increase in accounts receivable at June 30, 2007 versus March 31, 2007.

Investing Activities
Net cash used for investing activities was $61,000 for the three month period ended June 30, 2008 compared to $111,000 for the three month period ended June 30, 2007.  The net cash used for investing activities during both periods was used for the acquisition of machinery, computers and office equipment.

Financing Activities
Net cash used for financing activities was $15.0 million for the three month period ended June 30, 2008 compared to $15.9 million for the three month period ended June 30, 2007.  During the three month period ended June 30, 2008, the Company repaid $14.1 million of the Tranche B Term Loan Facility in excess of required amortization payments with cash generated from operations.  This reduced our outstanding indebtedness to $396.2 million from $411.2 million at March 31, 2008.

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

Capital Resources

At June 30, 2008, we had an aggregate of $396.2 million of outstanding indebtedness, which consisted of the following:

•	$270.2 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At June 30, 2008, an aggregate of $270.2 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 6.89%.

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  While the Company does not enter into derivative financial instruments for trading purposes, all of these derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an exposure to credit risk.  The Company accounts for these financial instruments as cash flow hedges.

In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million the terms of which are as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement an interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.83% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or current liabilities at the balance sheet date.  At June 30, 2008, the fair value of the interest rate swap of $1.1 million was included in other assets, while at March 31, 2008 the fair value of $1.5 million was included in other current liabilities.

At June 30, 2008, we had $60.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities.  The Revolving Credit Facility matures in April 2009.  We also have $270.2 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We must make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.  Our ability to borrow an additional $200.0 million under our Senior Credit Facility under the Tranche B Term Loan Facility expired during the three month period ended June 30, 2008.  Management intends to replace these credit facilities during the period ending March 31, 2009.

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

•	Have a leverage ratio of less than 4.5 to 1.0 for the quarter ended June 30, 2008, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended June 30, 2008, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended June 30, 2008, and for each quarter thereafter until the quarter ending March 31, 2011.

At June 30, 2008, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the Revolving Credit Facility.  We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs through June 30, 2009.  While management intends to replace these credit facilities during the ensuing year, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Commitments

Due to the execution of the Old Fitzpatrick agreement for the future production of certain Comet® products, we are updating our commitment disclosures.  As of June 30, 2008, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$396.2	$3.6	$266.6	$126.0	$--
Interest on long-term debt (1)	95.0	30.4	55.3	9.3	--
Purchase obligations(2)	70.6	39.5	19.7	4.3	7.1
Operating leases	3.7	0.7	1.2	1.2	0.6
Total contractual cash obligations	$565.5	$74.2	$342.8	$140.8	$7.7

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Subordinated Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 7.64%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.  If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $2.7 million in the first year.  However, given the protection afforded by the interest rate swap agreement, the impact of a one percentage point increase would be limited to $1.2 million.

(2)
Purchase obligations consist of legally binding commitments for inventory requirements and marketing and advertising expenditures to be utilized during the normal course of our operations.  Activity costs for molds and equipment to be paid, based solely on a per unit basis without any deadlines for final payment, have been excluded from the table because we are unable to determine the time period over which such activity costs will be paid.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, fuel, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The recent increase in crude oil prices has had an adverse impact on transportation costs, as well as, certain petroleum based raw materials and packaging material.  Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2008. While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting policies are as follows:

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2008 was $18.8 million, we participated in 4,800 promotional campaigns, resulting in an average cost of $3,000 per campaign.  Of such amount, only 663 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by

10% for the year ended March 31, 2008, our sales and operating income would have been adversely affected by approximately $1.9 million.  Similarly, had we underestimated the promotional program rate by 10% for the three month period ended June 30, 2008, our sales and operating would have been adversely affected by approximately $545,000.  Net income would have been adversely affected by approximately $1.2 million during the year ended March 31, 2008 and approximately $338,000 for the three month period ended June 30, 2008.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2008, we had 29 coupon events.  The amount recorded against revenues and accrued for these events during the year was $2.1 million, of which $1.9 million was redeemed during the year.  During the three month period ended June 30, 2008, we had 7 coupon events.  The amount recorded against revenue and accrued for the events was $301,000, of which $51,000 was redeemed during the period.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2008, 2007 and 2006, returns represented 4.6%, 3.7% and 3.5%, respectively, of gross sales.  While the returns rate increased 0.9% from 2007 to 2008, such amount exclusive of the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007, would have been 4.1%.  At June 30, 2008 and March 31, 2008, the allowance for sales returns was $1.7 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years, our actual product return rate has stayed within a range of 4.6% to 3.5% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2008 and the three month period ended June 30, 2008 by approximately $380,000 and $88,000, respectively.  Net income would have been adversely affected by approximately $236,000 and $55,000 for the year ended March 31, 2008 and the three month period ended June 30, 2008, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At June 30, 2008 and March 31, 2008, the allowance for obsolete and slow moving inventory represented 4.1% and 4.6%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $1.4 million for the year ended March 31, 2008, while for the three month period ended June 30, 2008 the Company recorded a credit of $39,000 due to the discounted sale of certain short-dated inventory.  A 1.0% increase in our allowance for obsolescence at March 31, 2008 would have adversely affected our reported operating income and net income for the year ended March 31, 2008 by approximately $311,000 and $193,000, respectively.  Similarly, a 1.0% increase in our allowance for obsolescence at June 30, 2008 would have adversely affected our reported operating income and net income for the three month period ended June 30, 2008 by approximately $300,000 and $186,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.1% of accounts receivable at June 30, 2008 and March 31, 2008.  Bad debt expense for the year ended March 31, 2008 was $124,000 while during the three month period ended June 30, 2008 the Company recorded bad debt expense of $4,000.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales for the year ended March 31, 2008 would have resulted in a decrease in reported operating income of approximately $325,000, and a decrease in our reported net income of approximately $202,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three month period ended June 30, 2008 would have resulted in a decrease in reported operating income of approximately $74,000, and a decrease in our reported net income of approximately $46,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $953.0 million and $955.6 million at June 30, 2008 and March 31, 2008, respectively.  At June 30, 2008, goodwill and intangible assets were apportioned among our three operating segments as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$233,615	$72,549	$2,751	$308,915

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	85,337	4	13,752	99,093
	459,407	170,897	13,752	644,056

	$693,022	$243,446	$16,503	$952,971

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

Goodwill and intangible assets comprise substantially all of our assets.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination.  Intangible assets generally represent our trademarks, brand names and patents.  When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives.  Management considers many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life assigned to each intangible asset that the Company acquires or continues to own and promote.  The most significant factors are:

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”).  Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment.

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

During the three month period ended March 31, 2006, we recorded non-cash charges related to the impairment of intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively, because the carrying amounts of these “branded” assets exceeded their fair market values primarily as a result of declining sales caused by product competition.  Should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges.  However, we have not been required to record any additional asset impairment charges since March 2006.

Stock-Based Compensation
We recognize stock-based compensation in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) which requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option, warrant or performance shares),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $1.1 million and $655,000 during the years ended March 31, 2008 and 2007, respectively.  However, during the year ended March 31, 2008, management was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively, as it determined that the Company would not meet the performance goals associated with such grants of restricted stock.  The Company recorded non-cash compensation expense of $629,000 and $460,000 during the three month periods ended June 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Statement No. 159”).  Statement No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The implementation of Statement No. 159, effective April 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on February 12, 2008, the FASB deferred the effective date of Statement No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The Company is currently evaluating the impact that the application of Statement No. 157 will have on its consolidated financial statements as it relates to the non-financial assets and liabilities.

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

Our forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report on Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  For more information, see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	Our ability to increase organic growth via new product introductions or line extensions,

•	The high level of competition in our industry and markets,

•	Our ability to invest in research and development,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices,

•	Increases in transportation fees and fuel charges,

•	Changes in our senior management team,

•	Our ability to protect our intellectual property rights,

•	Our dependency on the reputation of our brand names,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of debt, and ability to service our debt,

•	Any adverse judgment rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions imposed by our Senior Credit Facility and Indenture on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of our senior secured financing, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2008, we had variable rate debt of approximately $270.2 million related to our Tranche B term loan.

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

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement an interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.83% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve month period ending June 30, 2009 of approximately $2.7 million.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $1.2 million for the twelve month period ending June 30, 2009.  The fair value of the interest rate swap agreement was $1.1 million at June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended June 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no material developments in our pending legal proceedings since March 31, 2008.  For more information regarding our pending legal proceedings which we deem to be material to the Company, please see the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

In addition, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition, results from operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended June 30, 2008, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Company Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/08 - 4/30/08	41,964	$0.24	--	--
5/1/08 - 5/31/08	--	--	--	--
6/1/08 - 6/30/08	--	--	--	--

Total	41,964	$0.24	--	--

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

Prestige Brands Holdings, Inc.
Registrant

Date: August 11, 2008	By:	/s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company.*
31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the Securities and Exchange Commission.