Form 10-Q
period 2008-09-30
Prestige Brands Holdings, Inc.
filed 2008-11-10
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐          No ☒

As of October 30, 2008, there were 49,936,435 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have utilized the ® andTM symbols the first time each trademark or trade name appears in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
(In thousands, except per share data)	2008	2007	2008	2007
Revenues
Net sales	$87,369	$86,840	$160,285	$164,881
Other revenues	682	497	1,300	1,067
Total revenues	88,051	87,337	161,585	165,948

Cost of Sales
Costs of sales	41,792	42,770	76,064	80,092
Gross profit	46,259	44,567	85,521	85,856

Operating Expenses
Advertising and promotion	13,638	11,017	20,957	18,803
General and administrative	9,363	10,184	17,336	17,830
Depreciation and amortization	2,757	2,756	5,513	5,507
Total operating expenses	25,758	23,957	43,806	42,140

Operating income	20,501	20,610	41,715	43,716

Other (income) expense
Interest income	(56)	(173)	(129)	(360)
Interest expense	6,835	9,768	15,591	19,642
Total other (income) expense	6,779	9,595	15,462	19,282

Income before income taxes	13,722	11,015	26,253	24,434

Provision for income taxes	5,200	4,186	9,950	9,285
Net income	$8,522	$6,829	$16,303	$15,149

Basic earnings per share	$0.17	$0.14	$0.33	$0.30

Diluted earnings per share	$0.17	$0.14	$0.33	$0.30

Weighted average shares outstanding: Basic	49,924	49,710	49,902	49,686
Diluted	50,037	50,046	50,036	50,042

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	September 30, 2008	March 31, 2008
Current assets
Cash and cash equivalents	$12,630	$6,078
Accounts receivable	42,494	44,219
Inventories	25,372	29,696
Deferred income tax assets	3,249	3,066
Prepaid expenses and other current assets	3,144	2,316
Total current assets	86,889	85,375

Property and equipment	1,284	1,433
Goodwill	309,879	308,915
Intangible assets	641,428	646,683
Other long-term assets	6,450	6,750

Total Assets	$1,045,930	$1,049,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,430	$20,539
Accrued interest payable	5,428	5,772
Other accrued liabilities	11,158	8,030
Current portion of long-term debt	3,550	3,550
Total current liabilities	37,566	37,891

Long-term debt	381,675	407,675
Other long-term liabilities	--	2,377
Deferred income tax liabilities	128,272	122,140

Total Liabilities	547,513	570,083

Commitments and Contingencies – Note 14

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares	501	501
Additional paid-in capital	381,941	380,364
Treasury stock, at cost – 119 shares and 59 shares at September 30 and March 31, 2008, respectively	(62)	(47)
Accumulated other comprehensive income	480	(999)
Retained earnings	115,557	99,254
Total stockholders’ equity	498,417	479,073

Total Liabilities and Stockholders’ Equity	$1,045,930	$1,049,156
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Six Months Ended September 30, 2008
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

Stock-based compensation	--	--	1,577	--	--	--	--	1,577

Purchase of common stock for treasury	--	--	--	60	(15)	--	--	(15)

Components of comprehensive income:
Net income	--	--	--	--	--	--	16,303	16,303

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	--	--	--	--	--	53	--	53

Unrealized gain on interest rate caps, net of income tax expense of $876	--	--	--	--	--	1,426	--	1,426
Total comprehensive income	--	--	--	--	--	--	--	17,782

Balances – September 30, 2008	50,060	$501	$381,941	119	$(62)	$480	$115,557	$498,417

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30
(In thousands)	2008	2007
Operating Activities
Net income	$16,303	$15,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,513	5,507
Deferred income taxes	5,042	4,622
Amortization of deferred financing costs	1,159	1,561
Stock-based compensation	1,577	1,146
Changes in operating assets and liabilities
Accounts receivable	1,725	(11,345)
Inventories	4,324	2,390
Prepaid expenses and other current assets	(828)	(1,692)
Accounts payable	(1,582)	1,884
Accrued liabilities	3,443	2,270
Net cash provided by operating activities	36,676	21,492

Investing Activities
Purchases of equipment	(109)	(194)
Business acquisition purchase price adjustments	(4,000)	(16)
Net cash used for investing activities	(4,109)	(210)

Financing Activities
Repayment of long-term debt	(26,000)	(26,237)
Purchase of common stock for treasury	(15)	(4)
Net cash used for financing activities	(26,015)	(26,241)

Increase (Decrease) in cash	6,552	(4,959)
Cash - beginning of period	6,078	13,758

Cash - end of period	$12,630	$8,799

Interest paid	$14,775	$18,078
Income taxes paid	$4,761	$5,664

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States, Canada and certain international markets.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior credit facility and the senior subordinated notes more fully described in Note 8 to the consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the six month period ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending March 31, 2009.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  The Company has determined that the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.8 million and $12.4 million for the three and six month periods ended September 30, 2008, respectively.  During the three and six month periods ended September 30, 2007, such costs were $6.6 million and $12.2 million, respectively.

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

Stock-based Compensation
The Company recognizes stock-based compensation in accordance with FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”).  Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  The Company recorded stock-based compensation charges of $948,000 and $1.6 million during the three and six month periods ended September 30, 2008, respectively.  During the three and six month periods ended September 30, 2007, the Company recorded stock-based compensation charges of $685,000 and $1.1 million, respectively.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both September 30, 2008 and March 31, 2008 approximates fair value due to the short-term nature of these instruments.  The carrying value of long-term debt at both September 30, 2008 and March 31, 2008 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of Statement No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Statement No. 159”).  Statement No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The implementation of Statement No. 159, effective April 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

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

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	September 30, 2008	March 31, 2008

Accounts receivable	$42,819	$44,918
Other receivables	1,668	1,378
	44,487	46,296
Less allowances for discounts, returns and uncollectible accounts	(1,993)	(2,077)

	$42,494	$44,219

3.	Inventories

Inventories consist of the following (in thousands):
	September 30, 2008	March 31, 2008

Packaging materials	$1,588	$2,463
Finished goods	23,784	27,233

	$25,372	$29,696

Inventories are shown net of allowances for obsolete and slow moving inventory of $777,000 and $1.4 million at September 30, 2008 and March 31, 2008, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	September 30, 2008	March 31, 2008

Machinery	$1,544	$1,516
Computer equipment	691	627
Furniture and fixtures	222	205
Leasehold improvements	344	344
	2,801	2,692

Accumulated depreciation	(1,517)	(1,259)

	$1,284	$1,433

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance – March 31, 2008	$233,615	$72,549	$2,751	$308,915

Period Activity	964	--	--	964

Balance – September 30, 2008	$234,579	$72,549	$2,751	$309,879

During the period ended September 30, 2008, the Company settled a purchase price adjustment in connection with the September 2006 acquisition of Wartner USA BV.

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance – March 31, 2008	$544,963	$139,503	$196	$684,662

Period Activity	--	--	--	--

Balance – September 30, 2008	$544,963	$139,503	$196	$684,662

Accumulated Amortization
Balance – March 31, 2008	$--	$37,838	$141	$37,979

Period Activity	--	5,233	22	5,255

Balance – September 30, 2008	$--	$43,071	$163	$43,234

At September 30, 2008, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending September 30
2009	$9,802
2010	9,073
2011	9,073
2012	9,073
2013	9,073
Thereafter	50,371

$96,465

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2008	March 31, 2008

Accrued marketing costs	$7,565	$4,136
Accrued payroll	2,190	2,845
Accrued commissions	429	464
Other	974	585

	$11,158	$8,030

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):	September 30, 2008	March 31, 2008

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at September 30, 2008, the interest rate on the Revolving Credit Facility was 5.5% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At September 30, 2008, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At September 30, 2008, the average interest rate on the Tranche B Term Loan Facility was 4.75%. Principal payments of $887,500 plus accrued interest are payable quarterly. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.	259,225	285,225

Senior Subordinated Notes that bear interest at 9.25% which is payable on April 15th and October 15th of each year.  The Senior Subordinated Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Subordinated Notes at redemption prices set forth in the indenture governing the Senior Subordinated Notes (the “Indenture”) prior thereto.  The Senior Subordinated Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.  Each of these guarantees is joint and several.  There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	385,225	411,225
Current portion of long-term debt	(3,550)	(3,550)

	$381,675	$407,675

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At September 30, 2008, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending September 30
2009	$3,550
2010	3,550
2011	252,125
2012	126,000

$385,225

9.	Fair Value Measurements

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

In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million, the terms of which were as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

The Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.

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

Based upon the above, the following fair value hierarchy was created:

Level 1 --	Quoted market prices for identical instruments in active markets,

Level 2 --	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 --	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows:

		Fair Value Measurements at September 30, 2008
(In Thousands) Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$775.0	$--	$775.0	$--

At September 30, 2008, the fair value of the interest rate swap of $775,000 was included in other assets, while at March 31, 2008, the fair value of $1.5 million was included in other current liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.

10.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through September 30, 2008.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2008	2007	2008	2007
Numerator
Net income	$8,522	$6,829	$16,303	$15,149

Denominator
Denominator for basic earnings per share – weighted average shares	49,924	49,710	49,902	49,686

Dilutive effect of unvested restricted common stock	113	336	134	356

Denominator for diluted earnings per share	50,037	50,046	50,036	50,042

Earnings per Common Share:
Basic	$0.17	$0.14	$0.33	$0.30

Diluted	$0.17	$0.14	$0.33	$0.30

At September 30, 2008, 226,000 shares of restricted stock issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 442,000 shares of restricted stock granted to management and employees, as well as 15,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at September 30, 2008, there were options to purchase 667,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

At September 30, 2007, 403,000 shares of restricted stock issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 378,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at September 30, 2007, there were options to purchase 255,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

12.	Share-Based Compensation

In connection with the Company’s initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“Plan”) which provides for the grant, to a maximum of 5.0 million shares, of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.

During the six month period ended September 30, 2008, the Company recorded stock-based compensation costs and related tax benefits of $1.6 million and $591,000, respectively, while during the six month period ended September 30, 2007, the Company recorded stock-based compensation costs and related tax benefits of $1.1 million and $418,000, respectively.

Restricted Shares
A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted shares granted under the Plan generally vest in 3 years, contingent on attainment of Company performance goals, including both revenue and earnings, or time vesting, as determined by the Compensation Committee of the Board of Directors.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the six month periods ended September 30, 2008 and 2007 were $10.85 and $12.52, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2007	294.4	$11.05
Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(23.2)	11.39
Nonvested at September 30, 2007	538.4	$11.88

Nonvested at March 31, 2008	484.7	$11.78
Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(128.0)	12.30
Nonvested at September 30, 2008	630.3	$11.27

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the six month periods ended September 30, 2008 and 2007 was $5.04 and $5.30, respectively.

	Six Month Period Ended September 30
	2008	2007
Expected volatility	43.3%	33.2%
Expected dividends	--	--
Expected term in years	6.0	6.0
Risk-free rate	3.2%	4.5%

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2007	--	$--	--	$--
Granted	255.1	12.86	10.0	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at September 30, 2007	255.1	$12.86	10.0	$--

Outstanding at March 31, 2008	253.5	12.86	9.2	$--
Granted	413.3	10.91	10.0	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at September 30, 2008	666.8	$11.65	9.3	$--

Exercisable at September 30, 2008	84.5	$12.86	8.7	$--

Stock Appreciation Rights (“SARS”)
During July 2006, the Board of Directors granted SARS to a group of selected executives; however, there were no SARS granted subsequent thereto.  The terms of the SARS provide that on the vesting date, the executive will receive the excess of the market price of the stock underlying the award over the market price of the stock underlying the award on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

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

A summary of SARS activity under the Plan is as follows:
SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2007	16.1	$9.97	2.0	$30.3
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at September 30, 2007	16.1	$9.97	1.50	$16.3

Outstanding at March 31, 2008	16.1	$9.97	1.0	$--
Granted	--	--	--	--
Forfeited or expired	(1.2)	9.97	0.25	--
Outstanding at September 30, 2008	14.9	$9.97	0.25	$--

Exercisable at September 30, 2008	--	$--	--	$--

At September 30, 2008, there was $6.1 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 2.75 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the six months ended September 30, 2008 and 2007 was $300,000 and $290,000, respectively.  There were no options exercised during the six month periods ended September 30, 2008 and 2007; hence, there were no tax benefits realized during these periods.  At September 30, 2008, there were 3.6 million shares available for issuance under the Plan.

13.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rates used in the calculation of income taxes were 37.9% for the three and six month periods ended September 30, 2008 and 38.0% for the three and six month periods ended September 30, 2007.

At September 30, 2008, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.4 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

14.	Commitments and Contingencies

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The following disclosure contains a description of pending legal proceedings that we deem to be material to the Company and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Securities Class Action Litigation

The Company and certain of its officers and directors are defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).  The first of the six consolidated cases was filed on August 3, 2005.  Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005.  Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  The District Court has appointed a Lead Plaintiff.  On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market.  Plaintiffs seek an unspecified amount of damages.  The Company filed a Motion to Dismiss the Consolidated Class Action Complaint in February 2006.  On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Exchange Act.

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

DenTek Oral Care, Inc. Litigation

In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s® NightGuardTM dental  protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. (“C.D.S.”) as additional defendants in the action against DenTek and added other claims to the previously filed complaint.  Ms. Kaplan and Mr. Duane were formerly employed by the Company and C.D.S. Associates, Inc. is a corporation controlled by Mr. Duane.  In the Second Amended Complaint, the Company has alleged patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a Motion for Preliminary Injunction with the Court in which the Company has asked the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Mr. Duane or Ms. Kaplan has had any involvement or provided any assistance to DenTek.  Discovery requests have been served by the parties and discovery is ongoing.

In November 2007, the defendants in the action each filed a Motion to Dismiss.  The Company filed responses to the Motions to Dismiss as well as Motions to Strike the Motions to Dismiss by DenTek and C.D.S.  The Court ordered the Company’s Motion for a Preliminary Injunction to be held in abeyance pending a determination of the Motions to Dismiss.

On September 30, 2008, the District Court Judge issued a ruling on the defendants’ Motions to Dismiss and the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and C.D.S.  In the ruling, the Court granted in part and denied in part the defendants’ Motions to Dismiss, with the following claims being dismissed without prejudice: (1) breach of the Proprietary Information and Inventions Agreement (“PIIA”) against Mr. Duane; (2) breach of the PIIA against Ms. Kaplan; (3) tortious interference with contractual relations against DenTek; (4) tortious interference with contractual relations against Mr. Duane; and (5) tortious interference with advantageous business relationship/economic advantage against all defendants.  The Court denied the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and C.D.S.  The following claims included in the Company’s Second Amended Complaint remain in the action: (1) patent, trademark and copyright infringement against DenTek; (2) unjust enrichment against DenTek; (3) violation of a New York consumer protection statute against DenTek; (4) breach of the consulting agreement against Mr. Duane; (5) breach of the PIIA against C.D.S.; (6) breach of the release against Ms. Kaplan and Mr. Duane; and (7) trade secret misappropriation against DenTek, Ms. Kaplan, Mr. Duane and C.D.S.

During October 2008, DenTek, Ms. Kaplan, Mr. Duane and C.D.S. filed Answers to the Second Amended Complaint.  In their Answers, each of DenTek, Mr. Duane and C.D.S. has alleged counterclaims against the Company.  DenTek’s counterclaims allege false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s® NightGuard™ Classic™ dental protector.  Mr. Duane’s counterclaim is a contractual indemnity claim seeking to recover attorneys’ fees pursuant to the release between Mr. Duane and Dental Concepts, LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc., plaintiff in the DenTek litigation and a wholly-owned subsidiary of Prestige Brands Holdings, Inc.  C.D.S.’s counterclaim alleges a breach of the consulting agreement between C.D.S. and Dental Concepts.  The Company’s management believes that the counterclaims are legally deficient and that it has meritorious defenses to the counterclaims.  The Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

In addition to the specific matters described above, the Company also is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending September 30,
2009	$483	$89	$572
2010	522	73	595
2011	542	41	583
2012	559	15	574
2013	577	--	577
Thereafter	646	--	646

	$3,329	$218	$3,547

Rent expense for the three and six month periods ended September 30, 2008 was $148,000 and $306,000, respectively, while rent expense for the three and six month periods ended September 30, 2007 was $145,000 and $298,000, respectively.

15.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and six month periods ended September 30, 2008, approximately 57.8% and 58.5%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and six month periods ended September 30, 2007 approximately 56.4% and 56.5%, respectively, of the Company’s total sales were derived from its four major brands.  During the three and six month periods ended September 30, 2008, approximately 24.5% and 25.7%, respectively, of the Company’s sales were made to one customer, while during the three and six month periods ended September 30, 2007, 22.8% and 23.8% of sales were to this customer. At September 30, 2008, approximately 21.1% of accounts receivable were owed by the same customer.

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

The Company has relationships with approximately 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 75% of the Company’s gross sales during the six month period ended September 30, 2008.  The Company does not have long-term contracts with three of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 20.0% of the Company’s gross sales for the six months ended September 30, 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.  In addition, the Company’s manufacturers could impose price increases that the Company is unable to pass through to its customers.  Such a price increase could adversely affect a product’s gross profit and ultimately the Company’s profitability.

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

The tables below summarize information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended September 30, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$50,318	$31,482	$5,569	$87,369
Other revenues	24	658	--	682

Total revenues	50,342	32,140	5,569	88,051
Cost of sales	17,567	20,937	3,288	41,792

Gross profit	32,775	11,203	2,281	46,259
Advertising and promotion	10,654	2,731	253	13,638

Contribution margin	$22,121	$8,472	$2,028	32,621
Other operating expenses				12,120

Operating income				20,501
Other (income) expense				6,779
Provision for income taxes				5,200

Net income				$8,522

	Six Months Ended September 30, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$89,564	$59,886	$10,835	$160,285
Other revenues	24	1,276	--	1,300

Total revenues	89,588	61,162	10,835	161,585
Cost of sales	30,775	38,860	6,429	76,064

Gross profit	58,813	22,302	4,406	85,521
Advertising and promotion	15,691	4,801	465	20,957

Contribution margin	$43,122	$17,501	$3,941	64,564
Other operating expenses				22,849

Operating income				41,715
Other (income) expense				15,462
Provision for income taxes				9,950

Net income				$16,303

	Three Months Ended September 30, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$50,003	$30,925	$5,912	$86,840
Other revenues	--	497	--	497

Total revenues	50,003	31,422	5,912	87,337
Cost of sales	19,688	19,587	3,495	42,770

Gross profit	30,315	11,835	2,417	44,567
Advertising and promotion	8,154	2,575	288	11,017

Contribution margin	$22,161	$9,260	$2,129	33,550
Other operating expenses				12,940

Operating income				20,610
Other (income) expense				9,595
Provision for income taxes				4,186

Net income				$6,829

	Six Months Ended September 30, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$92,429	$60,270	$12,182	$164,881
Other revenues	--	1,039	28	1,067

Total revenues	92,429	61,309	12,210	165,948
Cost of sales	35,074	37,980	7,038	80,092

Gross profit	57,355	23,329	5,172	85,856
Advertising and promotion	14,035	4,203	565	18,803

Contribution margin	$43,320	$19,126	$4,607	67,053
Other operating expenses				23,337

Operating income				43,716
Other (income) expense				19,282
Provision for income taxes				9,285

Net income				$15,149

During the three and six month periods ended September 30, 2008, approximately 97.0% and 96.4%, respectively, of the Company’s sales were made to customers in the United States and Canada while during the three and six month periods ended September 30, 2007, approximately 96.6% and 95.7%, respectively, of sales were made to customers in the U.S. and Canada.

At September 30, 2008, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Goodwill	$234,579	$72,549	$2,751	$309,879

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	83,440	2	13,023	96,465
	457,510	170,895	13,023	641,428

	$692,089	$243,444	$15,774	$951,307

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as well as those described in future reports filed with the SEC.  See also “Cautionary Statement Regarding Forward-Looking Statements” on page 42 of this Quarterly Report on Form 10-Q.

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

Three Month Period Ended September 30, 2008 compared to the
Three Month Period Ended September 30, 2007

Revenues
	2008 Revenues	%	2007 Revenues	%	Increase (Decrease)%

OTC Healthcare	$50,342	57.2	$50,003	57.2	$339	0.7
Household Cleaning	32,140	36.5	31,422	36.0	718	2.3
Personal Care	5,569	6.3	5,912	6.8	(343)	(5.8)

	$88,051	100.0	$87,337	100.0	$714	0.8

Revenues for the three month period ended September 30, 2008 were $88.1 million, an increase of $714,000, or 0.8%, versus the three month period ended September 30, 2007.  Revenues in both the Over-the-Counter Healthcare and Household Cleaning segments increased versus the comparable period.  Revenue in the Personal Care segment declined during the period.  Revenues from customers outside of the United States, which represent 9.1% of total revenues, were flat versus the comparable period of 2007.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased $339,000, or 0.7%, during 2008 versus 2007.  The launch of Allergen Block products, marketed under the ChlorasepticTM and Little AllergiesTM trademarks were the primary drivers of revenue growth during the period.  Allergen Block is a safe non-medicated product marketed to allergy suffers looking for an alternative to traditional allergy medicines.  In addition to Allergen Block, revenue increased on other products marketed under the Little Remedies® brand as a result of distribution gains and increased consumer consumption.  This increase more than offset the lost revenue from the voluntary recall of Little Remedies’ medicated pediatric products during the comparable period of 2007.  The revenue increases from Allergen Block and Little Remedies were partially offset by decreases from Murine® Earigate® and Dermoplast®.  The decrease in Murine Earigate revenue was a result of pipeline shipments when it was launched during the comparable period of 2007.  Murine Earigate consumer consumption, however, increased during the period versus the comparable period of 2007.  The decrease in revenue for Dermoplast was due to promotional activity on the institutional size item during the comparable period of 2007 that was not repeated in 2008.  In addition, the unit volume increase in consumption and a price increase for the Clear eyes brand were offset by price reductions taken on the cryogenic products included in the Compound W and Wartner brands.

Household Cleaning Segment
Revenues of the Household Cleaning segment increased $718,000, or 2.3%, during 2008 versus 2007.  Revenues for the Comet® brand increased during the period primarily as a result of Comet Mildew Spray Gel.  Comet’s revenue increase was partially offset by lower revenues for the other two brands in this segment – Spic and Span® and Chore Boy®.  The decline in Spic and Span’s revenue reflected a decline in consumer consumption in supermarket accounts while Chore Boy sales declined as a result of weaker consumer consumption and lower shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $343,000, or 5.8%, during 2008 versus 2007.  A revenue increase on Cutex® was more than offset by decreases in the other brands in the segment.  The increase in Cutex revenue was due to improving consumer consumption across most classes of trade, but particularly strong at our largest mass market customer.  The revenue declines in the other brands in the segment were in line with consumer consumption.

Gross Profit
	2008 Gross Profit	%	2007 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$32,775	65.1	$30,315	60.6	$2,460	8.1
Household Cleaning	11,203	34.9	11,835	37.7	(632)	(5.3)
Personal Care	2,281	41.0	2,417	40.9	(136)	(5.6)

	$46,259	52.5	$44,567	51.0	$1,692	3.8

Gross profit for the three month period ended September 30, 2008 increased $1.7 million, or 3.8%, versus the three month period ended September 30, 2007.  As a percent of total revenue, gross profit increased from 51.0% in 2007 to 52.5% in 2008.  The increase in gross profit as a percent of revenues was primarily due to the absence of costs related to the voluntary recall of Little Remedies medicated pediatric products during the comparable period of 2007 and favorable sales mix.  In addition, selling price increases implemented at the end of last fiscal year and our cost reduction program helped offset commodity cost increases.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $2.5 million, or 8.1%, during 2008 versus 2007.  As a percent of Over-the-Counter Healthcare revenue, gross profit increased from 60.6% during 2007 to 65.1% during 2008.  The increase in gross profit as a percent of revenues was primarily due to the absence of costs related to the voluntary recall of Little Remedies medicated pediatric products during the comparable period of 2007, favorable sales mix and selling price increases on select items.  The favorable sales mix is due to the sales of Allergen Block which has a higher gross profit percentage than the segment’s average.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $632,000, or 5.3%, during 2008 versus 2007. As a percent of Household Cleaning revenue, gross profit decreased from 37.7% during 2007 to 34.9% during 2008. The decrease in gross profit percentage was a result of higher product and distribution costs related to Comet and Spic and Span.

Personal Care Segment
Gross profit for the Personal Care segment decreased $136,000, or 5.6%, during 2008 versus 2007.  As a percent of Personal Care revenue, gross profit increased from 40.9% during 2007 to 41.0% during 2008.  The increase in gross profit percentage was primarily a result of Cutex product cost savings and a decrease in product returns.

Contribution Margin
	2008 Contribution Margin	%	2007 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$22,121	43.9	$22,161	44.3	$(40)	(0.2)
Household Cleaning	8,472	26.4	9,260	29.5	(788)	(8.5)
Personal Care	2,028	36.4	2,129	36.0	(101)	(4.7)

	$32,621	37.0	$33,550	38.4	$(929)	(2.8)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the three month period ended September 30, 2008 decreased $929,000, or 2.8%, versus the three month period ended September 30, 2007.  The contribution margin decrease was the result of the changes in sales and gross profit as previously discussed, partially offset by a $2.6 million, or a 23.8%, increase in advertising and promotional spending.  The advertising and promotional spending increase was attributable to introductory media support behind the launch of Allergen Block in the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment decreased $40,000, or 0.2%, during 2008 versus 2007.  The contribution margin decrease was the result of an increase in sales and gross profit as previously discussed, offset with an increase in advertising and promotional spending of $2.5 million, or 30.7%.  The advertising and promotional spending increase was primarily attributable to introductory television media support behind the launch of Allergen Block.  In addition to Allergen Block, advertising and promotional spending increased behind Clear eyes® and Compound W® during the period.  These increases in spending were partially offset by a decrease in television media support behind The Doctor’s NightGuard dental protector.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $788,000, or 8.5%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in sales and gross profit as previously discussed, and an increase in advertising and promotional spending of $156,000 or 6.1% over the comparable period of 2007.  The increase was the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $101,000, or 4.7%, during 2008 versus 2007.  The contribution margin decrease was primarily the result of the sales and gross profit decrease previously discussed slightly offset by a modest decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $9.4 million for the three month period ended September 30, 2008 versus $10.2 million for the three month period ended September 30, 2007.  The decrease in G&A is primarily related to a reduction in legal expenses.  The decrease in legal expenses is due to the absence of the Orasure arbitration settlement costs in 2008 versus 2007 and a decrease in legal costs related to the defense of certain intellectual property.

Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $2.8 million for both three month periods ended September 30, 2008 and 2007.

Interest Expense
Net interest expense was $6.8 million during the three month period ended September 30, 2008 versus $9.6 million during the three month period ended September 30, 2007.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 8.7% for 2007 to 6.9% for 2008 while the average indebtedness decreased from $437.8 million during 2007 to $392.6 million during 2008.

Income Taxes
The provision for income taxes during the three month period ended September 30, 2008 was $5.2 million versus $4.2 million during the three month period ended September 30, 2007.  The effective income tax rates were 37.9% and 38.0% for 2008 and 2007, respectively.

Six Month Period Ended September 30, 2008 compared to the
Six Month Period Ended September 30, 2007

Revenues
	2008 Revenues	%	2007 Revenues	%	Increase (Decrease)%

OTC Healthcare	$89,588	55.4	$92,429	55.7	$(2,841)	(3.1)
Household Cleaning	61,162	37.9	61,309	36.9	(147)	(0.2)
Personal Care	10,835	6.7	12,210	7.4	(1,375)	(11.3)

	$161,585	100.0	$165,948	100.0	$(4,363)	(2.6)

Revenues for the six month period ended September 30, 2008 were $161.6 million, a decrease of $4.4 million, or 2.6%, versus the six month period ended September 30, 2007.  Revenues decreased across all reporting segments during the period.  Revenues from customers outside of the United States, which represent 10.2% of total revenues, also decreased 3.4% in 2008 versus the comparable period of 2007.  The decrease in international revenues was attributed to our actions, initiated in June 2007, to eliminate shipments to specific customers outside North America that were diverting product back to the U.S. market.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment decreased $2.8 million, or 3.1%, during 2008 versus 2007.  Revenue from the launch of the new Allergen Block products, marketed under the Chloraseptic and Little Allergies trademarks, and revenue increases for Clear eyes and Little Remedies were more than offset by revenue decreases on our wart care brands, as well as the Dermoplast and The Doctor’s brands.  Allergen Block is a new innovative non-medicated allergy product targeted toward allergy sufferers looking for an alternative to medicated products.  Clear eyes revenue increased as a result of unit volume increases in consumption and a price increase taken in March 2008.  The Little Remedies revenue increase was a result of distribution gains and increased consumer consumption of non-medicated pediatric products.  Revenues for the wart care brands, Compound W and Wartner, decreased primarily due to a price reduction taken on the cryogenic products.  This pricing reduction, along with a down-sizing of Compound W Freeze-off, was in response to improving the value proposition to consumers and consistent with price reductions taken by a major competitor in the category.  Dermoplast revenue decreased due to a promotion of the institutional size item in 2007 that was not repeated in 2008.  Increased competition in the bruxism category resulted in lower sales of The Doctor’s NightGuard dental protector.

Household Cleaning Segment
Revenues of the Household Cleaning segment decreased $147,000, or 0.2%, during 2008 versus 2007.  Revenues of the Comet brand increased during the period primarily as a result of Comet Mildew Spray Gel.  Comet’s revenue increase was partially offset by lower revenues for the other two brands in this segment – Spic and Span and Chore Boy.  The decline in Spic and Span’s revenue reflected a decline in consumer consumption while Chore Boy sales declined as a result of weaker consumption and lower shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $1.4 million, or 11.3%, during 2008 versus 2007.  All major brands in this segment experienced revenue declines during the period.  The decrease in revenues for Cutex, Prell and Denorex was in line with consumption.

Gross Profit
	2008 Gross Profit	%	2007 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$58,813	65.6	$57,355	62.1	$1,458	2.5
Household Cleaning	22,302	36.5	23,329	38.1	(1,027)	(4.4)
Personal Care	4,406	40.7	5,172	42.4	(766)	(14.8)

	$85,521	52.9	$85,856	51.7	$(335)	(0.4)

Gross profit for the six month period ended September 30, 2008 decreased $335,000, or 0.4%, versus the six month period ended September 30, 2007.  As a percent of total revenue, gross profit increased from 51.7% in 2007 to 52.9% in 2008.  The increase in gross profit as a percent of revenues was the result of favorable product mix, absence of costs related to the voluntary recall of pediatric cough/cold products, price increases taken on select items and the benefits of our cost reduction program started last year, partially offset by an increase in promotional allowances.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $1.5 million, or 2.5%, during 2008 versus 2007.  As a percent of Over-the-Counter Healthcare revenue, gross profit increased from 62.1% during 2007 to 65.6% during 2008.  The increase in gross profit as a percent of revenues was the result of favorable product mix toward higher gross margin brands, selling price increases implemented at the end of March 2008, absence of costs related to the Little Remedies voluntary recall of medicated pediatric cough/cold products and cost reductions.  The favorable mix is primarily related to the launch of Allergen Block which has a higher gross profit percentage than the segment average.  Compound W Freeze-off experienced the most significant cost savings as a result of the migration of production to a new supplier.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.0 million, or 4.4%, during 2008 versus 2007. As a percent of Household Cleaning revenue, gross profit decreased from 38.1% during 2007 to 36.5% during 2008.  The slight decrease in gross profit percentage was a result of higher product and transportation costs related to Comet and Spic and Span.

Personal Care Segment
Gross profit for the Personal Care segment decreased $766,000, or 14.8%, during 2008 versus 2007.  As a percent of Personal Care revenue, gross profit decreased from 42.4% during 2007 to 40.7% during 2008.  The decrease in gross profit percentage was due to increased inventory obsolescence costs related to Cutex incurred during the quarter ended June 30, 2008.

Contribution Margin
	2008 Contribution Margin	%	2007 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$43,122	48.1	$43,320	46.9	$(198)	(0.5)
Household Cleaning	17,501	28.6	19,126	31.2	(1,625)	(8.5)
Personal Care	3,941	36.4	4,607	37.7	(666)	(14.5)

	$64,564	40.0	$67,053	40.4	$(2,489)	(3.7)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the six month period ended September 30, 2008 decreased $2.5 million, or 3.7%, versus the six month period ended September 30, 2007.  The contribution margin decrease was the result of the changes in sales and gross profit as previously discussed, and a $2.2 million, or 11.5%, increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to introductory media support behind the launch of Allergen Block in the Over-the-Counter Healthcare segment, as well as an increase in media support in the Household Cleaning segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment decreased $198,000, or 0.5%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in sales and an increase in gross profit as previously discussed, as well as an increase in advertising and promotional spending of $1.7 million, or 11.8%.  An increase in television media support behind launch of Allergen Block and Murine Earigate was offset by a decrease in media support of The Doctor’s NightGuard dental protector.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.6 million, or 8.5%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in sales and gross profit as previously discussed, and an increase in advertising and promotional spending of $598,000 or 14.2%.  The increase was the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $666,000, or 14.2%, during 2008 versus 2007.  The contribution margin decrease was primarily the result of the sales and gross profit decrease previously discussed, slightly offset by a modest decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $17.3 million for the six month period ended September 30, 2008 versus $17.8 million for the six month period ended September 30, 2007.  The decease in G&A is primarily related to a decrease in legal expenses.  The decrease in legal expenses is due to the absence of the Orasure arbitration settlement costs in 2008 versus 2007 and a decrease in legal costs related to the defense of certain intellectual property.

Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $5.5 million for both six month periods ended September 30, 2008 and 2007.

Interest Expense
Net interest expense was $15.5 million during the six month period ended September 30, 2008 versus $19.3 million during the six month period ended September 30, 2007.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 8.8% for 2007 to 7.7% for 2008 while the average indebtedness decreased from $437.7 million during 2007 to $399.4 million during 2008.

Income Taxes
The provision for income taxes during the six month period ended September 30, 2008 was $9.9 million versus $9.3 million during the six month period ended September 30, 2007.  The effective income tax rates were 37.9% and 38.0% for 2008 and 2007, respectively.

Liquidity and Capital Resources

Liquidity
We have financed our operations with a combination of borrowings and funds generated from operations.  Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.

	Six Months Ended September 30
(In thousands)	2008	2007
Cash provided by (used for):
Operating Activities	$36,676	$21,492
Investing Activities	(4,109)	(210)
Financing Activities	(26,015)	(26,241)

Operating Activities
Net cash provided by operating activities was $36.7 million for the six month period ended September 30, 2008 compared to $21.5 million for the six month period ended September 30, 2007.  The $15.2 million increase in cash provided by operating activities was primarily the result of a decrease in the components of working capital, primarily accounts receivable.  Accounts receivable decreased $1.7 million from March 2008 to September 2008 versus a $11.3 million increase from March 2007 to September 2007.  The increase in accounts receivable at September 30, 2007 resulted from promotional incentives granted to customers in advance of the cough/cold season that were not repeated in 2008.

Investing Activities
Net cash used for investing activities was $4.1 million for the six month period ended September 30, 2008 compared to $210,000 for the six month period ended September 30, 2007.  During the six month period ended September 30, 3008, cash used for investing activities was primarily for the settlement of a purchase price adjustment associated with the Wartner USA BV acquisition in 2006.  During the six month period ended September 30, 2007, net cash used for investing activities was for the acquisition of machinery, computers and office equipment.

Financing Activities
Net cash used for financing activities was $26.0 million for the six month period ended September 30, 2008 compared to $26.2 million for the six month period ended September 30, 2007.  During the six month period ended September 30, 2008, the Company repaid $24.2 million of the Tranche B Term Loan Facility in excess of required amortization payments with cash generated from operations.  This reduced our outstanding indebtedness to $385.2 million from $411.2 million at March 31, 2008.

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

Capital Resources

At September 30, 2008, we had an aggregate of $385.2 million of outstanding indebtedness, which consisted of the following:

•	$259.2 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At September 30, 2008, an aggregate of $259.2 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 4.75%.

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

In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million, the terms of which were as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or current liabilities at the balance sheet date.  At September 30, 2008, the fair value of the interest rate swap of $775,000 was included in other assets, while at March 31, 2008 the fair value of $1.5 million was included in other current liabilities.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.25 to 1.0 for the quarter ended September 30, 2008, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended September 30, 2008, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended September

30, 2008, and for each quarter thereafter until the quarter ending March 31, 2011.

At September 30, 2008, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

At September 30, 2008, we had $60.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities; however, this facility expires in April 2009.  Additionally, we have $259.2 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We are obligated to make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.  Our ability to borrow an additional $200.0 million pursuant to our Senior Credit Facility under the Tranche B Term Loan Facility expired during the three month period ended June 30, 2008.

As a result of the current economic environment and the state of the credit markets, the Company will enhance its liquidity position and use the cash flow generated from operations to build its cash reserves.  Management estimates that cash reserves of approximately $30.0 million will be sufficient to provide adequate liquidity, allowing the Company to meet its current and future obligations as they come due.  As a consequence of this action, management expects to make only modest repayments against outstanding indebtedness through March 31, 2009.  However, once the cash reserve objective is realized, management intends to resume debt repayments at levels in excess of those required by the Tranche B Term Loan Facility.  While management intends to replace these credit facilities during the ensuing year, the uncertainties of the credit markets could impede our ability to do so.  Consequently, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

Revenue Recognition
We comply with the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that the transfer of the risk of loss generally occurs when product is received by the customer, and, accordingly recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2008 was $18.8 million, we participated in 4,800 promotional campaigns, resulting in an average cost of $3,000 per campaign.  Of such amount, only 663 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2008, our sales and operating income would have been adversely affected by approximately $1.9 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six month periods ended September 30, 2008, our sales and operating would have been adversely affected by approximately $581,000 and $1.1 million, respectively.  Net income would have been adversely affected by approximately $1.2 million during the year ended March 31, 2008 and approximately $361,000 and $683,000 for the three and six month periods ended September 30, 2008, respectively.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2008, we had 29 coupon events.  The amount recorded against revenue for these events during the year was $2.1 million, of which $1.9 million was redeemed during the year.  During the six month period ended September 30, 2008, we had 17 coupon events.  The amount recorded against revenue for the events during the three month period ended September 30, 2008 was $541,000, of which $353,000 was redeemed during the period, while during the six month period ended September 30, 2008, the amount recorded against revenue was $827,000 of which $682,000 was redeemed during the period.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2008, 2007 and 2006, returns represented 4.6%, 3.7% and 3.5%, respectively, of gross sales.  While the returns rate increased 0.9% from 2007 to 2008, such amount, exclusive of the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007, would have been 4.1%.  At September 30, 2008 and March 31, 2008, the allowance for sales returns was $1.6 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years, our actual product return rate has stayed within a range of 4.6% to 3.5% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2008 by approximately $380,000 and net income by approximately $236,000.  An increase of 0.1% of our estimated returns rate as a percentage of gross sales during the three and six month periods ended September 30, 2008 would have adversely affected our reported sales and operating income by approximately $102,000 and $190,000, respectively, while net income would have been adversely affected by approximately $63,000 and $118,000, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At September 30, 2008 and March 31, 2008, the allowance for obsolete and slow moving inventory represented 2.9% and 4.6%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $1.4 million for the year ended March 31, 2008, while for the three and six month periods ended September 30, 2008 the Company recorded obsolescence costs of $481,000 and $442,000, respectively.  During the three month period ended June 30, 2008, the Company recorded a credit of $39,000 due to the discounted sale of certain short-dated inventory.  A 1.0% increase in our allowance for obsolescence at March 31, 2008 would have adversely affected our reported operating income and net income for the year ended March 31, 2008 by approximately $311,000 and $193,000, respectively.  Similarly, a 1.0% increase in our allowance for obsolescence at September 30, 2008 would have adversely affected our reported operating income and net income for the three and six month periods ended September 30, 2008 by approximately $261,000 and $162,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.1% of accounts receivable at September 30, 2008 and March 31, 2008.  Bad debt expense for the year ended March 31, 2008 was $124,000, while during the three and six month periods ended September 30, 2008 the Company recorded bad debt expense of $42,000 and $47,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales for the year ended March 31, 2008 would have resulted in a decrease in reported operating income of approximately $325,000, and a decrease in our reported net income of approximately $202,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and six month periods ended September 30, 2008 would have resulted in a decrease in reported operating income of approximately $88,000 and $162,000, respectively, and a decrease in our reported net income of approximately $55,000 and $101,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $951.3 million and $955.6 million at September 30, 2008 and March 31, 2008, respectively.  At September 30, 2008, goodwill and intangible assets were apportioned among our three operating segments as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$234,579	$72,549	$2,751	$309,879

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	83,440	2	13,023	96,465
	457,510	170,895	13,023	641,428

	$692,089	$243,444	$15,774	$951,307

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

●	Brand History
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

●	Market Position
Consumer products that rank number one or two in their respective market generally have greater name recognition and are known as quality product offerings, which warrant a higher valuation and longer life than products that lag in the marketplace.

●	Recent and Projected Sales Growth
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

●	History of and Potential for Product Extensions
Consideration also is given to the product innovation that has occurred during the brand’s history and the potential for continued product innovation that will determine the brand’s future.  Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”).  Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually; more frequently if conditions indicate that the carrying value of the assets may be impaired or not recoverable.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested annually for impairment.

Finite-Lived Intangible Assets
In addition to the annual test for impairment, management performs a quarterly review to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.  In connection with this analysis, management:

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

Indefinite-Lived Intangible Assets
In a manner similar to finite-lived intangible assets, on a quarterly basis management analyzes current events and circumstances to determine whether the indefinite life classification for a trademark or trade name continues to be valid.  Should circumstance warrant a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $1.1 million and $655,000 during the years ended March 31, 2008 and 2007, respectively.  However, during the year ended March 31, 2008, management was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively, because the Company determined that it would not meet the performance goals associated with such grants of restricted stock.  The Company recorded non-cash compensation expense of $948,000 and $1.6 million during the three and six month periods ended September 30, 2008, respectively, and non-cash compensation of $685,000 and $1.1 million during the three and six month periods ended September 30, 2007, respectively.

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

Recent Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of Statement No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Statement No. 159”).  Statement No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The implementation of Statement No. 159, effective April 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to GAAP.  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on February 12, 2008, the FASB deferred the effective date of Statement No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The Company is currently evaluating the impact that the application of Statement No. 157 will have on its consolidated financial statements as it relates to the non-financial assets and liabilities.

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

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of our senior secured financing, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2008, we had variable rate debt of approximately $259.2 million related to our Tranche B Term Loan.

In an effort to protect the Company from the adverse impact that rising interest rates would have on our variable rate debt, we have entered into various interest rate cap agreements to hedge this exposure.  In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million the terms of which were as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve month period ending September 30, 2009 of approximately $2.6 million.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $200,000 for the twelve month period ending September 30, 2009.  The fair value of the interest rate swap agreement was $775,000 at September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended September 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DenTek Oral Care, Inc. Litigation

On September 30, 2008, the District Court Judge issued a ruling on the defendants’ Motions to Dismiss and the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and C.D.S.  In the ruling, the Court granted in part and denied in part the defendants’ Motions to Dismiss, with the following claims being dismissed without prejudice: (1) breach of the Proprietary Information and Inventions Agreement (“PIIA”) against Mr. Duane; (2) breach of the PIIA against Ms. Kaplan; (3) tortious interference with contractual relations against DenTek; (4) tortious interference with contractual relations against Mr. Duane; and (5) tortious interference with advantageous business relationship/economic advantage against all defendants.  The Court denied the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and C.D.S.  The following claims included in the Company’s Second Amended Complaint remain in the action: (1) patent, trademark and copyright infringement against DenTek; (2) unjust enrichment against DenTek; (3) violation of a New York consumer protection statute against DenTek; (4) breach of the consulting agreement against Mr. Duane; (5) breach of the PIIA against C.D.S.; (6) breach of the release against Ms. Kaplan and Mr. Duane; and (7) trade secret misappropriation against DenTek, Ms. Kaplan, Mr. Duane and C.D.S.

During October 2008, DenTek, Ms. Kaplan, Mr. Duane and C.D.S. filed Answers to the Second Amended Complaint.  In their Answers, each of DenTek, Mr. Duane and C.D.S. has alleged counterclaims against the Company.  DenTek’s counterclaims allege false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s® NightGuard™ Classic™ dental protector.  Mr. Duane’s counterclaim is a contractual indemnity claim seeking to recover attorneys’ fees pursuant to the release between Mr. Duane and Dental Concepts, LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc., plaintiff in the DenTek litigation and a wholly-owned subsidiary of Prestige Brands Holdings, Inc.  C.D.S.’s counterclaim alleges a breach of the consulting agreement between C.D.S. and Dental Concepts.  The Company’s management believes that the counterclaims are legally deficient and that it has meritorious defenses to the counterclaims.  The Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

In addition to the specific matters described above, the Company also is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition, results from operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended September 30, 2008, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Company Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/08 – 7/31/08	18,689	$0.24	--	--
8/1/08 – 8/31/08	--	--	--	--
9/1/08 – 9/30/08	--	--	--	--

Total	18,689	$0.24	--	--

Note:
Activity consists of one (1) transaction whereby the Company exercised its separation repurchase option set forth in a securities purchase agreement between the Company and a former employee.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual Meeting of Stockholders was held on August 5, 2008 (the “Annual Meeting”).  Proxies for the Annual Meeting were solicited in accordance with the Exchange Act to elect directors to serve until the 2009 Annual Meeting of Stockholders or until their earlier removal or resignation and to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending March 31, 2009.  The following nominees were elected to the Company’s Board of Directors to serve until the 2009 Annual Meeting of Stockholders or until their respective successors have been elected and qualified, or until their earlier death, resignation or retirement.  The voting information for each elected nominee is set forth below:

	For	Withheld

Mark Pettie	46,752,360	1,060,326

L. Dick Buell	47,234,226	578,460

John E. Byom	47,591,214	221,472

Gary E. Costley	47,137,106	675,580

David A. Donnini	47,105,978	706,708

Ronald Gordon	47,234,405	578,281

Vincent J. Hemmer	47,274,868	537,818

Patrick Lonergan	47,591,215	221,471

Peter C. Mann	47,274,712	537,974

Raymond P. Silcock	47,229,905	582,781

The votes for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the audit of the Company’s financial statements for the fiscal year ending March 31, 2009 were as follows:

For	Against	Withheld

47,798,431	13,878	337

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date:	November 10, 2008	By:	/s/ PETER J. ANDERSON
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