Form 10-Q
period 2008-12-31
Prestige Brands Holdings, Inc.
filed 2009-02-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes ☐     No ☒

As of February 3, 2009, there were 49,936,277 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have utilized the ® and TM symbols the first time each trademark or trade name appears in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2008	2007	2008	2007
Revenues
Net sales	$79,657	$79,644	$239,942	$244,525
Other revenues	621	578	1,921	1,645
Total revenues	80,278	80,222	241,863	246,170

Cost of Sales
Costs of sales	37,817	38,783	113,881	118,875
Gross profit	42,461	41,439	127,982	127,295

Operating Expenses
Advertising and promotion	11,428	9,572	32,385	28,375
General and administrative	8,311	6,209	25,647	24,039
Depreciation and amortization	2,760	2,753	8,273	8,260
Total operating expenses	22,499	18,534	66,305	60,674

Operating income	19,962	22,905	61,677	66,621

Other (income) expense
Interest income	(14)	(164)	(143)	(524)
Interest expense	7,065	9,490	22,656	29,132
Total other (income) expense	7,051	9,326	22,513	28,608

Income before income taxes	12,911	13,579	39,164	38,013

Provision for income taxes	4,893	5,160	14,843	14,445
Net income	$8,018	$8,419	$24,321	$23,568

Basic earnings per share	$0.16	$0.17	$0.49	$0.47

Diluted earnings per share	$0.16	$0.17	$0.49	$0.47

Weighted average shares outstanding: Basic	49,960	49,799	49,921	49,744
Diluted	50,040	50,035	50,038	50,040

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	December 31, 2008	March 31, 2008
Current assets
Cash and cash equivalents	$27,934	$6,078
Accounts receivable	34,631	44,219
Inventories	28,751	29,696
Deferred income tax assets	3,515	3,066
Prepaid expenses and other current assets	2,843	2,316
Total current assets	97,674	85,375

Property and equipment	1,437	1,433
Goodwill	309,879	308,915
Intangible assets	638,803	646,683
Other long-term assets	5,139	6,750

Total Assets	$1,052,932	$1,049,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,393	$20,539
Accrued interest payable	2,455	5,772
Other accrued liabilities	13,207	8,030
Current portion of long-term debt	3,550	3,550
Total current liabilities	37,605	37,891

Long-term debt	380,788	407,675
Other long-term liabilities	--	2,377
Deferred income tax liabilities	129,575	122,140

Total Liabilities	547,968	570,083

Commitments and Contingencies – Note 14

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares	501	501
Additional paid-in capital	382,612	380,364
Treasury stock, at cost – 124 shares and 59 shares at December 31 and March 31, 2008, respectively	(63)	(47)
Accumulated other comprehensive income (loss)	(1,661)	(999)
Retained earnings	123,575	99,254
Total stockholders’ equity	504,964	479,073

Total Liabilities and Stockholders’ Equity	$1,052,932	$1,049,156
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Nine Months Ended December 31, 2008
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

Stock-based compensation	--	--	2,248	--	--	--	--	2,248

Purchase of common stock for treasury	--	--	--	65	(16)	--	--	(16)

Components of comprehensive income:
Net income	--	--	--	--	--	--	24,321	24,321

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	--	--	--	--	--	53	--	53

Unrealized loss on interest rate caps, net of income tax benefit of $439	--	--	--	--	--	(715)	--	(715)
Total comprehensive income	--	--	--	--	--	--	--	23,659

Balances – December 31, 2008	50,060	$501	$382,612	124	$(63)	$(1,661)	$123,575	$504,964

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31
(In thousands)	2008	2007
Operating Activities
Net income	$24,321	$23,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,273	8,260
Deferred income taxes	7,393	7,366
Amortization of deferred financing costs	1,696	2,283
Stock-based compensation	2,248	758
Changes in operating assets and liabilities
Accounts receivable	9,588	(3,810)
Inventories	945	(486)
Prepaid expenses and other current assets	(527)	(66)
Accounts payable	(2,450)	(795)
Accrued liabilities	1,860	(1,772)
Net cash provided by operating activities	53,347	35,306

Investing Activities
Purchases of equipment	(397)	(364)
Business acquisition purchase price adjustments	(4,191)	(16)
Net cash used for investing activities	(4,588)	(380)

Financing Activities
Repayment of long-term debt	(26,887)	(37,125)
Purchase of common stock for treasury	(16)	(5)
Net cash used for financing activities	(26,903)	(37,130)

Increase (Decrease) in cash	21,856	(2,204)
Cash - beginning of period	6,078	13,758

Cash - end of period	$27,934	$11,554

Interest paid	$24,276	$29,828
Income taxes paid	$7,251	$6,911

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the nine month period ended December 31, 2008 are not necessarily indicative of results that may be expected for the year ending March 31, 2009.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.1 million and $18.5 million for the three and nine month periods ended December 31, 2008, respectively.  During the three and nine month periods ended December 31, 2007, such costs were $5.9 million and $18.2 million, respectively.

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

FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribed a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.  The adoption of FIN 48, effective April 1, 2007, did not result in a cumulative effect adjustment to the opening balance of retained earnings or adjustment to any of the components of assets, liabilities or equity in the consolidated balance sheet.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at both December 31, 2008 and March 31, 2008 approximates fair value due to the short-term nature of these instruments.  The carrying value of long-term debt at both December 31, 2008 and March 31, 2008 approximates fair value based on interest rates for instruments with similar terms and maturities.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

2.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	December 31, 2008	March 31, 2008

Accounts receivable	$35,108	$44,918
Other receivables	1,245	1,378
	36,353	46,296
Less allowances for discounts, returns and uncollectible accounts	(1,722)	(2,077)

	$34,631	$44,219

3.	Inventories

Inventories consist of the following (in thousands):
	December 31, 2008	March 31, 2008

Packaging materials	$1,764	$2,463
Finished goods	26,987	27,233

	$28,751	$29,696

Inventories are shown net of allowances for obsolete and slow moving inventory of $962,000 and $1.4 million at December 31, 2008 and March 31, 2008, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31, 2008	March 31, 2008

Machinery	$1,544	$1,516
Computer equipment	949	627
Furniture and fixtures	239	205
Leasehold improvements	357	344
	3,089	2,692

Accumulated depreciation	(1,652)	(1,259)

	$1,437	$1,433

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance – March 31, 2008	$233,615	$72,549	$2,751	$308,915

Period Activity	964	--	--	964

Balance – December 31, 2008	$234,579	$72,549	$2,751	$309,879

During the period ended December 31, 2008, the Company settled a purchase price adjustment in connection with the September 2006 acquisition of Wartner USA BV.

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance – March 31, 2008	$544,963	$139,503	$196	$684,662

Period Activity	--	--	--	--

Balance – December 31, 2008	$544,963	$139,503	$196	$684,662

Accumulated Amortization
Balance – March 31, 2008	$--	$37,838	$141	$37,979

Period Activity	--	7,847	33	7,880

Balance – December 31, 2008	$--	$45,685	$174	$45,859

At December 31, 2008, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending December 31
2009	$9,445
2010	9,073
2011	9,073
2012	9,073
2013	9,073
Thereafter	48,103

$93,840

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2008	March 31, 2008

Accrued marketing costs	$8,916	$4,136
Accrued payroll	2,110	2,845
Accrued commissions	472	464
Other	1,709	585

	$13,207	$8,030

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):	December 31, 2008	March 31, 2008

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009 and is available for maximum borrowings of up to $60.0 million.  The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin.  The variable margins range from 0.75% to 2.50% and at December 31, 2008, the interest rate on the Revolving Credit Facility was 4.25% per annum.  The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility.  At December 31, 2008, the commitment fee was 0.50% of the unused line.  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$--

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At December 31, 2008, the average interest rate on the Tranche B Term Loan Facility was 2.71%. Principal payments of $887,500 plus accrued interest are payable quarterly. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.	258,338	285,225

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
	126,000	126,000

	384,338	411,225
Current portion of long-term debt	(3,550)	(3,550)

	$380,788	$407,675

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Senior Credit Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At December 31, 2008, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending December 31
2009	$3,550
2010	3,550
2011	251,238
2012	126,000

$384,338

9.	Fair Value Measurements

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

Based upon the above, the following fair value hierarchy was created:

Level 1 --	Quoted market prices for identical instruments in active markets,

Level 2 --	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 --	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows:

		Fair Value Measurements at December 31, 2008
(In Thousands) Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$2,700.0	$--	$2,700.0	$--

At December 31, 2008 and March 31, 2008 the fair values of the interest rate swap were $2.7 million and $1.5 million, respectively.  Such amounts were included in other current liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.

10.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through December 31, 2008.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2008	2007	2008	2007
Numerator
Net income	$8,018	$8,419	$24,321	$23,568

Denominator
Denominator for basic earnings per share – weighted average shares	49,960	49,799	49,921	49,744

Dilutive effect of common stock equivalents	80	236	117	296

Denominator for diluted earnings per share	50,040	50,035	50,038	50,040

Earnings per Common Share:
Basic	$0.16	$0.17	$0.49	$0.47

Diluted	$0.16	$0.17	$0.49	$0.47

At December 31, 2008, 195,000 shares of restricted stock issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 437,000 shares of restricted stock granted to management and employees, as well as 15,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at December 31, 2008, there were options to purchase 663,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

At December 31, 2007, 358,000 shares of restricted stock issued to management and employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 378,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at December 31, 2008, there were options to purchase 255,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

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

The Company recorded stock-based compensation charges of $671,000 and $2.2 million during the three and nine month periods ended December 31, 2008, respectively.  During the three month period ended December 31, 2007, the Company recorded a net stock-based compensation credit of $387,000, while during the nine month period ended December 31, 2007, the Company recorded net stock-based compensation costs of $758,000.  At December 31, 2007, management determined that the Company would not meet the performance goals associated with the grants of restricted stock to management and employees in October 2005 and July 2006.  In accordance with Statement No. 123(R), management reversed previously recorded stock-based compensation costs of $538,000 and $394,000 related to the October 2005 and July 2006 grants, respectively.

Restricted Shares
A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted shares granted under the Plan generally vest in 3 years, contingent on attainment of Company performance goals, including both revenue and earnings, or time vesting, as determined by the Compensation Committee of the Board of Directors.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the nine month periods ended December 31, 2008 and 2007 were $10.85 and $12.52, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted- Average Grant-Date Fair Value

Nonvested at March 31, 2007	294.4	$11.05
Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(23.2)	11.39
Nonvested at December 31, 2007	538.4	$11.88

Nonvested at March 31, 2008	484.7	$11.78
Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(138.1)	12.24
Nonvested at December 31, 2008	620.2	$11.26

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the nine month periods ended December 31, 2008 and 2007 was $5.04 and $5.30, respectively.

	Nine Month Period Ended December 31
	2008	2007
Expected volatility	43.3%	33.2%
Expected dividends	--	--
Expected term in years	6.0	6.0
Risk-free rate	3.2%	4.5%

A summary of option activity under the Plan is as follows:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2007	--	$--	--	$--
Granted	255.1	12.86	10.0	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at December 31, 2007	255.1	$12.86	10.0	$--

Outstanding at March 31, 2008	253.5	12.86	9.2	$--
Granted	413.3	10.91	9.4	--
Exercised	--	--	--	--
Forfeited or expired	(4.1)	11.83	9.1	--
Outstanding at December 31, 2008	662.7	$11.65	9.0	$--

Exercisable at December 31, 2008	83.9	$12.86	8.4	$--

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

A summary of SARS activity under the Plan is as follows:
SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2007	16.1	$9.97	2.0	$30.3
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at December 31, 2007	16.1	$9.97	1.50	$16.3

Outstanding at March 31, 2008	16.1	$9.97	1.0	$--
Granted	--	--	--	--
Forfeited or expired	(1.2)	9.97	0.25	--
Outstanding at December 31, 2008	14.9	$9.97	0.25	$--

Exercisable at December 31, 2008	--	$--	--	$--

At December 31, 2008, there was $5.2 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 2.50 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the nine months ended December 31, 2008 and 2007 was $300,000 and $290,000, respectively.  There were no options exercised during the nine month periods ended December 31, 2008 and 2007; hence, there were no tax benefits realized during these periods.  At December 31, 2008, there were 3.6 million shares available for issuance under the Plan.

13.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rates used in the calculation of income taxes were 37.9% for the three and nine month periods ended December 31, 2008 and 38.0% for the three and nine month periods ended December 31, 2007.

At December 31, 2008, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.4 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

14.	Commitments and Contingencies

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.  The following disclosure contains a description of pending legal proceedings which we deem to be material to the Company.

Securities Class Action Litigation

The Company and certain of its officers and directors are defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).  The first of the six consolidated cases was filed on August 3, 2005.  Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005 pursuant or traceable to the Company's initial public offfering.  Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  The District Court has appointed a Lead Plaintiff.  On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.  The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market.  Plaintiffs seek an unspecified amount of damages.  The Company filed a Motion to Dismiss the Consolidated Class Action Complaint in February 2006.  On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934.

On June 1, 2007, a hearing before the Court was held regarding Plaintiffs’ pending motion for class certification in the Consolidated Action.  On September 4, 2007, the Court issued an Order certifying a class consisting of all persons who purchased the common stock of the Company between February 9, 2005 through November 15, 2005 pursuant or traceable to the Company’s initial public offering.

On January 16, 2009, after unsuccessful mediation discussions, the Court ordered that notice of the pending class action lawsuit be sent to all persons who purchased the Company’s common stock between February 9, 2005 and November 15, 2005 pursuant or traceable to the Company’s initial public offering.  The parties are in the process of finalizing the proposed notice.  The Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

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

On September 30, 2008, the District Court Judge issued an Opinion and Order regarding the pending Motions to Dismiss made by DenTek, Ms. Kaplan, Mr. Duane and C.D.S. and the Company’s Motions to Dismiss and Motions to Strike the Motions to Dismiss filed by DenTek and C.D.S.  In the Opinion and Order, the Court granted defendants’ Motions to Dismiss in part and denied in part.  The following claims included in the Second Amended Complaint remain in the action: (1) patent, trademark and copyright infringement against DenTek; (2) unjust enrichment against DenTek; (3) violation of a New York consumer protection statute against DenTek; (4) breach of consulting agreement against Mr. Duane; (5) breach of the PIIA against C.D.S.; (6) breach of release against Ms. Kaplan and Mr. Duane; (7) civil conspiracy against DenTek, Ms. Kaplan, Mr. Duane and C.D.S.; and (8) trade secret misappropriation against DenTek, Ms. Kaplan, Mr. Duane and C.D.S.

In their Answer to the Second Amended Complaint, each of DenTek, Mr. Duane and C.D.S. has alleged counterclaims against the Company.  DenTek’s counterclaims are comprised of false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s® NightGuard™ Classic™ dental protector.  Mr. Duane’s counterclaim is for a contractual indemnity to recover attorneys’ fees pursuant to the release between Mr. Duane and Dental Concepts, LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc., plaintiff in the DenTek litigation and a wholly-owned subsidiary of Prestige Brands Holdings, Inc. C.D.S.’s counterclaim is for a breach of the consulting agreement between C.D.S. and Dental Concepts.

In November 2008, in response to the counterclaims filed against the Company by DenTek, Mr. Duane and C.D.S., the Company filed a Motion to Dismiss and Strike the counterclaims made by DenTek, which motion is currently pending before the Court.  The Company is also continuing with its discovery efforts for the remaining causes of action.  The Company’s management believes that the counterclaims are legally deficient and that it has meritorious defenses to the counterclaims, to the extent such counterclaims are not dismissed and/or stricken.  The Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending December 31,
2009	$679	$82	$761
2010	523	63	586
2011	553	40	593
2012	571	5	576
2013	590	--	590
Thereafter	248	--	248

	$3,164	$190	$3,354

Rent expense for the three and nine month periods ended December 31, 2008 was $155,000 and $461,000, respectively, while rent expense for the three and nine month periods ended December 31, 2007 was $150,000 and $448,000, respectively.

15.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and nine month periods ended December 31, 2008, approximately 59.4%

and 58.8%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and nine month periods ended December 31, 2007 approximately 60.7% and 57.8%, respectively, of the Company’s total sales were derived from its four major brands.  During the three and nine month periods ended December 31, 2008, approximately 26.7% and 26.0%, respectively, of the Company’s sales were made to one customer, while during the three and nine month periods ended December 31, 2007, 23.4% and 23.6% of sales were to this customer. At December 31, 2008, approximately 24.0% of accounts receivable were owed by the same customer.

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

The Company has relationships with approximately 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 75% of the Company’s gross sales during the nine month period ended December 31, 2008.  The Company does not have long-term contracts with three of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 20.0% of the Company’s gross sales for the nine months ended December 31, 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.  In addition, the Company’s manufacturers could impose price increases that the Company is unable to pass through to its customers.  Such a price increase could adversely affect a product’s gross profit and ultimately the Company’s profitability.

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

The tables below summarize information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended December 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$47,526	$27,586	$4,545	$79,657
Other revenues	69	552	--	621

Total revenues	47,595	28,138	4,545	80,278
Cost of sales	16,892	18,253	2,672	37,817

Gross profit	30,703	9,885	1,873	42,461
Advertising and promotion	9,459	1,794	175	11,428

Contribution margin	$21,244	$8,091	$1,698	31,033
Other operating expenses				11,071

Operating income				19,962
Other (income) expense				7,051
Provision for income taxes				4,893

Net income				$8,018

	Nine Months Ended December 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$137,090	$87,472	$15,380	$239,942
Other revenues	93	1,828	--	1,921

Total revenues	137,183	89,300	15,380	241,863
Cost of sales	47,667	57,113	9,101	113,881

Gross profit	89,516	32,187	6,279	127,982
Advertising and promotion	25,150	6,595	640	32,385

Contribution margin	$64,366	$25,592	$5,639	95,597
Other operating expenses				33,920

Operating income				61,677
Other (income) expense				22,513
Provision for income taxes				14,843

Net income				$24,321

	Three Months Ended December 31, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$45,015	$29,568	$5,061	$79,644
Other revenues	51	527	--	578

Total revenues	45,066	30,095	5,061	80,222
Cost of sales	16,994	18,332	3,457	38,783

Gross profit	28,072	11,763	1,604	41,439
Advertising and promotion	7,045	2,271	256	9,572

Contribution margin	$21,027	$9,492	$1,348	31,867
Other operating expenses				8,962

Operating income				22,905
Other (income) expense				9,326
Provision for income taxes				5,160

Net income				$8,419

	Nine Months Ended December 31, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Net sales	$137,444	$89,838	$17,243	$244,525
Other revenues	51	1,566	28	1,645

Total revenues	137,495	91,404	17,271	246,170
Cost of sales	52,068	56,312	10,495	118,875

Gross profit	85,427	35,092	6,776	127,295
Advertising and promotion	21,080	6,474	821	28,375

Contribution margin	$64,347	$28,618	$5,955	98,920
Other operating expenses				32,299

Operating income				66,621
Other (income) expense				28,608
Provision for income taxes				14,445

Net income				$23,568

During the three and nine month periods ended December 31, 2008, approximately 96.2% and 96.4%, respectively, of the Company’s sales were made to customers in the United States and Canada while during the three and nine month periods ended December 31, 2007, approximately 96.8% and 96.0%, respectively, of sales were made to customers in the U.S. and Canada.

At December 31, 2008, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Goodwill	$234,579	$72,549	$2,751	$309,879

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	81,546	--	12,294	93,840
	455,616	170,893	12,294	638,803

	$690,195	$243,442	$15,045	$948,682

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Month Period Ended December 31, 2008 compared to the
Three Month Period Ended December 31, 2007

Revenues
	2008 Revenues	%	2007 Revenues	%	Increase (Decrease)%

OTC Healthcare	$47,595	59.2	$45,066	56.2	$2,529	5.6
Household Cleaning	28,138	35.1	30,095	37.5	(1,957)	(6.5)
Personal Care	4,545	5.7	5,061	6.3	(516)	(10.2)

	$80,278	100.0	$80,222	100.0	$56	0.1

Revenues for the three month period ended December 31, 2008 were $80.3 million, an increase of $56,000, or 0.1%, versus the three month period ended December 31, 2007.  Revenues in the Over-the-Counter Healthcare segment increased during the period, but were mostly offset by revenue decreases in the Household Cleaning and Personal Care segments versus the comparable period of 2007.  Revenues in the United States increased by 1.3% versus the comparable period of 2007 while revenues from customers outside of the United States (“International”), which represent 9.0% of total revenues, decreased 11% versus the comparable period of 2007.  The declines in International revenues were due to unfavorable foreign currency exchange rates.  Excluding the impact of currency rate fluctuations, International revenues increased 7.5% versus the comparable period of 2007.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased $2.5 million, or 5.6%, during 2008 versus 2007.  Revenue increases for Chloraseptic, Little Remedies, Dermoplast, New SkinTM and the new Allergen Block products, marketed under the ChlorasepticTM and Little AllergiesTM trademarks, were the primary drivers of revenue growth during the period.  Allergen Block is a safe, non-medicated product marketed to allergy sufferers looking for an alternative to traditional allergy medicines.  The Chloraseptic revenue increase was the result of the new Chloraseptic Max sore throat lozenge and spray items.  The Little Remedies’ revenue increase was due to the introduction of the Saline Nasal Mist spray, as well as to distribution gains and strong consumer consumption behind its non-medicated products.  The revenue increases for Dermoplast and New Skin were the result of promotional shipments during the period.  These revenue increases were partially offset by decreases for Murine® Earigate® and our wart care brands, Compound W and Wartner.  The decrease in Murine Earigate revenue was due to lower consumer consumption during the period while revenue decreases in the wart care brands resulted primarily from price reductions taken on the cryogenic products consistent with actions taken by competitors in the category.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $2.0 million, or 6.5%, during 2008 versus 2007.  Revenues for all three brands in this segment, Comet, Spic and Span and Chore Boy, decreased.

Personal Care Segment
Revenues of the Personal Care segment declined $516,000, or 10.2%, during 2008 versus 2007.  A revenue increase by Cutex® was offset by decreases in the other brands in the segment.  The increase in Cutex revenue was due to improving consumer consumption across most classes of trade, with particularly strong consumption at our largest mass market customer.  The revenue declines in the other brands in the segment were in line with consumer consumption.

Gross Profit
	2008 Gross Profit	%	2007 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$30,703	64.5	$28,072	62.3	$2,631	9.4
Household Cleaning	9,885	35.1	11,763	39.1	(1,878)	(16.0)
Personal Care	1,873	41.2	1,604	31.7	269	16.8

	$42,461	52.9	$41,439	51.7	$1,022	2.5

Gross profit for the three month period ended December 31, 2008 increased $1.0 million, or 2.5%, versus the three month period ended December 31, 2007.  As a percent of total revenue, gross profit increased from 51.7% in 2007 to 52.9% in 2008.  The increase in gross profit as a percent of revenues was primarily due to the favorable sales mix, selling price increases implemented at the end of last fiscal year and the continuing success of our cost reduction program, partially offset by commodity cost increases and unfavorable foreign currency exchange rates.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $2.6 million, or 9.4%, during 2008 versus 2007.  As a percent of Over-the-Counter Healthcare revenue, gross profit increased from 62.3% during 2007 to 64.5% during 2008.  The increase in gross profit as a percent of revenues was primarily due to favorable sales mix and selling price increases on select items taken at the end of last fiscal year.  The favorable sales mix is due to the sales of Allergen Block which has a higher gross profit percentage than the segment’s average.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.9 million, or 16.0%, during 2008 versus 2007. As a percent of Household Cleaning revenue, gross profit decreased from 39.1% during 2007 to 35.1% during 2008. The decrease in gross profit percentage was a result of higher product and distribution costs related to

Comet and Spic and Span, partially offset by lower commodity costs associated with the Chore Boy copper scrubber product line.

Personal Care Segment
Gross profit for the Personal Care segment increased $269,000, or 16.8%, during 2008 versus 2007.  As a percent of Personal Care revenue, gross profit increased from 31.7% during 2007 to 41.2% during 2008.  The increase in gross profit percentage was due to cost savings achieved relative to Cutex and Prell brands, as well as the absence of obsolete inventory costs.  The 2007 period included obsolescence costs related to the discontinuation of certain Cutex items.

Contribution Margin
	2008 Contribution Margin	%	2007 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$21,244	44.6	$21,027	46.7	$217	1.0
Household Cleaning	8,091	28.8	9,492	31.5	(1,401)	(14.8)
Personal Care	1,698	37.4	1,348	26.6	350	26.0

	$31,033	38.7	$31,867	39.7	$(834)	(2.6)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the three month period ended December 31, 2008 decreased $834,000, or 2.6%, versus the three month period ended December 31, 2007.  The contribution margin decrease was the result of the changes in sales and gross profit as previously discussed, offset by a $1.9 million, or a 19.4%, increase in advertising and promotional spending.  The advertising and promotional spending increase was attributable to introductory media support behind the launch of Allergen Block in the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $217,000, or 1.0%, during 2008 versus 2007.  The contribution margin increase was the result of an increase in sales and gross profit as previously discussed, offset by an increase in advertising and promotional spending of $2.4 million, or 34.3%.  The advertising and promotional spending increase was primarily attributable to introductory television media support behind the launch of Allergen Block.  This increase was partially offset with lower media support behind the base Chloraseptic sore throat items.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.4 million, or 14.8%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in sales and gross profit as previously discussed, partially offset with a decrease in advertising and promotional spending of $477,000 or 21.0% over 2007.

Personal Care Segment
Contribution margin for the Personal Care segment increased $350,000, or 26.0%, during 2008 versus 2007.  The contribution margin increase was primarily the result of the gross profit increase previously discussed combined with a modest decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $8.3 million for the three month period ended December 31, 2008 versus $6.2 million for the three month period ended December 31, 2007.  The $2.1 million increase in G&A is related to higher stock-based compensation costs, unfavorable currency translation costs, as well as increases in other compensation costs.  The increase in stock-based compensation, which accounts for more than half of the total G&A increase, was related to the reversal in 2007 of compensation costs resulting from the failure to achieve certain performance targets associated with the earlier grants of restricted stock.  The currency translation costs are related to strengthening of the Canadian dollar against the United States dollar.

Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $2.8 million for both three month periods ended December 31, 2008 and 2007.

Interest Expense
Net interest expense was $7.1 million during the three month period ended December 31, 2008 versus $9.3 million during the three month period ended December 31, 2007.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 8.6% for 2007 to 7.4% for 2008 while the average indebtedness decreased from $433.5 million during 2007 to $384.9 million during 2008.

Income Taxes
The provision for income taxes during the three month period ended December 31, 2008 was $4.9 million versus $5.2 million during the three month period ended December 31, 2007.  The effective income tax rates were 37.9% and 38.0% for 2008 and 2007, respectively.

Nine Month Period Ended December 31, 2008 compared to the
Nine Month Period Ended December 31, 2007

Revenues
	2008 Revenues	%	2007 Revenues	%	Increase (Decrease)%

OTC Healthcare	$137,183	56.7	$137,495	55.9	$(312)	(0.2)
Household Cleaning	89,300	36.9	91,404	37.1	(2,104)	(2.3)
Personal Care	15,380	6.4	17,271	7.0	(1,891)	(10.9)

	$241,863	100.0	$246,170	100.0	$(4,307)	(1.7)

Revenues for the nine month period ended December 31, 2008 were $241.9 million, a decrease of $4.3 million, or 1.7%, versus the nine month period ended December 31, 2007.  Revenues decreased across all reporting segments during the period.  Revenues in the United States increased 1.3% while revenues from customers outside of the United States (“International”), which represent 9.8% of total revenues, decreased 5.8% in 2008 versus 2007.  The decreases in international revenues were attributed to unfavorable foreign currency exchange rates and the elimination of shipments to specific customers outside North America that were diverting product back to the U.S. market.  Excluding the impact of foreign currency losses, International revenues decreased by 1.5%.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment decreased $312,000, or 0.2%, during 2008 versus 2007.  Revenue from the launch of the new Allergen Block products, marketed under the Chloraseptic and Little Allergies trademarks, and revenue increases for Clear eyes, Chloraseptic and Little Remedies were more than offset by revenue decreases on our wart care brands, as well as the Murine Ear and The Doctor’s brands.  Allergen Block is a new, innovative and non-medicated allergy product targeted toward allergy sufferers looking for an alternative to medicated products.  Clear eyes revenue increased as a result of increased consumer consumption while Little Remedies revenue increased as a result of the introduction of the Saline Nasal Mist spray, as well as distribution gains and increased consumer consumption of its non-medicated pediatric products.  Revenues for the wart care brands, Compound W and Wartner, decreased primarily due to a price reduction taken on the cryogenic products.  This pricing reduction, along with a down-sizing of Compound W Freeze-off, was in response to price reductions taken by a major competitor in the category.  Murine Ear’s revenue decreased as a result of slowing consumer consumption.  Increased competition in the bruxism category resulted in lower sales of The Doctor’s NightGuard dental protector.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $2.1 million, or 2.3%, during 2008 versus 2007.  Revenues for the Comet brand increased during the period primarily as a result of increased sales of Comet Mildew Spray Gel.  Comet’s revenue increase was offset by lower revenues from the other two brands in this segment – Spic and Span and Chore Boy.  The decline in Spic and Span’s revenue reflected a decline in consumer consumption while Chore Boy sales declined as a result of weaker consumption and lower shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $1.9 million, or 10.9%, during 2008 versus 2007.  All major brands in this segment experienced revenue declines during the period.  The decrease in revenues for Cutex, Prell and Denorex were all in line with consumption.

Gross Profit
	2008 Gross Profit	%	2007 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$89,516	65.3	$85,427	62.1	$4,089	4.8
Household Cleaning	32,187	36.0	35,092	38.4	(2,905)	(8.3)
Personal Care	6,279	40.8	6,776	39.2	(497)	(7.3)

	$127,982	52.9	$127,295	51.7	$687	0.5

Gross profit for the nine month period ended December 31, 2008 increased $687,000, or 0.5%, versus the nine month period ended December 31, 2007.  As a percent of total revenue, gross profit increased from 51.7% in 2007 to 52.9% in 2008.  The increase in gross profit as a percent of revenues was the result of favorable sales mix, the absence of costs related to the voluntary recall of pediatric cough/cold products, price increases taken on select items, and the benefits of our cost reduction program that was initiated in 2007, partially offset by an increase in promotional allowances and unfavorable foreign currency exchange rates.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $4.1 million, or 4.8%, during 2008 versus 2007.  As a percent of Over-the-Counter Healthcare revenue, gross profit increased from 62.1% during 2007 to 65.3% during 2008.  The increase in gross profit as a percent of revenues was the result of favorable sales mix toward higher gross margin brands, selling price increases implemented at the end of March 2008, the absence of costs related to the 2007 Little Remedies voluntary recall of medicated pediatric cough/cold products and cost reductions, partially offset by higher promotional allowances.  The favorable mix is primarily related to the launch of Allergen Block which has a higher gross profit percentage than the segment average.  Compound W Freeze-off experienced the most significant cost savings as a result of the migration of production to a new supplier.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $2.9 million, or 8.3%, during 2008 versus 2007. As a percent of Household Cleaning revenue, gross profit decreased from 38.4% during 2007 to 36.0% during 2008.  The decrease in gross profit percentage was a result of higher product and transportation costs related to Comet and Spic and Span.

Personal Care Segment
Gross profit for the Personal Care segment decreased $497,000, or 7.3%, during 2008 versus 2007.  As a percent of Personal Care revenue, gross profit increased from 39.2% during 2007 to 40.8% during 2008.  The increase in gross profit percentage was due to cost savings achieved relative to the Cutex and Prell product lines, as well as, lower inventory obsolescence costs related to Cutex.

Contribution Margin
	2008 Contribution Margin	%	2007 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$64,366	46.9	$64,347	46.8	$19	0.0
Household Cleaning	25,592	28.7	28,618	31.3	(3,026)	(10.6)
Personal Care	5,639	36.7	5,955	34.5	(316)	(5.3)

	$95,597	39.5	$98,920	40.2	$(3,323)	(3.4)

Contribution margin, defined as gross profit less advertising and promotional expenses, for the nine month period ended December 31, 2008 decreased $3.3 million, or 3.4%, versus the nine month period ended December 31, 2007.  The contribution margin decrease was the result of the increase in gross profit as previously discussed, offset by a $4.1 million, or 14.1%, increase in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to introductory media support behind the launch of the two new Allergen Block products in the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment was essentially flat during 2008 versus 2007.  The flat contribution margin was the result of the increase in gross profit as previously discussed, offset by an increase in advertising and promotional spending of $4.0 million, or 19.3%.  An increase in television media support behind the launch of Allergen Block and Murine Earigate was offset by a decrease in media support for The Doctor’s NightGuard dental protector and Chloraseptic sore throat products.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $3.0 million, or 10.6%, during 2008 versus 2007.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase in advertising and promotional spending of $121,000 or 14.2%.  The increase was the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $316,000, or 5.3%, during 2008 versus 2007.  The contribution margin decrease was primarily the result of the gross profit decrease previously discussed, slightly offset by a modest decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $25.6 million for the nine month period ended December 31, 2008 versus $24.0 million for the nine month period ended December 31, 2007.  The increase in G&A is primarily related to an increase in stock-based compensation costs and unfavorable currency translation costs, partially offset by a decrease in legal expenses.  The increase in stock-based compensation was related to the reversal in 2007 of compensation costs resulting from the failure to achieve certain performance targets associated with the earlier grants of restricted stock.  The increase in currency translation costs resulted from the strengthening of the Canadian dollar against the United States dollar.  The decrease in legal expenses is due to the absence of the arbitration settlement costs in 2008 versus 2007 and a decrease in legal costs related to the defense of certain intellectual property.

Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $8.3 million for both nine month periods ended December 31, 2008 and 2007.

Interest Expense
Net interest expense was $22.5 million during the nine month period ended December 31, 2008 versus $28.6 million during the nine month period ended December 31, 2007.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 8.6% for 2007 to 7.6% for 2008 while the average indebtedness decreased from $443.2 million during 2007 to $394.6 million during 2008.

Income Taxes
The provision for income taxes during the nine month period ended December 31, 2008 was $14.9 million versus $14.4 million during the nine month period ended December 31, 2007.  The effective income tax rates were 37.9% and 38.0% for 2008 and 2007, respectively.

Liquidity and Capital Resources

Liquidity
We have financed our operations with a combination of borrowings and funds generated from operations.  Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.

	Nine Months Ended December 31
(In thousands)	2008	2007
Cash provided by (used for):
Operating Activities	$53,347	$35,306
Investing Activities	(4,588)	(380)
Financing Activities	(26,903)	(37,130)

Operating Activities
Net cash provided by operating activities was $53.3 million for the nine month period ended December 31, 2008 compared to $35.3 million for the nine month period ended December 31, 2007.  The $18.0 million increase in cash provided by operating activities was primarily the result of a decrease in the components of working capital, primarily accounts receivable.  Accounts receivable decreased $9.6 million from March 2008 to December 2008 versus a $3.8 million increase from March 2007 to December 2007.  The increase in accounts receivable at December 31, 2007 resulted from promotional incentives granted to customers during the quarter ended September 30, 2007 in advance of the cough/cold season that were not repeated in 2008.

Investing Activities
Net cash used for investing activities was $4.6 million for the nine month period ended December 31, 2008 compared to $380,000 for the nine month period ended December 31, 2007.  During the nine month period ended December 31, 2008, cash used for investing activities was primarily for the settlement of a purchase price adjustment associated with the Wartner USA BV acquisition in 2006.  During the nine month period ended December 31, 2007, net cash used for investing activities was for the acquisition of machinery, computers and office equipment.

Financing Activities
Net cash used for financing activities was $26.9 million for the nine month period ended December 31, 2008 compared to $37.1 million for the nine month period ended December 31, 2007.  During the nine month period ended December 31, 2008, the Company repaid $24.2 million of the Tranche B Term Loan Facility in excess of required amortization payments with cash generated from operations.  This reduced our outstanding indebtedness to $384.3 million from $411.2 million at March 31, 2008.

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

Capital Resources

At December 31, 2008, we had an aggregate of $384.3 million of outstanding indebtedness, which consisted of the following:

•	$258.3 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At December 31, 2008, an aggregate of $258.3 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 2.71%.

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

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or current liabilities at the balance sheet date.  At December 31, 2008 and March 31, 2008 the fair values of the interest rate swap were $2.7 million and $1.5 million, respectively.  Such amounts were included in other current liabilities.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.25 to 1.0 for the quarter ended December 31, 2008, decreasing over time to 3.75 to 1.0 for the quarter ending December 31, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended December 31, 2008, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended December

31, 2008, and for each quarter thereafter until the quarter ending March 31, 2011.

At December 31, 2008, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

At December 31, 2008, we had $60.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities; however, this facility expires in April 2009.  Additionally, we have $258.3 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We are obligated to make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.  Our ability to borrow an additional $200.0 million pursuant to our Senior Credit Facility under the Tranche B Term Loan Facility expired during the three month period ended June 30, 2008.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2008 was $18.8 million, we participated in 4,800 promotional campaigns, resulting in an average cost of $3,000 per campaign.  Of such amount, only 663 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2008, our sales and operating income would have been adversely affected by approximately $1.9 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine month periods ended December 31, 2008, our sales and operating would have been adversely affected by approximately $590,000 and $1.7 million, respectively.  Net income would have been adversely affected by approximately $1.2 million during the year ended March 31, 2008 and approximately $366,000 and $1.1 million for the three and nine month periods ended December 31, 2008, respectively.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2008, we had 29 coupon events.  The amount recorded against revenue for these events during the year was $2.1 million, of which $1.9 million was redeemed during the year.  During the nine month period ended December 31, 2008, we had 14 coupon events.  The amount recorded against revenue for the events during the three month period ended December 31, 2008 was $828,000, of which $724,000 was redeemed during the period, while during the nine month period ended December 31, 2008, the amount recorded against revenue was $1.1 million of which $1.0 million was redeemed during the period.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2008, 2007 and 2006, returns represented 4.6%, 3.7% and 3.5%, respectively, of gross sales.  While the returns rate increased 0.9% from 2007 to 2008, such amount, exclusive of the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007, would have been 4.1%.  At December 31, 2008 and March 31, 2008, the allowance for sales returns was $1.6 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years, our actual product return rate has stayed within a range of 4.6% to 3.5% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2008 by approximately $380,000 and net income by approximately $236,000.  An increase of 0.1% of our estimated returns rate as a percentage of gross sales during the three and nine month periods ended December 31, 2008 would have adversely affected our reported sales and operating income by approximately $93,000 and $283,000, respectively, while net income would have been adversely affected by approximately $58,000 and $176,000, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At December 31, 2008 and March 31, 2008, the allowance for obsolete and slow moving inventory represented 3.2% and 4.6%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $1.4 million for the year ended March 31, 2008, while for the three and nine month periods ended December 31, 2008 the Company recorded obsolescence costs of $295,000 and $738,000, respectively.  A 1.0% increase in our allowance for obsolescence at March 31, 2008 would have adversely affected our reported operating income and net income for the year ended March 31, 2008 by approximately $311,000 and $193,000, respectively.  Similarly, a 1.0% increase in our allowance for obsolescence at December 31, 2008 would have adversely affected our reported operating income and net income for the three and nine month periods ended December 31, 2008 by approximately $297,000 and $185,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.3% and 0.1% of accounts receivable at December 31, 2008 and March 31, 2008, respectively.  Bad debt expense for the year ended March 31, 2008 was $124,000, while during the three and nine month periods ended December 31, 2008 the Company recorded bad debt expense of $42,000 and $89,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales for the year ended March 31, 2008 would have resulted in a decrease in reported operating income of approximately $325,000, and a decrease in our reported net income of approximately $202,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and nine month periods ended December 31, 2008 would have resulted in a decrease in reported operating income of approximately $80,000 and $242,000, respectively, and a decrease in our reported net income of approximately $50,000 and $150,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $948.7 million and $955.6 million at December 31, 2008 and March 31, 2008, respectively.  At December 31, 2008, goodwill and intangible assets were apportioned among our three operating segments as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$234,579	$72,549	$2,751	$309,879

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	81,546	--	12,294	93,840
	455,616	170,893	12,294	638,803

	$690,195	$243,442	$15,045	$948,682

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”).  Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually; more frequently if conditions indicate that the carrying value of the assets may be impaired.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested annually for impairment.

Finite-Lived Intangible Assets
In addition to the annual test for impairment, management performs a quarterly review to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.  In connection with this analysis, management:

•	Reviews period-to-period sales and profitability by brand,
•	Analyzes industry trends and projects brand growth rates,
•	Reviews annual sales forecasts,
•	Evaluates advertising effectiveness,
•	Analyzes gross margins,
•	Reviews contractual benefits or limitations,
•	Monitors competitors’ advertising spend and product innovation,
•	Prepares projections to measure brand viability over the estimated useful life of the intangible asset, and
•	Considers the regulatory environment, as well as industry litigation.

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

On an annual basis, management also tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value.  Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value.  Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $1.1 million and $655,000 during the years ended March 31, 2008 and 2007, respectively.  However, during the year ended March 31, 2008, management was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively, because the Company determined that it would not meet the performance goals associated with such grants of restricted stock.  The Company recorded non-cash compensation expense of $671,000 and $2.2 million during the three and nine month periods ended December 31, 2008, respectively.  During the three month period ended December 31, 2007, the Company recorded a net stock-based compensation credit of $387,000, while during the nine month period ended December 31, 2007, the Company recorded net stock-based compensation costs of $758,000.  At December 31, 2007, management determined that the Company would not meet the performance goals associated with the grants of restricted stock to management and employees in October 2005 and July 2006.  In accordance with Statement No. 123(R), management reversed previously recorded stock-based compensation costs of $538,000 and $394,000 related to the October 2005 and July 2006 grants, respectively.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”) to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R) requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R) is effective for business combinations consummated by the Company on or after

April 1, 2009.  The impact of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of our senior secured financing, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2008, we had variable rate debt of approximately $258.3 million related to our Tranche B Term Loan.

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

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The fair value of the interest rate swap agreement of $2.7 million was included in current liabilities at December 31, 2008. The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve month period ending December 31, 2009 of approximately $3.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended December 31, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.  The following disclosure contains recent developments in our pending legal proceedings which we deem to be material to the Company and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, each of which is incorporated herein by reference.

Securities Class Action Litigation

On January 16, 2009, after unsuccessful mediation, the Court ordered that notice of the pending class action lawsuit be sent to all persons who purchased the Company’s common stock between February 9, 2005 and November 15, 2005 pursuant or traceable to the Company’s initial public offering.  The parties are in the process of finalizing the proposed notice.  The Company’s management continues to believe that the remaining claims in the case are legally deficient and that it has meritorious defenses to the claims that remain.  The Company intends to vigorously defend against the claims remaining in the case; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

DenTek Oral Care, Inc. Litigation

In November 2008, in response to the counterclaims filed against the Company by DenTek Oral Care, Inc. ("DenTek"), Raymond Duane and C.D.S. Associates, Inc. (collectively, the defendants in the action brought by the Company), the Company filed a Motion to Dismiss and Strike the counterclaims made by DenTek, which motion is currently pending before the Court.  The Company is also continuing with its discovery efforts for the remaining causes of action.  The Company’s management believes that the counterclaims are legally deficient and that it has meritorious defenses to the counterclaims, to the extent such counterclaims are not dismissed and/or stricken.  The Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

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

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2008, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Company Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08 – 10/31/08	4,488	$0.29	--	--
11/1/08 – 11/30/08	--	--	--	--
12/1/08 – 12/31/08	--	--	--	--

Total	4,488	$0.29	--	--

Note:
Activity consists of two (2) transactions whereby the Company exercised its separation repurchase options set forth in the securities purchase agreements between the Company and two (2) former employees.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date: February 9, 2009	By:	/s/ PETER J. ANDERSON
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