Form 10-K
period 2009-03-31
Prestige Brands Holdings, Inc.
filed 2009-06-15
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended March 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-1297589 (I.R.S. Employer Identification No.)
90 North Broadway Irvington, New York 10533 (914) 524-6810

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2008 was $333.3 million.

As of June 1, 2009, the Registrant had 49,936,277 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) presently scheduled for August 4, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Table of Contents

Part I.

ITEM 1.	BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and its subsidiaries.  Similarly, reference to a year (e.g. “2009”) refers to our fiscal year ended March 31 of that year.

We sell well-recognized, brand name over-the-counter healthcare, household cleaning and personal care products in a global marketplace.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage to compete in these categories and, as a result, grow our sales and profits.  Our ultimate success is dependent on our ability to:

•	Develop effective sales, advertising and marketing programs,
•	Grow our existing product lines,
•	Develop innovative new products,
•	Acquire new brands,
•	Respond to the technological advances and product introductions of our competitors, and
•	Develop a larger presence in international markets.

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 94.5%, 94.3% and 94.1% of our net revenues for 2009, 2008 and 2007, respectively.
Major Brands	Market Position (1)	Market Segment (2)	Market Share (3) (%)	ACV(4) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	38.9	95
Clear Eyes®	#2	Eye Allergy/Redness Relief	16.4	89
Compound W®	#2	Wart Removal	30.7	90
Wartner®	#3	Wart Removal	8.2	56
The Doctor’s® NightGuard™	#1	Bruxism (Teeth Grinding)	43.1	46
The Doctor’s® Brushpicks®	#2	Interdental Picks	20.1	64
Little Remedies®	#5	Pediatric Healthcare	3.1	84
Murine®	#1	Personal Ear Care	20.8	86
New-Skin®	#1	Liquid Bandages	44.5	42
Dermoplast®	#2	Pain Relief Sprays	14.6	47

Household Cleaning:
Comet®	#2	Abrasive Tub and Tile Cleaner	31.4	99
Chore Boy®	#1	Soap Free Metal Scrubbers	28.3	37
Spic and Span®	#6	Dilutable All Purpose Cleaner	2.7	49

Personal Care:
Cutex®	#1	Nail Polish Remover	25.2	78
Denorex®	#5	Medicated Shampoo	1.3	42

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

We have developed our brand portfolio through the acquisition of strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners.  Consequently, they did not benefit from the focus of senior level personnel or strong marketing support.  We also believe that the brands we have purchased from smaller private companies were constrained by the limited financial resources of their prior owners.  After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network.  We pursue this growth through increased advertising and promotion, new sales and marketing strategies, improved packaging and formulations and innovative new products.  Our business, business model and the following competitive strengths and growth strategy, however, face various risks that are described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

(2)	“Market segment” has been defined by the Company based on its product offerings and the categories in which it competes.
(3)	“Market share” is based on sales dollars in the United States, as calculated by Information Resources for the 52 weeks ended March 22, 2009.
(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 22, 2009.  ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that ACV is a measure of a product’s importance to major retailers.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers do not carry products for which consumer demand may not be as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings.

Strong Competitor in Attractive Categories
We compete in product categories that address recurring consumer needs.  We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions and our low-cost operating model.  However, a significant increase in the number of product introductions by our competitors in these markets could have a material adverse effect on our business, financial condition and results from operations.

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of underserved consumer needs, the design of products that directly address those needs and the ability to extend our highly recognizable brand names to other products.  Demonstrative of this philosophy, in 2009 we introduced Chloraseptic Allergen Block and Little Allergies Allergen Block, Food and Drug Administration (“FDA”) cleared, patented topical gels that help block allergens on contact at the nose to help prevent allergic symptoms, such as runny nose, sneezing and nasal congestion.  These product introductions followed a successful 2008 when we introduced Comet Mildew SprayGel, a high viscosity mildew stain remover spray.  During 2008, we also restaged Clear Eyes for Dry Eyes ACR Relief as Clear Eyes for Itchy Eyes to address the needs of allergy sufferers.  Similarly, our 2007 product introductions included Clear Eyes Maximum Redness Relief, a fast acting formula that lubricates as it relieves redness, and Little Tummys® Gripe Water, an herbal supplement with ginger and fennel for safe, gentle relief of infant colic, hiccups and upset stomach.  Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful.  While we did not discontinue any of our recent product introductions during 2009 or 2008, we did discontinue Murine Homeopathic Allergy Eye Relief, Murine Homeopathic Tired Eye Relief and Chloraseptic Daily Defense Strips in 2007, all of which had been introduced in 2006.

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

	Gross Profit %	G&A % To Net Sales	CapEx % To Net Sales
2009	52.2	10.2	0.2
2008	51.6	9.6	0.1
2007	51.9	8.9	0.2

In 2009, our gross profit increased 60 basis points due to the Company’s ongoing efforts to reduce its supply chain costs, a favorable sales mix, and the absence of the voluntary withdrawal costs incurred in 2008.  During 2008, our gross profit was adversely affected by the inventory costs associated with the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand as part of an industry-wide withdrawal of certain medicated pediatric cough and cold products.  During 2007 our gross margin was adversely impacted by the obsolescence reserves associated with certain of our Chloraseptic inventory.  General and Administrative costs increased as a percentage of sales as a result of the $13.9 million or 4.3% reduction of sales for 2009 versus 2008.  During 2007 and 2008, our general and administrative expenses have been impacted by the overall growth of the organization and professional fees incurred to protect our intellectual property and other rights.  Our operating model, however, requires us to depend on third-party providers for manufacturing and logistics services.  The inability or unwillingness of our third-party providers to supply or ship our products could have a material adverse effect on our business, financial condition and results from operations.

Management Team with Proven Ability to Acquire, Integrate and Grow Brands
Our business has grown through acquisition, integration and expansion of the many brands we have purchased.  Our management team has significant experience in consumer product marketing, sales, legal and regulatory compliance, product development and customer service.  Unlike many larger consumer products companies which we believe often entrust their smaller brands to successive junior employees, we dedicate experienced managers to specific brands.  Since the Company has approximately 100 employees, we seek more experienced personnel to bear the substantial responsibility of brand management and effectuate our growth strategy.  These managers nurture the brands as they grow and evolve.

Growth Strategy

In order to continue to enhance our brands and drive growth we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising,
•	Sales Excellence,
•	Extraordinary Customer Service,
•	Innovation and Product Development, and
•	Strict Adherence to Quality and Regulatory Standards.

We execute this strategy through:

•	Investments in Advertising and Promotion
We will invest in advertising and promotion to drive the growth of our key brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted coupon programs and in-store advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  For example, in 2009, we spent heavily behind the launch of our innovative allergen block products introduced under the Chloraseptic and Little Remedies brands.  In 2008, a very active year, we advertised and promoted the introduction of Comet Mildew SprayGel, Murine Earigate and Chloraseptic Liquid Center Lozenges.  Given the competition in our industry and the contraction of the U.S. economy, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, no assurance can be given that we can maintain these increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products
One of our strategies is to broaden the categories in which we participate and our share within those categories through ongoing product innovation.  As mentioned earlier, in 2009 we introduced the Chloraseptic and Little Allergies Allergen Block products which occupy unique positions in the allergy relief category.  In addition, we continue to expand the Clear Eyes product line, most recently with Clear Eyes Tears which followed the introduction of Clear Eyes Maximum Redness Relief in 2007.  In 2008, we launched Comet Mildew SprayGel, an innovative new product to address specific needs and capitalize on the consumer awareness of the Comet brand.  This successful product introduction was the primary driver of the brand's continued growth.  The Company’s planned advertising and promotion program behind Allergen Block is expected to provide significant support for the introduction of these products consistent with the Company’s strategy to extend our product line into new categories.  This introduction allows the Chloraseptic and Little Remedies brands to compete in the allergy relief category, a category in which we have not previously participated.  While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels
Our broad distribution base ensures that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  To ensure continued sales growth, we have altered our focus and have expanded our reliance on a direct sales force while reducing our reliance on brokers.  This philosophy will allow us to better:

•	Know our customer,

•	Service our customer, and

•	Support our customer.

While we make great efforts to both maintain our customer base and grow in new markets, there is a risk however, that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our sales, business, financial condition and results from operations.

•	Growing Our International Business
International sales beyond the borders of North America represented 3.5%, 4.0% and 4.6% of revenues in 2009, 2008, and 2007, respectively.  We have designed and developed both product and packaging for specific international markets and expect that our international revenues will grow as a percentage of total revenues.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license The Procter & Gamble Company (“Procter & Gamble”) to market the Comet brand in Eastern Europe.  Since a number of our other brands have previously been sold internationally, we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions
Our management team has a solid track record of successfully identifying, acquiring and integrating new brands.  For example, during 2007 we purchased the Wartner brand of over-the-counter wart treatment products to augment our ownership of Compound W, the number two selling brand in the wart treatment category.  While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model will allow us to integrate any future acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our operating results could be adversely affected in the event we do not realize all of the anticipated operating synergies and cost savings from future acquisitions, we do not successfully integrate such acquisitions or we pay too much for these acquisitions.  Provisions in our senior credit facility and the indenture governing our senior subordinated notes, however, may limit our ability to engage in strategic acquisitions.  Should the Company identify a significant strategic acquisition, it would be required to restructure its credit facility in order to consummate such an acquisition.

Market Position

During 2009 and 2008, approximately 78% of our net revenues were from brands with a number one or number two market position, compared with approximately 77% during 2007.  Such brands include Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, Cutex, Dermoplast, The Doctor’s and New-Skin.

See the “Business” section on page 1 of this document for information regarding market share and ACV calculations.

Our History and Accomplishments

We were originally formed in 1996 as a joint venture of Medtech Labs and The Shansby Group (a private equity firm), to acquire certain over-the-counter drug brands from American Home Products.  Since 2001, our portfolio of brand name products has expanded from over-the-counter healthcare to include household cleaning and personal care products.  We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  In February 2004, GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm, acquired our business from the owners of Medtech Labs and The Shansby Group.  In addition, we acquired the Spic & Span business in March 2004.

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

While we did not make any strategic acquisitions in either 2008 or 2009, during the second half of 2009 we strengthened our working capital position through the accumulation of a $30.0 million cash cushion.  Additionally during 2008 and 2009 we repaid $85.0 million of our senior debt with free cash flow generated from operations.  These debt repayments reduce our interest costs on a go-forward basis, and favorably affect our interest coverage and our debt-to-equity ratios.

Products

We conduct our operations through three principal business segments:

•	Over-the-counter healthcare,
•	Household cleaning, and
•	Personal care.

Over-the-Counter Healthcare Segment

Our portfolio of over-the-counter healthcare products consists primarily of Clear Eyes, Murine, Chloraseptic, Compound W, Wartner, the Little Remedies line of pediatric healthcare products, The Doctor’s brand of oral care products and first aid products such as New-Skin and Dermoplast.  Our other brands in this category include Percogesic®, Momentum®, Freezone®, Mosco®, Outgro®, Sleep-Eze® and Compoz®.  In 2009, the over-the-counter healthcare segment accounted for 56.6% of our revenues compared to 56.2% and 54.8% in 2008 and 2007, respectively.

Clear Eyes
Clear Eyes, with an ACV of 94.0%, has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye.  In 2009, we launched Clear Eyes Tears to provide gentle, long lasting relief from dry eyes.  In 2008, we launched Clear Eyes for Itchy Eyes to address eye symptoms related to allergies.  In February 2007, we introduced Clear Eyes Maximum Redness Relief.  Clear Eyes is among the leading brands in the over-the-counter personal eye care category.  The 0.5 oz. size of Clear Eyes redness relief eye drops is the number two selling product in the eye allergy redness relief category and Clear Eyes is the number two brand in that category with 16.4% market share.

Murine
Murine products consist of lubricating, soothing eye drops and ear wax removal aids.  Murine has been on store shelves for over 100 years and is the leading brand in the over-the-counter ear care category with a market share of 20.8%.  The ear drop category is composed of products that loosen earwax and treat trapped water (swimmer’s ear) and ear aches.  In 2008, we expanded our market share in the ear care category with the introduction of Murine Earigate, Ear Cleaning System, a natural and hypoallergenic wax removal system with a patented “reverse spray action” that safely rinses away ear wax without harming the user’s sensitive eardrums.  While the introduction of Murine Earigate has been met with challenges in the marketplace, the Company continues to explore options to enhance sell through at the retail level.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment.  The Chloraseptic brand has an ACV of 95.0% and is number one in sore throat liquids/sprays with a 47.1% market share.

Historically, Chloraseptic products were limited to sore throat lozenges and traditional sore throat sprays that were stored and used at home.  In 2006, we introduced our first dual-action product, Sugar Free Chloraseptic Sore Throat plus Cough Lozenges.  In 2007, we launched another dual action product, Chloraseptic Center-Filled Sore Throat Plus Coating Protection lozenges, designed to stop sore throat pain fast, and to soothe sore throats with the unique center-filled technology.  In 2009, we launched Chloraseptic Allergen Block, an FDA cleared, patented topical gel that helps block allergens on contact at the point of entry, the nose, to help prevent runny nose, sneezing and nasal congestion.  These product introductions enable us to market Chloraseptic products as a system, encourage consumers to buy multiple types of Chloraseptic products, and increase volume for the entire product line.  Also in 2009, we introduced Chloraseptic Max Lozenges and Chloraseptic Max Spray to treat severe cough/cold symptoms.

Compound W
Compound W has a long heritage; its wart removal products having been introduced almost 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off®, a cryogenic-based wart removal system.  We believe that Compound W is one of the most trusted names in wart removal.

Compound W is the number two wart removal brand in the United States with a 30.7% market share and an ACV of 90.0%.  Since Compound W’s acquisition, we have successfully expanded the wart remover category and enhanced the value associated with the Compound W brand by introducing several new products, such as Compound W Freeze Off, Fast Acting Liquid, One Step Pads for Kids, Waterproof One Step Pads and Invisible Strips Pads.  Compound W Freeze Off has achieved high trade acceptance, as it allows consumers the convenience of a fast-acting wart freezing treatment similar to that used by doctors.

Wartner
Wartner is the number three brand in the United States in the wart removal category with a 16.6% share of the cryogenic segment and an ACV of 56.0%.  Launched in 2003, Wartner is recognized by consumers and the trade as the first ever over-the-counter wart freezing (cryogenic therapy) treatment in the U.S. and Canada.

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

Little Remedies
Little Remedies is a full line of pediatric over-the-counter products that contain no alcohol, saccharin, artificial flavors or coloring dyes including: (i) Little Noses, a product line consisting of an assortment of saline products, including the recently launched Saline Mist, (ii) Little Colds, a product line consisting of a multi-symptom cold relief formula, sore throat relief Saf-T-Pops®, a cough relief formula, and a combined decongestant plus cough relief formula, (iii) Little Tummys, a product line consisting of gas relief drops, laxative drops, as well as gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups, and (iv) Little Teethers, a product line offering teething relief in two formats, a gel and homeopathic tablets.  In 2009, we launched Little Allergies® Allergen Block, leveraging the same technology as Chloraseptic Allergen Block, in a drug free formulation that helps block allergens on contact to help prevent allergic symptoms such as runny nose, sneezing and nasal congestion in children.

New-Skin
New-Skin, believed to have originated over 100 years ago, consists of liquid bandages that are designed to replace traditional bandages in an effective and easy to use form for the protection of small cuts and scrapes.  Each New-Skin product works by forming a thin, clear, protective covering after it is applied to the skin.  New-Skin competes in the liquid bandage segment of the first aid bandage category where it has a 44.5% market share and a 42.0% ACV.  In 2009, we relaunched Dermoplast Poison Ivy Treatment, the only poison ivy wash that contains over-the-counter medicine, under the New-Skin label to better position the product and leverage the New-Skin name.

Dermoplast
Dermoplast is an aerosol spray anesthetic for minor topical pain that was traditionally a “hospital-only” brand dispensed to mothers after giving birth.  The primary use in hospitals is for post episiotomy pain, post-partum hemorrhoid pain, and for the relief of female genital itching.

With the introduction of retail versions of the product, Dermoplast offers sanitary, convenient first aid relief for pain and itching from minor skin irritations, including sunburn, insect bites, minor cuts, scrapes and burns to a much larger audience.  Dermoplast is currently offered in two formulas: regular strength and antibacterial strength.

Household Cleaning Segment

Our portfolio of household cleaning brands includes the Comet, Chore Boy and Spic and Span brands.  In both 2009 and 2008, the household cleaning segment accounted for 37.1% of our revenues, compared with 37.4% in 2007.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized household cleaning brands, with an ACV of 99.0%.  Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the household cleaning category that includes abrasive powders, creams, liquids and non-abrasive sprays.  Comet products include several varieties of cleaning powders, sprays and cream, both abrasive and non-abrasive.  The non-abrasive tub and tile cleaner segment is more fragmented and competitive than the abrasive sector and we have been attempting, through focused advertising and promotions, including free-standing insert coupons and television advertising, to build momentum in our efforts to increase Comet’s market share in the non-abrasive tub and tile cleaner sector.

We have expanded the brand’s distribution, increased advertising and promotion and implemented focused marketing initiatives.  Our 2008 introduction of Coment Mildew SprayGel has expanded our product line into the mildew stain cleanser sub-segment of non-abrasive spray cleaners, where we achieved a 10.0% share of the mildew segment in 2009.  Previously, we introduced new fragrances, including Comet Lavender Powder Abrasive Cleanser.  We have also extended the brand into underdeveloped demographic targets, and employed new inverted bottle packaging, which improves evacuation and ease of use, for Comet Soft Cleanser Cream.  Additionally, multi-packs have been introduced in the warehouse club trade class extending the brand’s distribution.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920's.  Over the years the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  While many of the brand’s products find use in the kitchen, with cooking clean up being the primary use, they are also used in clean up jobs in the home workshop, garage, and other areas, including outdoor grill cleaning.  The newest additions to the line, launched in 2004, consist of patented mesh materials that clean most surfaces without scratching.  Chore Boy products are currently sold in food and drug stores, mass merchandisers, and in hardware and convenience stores.

Spic and Span
Spic and Span was introduced in 1925 and is marketed as the complete home cleaner with three product lines consisting of (i) dilutables, (ii) an anti-bacterial hard surface spray for counter tops and (iii) glass cleaners.  Each of these products can be used for multi-room and multi-surface cleaning.  Following our acquisition of the brand, the product line has grown from eight to 29 separate items and we have expanded distribution into new channels such as dollar stores.

Personal Care Segment

Our major personal care brands include Denorex dandruff shampoo, Cutex nail products and Prell® shampoo.  Other portfolio brands in this segment include EZO® denture cushion, Oxipor VHC® psoriasis lotion, Cloverine® skin salve, Zincon® medicated dandruff shampoo and Kerodex® barrier cream.  The Company’s strategy has been to de-emphasize the personal care segment, and partially as a result, it accounted for 6.3% of our revenues in 2009 compared with 6.7 and 7.8% in 2008 and 2007, respectively.

Denorex
Denorex was originally launched in 1971 as an effective solution to scalp problems.  Denorex competes in the dandruff shampoo category and holds a 1.3% market share.  The current lineup of Denorex products includes Extra Strength, for moderate dandruff sufferers; and for those with more serious dandruff conditions, Therapeutic Strength with coal tar.

Cutex
Cutex is the leading branded nail polish remover, with a 25.2% share of market.  Cutex, with an ACV of 78.0%, has products in two main categories: (i) liquids and (ii) convenience implements, including pads, pump action bottles, and manicure correction pens.  Cutex’s main competition comes from a number of private label brands, which collectively have a 56.0% market share.

Prell
Acquired from Procter & Gamble in 1999, Prell Shampoo was launched in 1947.  While the shampoo category is fragmented and populated by hundreds of brands, Prell continues to have strong brand recognition.  We believe Prell has a small, but very loyal, base of consumers who value its superior cleansing and foaming properties and who seek a premium shampoo at a more affordable price point.

For additional information concerning our business segments, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based upon the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing professionally designed, creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products and the execution of professionally designed support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on those brands that we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year-to-year and generally revolve around new product introductions.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 81.4% of our combined gross sales for 2009 and 80.9% and 77.1% for 2008 and 2007, respectively.  Our sales management team consists of 18 people which has grown in order to focus on our key customer relationships.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores.  The following table sets forth the percentage of gross sales across our five major distribution channels during the three-year period ended March 31, 2009:

	Percentage of Gross Sales(1)
Channel of Distribution	2009	2008	2007
Mass	35.9%	33.6%	35.8%
Food	21.8	22.7	23.3
Drug	25.4	28.0	25.6
Dollar	9.6	8.3	7.2
Club	2.2	2.4	2.2
Other	5.1	5.0	5.9

(1)         Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product line, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Wal-Mart, Walgreens, CVS, Target and Dollar Tree.  Sales to our top five and ten customers accounted for 47% and 59% of total gross sales, respectively, in 2009 compared with approximately 46% and 57%, respectively, in 2008 and approximately 43% and 53%, respectively, in 2007.  No single customer other than Wal-Mart accounted for more than 10% of our gross sales in any of those years and none of our other top five customers accounted for less than 3% of our gross sales in any of those years.  Our top ten customers each purchase products from essentially all of our major brands.

Our strong customer relationships and product recognition provide us with a number of important benefits including (i) minimization of slotting fees, (ii) maximization of new product introductions, (iii) maximization of shelf space prominence and (iv) minimization of cash collection days.  We believe that management’s emphasis on strong customer relationships, speed and flexibility, leading sales technology capabilities, including (i) electronic data interchange, (ii) e-mail, (iii) the Internet, and (iv) integrated retail coverage, combined with consistent marketing support programs and ongoing product innovation will continue to maximize our competitiveness in the increasingly complex retail environment.

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

We have relationships with over 40 third-party manufacturers.  Of those, our top 10 manufacturers produce items that accounted for 81% of our sales for 2009 compared to 80% in 2008.  At March 31, 2009, we do not have long-term contracts with the manufacturers of products of approximately 28% of our gross sales for 2009.  The lack of manufacturing agreements for these products exposes us to the risk that the manufacturer could stop producing our products at any time for any reason, increase the cost that we are charged for our products or fail to provide us with the level of products we need to meet our customers’ demands.  Should one or more of our manufacturers stop producing product on our behalf or increase our costs in excess of our ability to increase our sales prices, it could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2009, suppliers for our key brands included (i) Procter & Gamble, (ii) Access Business Group, (iii) Kolmar Canada and (iv) Altaire Pharmaceuticals, Inc.  We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  All of our other products are manufactured on a purchase order basis which is generally based on batch sizes and result in no long-term obligations or commitments.

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

Competition

The business of selling brand name consumer products in the over-the-counter healthcare, household cleaning and personal care categories is highly competitive.  These markets include numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater research and development and financial resources than we do.  Consequently, they may have the ability to spend more aggressively on advertising and marketing and research and development, and to respond more effectively to changing business and economic conditions.  If this were to occur, our sales, operating results and profitability could be adversely affected.  In addition, we are experiencing increased competition from so called “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict whether consumers will continue to purchase “private label” products at increasing rates after the conclusion of the current economic downturn.  Should the consumer not return to branded products, it could have a significant impact on our future revenues and profitability.

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

Competitors in the household cleaning category include Henkel AG & Co., maker of Soft Scrub®, Colgate-Palmolive Company, maker of Ajax Cleanser, and The Clorox Company, maker of Tilex®, each of which competes with our Comet brand.  Additionally, Clorox’s Pine Sol® and Procter & Gamble’s Mr. Clean® compete with our Spic and Span brand while 3M Company, maker of Scotch-Brite®, O-Cel-O® and Dobie® brands, and Clorox’s SOS®, compete with our Chore Boy brand.

Competitors in the personal care category include Johnson & Johnson, maker of T-Gel® shampoo, and Chattem, Inc., maker of Selsun Blue®, which compete with our Denorex brand, as well as Coty, Inc., maker of Sally Hansen®, which competes with our Cutex brand.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affects in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of product introductions and the levels of advertising spending by our competitors could have a material adverse effect on our business, financial condition and results from operations.

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

Certain of the Company’s over-the-counter healthcare products are medical devices which are regulated by the FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, the Company and its drug and device manufacturers must also comply with the FDA’s current Good Manufacturing Processes (“cGMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both the Company and our third-party manufacturers are complying with cGMPs.

In October 2007, we removed two medicated pediatric cough and cold products marketed under the Little Remedies brand from the marketplace.  This action was part of an industry-wide voluntary withdrawal of these items pending the final recommendations of an FDA advisory board meeting to review the safety and efficacy of these products.  During 2009, we reintroduced those products into the marketplace with revised packaging, labeling, directions and warnings that are in compliance with the latest FDA regulatory guidance.

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

Certain of our household cleaning products are considered pesticides under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We market and distribute certain products under our Comet and Spic and Span brands which make antibacterial and/or disinfectant claims.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our Comet and Spic and Span products that make antibacterial and/or disinfectant claims are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

Intellectual Property

We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada: Chloraseptic, Chore Boy, Clear Eyes, Cinch, Comet, Compound W, Freeze Off, Cutex, The Doctor’s Brushpicks, Denorex, Dermoplast, Little Remedies, Longlast®, Momentum®, Murine, New-Skin, Percogesic®, Prell®, Spic and Span and Wartner.

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

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Chloraseptic and Little Allergies Allergen Block products, Compound W, Wartner and New-Skin.  The increased level of advertising and promotional campaigns in the third quarter influence sales of Chloraseptic and Little Remedies cough/cold products during the fourth quarter cough/cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees

We employed 98 full time individuals and two part time individuals at March 31, 2009.  None of our employees is a party to a collective bargaining agreement.  Management believes that its relations with its employees are good.

Backlog Orders

The Company had no backlog orders at March 31, 2008 or 2009.

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

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 16.4% within the allergy/redness eye drop segment, its top competitor, Visine®, has a market share of 34.6% in the same segment.  In contrast, certain of our brands with number two market positions have a similar market share relative to our competitors.  For example, Compound W has a number two market position of 30.7% and its top competitor, Dr. Scholl’s, has a market position of 44.5% in the same category.  Also, while Cutex is the number one brand name nail polish remover with a market share of 25.2%, non-branded, private label nail polish removers account, in the aggregate, for 20.0% of the market.  Finally, while our New-Skin liquid bandage product has a number one market position of 44.5%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category.  See “Item 1. Business” section on page 1 of this document for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products affects in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, inventory levels and in-store positioning of our products at our customers, our sales and operating results will be adversely affected.  Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the number of product innovations by our competitors or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations.

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

For 2009, our top five and ten customers accounted for approximately 47% and 59%, respectively, of our sales, compared with approximately 46% and 57% and 43% and 53% during 2008 and 2007, respectively.  Wal-Mart, which itself accounted for approximately 26%, 23% and 24% of our sales in 2009, 2008 and 2007, respectively, is our only customer that accounted for 10% or more of our sales.  We expect that for future periods, our top five and ten customers, including Wal-Mart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales, and therefore, could have a material adverse effect on our business, financial condition and results from operations.

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

Our business could be adversely affected by a prolonged recession in the United States.

The economic uncertainty surrounding the current United States recession could materially impact our business because such economic challenges could adversely impact consumers, our customers and suppliers.  Specifically:

•	Consumer spending may continue to be curtailed resulting in downward pressure on our sales,

•
Our customers may continue to rationalize the number of products that reach store shelves resulting in a reduction of the number of products that are carried at retail, particularly those that are not number one or two in their category,

•
Our customers may continue to reduce overall inventory levels to strengthen their working capital positions which could result in additional sales reductions for us during those periods that our customers implement such strategies,

•	Our customers may continue to increase the number and breadth of products that are sold via their “private label” to the detriment of our branded products,

•
Our customers may continue to rationalize store count, closing additional marginally performing stores resulting in sales reductions, potential working capital reductions, and an inability to repay amounts owed to us, and

•	Our suppliers may suffer from sales reductions which could diminish their working capital and impede their ability to provide product to us in a timely manner.

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

At March 31, 2009, we had relationships with over 40 third-party manufacturers.  Of those, our top 10 manufacturers produced items that accounted for 81% of our sales for 2009 compared to 80% in 2008.  We do not have long-term contracts with the manufacturers of products that accounted for approximately 28% of our gross sales for 2009 compared to 23% in 2008.  The fact that we do not have long-term contracts with these manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

Price increases for raw materials, energy and transportation costs could have an adverse impact on our margins.

Commodity and energy costs increased over 2008 and while such costs have receded from their recent highs, volatility in the markets for resins, package materials and diesel fuel could have a significant impact on our 2010 results from operations.  Consequently, if the Company is unable to increase the price for its products or continue to achieve cost savings in a rising cost environment, such cost increases could have a material adverse effect on our results from operations.

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

In addition, any acquisition could adversely affect our operating results as a result of higher interest costs from the acquisition related debt and higher amortization expenses related to the acquired intangible assets.  The diversion of management’s attention to pursue acquisitions, or our failure to successfully integrate acquired companies into our business, could have a material adverse effect on our business, financial condition and results from operations.

In the event that we decide to sell a brand or product line, we may encounter difficulty finding, or be unable to find, a buyer on acceptable terms in a timely manner.  This could cause a delay in our efforts to achieve our strategic objectives.

Our risks associated with doing business internationally increase as we expand our international footprint.

During 2009, 2008 and 2007, approximately 3.5%, 4.0% and 4.6%, respectively, of our total revenues were attributable to our international business.  We operate in several regions and countries where we have little or no experience, and generally rely on brokers and distributors for the sale of our products.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

•	Changes in the legislative or regulatory requirements of the countries or regions where we do business,

•	Currency controls which restrict or prohibit the payment of funds or the repatriation of earnings to the United States,

•
Fluctuating foreign exchange rates could result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third-party manufacturers,

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

If we or our third-party manufacturers fail to comply with federal, state or foreign regulations, we could be required to:

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

We may be required to pay for losses or injuries purportedly caused by our products.  From time-to-time we have been and may again be subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or inadequate warnings concerning side effects and interactions with other substances.  For example, certain Denorex products contain coal tar which the State of California has determined allegedly causes cancer. Consequently, in order to comply with California law and to mitigate our risks, the Denorex packaging contains a warning to that effect.  Any product liability claims may result in negative publicity that may adversely affect our sales and operating results.  Also, if one of our products is found to be defective we may be required to recall it.  This may result in substantial costs and negative publicity which may adversely affect our sales and operating results.  Although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results from operations.  In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired.  We recorded a substantial charge in 2009 for impairment of those assets and in the event that the value of those assets become impaired or our business is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities.  As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

Our indebtedness could adversely affect our financial condition and the significant amount of cash we need to service our debt will not be available to reinvest in our business.

At March 31, 2009, our total indebtedness, including current maturities, is approximately $378.3 million.

Our indebtedness could:

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

At March 31, 2009, we had $60.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities; however, this facility expired in April 2009.  Our ability to borrow up to an additional $200.0 million for acquisitions pursuant to our Senior Credit Facility under the Tranche B Term Loan Facility expired in April 2008.  While management intends to replace these credit facilities during the ensuing year, the uncertainties of the credit markets could impede our ability to do so.  As an example, the following factors could influence the amounts available to us and the interest rates associated with such a refinancing:

•	A deterioration of the Company’s earnings and its strong cash flows from operations,

•	Prevailing interest rates in the market for similar offerings by companies with comparable credit ratings,

•	Total amount borrowed and the Company’s intended use of such proceeds,

•	Ratio of amounts bearing fixed and variable rates of interest,

•	Ratio of amounts raised through a bond offering compared to a syndicated bank facility, and

•	Total amount outstanding at the time, giving effect to the Company’s ability to repay principal in excess of stated maturities.

In the current credit environment, management would expect the average interest rate associated with such a refinancing to be in excess of the Company’s current average borrowing rate of 4.93%.  However, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

The senior credit facility and the indenture governing the senior subordinated notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indenture governing the senior subordinated notes, among other things, may leadto an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indenture governing the senior subordinated notes.  If the debt under the senior credit facility and indenture governing the senior subordinated notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2009 would have been approximately $378.3 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness.  At March 31, 2009, the book value of our current assets was $103.6 million.  Although the book value of our total assets was $801.4 million, approximately $691.8 million was in the form of intangible assets, including goodwill of $114.2 million, a significant portion of which is illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

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

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including (i) general stock market volatility, (ii) variations in our quarterly operating results, (iii) our leveraged financial position, (iv) potential sales of additional shares of our common stock, (v) perceptions associated with the identification of material weaknesses in internal control over financial reporting, (vi) general trends in the consumer products industry, (vii) changes by securities analysts in their estimates or investment ratings, (viii) the relative illiquidity of our common stock, (ix) voluntary withdrawal or recall of products, (x) news regarding litigation in which we are or become involved, and (xi) general marketplace conditions brought on by economic recession.

Our principal stockholders have the ability to significantly influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of our common stock.  In addition, substantial sales of our common stock by either GTCR or management or the perception that these sales could occur could cause the price of our common stock to decline.

At March 31, 2009, entities affiliated with GTCR collectively owned approximately 23.0% of our outstanding common stock, down from 30.0% at March 31, 2008.  Thereafter, these entities sold an additional 4.5 million shares reducing their ownership interests to 14.0% at June 1, 2009.  As a result of this concentration, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  Subject to applicable law, under our amended and restated certificate of incorporation, the GTCR entities and non-employee directors will not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do.  In the event that any GTCR entity or non-employee director, as the case may be, acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the GTCR entity or non-employee director, as the case may be, will not have any duty to communicate or offer such corporate opportunity to us and may pursue such corporate opportunity for itself or direct such corporate opportunity to another person.  This concentration of stock ownership also may make it difficult for stockholders to replace management.  In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders who own significant blocks of stock.  This concentration of control could be disadvantageous to other stockholders with interests different from those of GTCR and the trading price of shares of our common stock could be adversely affected.

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

Our annual and quarterly results from operations may fluctuate significantly because of several factors, including:

•	Increases and decreases in average quarterly revenues and profitability,

•	The rate at which we make acquisitions or develop new products and successfully market them,

•	Our inability to increase the sales of our existing products and expand their distribution,

•	Adverse regulatory or market events in our international markets,

•	Litigation matters,

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities,

•	Seasonality of our products,

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs,

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities,

•	Changes in advertising and promotional activities and expansion to new markets,

•	Negative publicity relating to us and the products we sell,

•	Unanticipated increases in infrastructure costs,

•	Impairment of goodwill or long-lived assets,

•	Changes in interest rates, and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

We can be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”).

Our financial reporting complies with GAAP which is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting, our financial condition and results from operations could be adversely affected.

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

Our corporate headquarters are located in Irvington, New York, a suburb of New York City.  Primary functions undertaken at the Irvington facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  The lease on our Irvington facility expires on April 30, 2014.  We also have an administrative center in Jackson, Wyoming.  Primary functions undertaken at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2009; however, we have the option to renew this lease on an annual basis.  We conduct business regarding all of our business segments at each of the Irvington, New York and Jackson, Wyoming facilities.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action Litigation

The Company and certain of its officers and directors are defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).  The first of the six consolidated cases was filed on August 3, 2005.  Plaintiffs purport to represent a class of stockholders of the Company who purchased shares from February 9, 2005 through November 15, 2005 (the “Class Period”).  Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  The District Court has appointed a Lead Plaintiff.  On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.  The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market.  Plaintiffs seek an unspecified amount of damages.  The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006.  On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934.

On June 1, 2007, a hearing before the Court was held regarding Plaintiffs’ pending motion for class certification in the Consolidated Action.  On September 4, 2007, the United States District Court for the Southern District of New York issued an Order certifying a class consisting of all persons who purchased the Company’s common stock pursuant, or traceable to, the Company’s initial public offering during the Class Period and were damaged thereby.

On January 16, 2009, the Court ordered that notice of the pending class action lawsuit be sent to all persons who purchased the Company’s common stock during the Class Period pursuant or traceable to the Company’s initial public offering.  In March 2009, the notice of class action law suit was mailed.  The defendants and the lead plaintiffs have reached an agreement in principle to settle the class action lawsuit without any admission of liability by the defendants, subject to the execution of appropriate settlement documents and court approval.  It is expected that the settlement funds will come entirely out of insurance proceeds.  If approved, the settlement would result in dismissal of all claims against us, our officers and directors and the other defendants in the action with prejudice.  If the settlement is not completed, then the parties may attempt to reach agreement on another settlement or resume the litigation.

DenTek Litigation

In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s NightGuard Dental Protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. ("CDS") as additional defendants in this action and added other claims to the previously filed complaint.  Kaplan and Duane were formerly employed by the Company and CDS, a corporation controlled by Duane.  In the Second Amended Complaint, the Company has asserted claims for patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction, asking the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Duane or Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.  Discovery requests have been served by the parties and discovery is ongoing.  The Court has ordered the Company’s motion for a preliminary injunction to be held in abeyance pending a determination of the motions to dismiss.

On September 30, 2008, after considering the defendants' motions to dismiss, the Company's responses (including a motion to strike the motions to dismiss) and the Magistrate's Report and Recommendations, the Court granted in part and denied in part the defendants’ Motions to Dismiss, with the following claims being dismissed without prejudice: (1) breach of the Proprietary Information and Inventions Agreement (“PIIA”) against Duane; (2) breach of the PIIA against Kaplan; (3) tortious interference with contractual relations against DenTek; (4) tortious interference with contractual relations against Duane; and (5) tortious interference with advantageous business relationship/economic advantage against all defendants.  The Court denied the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and CDS.  The following claims included in the Company’s Second Amended Complaint remain in the action: (1) patent, trademark and copyright infringement against DenTek; (2) unjust enrichment against DenTek; (3) violation of a New York consumer protection statute against DenTek; (4) breach of the consulting agreement against Duane; (5) breach of the PIIA against CDS; (6) breach of the release against Kaplan and Duane; and (7) trade secret misappropriation against DenTek, Kaplan, Duane and CDS.

In October 2008, DenTek, Kaplan, Duane and CDS filed Answers to the Second Amended Complaint.  In their Answers, each of DenTek, Duane and CDS has asserted counterclaims against the Company.  DenTek’s counterclaims allege false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s® NightGuard™ Classic™ dental protector.  Duane’s counterclaim is a contractual indemnity claim seeking to recover attorneys’ fees pursuant to the release between Duane and Dental Concepts LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc., plaintiff in the DenTek litigation and another wholly-owned subsidiary of Prestige Brands Holdings, Inc.  CDS’s counterclaim alleges a breach of the consulting agreement between CDS and Dental Concepts.

In November 2008, in response to the counterclaims filed against the Company by DenTek, Duane and CDS, the Company filed a Motion to Dismiss and Strike the counterclaims made by DenTek, which motion is currently pending before the Court.  The Company is also continuing with its discovery efforts for the remaining causes of action.  However, on March 24, 2009, Duane submitted a petition for a Chapter 7 bankruptcy with the United States Bankruptcy Court for the District of Nevada which automatically stayed the DenTek litigation in which Duane is a defendant.  The Company is pursuing on an expedited basis the lifting of the automatic stay and, on April 23, 2009, filed a Motion for Relief from the Automatic Stay to Proceed with Pending Litigation (the DenTek litigation).

The Company’s management believes that the counterclaims asserted by DenTek, Duane and CDS are legally deficient and that it has meritorious defenses to the counterclaims.  The Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

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

Market Information

Prestige Brands Holdings, Inc.’s common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low closing prices of the Company’s common stock as reported by the NYSE for the Company’s two most recently completed fiscal years on a quarterly basis and the current year through June 11, 2009 are as follows:

	High	Low
Year Ending March 31, 2010
April 1, 2009 - June 11, 2009	$7.40	$5.01

Year Ended March 31, 2009
Quarter Ended:
June 30, 2008	$11.93	$8.08
September 30, 2008	11.54	8.60
December 31, 2008	10.55	6.00
March 31, 2009	10.12	4.08

Year Ended March 31, 2008
Quarter Ended:
June 30, 2007	$13.60	$11.20
September 30, 2007	13.67	10.23
December 31, 2007	11.43	7.47
March 31, 2008	8.58	6.77

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by the Company during the quarter ended March 31, 2009 that were not registered under the Securities Act of 1933, as amended.

The were no purchases of shares of the Company’s common stock made during the quarter ended March 31, 2009, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of June 1, 2009, there were 56 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since February 9, 2005, the date of our initial public offering, with the cumulative total stockholder return for our Peer Group Index and the Russell 2000 Index (in which the Company is included).  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on February 9, 2005.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index was established by the Company in connection with its research and subsequent implementation of an executive compensation program.  Based on the Company’s use of the peer group for benchmarking purposes, the Company believes the peer group should be included in the Performance Graph.

	February 9,	March 31
	2005 (1)	2006	2007	2008	2009

Prestige Brands Holdings	$100.00	$76.06	$74.06	$51.13	$32.38
The Peer Group Index (2)	100.00	105.00	122.45	115.89	71.50
The Russell 2000 Index	100.00	122.61	127.78	107.83	66.26

(1)
The Company’s initial public offering priced at $16.00 per share on February 9, 2005.  Shares of the Company’s common stock closed at $17.75 per share on February 10, 2005, the first day the shares of the Company’s common stock were traded on the NYSE.

(2)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  Such Peer Group Index was constructed in connection with the Company’s benchmark analysis of executive compensation and is comprised of the following companies: (i) Chattem Inc., (ii) Elizabeth Arden, Inc., (iii) Hain Celestial Group, Inc., (iv) Helen of Troy Limited, (v) Inter Parfums, Inc., (vi) Lifetime Brands, Inc., (vii) Maidenform Brands, Inc. and (viii) WD-40 Company.  At March 31, 2008, the Peer Group analysis included Alpharma, Inc. which was acquired by King Pharmaceuticals, Inc. on December 20, 2008.  All periods presented have been adjusted to exclude Alpharma, Inc.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.
(In Thousands, except per share data)	Year Ended March 31
	2009	2008	2007	2006	2005
Income Statement Data
Total revenues	$312,715	$326,603	$318,634	$296,668	$289,069
Cost of sales (1)	149,445	158,096	153,147	139,430	139,009

Gross profit	163,270	168,507	165,487	157,238	150,060

Advertising and promotion expenses	38,099	34,665	32,005	32,082	29,697
Depreciation and amortization	11,219	11,014	10,384	10,777	9,800
General and administrative	31,888	31,414	28,416	21,158	20,198
Impairment of goodwill and intangibles	249,590	--	--	9,317	--
Interest expense, net (2)	28,436	37,393	39,506	36,346	44,726
Other (income) expense	--	(187)	--	--	26,863
Income (loss) before income taxes	(195,962)	54,208	55,176	47,558	18,776

Provision (benefit) for income taxes	(9,186)	20,289	19,098	21,281	8,556
Net income (loss)	(186,776)	33,919	36,078	26,277	10,220

Cumulative preferred dividends	--	--	--	--	(25,395)
Net income (loss) available to common stockholders	$(186,776)	$33,919	$36,078	$26,277	$(15,175)

Net income (loss) per common share:
Basic	$(3.74)	$0.68	$0.73	$0.54	$(0.55)
Diluted	$(3.74)	$0.68	$0.72	$0.53	$(0.55)

Weighted average shares outstanding:
Basic	49,935	49,751	49,460	48,908	27,546
Diluted	49,935	50,039	50,020	50,008	27,546

	Year Ended March 31
Other Financial Data	2009	2008	2007	2006	2005
Capital expenditures	$481	$521	$540	$519	$365
Cash provided by (used in):
Operating activities	66,679	44,989	71,899	53,861	51,042
Investing activities	(4,672)	(537)	(31,051)	(54,163)	(425,844)
Financing activities	(32,904)	(52,132)	(35,290)	3,168	376,743

	March 31
Balance Sheet Data	2009	2008	2007	2006	2005
Cash and cash equivalents	$35,181	$6,078	$13,758	$8,200	$5,334
Total assets	801,381	1,049,156	1,063,416	1,038,645	996,600
Total long-term debt, including current maturities	378,337	411,225	463,350	498,630	495,360
Stockholders’ equity	294,385	479,073	445,334	409,407	382,047

(1)	For 2005, 2006 and 2007, cost of sales includes $5.3 million, $248,000 and $276,000, respectively, of charges related to the step-up of inventory.
(2)	For 2005, other expense includes a loss on debt extinguishment of $26.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General
We are engaged in the marketing, sales and distribution of brand name over-the-counter healthcare, household cleaning and personal care products to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada.  We continue to use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2009 was $21.6 million, we participated in 5,759 promotional campaigns, resulting in an average cost of $2,884 per campaign.  Of such amount, only 782 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2009, our sales and operating income would have been adversely affected by approximately $2.2 million.  Net income would have been adversely affected by approximately $1.4 million.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2009, we had 16 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.4 million, of which $1.3 million was redeemed during the year.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2009, 2008 and 2007, returns represented 4.2%, 4.6% and 3.7%, respectively, of gross sales.  While the returns rate increased 0.9% from 2007 to 2008, such amount exclusive of the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007, would have been 4.1%.  At March 31, 2009 and 2008, the allowance for sales returns was $2.4 million and $1.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.6% to 3.7% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2009 by approximately $370,000.  Net income would have been adversely affected by approximately $230,000.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At March 31, 2009 and 2008, the allowance for obsolete and slow moving inventory was $1.4 million, representing 4.9% and 4.6%, respectively, of total inventory.  The year-over-year increase percentage increase was the result of the $2.8 million inventory reduction at March 31, 2009 compared to March 31, 2008.  Inventory obsolescence costs charged to operations for 2009, 2008, and 2007 were $2.2 million, $1.4 million and $3.1 million, respectively, or 0.7%, 0.4% and 1.0%, respectively, of net sales.  A 1.0% increase in our allowance for obsolescence at March 31, 2009 would have adversely affected our reported operating income and net income for the year ended March 31, 2009 by approximately $284,000 and $176,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.3% and 0.1% of accounts receivable at March 31, 2009 and 2008, respectively.  Bad debt expense (recoveries) for 2009, 2008 and 2007 were $130,000, $124,000, and $(100,000), respectively, each representing 0.0% of net sales in each of the years.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales in 2009 would have resulted in a decrease in reported operating income of approximately $313,000, and a decrease in our reported net income of approximately $194,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $691.8 and $955.6 million at March 31, 2009 and 2008, respectively.  At March 31, 2009, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In Thousands)
Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite lived	345,467	154,709	--	500,176
Finite lived	67,564	--	9,869	77,433
	413,031	154,709	9,869	577,609

	$517,131	$162,098	$12,620	$691,849

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets” (“Statement No. 142”).  Under Statement 142, goodwill is no longer amortized, but must be tested for impairment annually, or more frequently if an event or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are no longer amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and useful lives assigned to goodwill and intangible assets and tests for impairment.

Finite-Lived Intangible Assets
As mentioned above, when events or changes in circumstances indicate the carrying value of the assets may not be recoverable, management performs a review to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.  In connection with this analysis, management:

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

Indefinite-Lived Intangible Assets
In a manner similar to finite-lived intangible assets, at each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for a trademark or trade name continues to be valid.  Should circumstance warrant a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life.

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value.  Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value.  Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

Impairment Analysis
In estimating the value of trademarks and trade names, as well as goodwill at March 31, 2009, management applied a discount rate of 11.0%, the Company’s estimated future weighted-average cost of funds, to the projected cash flows.  This discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the valuation process and has been applied consistently.  In addition, we considered the Company’s market capitalization at March 31, 2009, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.

During the three month period ended March 31, 2009, as a direct consequence of the challenging economic environment, the dislocation of the debt and equity markets, and contracting consumer demand for our branded products, we recorded a non-cash charge in the amount of $249.6 million related to the impairment of intangible assets and goodwill across the entire product line because the carrying amount of these “branded” assets exceeded their respective fair values.  A summary of the impairment activity by segment is as follows:

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In Thousands)
Goodwill	$125,527	$65,160	$--	$190,687

Intangible assets
Indefinite lived	28,603	16,184	--	44,787
Finite lived	12,420	--	1,696	14,116
	41,023	16,184	1,696	58,903

	$166,550	$81,344	$1,696	$249,590

The discount rate utilized in the analyses, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges in the future.

Stock-Based Compensation
FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option, warrant or performance shares),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $2.4 million, $1.1 million and $655,000 during 2009, 2008 and 2007, respectively.  However, in 2009, management was required to reverse previously recorded stock-based compensation costs of $193,000 and $705,000 related to the May 2008 and 2007 grants, respectively, as it was determined that the Company would not meet the performance goals associated with such grants of restricted stock.  In 2008, management for the same reasons was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we will record non-cash compensation expense of approximately $2.1 million during 2010.

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

Recent Accounting Pronouncements
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position No. 107-1”) which requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, Staff Position No. 107-1 involves only enhanced disclosures and will not have any impact on the Company’s financial position, results from operations or cash flows.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“Staff Position FAS 115-2”) which modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.  Effective April 1, 2009, the implementation of Staff Position No. 115-2 will not have any impact on the Company’s financial position, results from operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of Statement No. 161 involves enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

In December 2007, the FASB ratified Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date.  The adoption of EITF 07-01 on April 1, 2009 will not have any impact on the Company’s financial position, results from operations or cash flows at that date.  However, the future impact on the Company’s financial, results from operations and cash flows is dependent on the nature, terms and size of any collaborative arrangements that the Company may initiate.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No.

141(R)”), as amended by FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R), as amended, requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R), as amended, is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on February 12, 2008, the FASB deferred the effective date of Statement No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The application of Statement No. 157 is not expected to have a material effect on the Company's consolidated financial statements as it relates to the non-financial assets and liabilities.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Fiscal 2009 compared to Fiscal 2008

Revenues

	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$176,975	56.6	$183,692	56.2	$(6,717)	(3.7)
Household Cleaning	116,015	37.1	121,127	37.1	(5,112)	(4.2)
Personal Care	19,725	6.3	21,784	6.7	(2,059)	(9.5)

	$312,715	100.0	$326,603	100.0	$(13,888)	(4.3)

Revenues decreased across all reporting segments during fiscal 2009 by an aggregate $13.9 million, or 4.3% compared to 2008.  Revenues from customers outside of North America, which represents 3.5% of total revenues, decreased 16.5% in 2009 compared to 2008.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment decreased $6.7 million, or 3.7%, during 2009 versus 2008.  Revenue from the launch of the new Allergen Block products, marketed under the Chloraseptic and Little Allergies trademarks, and revenue increases for Clear Eyes, Little Remedies and New-Skin were more than offset by revenue decreases on our wart care brands, as well as the Murine Ear, The Doctor’s and Dermoplast brands.  Allergen Block is a new, innovative and non-medicated allergy product targeted toward allergy sufferers looking for an alternative to medicated products.  Clear Eyes revenue increased as a result of increased consumer consumption while Little Remedies revenue increased as a result of the introduction of the Saline Nasal Mist spray, as well as distribution gains and increased consumer consumption of its non-medicated pediatric products.  New-Skin revenue increased as a result of new distribution and pipeline shipments of a new Poison Ivy skin treatment product.  Revenues for the wart care brands, Compound W and Wartner, decreased primarily due to a price reduction taken on the cryogenic products.  This pricing reduction, along with a down-sizing of Compound W Freeze-off, was in response to price reductions taken by a major competitor in the category. Murine Ear’s revenue decreased as a result of slowing consumer consumption.  Increased competition in the bruxism category resulted in lower sales of The Doctor’s NightGuard Dental Protector while Dermoplast revenue decreased due to timing of shipments of the institutional spray item and discontinuation of a skin treatment product which had limited distribution.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.1 million, or 4.2%, during 2009 versus 2008.  Revenues for the Comet brand increased slightly during the period primarily as a result of increased sales of Comet Mildew SprayGel.  Comet’s revenue increase was offset by lower revenues from the other two brands in this segment – Spic and Span and Chore Boy.  The decline in Spic and Span’s revenue reflected a decline in consumer consumption while Chore Boy sales declined as a result of weaker consumption and lower shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment declined $2.1 million, or 9.5%, during 2009 versus 2008.  Increased revenues for Cutex were offset by declines on all other brands in this segment.  The increase in revenue for Cutex was the result of improving consumer consumption.  The decreases in revenues for the other smaller brands in this segment resulted from lower consumption and distribution losses.

Gross Profit
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$113,516	64.1	$114,348	62.2	$(832)	(0.7)
Household Cleaning	41,558	35.8	45,668	37.7	(4,110)	(9.0)
Personal Care	8,196	41.5	8,491	39.0	(295)	(3.5)

	$163,270	52.2	$168,507	51.6	$(5,237)	(3.1)

Gross profit for 2009 decreased by $5.2 million, or 3.1%, versus 2008.  As a percent of total revenue, gross profit increased from 51.6% in 2008 to 52.2% in 2009.  The increase in gross profit as a percent of revenues was the result of favorable sales mix, the absence of costs related to the voluntary recall of pediatric cough/cold products, price increases taken on select items, and the benefits of our cost reduction program that was initiated in 2008, partially offset by an increase in promotional allowances and unfavorable foreign currency exchange rates.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment decreased $832,000, or 0.7%, during 2009 versus 2008.  As a percent of Over-the-Counter Healthcare revenue, gross profit increased from 62.2% during 2008 to 64.1% during 2009.  The increase in gross profit as a percent of revenues was the result of favorable sales mix toward higher gross margin brands, selling price increases implemented at the end of March 2008, the absence of costs related to the 2008 Little Remedies voluntary recall of medicated pediatric cough/cold products and cost reductions, partially offset by higher promotional allowances.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $4.1 million, or 9.0%, during 2009 versus 2008.  As a percent of Household Cleaning revenue, gross profit decreased from 37.7% during 2008 to 35.8% during 2009.  The decrease in gross profit percentage was a result of an increase in promotional allowances and higher product costs related to Comet and Spic and Span.

Personal Care Segment
Gross profit for the Personal Care segment decreased $295,000, or 3.5%, during 2009 versus 2008.  As a percent of Personal Care revenue, gross profit increased from 39.0% during 2008 to 41.5% during 2009.  The increase in gross profit percentage was due to cost savings achieved relative to the Cutex and Prell product lines, as well as lower inventory obsolescence costs related to Cutex.

Contribution Margin
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$83,821	47.4	$88,160	48.0	$(4,339)	(4.9)
Household Cleaning	33,933	29.3	38,185	31.5	(4,252)	(11.1)
Personal Care	7,417	37.6	7,497	34.4	(80)	(1.1)

	$125,171	40.0	$133,842	41.0	$(8,671)	(6.5)

Contribution margin, defined as gross profit less advertising and promotional expenses, decreased by $8.7 million, or 6.5%, for 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase of $3.4 million, or 9.9%, in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to introductory media support behind the launch of the two new Allergen Block products in the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment decreased $4.3 million, or 4.9% during 2009 versus 2008.  The decrease in contribution margin was the result of a decrease in gross profit as previously discussed, coupled with an increase in advertising and promotional spending of $3.5 million, or 13.4%.  An increase in television media support behind the launch of Allergen Block was offset by a decrease in media support for The Doctor’s NightGuard Dental Protector and Chloraseptic sore throat products.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $4.3 million, or 11.1%, during 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase in advertising and promotional spending of $141,000 or 1.9%.  The increase was the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $80,000, or 1.1%, during 2009 versus 2008.  The contribution margin decrease was primarily the result of the gross profit decrease previously discussed, slightly offset by a $216,000, or 21.6% decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $31.9 million for 2009 versus $31.4 million for 2008.  The increase in G&A is primarily related to an increase in stock-based compensation costs and unfavorable currency translation costs, partially offset by a decrease in legal expenses and elimination of certain employee incentive compensation expenses.  The increase in stock-based compensation resulted from the issuance of options to purchase common stock to members of management in 2009.  While the Company reversed performance-based compensation in each of 2008 and 2009, the vesting of options is not subject to performance measurements, being subject only to time vesting.  The increase in currency translation costs resulted from the strengthening of the Canadian dollar against the United States dollar.  The decrease in legal expenses is due to the absence of arbitration costs in 2009 versus 2008 and a decrease in legal costs related to the defense of certain intellectual property.

Depreciation and Amortization
Depreciation and amortization expense was $11.2 million for 2009 versus $11.0 million for 2008.  The slight increase in amortization of intangible assets is related to licensing rights related to the Allergen Block trademark.

Impairment of Intangible Assets and Goodwill
During 2009, an impairment analysis of intangible assets and goodwill was performed in accordance with FASB Statements No. 142 and 144.  As a result, non-cash charges were recorded in 2009 related to the impairment of certain intangible assets and goodwill of $58.9 million and $190.7 million, respectively.  The impairment charges related to intangible assets and goodwill were the result of their carrying value exceeding their fair market value as a result of declining sales and current market conditions.  The impairment charges for Over-the-Counter, Household and Personal Care segments were $166.6 million, $81.3 million and $1.7 million respectively.  No impairment charges were recorded in 2008.

Interest Expense
Net interest expense was $28.4 million during 2009 versus $37.4 million in 2008.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 8.6% for 2008 to 7.2% for 2009, while the average indebtedness decreased from $437.3 million during 2008 to $394.8 million for 2009.

Income Taxes
The benefit for income taxes during 2009 was $9.2 million versus a provision for income taxes of $20.3 million in 2008.  The effective income tax rates were (4.7%) and 37.9% for 2009 and 2008, respectively.  The 2009 tax rate includes a tax benefit of $29.5 million related the impairment charges of intangible assets and goodwill recorded during the period.

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

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased by $9.0 million, or 5.1%, for 2008 versus 2007.  The revenue increase was primarily due to the acquisition of the Wartner brand in September 2006 and the launch of Murine Earigate, a new product that helps prevent earwax build-up with its patented reverse spray technology.  Excluding the impact of the Wartner acquisition, revenues increased by 2.1% for the year.  Revenue increases from Murine Earigate, Clear Eyes, New-Skin, Dermoplast and Compound W were partially offset by decreases in Chloraseptic, The Doctor’s NightGuard Dental Protector and Little Remedies.  Clear Eyes and New-Skin’s revenue increases were the result of increased consumer consumption and distribution gains.  Dermoplast’s revenue increase was due to improved consumer consumption.  Compound W revenues were up primarily due to lower promotional allowances as gross shipments were flat due to softness in the cryogenic sub-segment of the wart category.  Chloraseptic’s revenue decreased due to weaker consumer consumption as a result of the decline in the number of sore throat incidences nationwide versus 2007.  The Doctor’s NightGuard Dental Protector revenue decreased as a result of increased competition in the bruxism category.  Little Remedies’ revenue declined due to a $1.7 million increase in the allowance for returns, as well as lost sales in connection with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007.

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

General and Administrative
General and administrative expenses were $31.4 million for 2008 versus $28.4 million for 2007.  Higher professional fees associated with the termination of a product distribution agreement for the Company’s cryosurgical wart removal product, as well as protective actions initiated by the Company in connection with The Doctor’s NightGuard Dental Protector intellectual property were partially offset by lower professional fees related primarily to efficiencies gained in the area of Sarbanes-Oxley compliance.

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

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.  Since our Revolving Credit Facility expired in April 2009 and due to the uncertain credit markets, the Company has increased its cash reserves by an additional $30.0 million to provide an additional margin of liquidity.

	Year Ended March 31
(In thousands)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$66,679	$44,989	$71,899
Investing activities	(4,672)	(537)	(31,051)
Financing activities	(32,904)	(52,132)	(35,290)

Fiscal 2009 compared to fiscal 2008
Operating Activities
Net cash provided by operating activities was $66.7 million for 2009 compared to $45.0 million for 2008.  The $21.7 million increase in net cash provided by operating activities was primarily the result of the following:

•	A decrease of net income, net of adjustments for the impact of the charge for the impairment of goodwill and intangible assets of $600,000 from $33.9 million for 2008 to $33.3 million for 2009,
•
A change in the components of operating assets and liabilities of $22.1 million as a result of net operating assets and liabilities decreasing by $7.9 million in 2009 compared to an increase of $14.2 million in 2008, and

•	An increase in non-cash expenses of $731,000 from $15.2 million for 2008 to $15.9 million for 2009.

As a result of the late cough/cold season and the timing of our March 2008 price increase, accounts receivable increased $9.1 million at March 31, 2008 versus March 31, 2007, while at March 31, 2009, accounts receivable were $8.2 million less than those reported at March 31, 2008.

Consistent with 2008, the Company’s cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and stock-based compensation, as well as the 2009 goodwill and intangible impairments.

Investing Activities
Net cash used for investing activities was $4.7 million for 2009 compared to $537,000 for 2008.  The net cash used for investing activities in 2009 was primarily for the settlement of purchase price contingencies associated with the 2006 acquisition of Wartner USA, B.V., while during 2008, net cash used for investing activities was for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $32.9 million for 2009 compared to $52.1 million for 2008.  Due to the expiration of the Company’s revolving line of credit, general economic conditions and the state of the credit markets, the Company limited its debt repayments during the latter half of 2009 to only scheduled maturities until it had accumulated an additional $30.0 million in operating funds.  During 2009, the Company repaid $29.3 million of indebtedness in excess of normal maturities with cash generated from operations, while during 2008 such repayments amounted to $48.6 million.  This reduced our outstanding indebtedness to $378.3 million at March 31, 2009 from $463.3 million at March 31, 2007.

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

Capital Resources

As of March 31, 2009, we had an aggregate of $378.3 million of outstanding indebtedness, which consisted of the following:

•	$252.3 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At March 31, 2009, an aggregate of $252.3 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 2.77%.

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  While the Company does not enter into derivative financial instruments for trading purposes, all of the Company’s derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  The Company accounts for these financial instruments as cash flow hedges.

In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million, the terms of which were as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or current liabilities at the balance sheet date.  At March 31, 2009 and 2008 the fair values of the interest rate swap were $2.2 million and $1.5 million, respectively.  Such amounts were included in other current liabilities.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.25 to 1.0 for the quarter ended March 31, 2009, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 3.00 to 1.0 for the quarter ended March 31, 2009, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended March 31, 2009, and for each quarter thereafter until the quarter ending March 31, 2011.

At March 31, 2009, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.

At March 31, 2009, we had $60.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities; however, this facility expired in April 2009.  Additionally, we have $252.3 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We are obligated to make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.  Our ability to borrow an additional $200.0 million pursuant to our Senior Credit Facility under the Tranche B Term Loan Facility expired during the three month period ended June 30, 2008.

As a result of the current economic environment and the state of the credit markets, the Company established and reached its goal of enhancing its liquidity position and used its strong cash flow generated from operations to build its cash reserves.  Management estimated that cash reserves of approximately $30.0 million would be sufficient to provide adequate liquidity, allowing the Company to meet its current and future obligations as they come due.  As a consequence of this action, management made repayments against outstanding indebtedness of $29.3 million in excess of scheduled maturities through March 31, 2009 compared to $48.6 million during 2008.  While management intends to replace these credit facilities during the ensuing year, the uncertainties of the credit markets could impede our ability to do so.  As an example, the following factors could influence the amounts available to us and the interest rates associated with such a refinancing:

•	A deterioration of the Company’s earnings and its strong cash flows from operations,

•	Prevailing interest rates in the market for similar offerings by companies with comparable credit ratings,

•	Total amount borrowed and the Company’s intended use of such proceeds,

•	Ratio of amounts bearing fixed and variable rates of interest,

•	Ratio of amounts raised through a bond offering compared to a syndicated bank facility, and

•	Total amount outstanding at the time, giving effect to the Company’s ability to repay principal in excess of stated maturities.

In the current credit environment, management would expect the average interest rate associated with such a refinancing to be in excess of the Company’s current average borrowing rate of 4.93%.  However, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Commitments

As of March 31, 2009, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$378.3	$3.6	$248.7	$126.0	$--
Interest on long-term debt (1)	49.4	18.6	30.3	0.5	--
Purchase obligations:
Inventory costs (2)	64.2	41.5	15.1	2.3	5.3
Other costs (3)	1.9	1.9	--	--	--
Operating leases	3.2	0.8	1.2	1.2	--
Total contractual cash obligations	$497.0	$66.4	$295.3	$130.0	$5.3

(1)
Represents the estimated interest obligations on the outstanding balances of the Tranche B Term Loan Facility and Senior Subordinated Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 4.93%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.  If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $2.5 million, in the first year.  However, given the contractual obligation pursuant to the interest rate swap agreement, the impact of a one percentage point increase would be $3.3 million.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as, certain petroleum based raw materials and packaging material.  Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

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

We are exposed to changes in interest rates because our senior credit facility is variable rate debt.  Interest rate changes generally do not affect the market value of the senior credit facility, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2009 we had variable rate debt of approximately $252.3 million related to our Tranche B term loan.

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

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The fair value of the interest rate swap agreement of $2.2 million was included in current liabilities at March 31, 2009.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ending March 31, 2010 of approximately $3.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making its assessment, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO Criteria”).

Based on our assessment utilizing the COSO Criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears at page F-1 and is incorporated in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.

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

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2009
Consolidated Balance Sheets at March 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2009
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2009
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
Date: June 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK PETTIE	Chairman of the Board and Chief Executive Officer	June 15, 2009
Mark Pettie	(Principal Executive Officer)

/s/ PETER J. ANDERSON	Chief Financial Officer	June 15, 2009
Peter J. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ L. DICK BUELL	Director	June 15, 2009
L. Dick Buell

/s/ JOHN E. BYOM	Director	June 15, 2009
John E. Byom

/s/ GARY E. COSTLEY	Director	June 15, 2009
Gary E. Costley

/s/ DAVID A. DONNINI	Director	June 15, 2009
David A. Donnini

/s/ RONALD B. GORDON	Director	June 15, 2009
Ronald B. Gordon

/s/ VINCENT J. HEMMER	Director	June 15, 2009
Vincent J. Hemmer

/s/ PATRICK M. LONERGAN	Director	June 15, 2009
Patrick M. Lonergan

/s/ PETER C. MANN	Director	June 15, 2009
Peter C. Mann

/s/ RAYMOND P. SILCOCK	Director	June 15, 2009
Raymond P. Silcock

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 15, 2009

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations

	Year Ended March 31
(In thousands, except per share data)	2009	2008	2007
Revenues
Net sales	$310,505	$324,621	$316,847
Other revenues	2,210	1,982	1,787
Total revenues	312,715	326,603	318,634

Cost of Sales
Cost of sales	149,445	158,096	153,147
Gross profit	163,270	168,507	165,487

Operating Expenses
Advertising and promotion	38,099	34,665	32,005
General and administrative	31,888	31,414	28,416
Depreciation and amortization	11,219	11,014	10,384
Impairment of goodwill and intangible assets	249,590	--	--
Total operating expenses	330,796	77,093	70,805

Operating income (loss)	(167,526)	91,414	94,682

Other (income) expense
Interest income	(143)	(675)	(972)
Interest expense	28,579	38,068	40,478
Miscellaneous	--	(187)	--
Total other (income) expense	28,436	37,206	39,506

Income (loss) before income taxes	(195,962)	54,208	55,176

Provision (benefit) for income taxes	(9,186)	20,289	19,098
Net income (loss)	$(186,776)	$33,919	$36,078

Basic earnings (loss) per share	$(3.74)	$0.68	$0.73
Diluted earnings (loss) per share	$(3.74)	$0.68	$0.72

Weighted average shares outstanding: Basic	49,935	49,751	49,460
Diluted	49,935	50,039	50,020

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31
Assets	2009	2008
Current assets
Cash and cash equivalents	$35,181	$6,078
Accounts receivable	36,025	44,219
Inventories	26,977	29,696
Deferred income tax assets	4,022	3,066
Prepaid expenses and other current assets	1,358	2,316
Total current assets	103,563	85,375

Property and equipment	1,367	1,433
Goodwill	114,240	308,915
Intangible assets	577,609	646,683
Other long-term assets	4,602	6,750

Total Assets	$801,381	$1,049,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,050	$20,539
Accrued interest payable	5,371	5,772
Other accrued liabilities	7,255	8,030
Current portion of long-term debt	3,550	3,550
Total current liabilities	34,226	37,891

Long-term debt	374,787	407,675
Other long-term liabilities	--	2,377
Deferred income tax liabilities	97,983	122,140

Total Liabilities	506,996	570,083

Commitments and Contingencies – Note 15

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	--	--
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,060 shares at March 31, 2009 and 2008	501	501
Additional paid-in capital	382,803	380,364
Treasury stock, at cost – 124 shares and 59 shares at March 31, 2009 and 2008, respectively	(63)	(47)
Accumulated other comprehensive income (loss)	(1,334)	(999)
Retained earnings (deficit)	(87,522)	99,254
Total stockholders’ equity	294,385	479,073

Total Liabilities and Stockholders’ Equity	$801,381	$1,049,156
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances at March 31, 2006	50,056	$501	$378,570	18	$(30)	$1,109	$29,257	$409,407

Stock-based compensation	4	--	655	--	--	--	--	655

Purchase of common stock for treasury	--	--	--	37	(10)	--	--	(10)

Components of comprehensive income
Net income	--	--	--	--	--	--	36,078	36,078
Amortization of interest rate caps reclassified into earnings, net of income tax expense of $429	--	--	--	--	--	678	--	678
Unrealized loss on interest rate caps, net of income tax benefit of $931	--	--	--	--	--	(1,474)	--	(1,474)
Total comprehensive income	--	--	--	--	--	--	--	35,282

Balances at March 31, 2007	50,060	501	379,225	55	(40)	313	65,335	445,334

Stock-based compensation	--	--	1,139	--	--	--	--	1,139

Purchase of common stock for treasury	--	--	--	4	(7)	--	--	(7)

Components of comprehensive income
Net income	--	--	--	--	--	--	33,919	33,919
Amortization of interest rate caps reclassified into earnings, net of income tax expense of $228	--	--	--	--	--	373	--	373
Unrealized loss on interest rate caps, net of income tax benefit of $458	--	--	--	--	--	(738)	--	(738)
Unrealized loss on interest rate swap, net of income tax benefit of $580	--	--	--	--	--	(947)	--	(947)
Total comprehensive income	--	--	--	--	--	--	--	32,607

Balances at March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals

Balances at March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

Stock-based compensation	--	--	2,439	--	--	--	--	2,439

Purchase of common stock for treasury	--	--	--	65	(16)	--	--	(16)

Components of comprehensive loss
Net loss	--	--	--	--	--	--	(186,776)	(186,776)
Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	--	--	--	--	--	53	--	53
Unrealized loss on interest rate caps, net of income tax benefit of $238	--	--	--	--	--	(388)	--	(388)
Total comprehensive loss	--	--	--	--	--	--	--	(187,111)
Balances at March 31, 2009	50,060	$501	$382,803	124	$(63)	$(1,334)	$(87,522)	$294,385

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31
	2009	2008	2007
(In thousands)
Operating Activities
Net income (loss)	$(186,776)	$33,919	$36,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,219	11,014	10,384
Amortization of financing costs	2,233	3,007	3,257
Impairment of goodwill and intangible assets	249,590	--	--
Deferred income taxes	(19,955)	10,096	9,662
Stock-based compensation costs	2,439	1,139	655
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	8,193	(9,052)	4,875
Inventories	2,719	477	4,292
Prepaid expenses and other assets	458	(381)	(1,235)
Accounts payable	(2,265)	(975)	(186)
Other accrued liabilities	(1,176)	(4,255)	4,117
Net cash provided by operating activities	66,679	44,989	71,899

Investing Activities
Purchases of equipment	(481)	(488)	(540)
Purchases of intangible assets	--	(33)	--
Business acquisition purchase price adjustments	(4,191)	(16)	750
Purchases of businesses, net	--	--	(31,261)
Net cash used for investing activities	(4,672)	(537)	(31,051)

Financing Activities
Repayment of notes	(32,888)	(52,125)	(35,280)
Redemption of equity interests	(16)	(7)	(10)
Net cash used for financing activities	(32,904)	(52,132)	(35,290)

Increase (decrease) in cash	29,103	(7,680)	5,558
Cash - beginning of year	6,078	13,758	8,200

Cash - end of year	$35,181	$6,078	$13,758

Supplemental Cash Flow Information
Purchases of Businesses
Fair value of assets acquired, net of cash acquired	$--	$--	$42,115
Fair value of liabilities assumed	--	--	(10,854)
Cash paid to purchase businesses	$--	$--	$31,261

Interest paid	$26,745	$36,840	$37,234
Income taxes paid	$9,844	$9,490	$11,751
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior credit facility and the senior subordinated notes more fully described in Note 9 to the consolidated financial statements.

Basis of Presentation
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  All significant intercompany transactions and balances have been eliminated in consolidation.  The Company’s fiscal year ends on March 31st of each year.  References in these consolidated financial statements or notes to a year (e.g., “2009”) means the Company’s fiscal year ended on March 31st of that year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.  As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Leasehold improvements are amortized over the lesser of the term of the lease or 5 years.

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

Indefinite lived intangible assets are tested for impairment at least annually; however, at each reporting period an evaluation is made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $23.5 million for 2009 and $24.3 million for each of 2008 and 2007.

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

The Company is subject to taxation in the US, various state and foreign jurisdictions.  The Company remains subject to examination by tax authorities for years after 2004.

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

Recently Issued Accounting Standards
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position No. 107-1”) which requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, Staff Position No. 107-1 involves only enhanced disclosures and will not have any impact on the Company’s financial position, results from operations or cash flows.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“Staff Position FAS 115-2”) which modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.  Effective April 1, 2009, the implementation of Staff Position No. 115-2 will not have any impact on the Company’s financial position, results from operations or cash flows.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of Statement No. 161 involves enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

In December 2007, the FASB ratified Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements.  EITF 07-01 is effective for fiscal years beginning after December 15,

2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date.  The adoption of EITF 07-01 on April 1, 2009 will not have any impact on the Company’s financial position, results from operations or cash flows at that date.  However, the future impact on the Company’s financial, results from operations and cash flows is dependent on the nature, terms and size of any collaborative arrangements that the Company may initiate.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”), as amended by FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R), as amended, requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R), as amended, is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to GAAP.  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on November 14, 2007, the FASB deferred the effective date of Statement No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  The application of Statement No. 157 is not expected to have a material effect on the Company’s consolidated financial statements as it relates to the non-financial assets and liabilities.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Acquisition of Businesses

Acquisition of Wartner USA B.V.
On September 21, 2006, the Company completed the acquisition of the ownership interests of Wartner USA B.V., the owner of the Wartner brand of over-the-counter wart treatment products.  The Company expects that the Wartner brand, which is the #3 brand in the United States over-the-counter wart treatment category, along with the acquired technology, will continue to enhance the Company’s leadership in the category.  Additionally, the Company believes that the brand will continue to benefit from a targeted advertising and marketing program, as well as the Company’s business model of outsourcing manufacturing and the elimination of redundant operations.  The results from operations of the Wartner brand have been included within the Company’s consolidated financial statements as a component of the over-the-counter healthcare segment commencing September 21, 2006.

The purchase price of the ownership interests was approximately $31.2 million, including fees and expenses of the acquisition of $216,000 and the assumption of approximately $5.0 million of contingent payments, with an estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011.  The Company funded the cash acquisition price from operating cash flows.  During 2009, the Company paid the former owner $4.0 million in full satisfaction of all obligations due to such former owner.

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

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	March 31
	2009	2008

Accounts receivable	$37,521	$44,918
Other receivables	1,081	1,378
	38,602	46,296
Less allowances for discounts, returns and uncollectible accounts	(2,577)	(2,077)

	$36,025	$44,219

4.	Inventories

Inventories consist of the following (in thousands):
	March 31
	2009	2008

Packaging and raw materials	$1,978	$2,463
Finished goods	24,999	27,233

	$26,977	$29,696

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million at March 31, 2009 and 2008.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):
	March 31
	2009	2008

Machinery	$1,556	$1,516
Computer equipment	1,021	627
Furniture and fixtures	239	205
Leasehold improvements	357	344
	3,173	2,692

Accumulated depreciation	(1,806)	(1,259)

	$1,367	$1,433

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Balance – March 31, 2007	$235,647	$72,549	$2,751	$310,947

Acquisition purchase price adjustments	(2,032)	--	--	(2,032)

Balance – March 31, 2008	233,615	72,549	2,751	308,915

Acquisition purchase price adjustments	(3,988)	--	--	(3,988)
Impairments	(125,527)	(65,160)	--	(190,687)

Balance – March 31, 2009	$104,100	$7,389	$2,751	$114,240

At March 31, 2009, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $190.7 million to adjust the carrying amounts of goodwill related to several reporting units within the over-the-counter healthcare and household cleaning segments to their fair values as determined by use of a discounted cash flow methodology.  This discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  However, we did consider the Company’s market capitalization at March 31, 2009, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  These charges were a consequence of the challenging economic environment experienced in 2008 and thus far in 2009, the dislocation of the debt and equity markets, and contracting consumer demand for the Company’s product offerings.  Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Year Ended March 31, 2009
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2008	$544,963	$139,503	$196	$684,662

Additions	--	500	--	500
Deletions	--	--	(38)	(38)
Impairments	(44,787)	(14,116)	--	(58,903)

Balance – March 31, 2009	$500,176	$125,887	$158	$626,221

Accumulated Amortization
Balance – March 31, 2008	$--	$37,838	$141	$37,979

Additions	--	10,632	39	10,671
Deletions	--	--	(38)	(38)

Balance – March 31, 2009	$--	$48,470	$142	$48,612

	Year Ended March 31, 2008
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2007	$544,963	$139,470	$196	$684,629

Additions	--	33	--	33

Balance – March 31, 2008	$544,963	$139,503	$196	$684,662

Accumulated Amortization
Balance – March 31, 2007	$--	$27,375	$97	$27,472

Additions	--	10,463	44	10,507

Balance – March 31, 2008	$--	$37,838	$141	$37,979

In a manner similar to goodwill, the Company completed a test for impairment of its intangible assets.  Accordingly, the Company recorded an impairment charge aggregating $58.9 million to the over-the-counter healthcare and household cleaning segments as facts and circumstances indicated that the carrying values of the assets exceeded their fair values and may not be recoverable.

At March 31, 2009, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending March 31
2010	$8,211
2011	8,195
2012	8,028
2013	8,028
2014	7,388
Thereafter	37,583

$77,433

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31
	2009	2008

Accrued marketing costs	$3,519	$4,136
Accrued payroll	750	2,845
Accrued commissions	312	464
Accrued income taxes	679	--
Accrued professional fees	1,906	338
Other	89	247

	$7,255	$8,030

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	March 31
	2009	2008
Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At March 31, 2009, the average interest rate on the Tranche B Term Loan Facility was 2.77%.  The interest rate is adjusted either monthly or quarterly at the Company’s option.  Principal payments of $887,500 plus accrued interest are payable quarterly.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.
	$252,337	$285,225

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
	126,000	126,000

	378,337	411,225
Current portion of long-term debt	(3,550)	(3,550)

	$374,787	$407,675

The Company’s senior revolving credit facility that was available for maximum borrowings of $60.0 million expired on April 6, 2009.  The Tranche B Term Loan Facility contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Tranche B Term Loan Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Tranche B Term Loan Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At March 31, 2009, the Company was in compliance with its applicable financial and other covenants under the Tranche B Term Loan Facility and the Indenture.

Future principal payments required in accordance with the terms of the Tranche B Term Loan Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending March 31
2010	$3,550
2011	3,550
2012	245,237
2013	126,000

$378,337

10.	Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  At March 31, 2009, the outstanding obligation under the Company’s variable rate Tranche B Term Loan Facility was $252.3 million.  While the Company does not enter into derivative financial instruments for trading purposes, all of the Company’s derivatives are over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  The Company is accounting for the interest rate cap and swap agreements as cash flow hedges.

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

Based upon the above, the following fair value hierarchy was created:

Level 1 –	Quoted market prices for identical instruments in active markets,

Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 –	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows:

		Fair Value Measurements at March 31, 2009
(In Thousands) Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$2,152	$--	$2,152	$--

A summary of the fair value of the Company’s derivatives instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Income Statement Account Gains/ Losses Charged	Amounts Recognized In Income	Amount Gains (Losses) Recognized In OCI

Interest Rate Cap(1)	N/A	$50,000	$--	Interest Expense	$85	$--

Interest Rate Swap	Accounts Payable	125,000	(2,152)	Interest Expense	480	(1,105)

(1) The final tranche with a notional amount of $50.0 million expired on May 30, 2008.

The Company recorded a charge to interest expense of $480,000 during 2009 in connection with this interest rate swap agreement.  Additionally, the Company estimates that during the year ending March 31, 2010, it will recognize approximately $2.7 million in interest expense.

At March 31, 2009 and 2008, the fair values of the interest rate swap were $2.2 million and $1.5 million, respectively.  Such amounts were included in current liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.  The changes in the fair value of this interest rate swap are recorded in Accumulated Other Comprehensive Income in the balance sheet due to its designation as a cash flow hedge.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At March 31, 2009, the carrying value of the Tranche B Term Loan Facility was $252.3 million.  The terms of the facility provide that the interest rate is adjusted, at the Company’s option, on either a monthly or quarterly basis, to the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  The market value of the Company’s Tranche B Term Loan Facility was approximately $244.8 million.  At March 31, 2009, the carry value of the Company’s 9.25% Senior Subordinate Notes was $126.0 million with a market value of approximately $119.7 million.  The market values have been determined from market transactions in the Company’s debt securities.

11.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through March 31, 2009.

During 2009, 2008 and 2007, the Company repurchased 65,000, 4,000 and 6,000 shares, respectively, of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements.  The 2009 purchases were at an average price of $0.24 per share while the 2008 and 2007 purchases were at an average purchase price of $1.70 per share.  Additionally, during 2007, the Company recovered 30,888 shares of restricted stock upon the departure of a former member of management.  All of such shares have been recorded as treasury stock.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Year Ended March 31
	2009	2008	2007
Numerator
Net income	$(186,776)	$33,919	$36,078

Denominator
Denominator for basic earnings per share	49,935	49,751	49,460

Dilutive effect of unvested restricted common stock and stock appreciation rights issued to employees and directors	--	288	560

Denominator for diluted earnings per share	49,935	50,039	50,020

Earnings per Common Share:
Basic	$(3.74)	$0.68	$0.73

Diluted	$(3.74)	$0.68	$0.72

At March 31, 2009, 183,000 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Additionally, at March 31, 2009, there were options to purchase 663,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At March 31, 2008, 314,000 restricted shares issued to employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, at March 31, 2008, 324,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  Lastly, at March 31, 2008, there were options to purchase 254,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At March 31, 2007, 373,000 restricted shares issued to employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, at March 31, 2007, 254,000 shares of restricted stock granted to management and employees, as well as 16,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.  There were no stock options outstanding at March 31, 2007.

13.	Share-Based Compensation

In connection with the Company’s initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“Plan”) which provides for the grant, to a maximum of 5.0 million shares, of restricted stock, stock options, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.

During 2009, net compensation costs charged against income and the related income tax benefit recognized were $2.4 million and $924,000, respectively.  During the year management determined that the Company would not meet the performance goals associated with the grants of stock to management and employees in May 2007 and 2008.  In accordance with Statement 123(R), management reversed previously recorded stock compensation costs of $705,000 and $193,000 related to the May 2007 and May 2008 grants, respectively.

During 2008, net compensation costs charged against income, and the related tax benefits recognized were $1.1 million and $433,000, respectively.  During the year management determined that the Company would not meet the performance goals associated with the grants of restricted stock to management and employees in October 2005, July 2006 and May 2007.  Therefore, management reversed previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including revenue and either earnings before income taxes, depreciation and amortization or earnings per share growth targets, or the attainment of certain time vesting thresholds.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair values during 2009, 2008 and 2007 were $10.85, $12.52 and $9.83, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2006	198.0	$12.32

Granted	156.5	9.83
Vested	(13.1)	10.67
Forfeited	(47.0)	12.47
Nonvested at March 31, 2007	294.4	11.05

Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(76.9)	12.35
Nonvested at March 31, 2008	484.7	11.78

Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(415.9)	11.55
Nonvested at March 31, 2009	342.4	$11.31

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during 2009 and 2008 were $5.04 and $5.30, respectively.  There were no options granted during 2007.

	Year Ended March 31
	2009	2008
Expected volatility	43.3%	33.2%
Expected dividends	--	--
Expected term in years	6.0	6.0
Risk-free rate	3.2%	4.5%

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2006	61.8	$12.95	4.3	$--

Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	(61.8)	12.95	4.3	--
Outstanding at March 31, 2007	--	--	--	--

Granted	255.1	12.86	10.0	--
Exercised	--	--		--
Forfeited or expired	(1.6)	12.86	9.2	--
Outstanding at March 31, 2008	253.5	12.86	9.2	--

Granted	413.2	10.91	10.0	--
Exercised	--	--	--	--
Forfeited or expired	(4.1)	11.83	9.2	--
Outstanding at March 31, 2009	662.6	11.65	8.8	--

Exercisable at March 31, 2009	83.9	$12.86	8.1	$--

Since the exercise price of the options exceeded the Company’s closing stock price of $5.18 at March 31, 2009 and $8.18 at March 31, 2008, the aggregate intrinsic value of outstanding options was $0 at both March 31, 2009 and 2008.

Stock Appreciation Rights (“SARS”)
During 2007, the Board of Directors granted SARS to a group of selected executives; however, there were no SARS granted during 2008 or 2009.  The terms of the SARS provide that on the vesting date, the executive will receive the excess of the market price of the stock award over the market price of the stock award on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

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

Year Ended March 31, 2007
Expected volatility	50.00%
Expected dividend	--
Expected term in years	2.75
Risk-free rate	5.00%

A summary of SARS activity under the Plan is as follows:

SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Granted – July 1, 2006	16.1	$9.97	2.0	$--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2007	16.1	9.97	2.0	30,300

Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2008	16.1	9.97	1.0	--

Granted	--	--	--	--
Forfeited or expired	(16.1)	(9.97)	--	--
Outstanding at March 31, 2009	--	$--	--	$--

Exercisable at March 31, 2009	--	$--	--	$--

At March 31, 2009, 2008 and 2007, there were $3.2 million, $2.6 million and $1.4 million, of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 2.5 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during 2009, 2008 and 2007, was $325,000, $277,000, and $104,000, respectively.  There were no options exercised during 2009, 2008 or 2007; hence there were no tax benefits realized during these periods.  At March 31, 2009, there were 3.9 million shares available for issuance under the Plan.

14.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended March 31
	2009	2008	2007

Current
Federal	$9,284	$8,599	$7,547
State	1,266	1,208	1,739
Foreign	218	386	150
Deferred
Federal	(17,606)	8,851	10,391
State	(2,348)	1,245	(729)

	$(9,186)	$20,289	$19,098

The principal components of the Company’s deferred tax balances are as follows (in thousands):

	March 31
	2009	2008
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$1,152	$966
Inventory capitalization	574	538
Inventory reserves	553	577
Net operating loss carryforwards	747	951
Property and equipment	8	78
State income taxes	4,125	4,951
Accrued liabilities	315	364
Interest rate derivative instruments	818	612
Other	1,511	669

Deferred Tax Liabilities
Intangible assets	(103,764)	(128,780)

	$(93,961)	$(119,074)

At March 31, 2009, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.1 million which may be used to offset future taxable income of the consolidated group and begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31
(In thousands)	2009		2008		2007

		%		%		%
Income tax provision at statutory rate	$(68,586)	(35.0)	$18,973	35.0	$19,312	35.0
Foreign tax provision	83	--	16	--	(69)	(0.1)
State income taxes, net of federal income tax benefit	(5,467)	(2.8)	1,284	2.4	2,029	3.7
Increase (decrease) in net deferred tax liability resulting from an increase (decrease) in the effective state tax rate	--	--	--	--	(2,200)	(4.0)
Goodwill	64,770	33.1	--	--	--	--
Other	14	--	16	--	26	--
Provision for income taxes	$(9,186)	(4.7)	$20,289	37.4	$19,098	34.6

Uncertain tax liability activity is as follows:

	2009	2008
(In thousands)
Balance – beginning of year	$--	$--
Additions based on tax positions related to the current year	225	--
Balance – end of year	$225	$--

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year.

15.	Commitments and Contingencies

Securities Class Action Litigation

The Company and certain of its officers and directors are defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).  The first of the six consolidated cases was filed on August 3, 2005.  Plaintiffs purport to represent a class of stockholders of the Company who purchased shares from February 9, 2005 through November 15, 2005 (the “Class Period”).  Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  The District Court has appointed a Lead Plaintiff.  On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.  The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market.  Plaintiffs seek an unspecified amount of damages.  The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006.  On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934.

On June 1, 2007, a hearing before the Court was held regarding Plaintiffs’ pending motion for class certification in the Consolidated Action.  On September 4, 2007, the United States District Court for the Southern District of New York issued an Order certifying a class consisting of all persons who purchased the Company’s common stock pursuant, or traceable to, the Company’s initial public offering during the Class Period and were damaged thereby.

On January 16, 2009, the Court ordered that notice of the pending class action lawsuit be sent to all persons who purchased the Company’s common stock during the Class Period pursuant or traceable to the Company’s initial public offering.  In March 2009, the notice of class action lawsuit was mailed.  The defendants and the lead plaintiffs have reached an agreement in principle to settle the class action lawsuit without any admission of liability by the defendants, subject to the execution of appropriate settlement documents and court approval.  It is expected that the settlement funds will come entirely out of insurance proceeds.  If approved, the settlement would result in dismissal of all claims against us, our officers and directors and the other defendants in the action with prejudice.  If the settlement is not completed, then the parties may attempt to reach agreement on another settlement or resume the litigation.

DenTek Litigation

In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s NightGuard Dental Protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. ("CDS") as additional defendants in this action and added other claims to the previously filed complaint.  Kaplan and Duane were formerly employed by the Company and CDS, a corporation controlled by Duane.  In the Second Amended Complaint, the Company has asserted claims for patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction, asking the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Duane or Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.  Discovery requests have been served by the parties and discovery is ongoing.  The Court has ordered the Company’s motion for a preliminary injunction to be held in abeyance pending a determination of the motions to dismiss.

On September 30, 2008, after considering the defendants' motions to dismiss, the Company's responses (including a motion to strike the motions to dismiss) and the Magistrate's Report and Recommendations, the Court granted in part and denied in part the defendants’ Motions to Dismiss, with the following claims being dismissed without prejudice: (1) breach of the Proprietary Information and Inventions Agreement (“PIIA”) against Duane; (2) breach of the PIIA against Kaplan; (3) tortious interference with contractual relations against DenTek; (4) tortious interference with contractual relations against Duane; and (5) tortious interference with advantageous business relationship/economic advantage against all defendants.  The Court denied the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and CDS.  The following claims included in the Company’s Second Amended Complaint remain in the action: (1) patent, trademark and copyright infringement against DenTek; (2) unjust enrichment against DenTek; (3) violation of a New York consumer protection statute against DenTek; (4) breach of the consulting agreement against Duane; (5) breach of the PIIA against CDS; (6) breach of the release against Kaplan and Duane; and (7) trade secret misappropriation against DenTek, Kaplan, Duane and CDS.

In October 2008, DenTek, Kaplan, Duane and CDS filed Answers to the Second Amended Complaint.  In their Answers, each of DenTek, Duane and CDS has asserted counterclaims against the Company.  DenTek’s counterclaims allege false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s® NightGuard™ Classic™ dental protector.  Duane’s counterclaim is a contractual indemnity claim seeking to recover attorneys’ fees pursuant to the release between Duane and Dental Concepts LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc., plaintiff in the DenTek litigation and another wholly-owned subsidiary of Prestige Brands Holdings, Inc.  CDS’s counterclaim alleges a breach of the consulting agreement between CDS and Dental Concepts.

In November 2008, in response to the counterclaims filed against the Company by DenTek, Duane and CDS, the Company filed a Motion to Dismiss and Strike the counterclaims made by DenTek, which motion is currently pending before the Court.  The Company is also continuing with its discovery efforts for the remaining causes of action.  However, on March 24, 2009, Duane submitted a petition for a Chapter 7 bankruptcy with the United States Bankruptcy Court for the District of Nevada which automatically stayed the DenTek litigation in which Duane is a defendant.  The Company is pursuing on an expedited basis the lifting of the automatic stay and, on April 23, 2009, filed a Motion for Relief from the Automatic Stay to Proceed with Pending Litigation (the DenTek litigation).

The Company’s management believes that the counterclaims asserted by DenTek, Duane and CDS are legally deficient and that it has meritorious defenses to the counterclaims.  The Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending March 31
2010	$676	$82	$758
2011	542	53	595
2012	559	34	593
2013	577	--	577
2014	596	--	596
Thereafter	50	--	50

	$3,000	$169	$3,169

Rent expense for 2009, 2008 and 2007 was $612,000, $597,000 and $565,000, respectively.

Purchase Commitments
The Company has entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of its household cleaning products.  Although the Company is committed under the supply agreement to pay the minimum amounts set forth in the table below, the Company estimates that it will purchase in excess of $270.0 million of the product during the term of the agreement.

(In thousands)
Year Ending March 31
2010	$7,034
2011	10,732
2012	4,372
2013	1,170
2014	1,127
Thereafter	5,347

$29,782

16.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During 2009, 2008 and 2007, approximately 59%, 58% and 57%, respectively, of the Company’s total sales were derived from its four major brands.  During 2009, 2008 and 2007, approximately 26%, 23% and 24%, respectively, of the Company’s net sales were made to one customer.  At March 31, 2009, approximately 23% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 81% of the Company’s gross sales for 2009 compared to 80% in 2008.  The Company does not have long-term contracts with manufacturers of product of approximately 28% of our gross sales for 2009 compared to 23% in 2009.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time for any reason, increase the cost we are charged for our products, or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Should one or more of our manufacturers stop producing product on our behalf or increase our costs in excess of our ability to increase our sales price, it could have a material adverse effect on our business, financial condition and results from operations.

17.	Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s operating and reportable segments consist of (i) Over-the-Counter Healthcare, (ii) Household Cleaning and (iii) Personal Care.

There were no inter-segment sales or transfers during any of the periods presented.  The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.  The table below summarizes information about the Company’s operating and reportable segments.

	Year Ended March 31, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$176,878	$113,923	$19,704	$310,505
Other revenues	97	2,092	21	2,210

Total revenues	176,975	116,015	19,725	312,715
Cost of sales	63,459	74,457	11,529	149,445

Gross profit	113,516	41,558	8,196	163,270
Advertising and promotion	29,695	7,625	779	38,099

Contribution margin	$83,821	$33,933	$7,417	125,171
Other operating expenses				43,107
Impairment of goodwill and intangibles				249,590

Operating loss				(167,526)
Other expenses				28,436
Income tax benefit				(9,186)

Net loss				$(186,776)

	Year Ended March 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$183,641	$119,224	$21,756	$324,621
Other revenues	51	1,903	28	1,982

Total revenues	183,692	121,127	21,784	326,603
Cost of sales	69,344	75,459	13,293	158,096

Gross profit	114,348	45,668	8,491	168,507
Advertising and promotion	26,188	7,483	994	34,665

Contribution margin	$88,160	$38,185	$7,497	133,842
Other operating expenses				42,428

Operating income				91,414
Other expenses				37,206
Provision for income taxes				20,289

Net income				$33,919

	Year Ended March 31, 2007
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$174,704	$117,249	$24,894	$316,847
Other revenues	--	1,787	--	1,787

Total revenues	174,704	119,036	24,894	318,634
Cost of sales	65,601	73,002	14,544	153,147

Gross profit	109,103	46,034	10,350	165,487
Advertising and promotion	24,201	6,679	1,125	32,005

Contribution margin	$84,902	$39,355	$9,225	133,482
Other operating expenses				38,800

Operating income				94,682
Other expenses				39,506
Provision for income taxes				19,098

Net income				$36,078

During 2009 and 2008, approximately 96% of the Company’s sales were made to customers in the United States and Canada, while during 2007 approximately 95% of the Company’s sales were made to customers in the United States and Canada.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2009, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the- Counter	Household	Personal
(In Thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite lived	345,467	154,709	--	500,176
Finite lived	67,564	--	9,869	77,433
	413,031	154,709	9,869	577,609

	$517,131	$162,098	$12,620	$691,849

18.	Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2009 and 2008 is as follows:

Year Ended March 31, 2009
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Total revenues	$73,534	$88,051	$80,278	$70,852
Cost of sales	34,272	41,792	37,817	35,564

Gross profit	39,262	46,259	42,461	35,288

Operating expenses
Advertising and promotion	7,319	13,638	11,428	5,714
General and administrative	7,973	9,363	8,311	6,241
Depreciation and amortization	2,756	2,757	2,760	2,946
Impairment of goodwill and intangible assets	--	--	--	249,590

	18,048	25,758	22,499	264,491

Operating income (loss)	21,214	20,501	19,962	(229,203)

Net interest expense	8,683	6,779	7,051	5,923

Income (loss) before income taxes	12,531	13,722	12,911	(235,126)

Provision (benefit) for income taxes	4,750	5,200	4,893	(24,029)

Net income (loss)	$7,781	$8,522	$8,018	$(211,097)

Net income (loss) per share:
Basic	$0.16	$0.17	$0.16	$(4.22)
Diluted	$0.16	$0.17	$0.16	$(4.22)

Weighted average shares outstanding:
Basic	49,880	49,924	49,960	49,976
Diluted	50,035	50,037	50,040	49,976

Year Ended March 31, 2008
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Total revenues	$78,611	$87,337	$80,222	$80,433
Cost of sales	37,322	42,770	38,783	39,221

Gross profit	41,289	44,567	41,439	41,212

Operating expenses
Advertising and promotion	7,786	11,017	9,572	6,290
General and administrative	7,646	10,184	6,209	7,375
Depreciation and amortization	2,751	2,756	2,753	2,754

	18,183	23,957	18,534	16,419

Operating income	23,106	20,610	22,905	24,793

Net interest expense	9,687	9,595	9,326	8,598

Income before income taxes	13,419	11,015	13,579	16,195

Provision for income taxes	5,099	4,186	5,160	5,844

Net income	$8,320	$6,829	$8,419	$10,351

Net income per share:
Basic	$0.17	$0.14	$0.17	$0.21
Diluted	$0.17	$0.14	$0.17	$0.21

Weighted average shares outstanding:
Basic	49,660	49,970	49,799	49,842
Diluted	50,038	50,046	50,035	50,037

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other		Balance at End of Year

Year Ended March 31, 2009
Reserves for sales returns and allowance	$2,052	$14,086		$(13,681)	$--		$2,457
Reserves for trade promotions	1,867	18,277		(17,704)	--		2,440
Reserves for consumer coupon redemptions	215	1,480		(1,398)	--		297
Allowance for doubtful accounts	25	130		(35)	--		120
Allowance for inventory obsolescence	1,445	2,215		(2,268)	--		1,392

Year Ended March 31, 2008
Reserves for sales returns and allowance	$1,753	$18,785	(1)	$(18,486)	$--		$2,052
Reserves for trade promotions	2,161	3,074		(3,368)	--		1,867
Reserves for consumer coupon redemptions	401	1,926		(2,112)	--		215
Allowance for doubtful accounts	35	124		(134)	--		25
Allowance for inventory obsolescence	1,854	1,404		(1,813)	--		1,445

Year Ended March 31, 2007
Reserves for sales returns and allowance	$1,868	$12,611		$(12,726)	$--		$1,753
Reserves for trade promotions	1,671	2,974		(2,484)	--		2,161
Reserves for consumer coupon redemptions	283	2,674		(2,556)	--		401
Allowance for doubtful accounts	100	100		(165)	--		35
Allowance for inventory obsolescence	1,019	3,096		(2,397)	136	(2)	1,854

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
4.4
Supplemental Indenture, dated as of October 6, 2004, among Vetco, Inc., Prestige Brands, Inc. and U.S. Bank, National Association (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

4.5
Second Supplemental Indenture, dated as of December 19, 2006, by and among Prestige Brands, Inc., U.S. Bank, National Association, Prestige Brands Holdings, Inc., Dental Concepts LLC and Prestige International Holdings, LLC (filed as Exhibit 4.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.1
Credit Agreement, dated April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.2
Form of Amendment No. 1 to the Credit Agreement, dated as of April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Documentation Agent (filed as Exhibit 10.1.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+

10.3
Pledge and Security Agreement, dated April 6, 2004, by Prestige Brands, Inc. and each of the Grantors party thereto, in favor of Citicorp North America, Inc. as Administrative Agent (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.4
Joinder Agreement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Pledge and Security Agreement, dated as of April 6, 2004, by Prestige Brands, Inc. and its subsidiaries and affiliates listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.5
Guaranty, dated as of April 6, 2004, by Prestige Brands International, LLC and each of the other entities listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.6
Guaranty Supplement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Guaranty, dated as of April 6, 2004, among Prestige Brands International, LLC and certain subsidiaries and affiliates of Prestige Brands, Inc. listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

10.7
Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.11 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.8
First Amendment and Acknowledgement to Securityholders Agreement, dated April 6, 2004, to the Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.12 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.9
Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.13 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.10
First Amendment and Acknowledgement to Registration Rights Agreement, dated April 6, 2004, to the Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC (now known as Prestige International Holdings, LLC), GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.14 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.11
Omnibus Consent and Amendment to Securityholders Agreement, Registration Rights Agreement, Senior Management Agreements and Unit Purchase Agreement, dated as of July 6, 2004 (filed as Exhibit 10.29.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on November 12, 2004).+

10.12
Form of Exchange Agreement by and among Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and the common unit holders listed on the signature pages thereto (filed as Exhibit 10.39 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+

10.13
Amended and Restated Employment Agreement, dated as of January 1, 2009, by and between Prestige Brands Holdings, Inc. and Mark Pettie (amended and restated solely for IRC 409A compliance purposes which amendments were not material to the prior employment agreement).*@

10.14
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Peter J. Anderson (filed as Exhibit 10.29.7 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.15
Executive Employment Agreement, dated as of January 17, 2006, between Prestige Brands Holdings, Inc. and Charles N. Jolly (filed as Exhibit 10.35 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2006).+@

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

10.20	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+#
10.21	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2005).+#
10.22	Form of Performance Share Grant Agreement (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+#
10.23	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.28 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+#
10.24	Form of Award Agreement for Restricted Stock Units.*#
10.25	Form of Director Indemnification Agreement.*@
10.26	Form of Officer Indemnification Agreement.*@
10.27
Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp. (filed as Exhibit 10.31 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+ †

10.28
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+ †

10.29
Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.33 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+ †

10.30
Amendment No. 1 dated April 30, 2003 to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+

10.31
Trademark License and Option to Purchase Agreement, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on September 12, 2005).+

10.32
Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+

10.33
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.34
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.35
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 11, 2008).+†

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