Form 10-Q
period 2009-06-30
Prestige Brands Holdings, Inc.
filed 2009-08-10
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐        No ☒

As of July 28, 2009, there were 49,936,277 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations – three month periods
	ended June 30, 2009 and 2008 (unaudited)	2
	Consolidated Balance Sheets – June 30, 2009 and March 31, 2009 (unaudited)	3
	Consolidated Statements of Cash Flows – three month periods ended
	June 30, 2009 and 2008 (unaudited)	4
	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

	Signatures	43

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have utilized the ® and TM symbols the first time each trademark or trade name appears in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands, except share data)	2009	2008
Revenues
Net sales	$72,608	$72,916
Other revenues	617	618
Total revenues	73,225	73,534

Costs of Sales
Costs of sales	34,374	34,272
Gross profit	38,851	39,262

Operating Expenses
Advertising and promotion	8,819	7,319
General and administrative	8,195	7,973
Depreciation and amortization	2,777	2,756
Total operating expenses	19,791	18,048

Operating income	19,060	21,214

Other (income) expense
Interest income	--	(73)
Interest expense	5,654	8,756
Total other (income) expense	5,654	8,683

Income before income taxes	13,406	12,531

Provision for income taxes	5,081	4,750
Net income	$8,325	$7,781

Basic earnings per share	$0.17	$0.16

Diluted earnings per share	$0.17	$0.16

Weighted average shares outstanding:
Basic	49,982	49,880
Diluted	50,095	50,035

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)
Assets	June 30, 2009	March 31, 2009
Current assets
Cash and cash equivalents	$36,151	$35,181
Accounts receivable	33,016	36,025
Inventories	26,449	26,977
Deferred income tax assets	4,221	4,022
Prepaid expenses and other current assets	2,810	1,358
Total current assets	102,647	103,563

Property and equipment	1,314	1,367
Goodwill	114,240	114,240
Intangible assets	574,982	577,609
Other long-term assets	4,122	4,602

Total Assets	$797,305	$801,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,482	$15,898
Accrued interest payable	2,460	5,371
Other accrued liabilities	12,897	9,407
Current portion of long-term debt	3,550	3,550
Total current liabilities	35,389	34,226

Long-term debt	357,787	374,787
Deferred income tax liabilities	100,664	97,983

Total Liabilities	493,840	506,996

Commitments and Contingencies – Note 15

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,060 shares at June 30, 2009 and March 31, 2009	501	501
Additional paid-in capital	383,474	382,803
Treasury stock, at cost - 124 shares at June 30, 2009 and March 31, 2009	(63)	(63)
Accumulated other comprehensive loss	(1,250)	(1,334)
Retained deficit	(79,197)	(87,522)
Total stockholders’ equity	303,465	294,385

Total Liabilities and Stockholders’ Equity	$797,305	$801,381
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30
(In thousands)	2009	2008
Operating Activities
Net income	$8,325	$7,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,777	2,756
Deferred income taxes	2,430	2,669
Amortization of deferred financing costs	480	622
Stock-based compensation	671	629
Changes in operating assets and liabilities
Accounts receivable	3,010	5,894
Inventories	528	885
Prepaid expenses and other current assets	(1,452)	(1,688)
Accounts payable	584	(1,077)
Income taxes payable	1,551	1,762
Accrued liabilities	(836)	(4,870)
Net cash provided by operating activities	18,068	15,363

Investing Activities
Purchases of equipment	(98)	(61)
Net cash used for investing activities	(98)	(61)

Financing Activities
Repayment of long-term debt	(17,000)	(15,000)
Purchase of common stock for treasury	--	(10)
Net cash used for financing activities	(17,000)	(15,010)

Increase in cash	970	292
Cash - beginning of period	35,181	6,078

Cash - end of period	$36,151	$6,370

Interest paid	$8,085	$11,302
Income taxes paid	$1,100	$75

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending March 31, 2010.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and the Company’s expectations, actual results could differ from those estimates.  As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Inventories
Inventories are stated at the lower of cost or fair value, with cost determined by using the first-in, first-out method.  The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $4.8 million and $5.5 million for each of the three month periods ended June 30, 2009 and 2008, respectively.

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

The Company is subject to taxation in the US and various state and foreign jurisdictions.  The Company remains subject to examination by tax authorities for years after 2004.

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

Recently Issued Accounting Standards
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“Statement No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  Statement No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  Statement No. 168 will become effective for our financial statements to be issued for the three and six month periods ending on September 30, 2009; however, the adoption of Statement No. 168 will not have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement No. 165”) which provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  Additionally, Statement No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  For the three month period ended June 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2009 on August 10, 2009, the date the financial statements were issued.  The adoption of Statement No. 165 did not affect the Company’s financial position, results from operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position No. 107-1”) which requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, Staff Position No. 107-1 involves only enhanced disclosures and did not have any impact on the Company’s financial position, results from operations or cash flows.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“Staff Position FAS 115-2”) which modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.

Effective April 1, 2009, the implementation of Staff Position No. 115-2 did not have any impact on the Company’s financial position, results from operations or cash flows.

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

In December 2007, the FASB ratified Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date.  The adoption of EITF 07-01 on April 1, 2009 did not have any impact on the Company’s financial position, results from operations or cash flows at that date.  However, the future impact on the Company’s financial, results from operations and cash flows is dependent on the nature, terms and size of any collaborative arrangements that the Company may initiate.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”), as amended by FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R), as amended, requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R), as amended, is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact of adopting this standard will depend on the nature, terms and size of any future business combinations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to GAAP.  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 was effective for the Company’s interim financial statements issued after April 1, 2008.  However, on November 14, 2007, the FASB deferred the effective date of Statement No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  Additionally, the implementation of Statement No. 157 did not have a material effect as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a non-recurring basis.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.      Accounts Receivable

Accounts receivable consist of the following (in thousands):
	June 30, 2009	March 31, 2009

Accounts receivable	$34,235	$37,521
Other receivables	1,094	1,081
	35,329	38,602
Less allowances for discounts, returns and uncollectible accounts	(2,313)	(2,577)

	$33,016	$36,025

3.	Inventories

Inventories consist of the following (in thousands):
	June 30, 2009	March 31 2009

Packaging and raw materials	$1,843	$1,978
Finished goods	24,606	24,999

	$26,449	$26,977

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.5 million and $1.4 million at June 30, 2009 and March 31, 2009, respectively.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):
	June 30, 2009	March 31, 2009

Machinery	$1,556	$1,556
Computer equipment	1,109	1,021
Furniture and fixtures	239	239
Leasehold improvements	367	357
	3,271	3,173

Accumulated depreciation	(1,957)	(1,806)

	$1,314	$1,367

5.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Balance – March 31, 2009	$104,100	$7,389	$2,751	$114,240

Net adjustments	--	--	--	--

Balance – June 30, 2009	$104,100	$7,389	$2,751	$114,240

At March 31, 2009, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $190.7 million to adjust the carrying amounts of goodwill related to several reporting units within the over-the-counter healthcare and household cleaning segments to their respective fair values.  These charges were a consequence of the challenging economic environment experienced in 2008 through March 31, 2009, the dislocation of the debt and equity markets, and contracting consumer demand for the Company’s product offerings.  Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

6.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Three Months Ended June 30, 2009
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2009	$500,176	$125,887	$158	$626,221

Reclassifications	(45,605)	45,605	--	--

Balance – June 30, 2009	$454,571	$171,492	$158	$626,221

Accumulated Amortization
Balance – March 31, 2009	$--	$48,470	$142	$48,612

Additions	--	2,619	8	2,627

Balance – June 30, 2009	$--	$51,089	$150	$51,239

At March 31, 2009, in a manner similar to goodwill, the Company completed a test for impairment of its intangible assets.  Accordingly, the Company recorded an impairment charge aggregating $58.9 million during the three month period ended March 31, 2009 to the over-the-counter healthcare and household cleaning segments as facts and circumstances indicated that the carrying values of the assets exceeded their fair values and may not be recoverable.

The economic events experienced during the fiscal year ended March 31, 2009, as well as the Company’s plans and projections for its brands indicated that several of such brands can no longer support indefinite useful lives.  Each of these brands incurred an impairment charge during the three month period ended March 31, 2009 and has been adversely affected by increased competition.  Consequently, at April 1, 2009, management reclassified $45.6 million of previously indefinite lived intangibles to intangibles with definite lives.  Management estimates the useful lives of these intangibles to be 20 years.

The fair values and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

Intangible	Fair Value	Annual Amortization

Household Trademarks	$34,888	$1,745
OTC Healthcare Trademark	10,717	536

	$45,605	$2,281

At June 30, 2009, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending June 30
2010	$10,483
2011	10,433
2012	10,309
2013	10,309
2014	8,672
Thereafter	70,205

$120,411

7.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2009	March 31, 2009

Accrued marketing costs	$4,530	$3,519
Accrued payroll	1,641	750
Accrued commissions	273	312
Accrued income taxes	2,230	679
Accrued professional fees	2,158	1,906
Interest rate swap obligation	2,016	2,152
Other	49	89

	$12,897	$9,407

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	March 31, 2009
Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At June 30, 2009, the average interest rate on the Tranche B Term Loan Facility was 2.56%.  The interest rate is adjusted either monthly or quarterly at the Company’s option.  Principal payments of $887,500 plus accrued interest are payable quarterly.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.
	$235,338	$252,337

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
	126,000	126,000

	361,338	378,337
Current portion of long-term debt	(3,550)	(3,550)

	$357,788	$374,787

The Tranche B Term Loan Facility contains various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Tranche B Term Loan Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking certain specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Tranche B Term Loan Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At June 30, 2009, the Company was in compliance with its applicable financial and other covenants under the Tranche B Term Loan Facility and the Indenture.

Future principal payments required in accordance with the terms of the Tranche B Term Loan Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending June 30
2010	$3,550
2011	231,788
2012	126,000

$361,338

9.	Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  At June 30, 2009, the outstanding obligation under the Company’s variable rate Tranche B Term Loan Facility was $235.3 million.  Although the Company does not enter into derivative financial instruments for trading purposes, all of the Company’s derivatives are over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  The Company is accounting for the interest rate cap and swap agreements as cash flow hedges.

The Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million that decreased to $125.0 million at March 26, 2009.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.

As more fully described in Note 1, the Company adopted Statement No. 157, “Fair Value Measurements” for all financial instruments accounted for at fair value.  Statement No. 157 requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants.  Statement No. 157 established market (observable inputs) as the preferred source of fair value to be followed by the Company’s assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs.

Based upon the above, the following fair value hierarchy was created:

Level 1 –	Quoted market prices for identical instruments in active markets,

Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 –	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows (in thousands):

Fair Value Measurements at June 30, 2009
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$ 2,016	$ --	$ 2,016	$ --

Fair Value Measurements at March 31, 2009
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$ 2,152	$ --	$ 2,152	$ --

A summary of the fair value of the Company’s derivative instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

For the Three Months Ended June 30, 2009
	June 30, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Other Accrued Liabilities	$ 125,000	$ (2,016)	Interest Expense	$ (531)	$ 136

For the Three Months Ended June 30, 2008
	June 30, 2008			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Prepaid Expenses	$ 175,000	$ 1,103	Interest Expense	$ (117)	$ 2,630

The Company recorded charges to interest expense of $531,000 and $117,000 during the three month periods ended June 30, 2009 and 2008, respectively, in connection with this interest rate swap agreement.  Assuming that the LIBOR rate does not fluctuate subsequent to June 30, 2009, the Company estimates that it will recognize approximately $2.1 million in additional interest expense during the remaining nine months of its fiscal year ending March 31, 2010.

At June 30, 2009 and March 31, 2009, the fair values of the interest rate swap were $2.0 million and $2.2 million, respectively.  Such amounts were included in other accrued liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.  The changes in the fair value of this interest rate swap are recorded in Accumulated Other Comprehensive Income in the balance sheet due to its designation as a cash flow hedge.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At June 30, 2009, the carrying value of the Tranche B Term Loan Facility was $235.3 million.  The terms of the facility provide that the interest rate is adjusted, at the Company’s option, on either a monthly or quarterly basis, to the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  The market value of the Company’s Tranche B Term Loan Facility was approximately $228.2 million and $244.8 million at June 30, 2009 and March 31, 2009, respectively.  At both June 30, 2009 and March 31, 2009, the carry value of the Company’s 9.25% Senior Subordinate Notes was $126.0 million.  The market value of these notes was approximately $125.5 million and $119.7 million at June 30, 2009 and March 31, 2009, respectively.  The market values of the notes have been determined from market transactions in the Company’s debt securities.

10.     Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through June 30, 2009.

During the fiscal year ended March 31, 2009, the Company repurchased 65,000 shares of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements.  All of such shares have been recorded as treasury stock.  There were no share repurchases during the three month period ended June 30, 2009.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30
	2009	2008
Numerator
Net income	$8,325	$7,781

Denominator
Denominator for basic earnings per share – weighted average shares	49,982	49,880

Dilutive effect of unvested restricted common stock, options and stock appreciation rights issued to employees and directors	113	155

Denominator for diluted earnings per share	50,095	50,035

Earnings per Common Share:
Basic	$0.17	$0.16

Diluted	$0.17	$0.16

At June 30, 2009, 183,000 shares of restricted stock granted to employees, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 160,000 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies.  Lastly, at June 30, 2009, there were options to purchase 663,000 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At June 30, 2008, 309,000 shares of restricted stock granted to employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 567,000 shares of restricted stock granted to employees, as well as 15,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies.  Lastly, at June 30, 2008, there were options to purchase 667,000 shares of common stock outstanding that were not included in the computation of diluted earnings because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

12.      Comprehensive Income

The following table describes the components of comprehensive income for each of the three month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30
	2009	2008
Components of Comprehensive Income
Net income	$8,325	$7,781

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	--	53

Unrealized gain on interest rate caps, net of income tax expense of $52 (2009) and $1,000 (2008)	84	1,630

Comprehensive Income	$8,409	$9,464

13.	Share-Based Compensation

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

During the three month period ended June 30, 2009, net compensation costs charged against income and the related income tax benefit recognized were $671,000 and $254,000, respectively.  During the three month period ended June 30, 2008, net compensation costs charged against income, and the related tax benefits recognized were $629,000 and $238,000, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including revenue and either earnings before income taxes, depreciation and amortization or earnings per share growth targets, or the attainment of certain time vesting thresholds.  Certain restricted share awards provide for accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average fair values of restricted shares granted during the three month period ended June 30, 2008 was $10.91.  There were no restricted share grants during the three month period ended June 30, 2009.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2009	342.4	$11.31
Granted	--	--
Vested	--	--
Forfeited	--	--
Nonvested at June 30, 2009	342.4	$11.31

Nonvested at March 31, 2008	484.7	$11.78
Granted	269.7	10.91
Vested	--	--
Forfeited	(1.4)	10.91
Nonvested at June 30, 2008	753.0	$11.47

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses both historical and current data to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the three month period ended June 30, 2008 was $5.04.  There were no options granted during the three month period ended June 30, 2009.

	Three Month Period Ended June 30
	2009	2008
Expected volatility	--	43.3%
Expected dividends	--	--
Expected term in years	--	6.0
Risk-free rate	--	3.2%

A summary of option activity under the Plan is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2008	253.5	$12.86	9.2	$--
Granted	413.3	10.91	10.0	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at June 30, 2008	666.8	$11.65	9.4	$--

Outstanding at March 31, 2009	662.6	$11.65	8.8	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at June 30, 2009	662.6	$11.65	8.5	$--

Exercisable at June 30, 2009	304.7	$11.98	8.4	$--

Stock Appreciation Rights (“SARS”)
In July 2006, the Board of Directors granted SARS to a group of selected executives; however, no SARS have been granted since that date.  The terms of the SARS provided that on the vesting date, the executive would receive the excess of the market price of the stock award over the market price of the stock award on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company’s common stock on the date the SAR is granted.  SARS may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 to 5 years.  The weighted-average grant date fair value of the SARS granted was $3.68.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model.  The SARS vested on March 31, 2009; however, no compensation was paid because the grant-date market price exceeded the market value of the Company’s common stock on such date.

A summary of SARS activity under the Plan is as follows:

SARS	Shares (000)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Outstanding at March 31, 2008	16.1	$9.97	1.00	$--
Granted	--	--	--	--
Forfeited or expired	(1.2)	9.97	1.00	--
Outstanding at June 30, 2008	14.9	$9.97	0.75	$10.3

Outstanding at March 31, 2009	--	$--	--	$--
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at June 30, 2009	--	$--	--	$--

Exercisable at June 30, 2009	--	$--	--	$--

At June 30, 2009, there was $2.6 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 1.9 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  No shares of restricted stock vested in either of the three month periods ended June 30, 2009 or 2008.  There were no options exercised during either of the three month periods ended June 30, 2009 and 2008; hence, there were no tax benefits realized during these periods.  At June 30, 2009, there were 3.7 million shares available for issuance under the Plan.

14.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective tax rates used in the calculation of income taxes were 37.9% for each of the three month periods ended June 30, 2009 and 2008.

At June 30, 2009 Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.1 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

Uncertain tax liability activity is as follows:

	2009	2008
(In thousands)
Balance - March 31	$225	$--
Adjustments based on tax positions related to the current year	--	--
Balance - June 30	$225	$--

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

DenTek Litigation

In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’sNightGuard Dental Protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. (“CDS”) as additional defendants in this action and added other claims to the previously filed complaint.  Kaplan and Duane were formerly employed by the Company, and CDS is a corporation controlled by Duane through which Duane provided services to the Company.  In the Second Amended Complaint, the Company has asserted claims for patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction, asking the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Duane or Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.

On September 30, 2008, after considering the defendants’ motions to dismiss, the Company’s responses (including a motion to strike the motions to dismiss) and the Magistrate’s Report and Recommendations, the Court granted in part and denied in part the defendants’ Motions to Dismiss, with the following claims being dismissed without prejudice: (1) breach of the Proprietary Information and Inventions Agreement (“PIIA”) against Duane; (2) breach of the PIIA against Kaplan; (3) tortious interference with contractual relations against DenTek; (4) tortious interference with contractual relations against Duane; and (5) tortious interference with advantageous business relationship/economic advantage against all defendants.  The Court denied the Company’s Motions to Strike the Motions to Dismiss filed by DenTek and CDS.  The following claims included in the Company’s Second Amended Complaint remain in the action: (1) patent, trademark and copyright infringement against DenTek; (2) unjust enrichment against DenTek; (3) violation of a New York consumer protection statute against DenTek; (4) breach of the consulting agreement against Duane; (5) breach of the PIIA against CDS; (6) breach of the release against Kaplan and Duane; and (7) trade secret misappropriation against DenTek, Kaplan, Duane and CDS.

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

On March 24, 2009, Duane submitted a petition for a Chapter 7 bankruptcy with the United States Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”) which automatically stayed the DenTek litigation in which Duane is a defendant.  On July 21, 2009, the Nevada Bankruptcy Court granted the Company’s motion for relief from automatic stay with respect to the DenTek litigation against DenTek, Kaplan, Duane and CDS.  Accordingly, the DenTek litigation will resume although the Nevada Bankruptcy Court retains exclusive jurisdiction over any damage claims and other issues which may affect Duane’s bankruptcy proceeding, except for orders of injunctive relief that may be issued in the DenTek litigation.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending June 30
2010	$574	$82	$656
2011	542	43	585
2012	559	24	583
2013	577	--	577
2014	497	--	497

	$2,749	$149	$2,898

Rent expense for the three month periods ended June 30, 2009 and 2008 was $190,000 and $158,000, respectively.

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
Year Ending June 30
2010	$7,034
2011	10,732
2012	4,372
2013	1,170
2014	1,127
Thereafter	5,347

$29,782

16.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three month periods ended June 30, 2009 and 2008, approximately 61.0% and 59.4%, respectively, of the Company’s total sales were derived from its four major brands.  During the three month periods ended June 30, 2009 and 2008, approximately 26.0% and 27.1%, respectively, of the Company’s sales were made to one customer.  At June 30, 2009, approximately 22.4% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 81% of the Company’s gross sales for the year ended March 31, 2009 compared to 80% during the year ended March 31, 2008.  The Company did not have long-term contracts with manufacturers of product of approximately 28% of our gross sales for the year ended March 31, 2009 compared to 23% during the year ended March 31, 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time for any reason, increase the cost we are charged for our products, or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Should one or more of our manufacturers stop producing product on our behalf or increase our costs in excess of our ability to increase our sales price, it could have a material adverse effect on our business, financial condition and results from operations.

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

The table below summarizes information about the Company’s operating and reportable segments.

	Three Months Ended June 30, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$40,272	$26,841	$5,495	$72,608
Other revenues	11	606	--	617

Total revenues	40,283	27,447	5,495	73,225
Cost of sales	13,528	17,801	3,045	34,374

Gross profit	26,755	9,646	2,450	38,851
Advertising and promotion	6,740	1,919	160	8,819

Contribution margin	$20,015	$7,727	$2,290	30,032
Other operating expenses				10,972

Operating income				19,060
Other expenses				5,654
Provision for income taxes				5,081

Net income				$8,325

	Three Months Ended June 30, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In Thousands)
Net sales	$39,246	$28,404	$5,266	$72,916
Other revenues	--	618	--	618

Total revenues	39,246	29,022	5,266	73,534
Cost of sales	13,208	17,923	3,141	34,272

Gross profit	26,038	11,099	2,125	39,262
Advertising and promotion	5,037	2,070	212	7,319

Contribution margin	$21,001	$9,029	$1,913	31,943
Other operating expenses				10,729

Operating income				21,214
Other expenses				8,683
Provision for income taxes				4,750

Net income				$7,781

During the three month periods ended June 30, 2009 and 2008, approximately 97.1% and 95.8%, respectively, of the Company’s sales were made to customers in the United States and Canada.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At June 30, 2009, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the- Counter	Household	Personal
(In Thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite lived	334,750	119,821	--	454,571
Finite lived	76,724	34,452	9,234	120,410
	411,474	154,273	9,234	574,981

	$515,574	$161,662	$11,985	$689,221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as well as those described in future reports filed with the SEC.  See also “Cautionary Statement Regarding Forward-Looking Statements” on page 40 of this Quarterly Report on Form 10-Q.

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

Three Month Period Ended June 30, 2009 compared to the
Three Month Period Ended June 30, 2008

Revenues
	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$40,283	55.0	$39,246	53.3	$1,037	2.6
Household Cleaning	27,447	37.5	29,022	39.5	(1,575)	(5.4)
Personal Care	5,495	7.5	5,266	7.2	229	4.3

	$73,225	100.0	$73,534	100.0	$(309)	(0.4)

Revenues decreased $309,000, or 0.4%, during fiscal 2009 compared to 2008.  Revenues from customers outside of North America, which represents 2.9% of total revenues, decreased by $1.0 million or 31.8% during 2009 compared to 2008.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased $1.0 million, or 2.6%, during 2009 versus 2008.  Revenue from the launch of the new Allergen Block products, marketed under the Chloraseptic and Little Allergies trademarks, and revenue increases for Clear Eyes, Little Remedies, The Doctor’s, Compound W, and Chloraseptic were partially offset by revenue decreases on Murine Ear, Murine Tears and Wartner.  Allergen Block is a new, innovative and non-medicated allergy product targeted toward allergy sufferers looking for an alternative to medicated products.  Clear Eyes revenue increased as we completed the sell-in of our new line of Clear Eyes Tears products.   Little Remedies revenue increased as a result of distribution gains and increased consumer consumption of its non-medicated pediatric products.  The Doctor’s revenues increased due to the absence of promotional allowances related to the restage of Advance Comfort NightGuard in 2008.  Compound W revenues increased during the period due to increased consumer consumption particularly behind the non-cryogenic products.  Chloraseptic revenues increased as a result of a stronger spring cough/cold season driving consumer consumption.  Murine Ear’s revenue decreased primarily as a result of slowing consumer consumption, particularly on Earigate.  The reduction in revenues of Murine Tears is primarily the result of lower shipments to markets outside North America.  Wartner’s revenue decreased as a result of lost distribution and softness in the cryogenic segment of the wart treatment category.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $1.6 million, or 5.4%, during 2009 versus 2008.   Comet’s revenue decreased primarily due to softer consumer consumption of bathroom spray, partially offset by increased consumption of Comet powder.  Chore Boy sales declined as a result of weaker consumer consumption.  Spic and Span’s revenue was essentially flat to last year.

Personal Care Segment
Revenues of the Personal Care segment increased $229,000, or 4.3%, during 2009 versus 2008.  Increased revenues for Cutex were partially offset by declines on other brands in this segment.  The increase in revenue for Cutex was the result of improving consumer consumption.  The decreases in revenues for the other smaller brands in this segment resulted from lower consumption and distribution losses.

Gross Profit
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$26,755	66.4	$26,038	66.3	$717	2.8
Household Cleaning	9,646	35.1	11,099	38.2	(1,453)	(13.1)
Personal Care	2,450	44.6	2,125	40.4	325	15.3

	$38,851	53.1	$39,262	53.4	$(411)	(1.0)

Gross profit for 2009 decreased by $411,000, or 1.0%, versus 2008.  As a percent of total revenue, gross profit decreased from 53.4% in 2008 to 53.1% in 2009.  The decrease in gross profit as a percent of revenues was primarily due to product cost increases, unfavorable foreign currency exchange rates, and increased promotional allowances, partially offset by lower distribution expenses.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $717,000, or 2.8%, during 2009 versus 2008.  As a percent of Over-the-Counter Healthcare revenue, gross profit increased slightly from 66.3% during 2008 to 66.4% during 2009.  The increase in gross profit as a percent of revenues was primarily the result of favorable sales mix to higher margin brands and lower distribution costs, partially offset by unfavorable foreign currency exchange rates and higher promotional allowances.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.5 million, or 13.1%, during 2009 versus 2008.  As a percent of Household Cleaning revenue, gross profit decreased from 38.2% during 2008 to 35.1% during 2009.  The decrease in gross profit percentage was a result of increased product costs on Comet and Spic and Span partially offset by lower distribution costs across all brands.

Personal Care Segment
Gross profit for the Personal Care segment increased $325,000, or 15.3%, during 2009 versus 2008.  As a percent of Personal Care revenue, gross profit increased from 40.4% during 2008 to 44.6% during 2009.  The increase in gross profit percentage was due to lower obsolescence costs on Cutex and lower promotional allowances on the shampoo brands.

Contribution Margin
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$20,015	49.7	$21,001	53.5	$(986)	(4.7)
Household Cleaning	7,727	28.2	9,029	31.1	(1,302)	(14.4)
Personal Care	2,290	41.7	1,913	36.3	377	19.7

	$30,032	41.0	$31,943	43.4	$(1,911)	(6.0)

Contribution margin, defined as gross profit less advertising and promotional expenses, decreased by $1.9 million, or 6.0%, for 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase of $1.5 million, or 20.5%, in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to media support of the two new Allergen Block products in the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment decreased $1.0 million, or 4.7% during 2009 versus 2008.  The decrease in contribution margin was the result of an increase in gross profit as previously discussed, offset with an increase in advertising and promotional spending of $1.7 million, or 33.8%.  The increase in advertising is the result of media support behind Allergen Block products during the spring allergy season, partially offset by reduced media support behind Murine Earigate.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.3 million, or 14.4%, during 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, modestly offset by lower television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $377,000, or 19.7%, during 2009 versus 2008.  The contribution margin increase was primarily the result of the gross profit increase previously discussed.

General and Administrative
General and administrative expenses were $8.2 million for 2009 versus $8.0 million for 2008.  The increase in general and administrative expenses is primarily related to an increase in employee compensation costs and legal expenses, partially offset by favorable currency translation costs.  The favorable currency translation costs resulted from the strengthening of the Canadian dollar against the United States dollar.

Depreciation and Amortization
Depreciation and amortization expense was $2.8 million for 2009 and essentially unchanged versus 2008.  However, amortization was impacted by the transfer of two trademarks in the Household Cleaning segment and one trademark in the Over-the-Counter segment, aggregating $45.6 million, from indefinite lived status to intangibles with finite lives.  Commencing April 1, 2009, these intangibles are being amortized to operations over a 20 year estimated useful life.  The increase in amortization expense of approximately $571,000 was offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009.

Interest Expense
Net interest expense was $5.7 million during 2009 versus $8.7 million in 2008.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 8.6% for 2008 to 6.1% for 2009, while the average indebtedness decreased from $403.7 million during 2008 to $370.3 million during 2009.

Income Taxes
The provision for income taxes during 2009 was $5.1 million versus $4.7 million during 2008.  The effective tax rate of 37.9% was unchanged period-to-period.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.  Because we allowed our revolving credit facility to expire in April 2009 and due to the uncertain credit markets, the Company has increased its cash reserves by an additional $30.0 million to provide an additional margin of liquidity.

	Three Months Ended June 30
(In thousands)	2009	2008
Cash provided by (used for):
Operating Activities	$18,068	$15,363
Investing Activities	(98)	(61)
Financing Activities	(17,000)	(15,010)

Operating Activities
Net cash provided by operating activities was $18.1 million for the three month period ended June 30, 2009 compared to $15.4 million for the three month period ended June 30, 2008.  The $2.7 million increase in net cash provided by operating activities was primarily the result of a decrease in the components of working capital.

Consistent with the three months ended June 30, 2008, the Company’s cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, as well as stock-based compensation costs.

Investing Activities
Net cash used for investing activities was $98,000 for the three month period ended June 30, 2009 compared to $61,000 for the three month period ended June 30, 2008.  The net cash used for investing activities during both periods was for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $17.0 million for the three month period ended June 30, 2009 compared to $15.0 million for the three month period ended June 30, 2008.  During the three month period ended June 30, 2009, the Company repaid $16.1 million of indebtedness in excess of normal maturities with cash generated from operations.  This reduced our outstanding indebtedness to $361.3 million at June 30, 2009 from $378.3 million at March 31, 2009.

Capital Resources

As of June 30, 2009, we had an aggregate of $361.3 million of outstanding indebtedness, which consisted of the following:

•	$235.3 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At June 30, 2009, an aggregate of $235.3 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 2.56%.

The Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  Although the Company does not enter into derivative financial instruments for trading purposes, all of the Company’s derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  The Company accounts for these financial instruments as cash flow hedges.

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement a $50.0 million interest rate cap agreement that expired on May 30, 2008.  Under this swap, the Company agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or accrued liabilities at the balance sheet date.  At June 30, 2009 and March 31, 2009, the fair values of the interest rate swap were $2.0 million and $2.2 million, respectively.  Such amounts were included in other accrued liabilities.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.25 to 1.0 for the quarter ended June 30, 2009, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 3.00 to 1.0 for the quarter ended June 30, 2009, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended June 30, 2009, and for each quarter thereafter until the quarter ending March 31, 2011.

At June 30, 2009, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.  Additionally, management anticipates that in the normal course of operations, the Company will be in compliance with the financial and restrictive covenants during the ensuing year.

At June 30, 2009, we had $235.3 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We are obligated to make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.

As a result of the expiration of certain credit facilities, the current economic environment and the state of the credit markets, the Company established and reached its goal of enhancing its liquidity position and used its strong cash flow generated from operations to build its cash reserves.  Management estimates that cash reserves of approximately $30.0 million are sufficient to provide adequate liquidity, allowing the Company to meet its current and future obligations as they come due.  Accordingly, management made repayments against outstanding indebtedness of $29.3 million in excess of scheduled maturities during the year ended March 31, 2009 and $16.1 million in excess of scheduled maturities during the three month period ended June 30, 2009.  While management intends to replace these credit facilities during the ensuing year, the uncertainties of the credit markets could impede our ability to do so.  As an example, the following factors could influence the amounts available to us and the interest rates associated with such an effort:

•	A deterioration of the Company’s earnings and its strong cash flows from operations,

•	Prevailing interest rates in the market for similar offerings by companies with comparable credit ratings,

•	Total amount borrowed and the Company’s intended use of such proceeds,

•	Ratio of amounts bearing fixed and variable rates of interest, and

•	Total amount outstanding at the time, giving effect to the Company’s ability to refinance its existing indebtedness.

In the current credit environment, management would expect the average interest rate associated with such a refinancing to be in excess of the Company’s current average borrowing rate of 4.89%.  However, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2009.  While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting estimates are as follows:

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  While our promotional expense for the year ended March 31, 2009 was $21.6 million, we participated in 5,759 promotional campaigns, resulting in an average cost of $2,884 per campaign.  Of such amount, only 782 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2009, our sales and operating income would have been adversely affected by approximately $2.2 million.  Net income would have been adversely affected by approximately $1.4 million.  Similarly, had we underestimated the promotional program rate by 10% for the three month period ended June 30, 2009, our sales and operating income would have been adversely affected by approximately $495,000, while net income would have been adversely affected by approximately $307,000.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2009, we had 16 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.4 million; redemptions during the year were $1.3 million.  During the three month period ended June 30, 2009, we had 6 coupon events.  The amounts recorded against revenues and accrued for these events was $311,000; redemptions during the period were $298,000.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2009, 2008 and 2007, returns represented 4.2%, 4.6% and 3.7%, respectively, of gross sales.  While the returns rate increased 0.9% from 2007 to 2008, such amount exclusive of the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007, would have been 4.1%.  At June 30, 2009 and March 31, 2009, the allowance for sales returns was $1.9 million and $2.4 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.6% to 3.7% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2009 by approximately $370,000.  Net income would have been adversely affected by approximately $230,000.  An increase of 0.1% in our estimated return rate as a percentage of gross sales for the three month period ended June 30, 2009 would have adversely affected our reported sales and operating income by approximately $87,000, while our net income would have been adversely affected by approximately $54,000.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At June 30, 2009 and March 31, 2009, the allowance for obsolete and slow moving inventory was $1.5 million and $1.4 million, representing 5.3% and 4.9%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $2.2 million for the year ended March 31, 2009 and $309,000 for the three month period ended June 30, 2009.  A 1.0% increase in our allowance for obsolescence at March 31, 2009 would have adversely affected our reported operating income and net income for the year ended March 31, 2009 by approximately $284,000 and $176,000, respectively.  Similarly, a 1.0% increase in our allowance at June 30, 2009 would have adversely affected our reported operating income and net income for the three month period ended June 30, 2009 by approximately $279,000 and $173,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.5% and 0.3% of accounts receivable at June 30, 2009 and March 31, 2009, respectively.  Bad debt expense for the year ended March 31, 2009 was $130,000, and for the three month period ended June 30, 2009 was $50,000.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales during the year ended March 31, 2009 would have resulted in a decrease in reported operating income of approximately $313,000, and a decrease in our reported net income of approximately $194,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three month period ended June 30, 2009 would have resulted in a decrease in reported operating income of approximately $73,000, and a decrease in our reported net income of approximately $45,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $689.2 million and $691.8 million at June 30, 2009 and March 31, 2009, respectively.  At June 30, 2009, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In Thousands)	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite lived	334,750	119,821	--	454,571
Finite lived	76,724	34,452	9,234	120,410
	411,474	154,273	9,234	574,981

	$515,574	$161,662	$11,985	$689,221

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

The economic events experienced during the year ended March 31, 2009, as well as the Company’s plans and projections for its brands indicated that several of our brands could no longer support indefinite useful lives.  Each of these brands incurred an impairment charge during the three month period ended March 31, 2009 and has been adversely affected by increased competition.  Consequently, at April 1, 2009, management reclassified $45.6 million of previously indefinite lived intangibles to intangibles with definite lives.  Management estimates the useful lives of these intangibles to be 20 years.

The fair values and the annual amortization charges of these intangibles are as follows (in thousands):

Intangible	Fair Value	Annual Amortization

Household Trademarks	$34,888	$1,745
OTC Healthcare Trademark	10,717	536

	$45,605	$2,281

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

The discount rate utilized in the analyses, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges in the future.  However, the Company was not required to recognize an additional impairment charge during the three month period ended June 30, 2009.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $2.4 million and $1.1 million during the years ended March 31, 2009 and 2008, respectively.  However, during the year ended March 31, 2009, management was required to reverse previously recorded stock-based compensation costs of $193,000 and $705,000 related to the May 2008 and 2007 grants, respectively, as it was determined that the Company would not meet the performance goals associated with such grants of restricted stock.  During the year ended March 31, 2008, management for the same reasons was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively.  The Company recorded non-cash compensation expense of $671,000 and $629,000 during the three month periods ended June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“Statement No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  Statement No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  Statement No. 168 will become effective for our financial statements to be issued for the three and six month periods ending on September 30, 2009; however, the adoption of Statement No. 168 will not have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement No. 165”) which provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  Additionally, Statement No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The adoption of Statement No. 165 did not affect the Company’s financial position, results from operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position No. 107-1”) which requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, Staff Position No. 107-1 involves only enhanced disclosures and did not have any impact on the Company’s financial position, results from operations or cash flows.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“Staff Position FAS 115-2”) which modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.  Effective April 1, 2009, the implementation of Staff Position No. 115-2 did not have any impact on the Company’s financial position, results from operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement No. 161”) that requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The implementation of Statement No. 161 at January 1, 2009, involved enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

In December 2007, the FASB ratified Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date.  The adoption of EITF 07-01 on April 1, 2009 did not have any impact on the Company’s financial position, results from operations or cash flows at that date.  However, the future impact on the Company’s financial, results from operations and cash flows is dependent on the nature, terms and size of any collaborative arrangements that the Company may initiate.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141(R)”), as amended by FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to improve consistency and comparability in the accounting and financial reporting of business combinations.  Accordingly, Statement 141(R), as amended, requires the acquiring entity in a business combination to (i) recognize all assets acquired and liabilities assumed in the transaction, (ii) establishes acquisition-date fair value as the amount to be ascribed to the acquired assets and liabilities and (iii) requires certain disclosures to enable users of the financial statements to evaluate the nature, as well as the financial aspects of the business combination.  Statement 141(R), as amended, is effective for business combinations consummated by the Company on or after April 1, 2009.  The impact of adopting this standard will depend on the nature, terms and size of any future business combinations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”).  Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  Statement No. 157 is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on February 12, 2008, the FASB deferred the effective date of Statement No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of Statement No. 157, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  Additionally, the implementation of Statement No. 157 did not have a material effect as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a non-recurring basis.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Item 1A. of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	Our ability to increase organic growth via new product introductions or line extensions,

•	The high level of competition in our industry and markets,

•	Our ability to invest in research and development,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices,

•	Increases in transportation and fuel charges,

•	Changes in our senior management team,

•	Our ability to protect our intellectual property rights,

•	Our dependency on the reputation of our brand names,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of indebtedness, and ability to service our debt,

•	Any adverse judgments rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions imposed by our senior credit facility and the indenture on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt.  Interest rate changes generally do not affect the market value of the senior credit facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2009 we had variable rate debt of approximately $235.3 million related to our Tranche B term loan.

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009, to replace and supplement a $50.0 million interest rate cap agreement that expired on May 30, 2008.  Under the swap agreement, the Company pays a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The fair value of the interest rate swap agreement of $2.0 million was included in other accrued liabilities at June 30, 2009.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve months ending June 30, 2010 of approximately $3.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The following disclosure contains recent developments in our pending legal proceedings which we deem to be material to the Company and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

DenTek Oral Care, Inc. Litigation

On July 21, 2009, the United States Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”) granted the Company’s motion to lift the automatic stay of the pending litigation against DenTek Oral Care, Inc. (“DenTek”), Kelly Kaplan, Raymond Duane and C.D.S. Associates, Inc.  Accordingly, the DenTek

litigation will resume although the Nevada Bankruptcy Court retains exclusive jurisdiction over any damage claims and other issues which may affect Mr. Duane’s bankruptcy proceeding, except for orders of injunctive relief that may be issued in the DenTek litigation.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended March 31, 2009.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date: August 10, 2009	By:	/s/ PETER J. ANDERSON
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