Form 10-Q
period 2009-09-30
Prestige Brands Holdings, Inc.
filed 2009-11-06
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of November 3, 2009, there were 50,029,890 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have utilized the ® and TM symbols the first time each trademark or trade name appears in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
(In thousands, except share data)	2009	2008	2009	2008
Revenues
Net sales	$83,737	$84,858	$154,133	$155,237
Other revenues	444	682	1,060	1,300
Total revenues	84,181	85,540	155,193	156,537

Cost of Sales
Cost of sales	39,847	40,402	73,029	73,309
Gross profit	44,334	45,138	82,164	83,228

Operating Expenses
Advertising and promotion	9,782	13,543	18,547	20,780
General and administrative	10,481	9,363	18,675	17,336
Depreciation and amortization	2,841	2,308	5,186	4,615
Total operating expenses	23,104	25,214	42,408	42,731

Operating income	21,230	19,924	39,756	40,497

Other (income) expense
Interest income	-	(56)	-	(129)
Interest expense	5,642	6,835	11,295	15,591
Total other (income) expense	5,642	6,779	11,295	15,462

Income from continuing operations before income taxes	15,588	13,145	28,461	25,035
Provision for income taxes	5,908	4,982	10,787	9,488
Income from continuing operations	9,680	8,163	17,674	15,547

Discontinued Operations
Income from operations of assets held for sale, net of income tax	243	359	574	756

Net income	$9,923	$8,522	$18,248	$16,303

Basic earnings per share:
Income from continuing operations	$0.19	$0.16	$0.35	$0.31
Net income	$0.20	$0.17	$0.36	$0.33

Diluted earnings per share:
Income from continuing operations	$0.19	$0.16	$0.35	$0.31
Net income	$0.20	$0.17	$0.36	$0.33

Weighted average shares outstanding:
Basic	50,012	49,924	49,997	49,902
Diluted	50,055	50,037	50,080	50,036

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	September 30, 2009	March 31, 2009
Current assets
Cash and cash equivalents	$34,829	$35,181
Accounts receivable	39,152	36,025
Inventories	24,955	25,939
Deferred income tax assets	5,362	4,022
Prepaid expenses and other current assets	2,460	1,358
Inventories of operations held for sale	1,535	1,038
Total current assets	108,293	103,563

Property and equipment	1,291	1,367
Goodwill	114,240	114,240
Intangible assets	564,259	569,137
Other long-term assets	3,646	4,602
Intangible assets of operations held for sale	7,574	8,472

Total Assets	$799,303	$801,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,444	$15,898
Accrued interest payable	5,360	5,371
Other accrued liabilities	17,951	9,407
Current portion of long-term debt	3,550	3,550
Total current liabilities	48,305	34,226

Long-term debt	334,787	374,787
Deferred income tax liabilities	103,231	97,983

Total Liabilities	486,323	506,996

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,154 shares at September 30, 2009 and 50,060 shares at March 31, 2009	502	501
Additional paid-in capital	382,790	382,803
Treasury stock, at cost - 124 shares at September 30, 2009 and March 31, 2009	(63)	(63)
Accumulated other comprehensive loss	(975)	(1,334)
Retained deficit	(69,274)	(87,522)
Total Stockholders’ Equity	312,980	294,385

Total Liabilities and Stockholders’ Equity	$799,303	$801,381
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30
(In thousands)	2009	2008
Operating Activities
Net income	$18,248	$16,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,084	5,513
Deferred income taxes	3,687	5,042
Amortization of deferred financing costs	956	1,159
Stock-based compensation	848	1,577
Changes in operating assets and liabilities
Accounts receivable	(3,127)	1,725
Inventories	984	4,011
Inventories held for sale	(497)	313
Prepaid expenses and other current assets	(1,102)	(828)
Accounts payable	5,546	(1,582)
Accrued liabilities	8,253	3,443
Net cash provided by operating activities	39,880	36,676

Investing Activities
Purchases of equipment	(232)	(109)
Business acquisition purchase price adjustments	-	(4,000)
Net cash used for investing activities	(232)	(4,109)

Financing Activities
Repayment of long-term debt	(40,000)	(26,000)
Purchase of common stock for treasury	-	(15)
Net cash used for financing activities	(40,000)	(26,015)

Increase (Decrease) in cash	(352)	6,552
Cash - beginning of period	35,181	6,078

Cash - end of period	$34,829	$12,630

Interest paid	$10,350	$14,775
Income taxes paid	$6,307	$4,761

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the six month period ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending March 31, 2010.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and the Company’s expectations, actual results could differ from those estimates.  As discussed below, the Company’s most significant estimates include those made in connection with the valuation of goodwill and intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  The Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.  The Company tests goodwill for impairment at the reporting unit “brand” level which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are composed primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from 3 to 30 years.

Indefinite-lived intangible assets are tested for impairment at least annually; however, at each reporting period an evaluation is made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs
The Company has incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the effective interest method, over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  The Company has determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.5 million and $10.0 million for the three and six month periods ended September 30, 2009, respectively.  During the three and six month periods ended September 30, 2008, such costs were $6.5 million and $11.8 million, respectively.

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

Stock-based Compensation
The Company recognizes employee stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The Company remains subject to examination by tax authorities for years after 2004.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statement of Operations.

Derivative Instruments
Companies are required to recognize derivative instruments as either assets or liabilities in the consolidated Balance Sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

Reclassifications
Certain prior year financial statements amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards
In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective with the Company's fiscal 2010 third quarter.  The Company does not anticipate this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect this guidance to have a material impact on its consolidated financial statements

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009; however, the adoption of the new guidance did not have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2009, guidance was issued under the topic Subsequent Events related to the accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  Additionally, the new guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  For the three and six month periods ended September 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2009 on November 6, 2009.  As discussed in Note 2, subsequent to the period end the Company sold certain personal care products to an unrelated third party. The related assets and operating results were reclassified accordingly.

The Financial Instruments Topic of the FASB ASC requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, the new guidance involves in regard to the fair values of financial instruments only enhanced disclosures and did not have any impact on the Company’s financial position, results from operations or cash flows.

The Investments-Debt and Equity Securities topic of the FASB ASC modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.  Effective April 1, 2009, the implementation of the new guidance did not have any impact on the Company’s financial position, results from operations or cash flows.

The Derivatives and Hedging Topic of the FASB ASC requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, the Derivatives and Hedging Topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Derivatives and Hedging Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of the Derivatives and Hedging guidance involves enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

In September 2006, the FASB issued guidance on Fair Value Measurements and Disclosures to address inconsistencies in the definition and determination of fair value pursuant to GAAP.  The guidance provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  The Fair Value Measurements and Disclosures guidance was effective for the Company’s interim financial statements issued after April 1, 2008.  However, on November 14, 2007, the FASB deferred the effective date of the guidance for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of the guidance, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  Additionally, the implementation of the guidance did not have a material effect as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a non-recurring basis.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Discontinued Operations and Assets Held for Sale

In October 2009, the Company sold certain assets previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the ASC, the Company classified the related assets as held for sale in the consolidated balance sheets as of September 30, and March 31, 2009 and classified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company will recognize a gain of approximately $150,000, net of tax effects, on the sale in the quarter ended December 31, 2009.

The following table presents the assets related to the discontinued operations as of September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009

Inventory	$1,535	$1,038
Intangible assets	7,574	8,472

Total assets held for sale	$9,109	$9,510

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2009	2008	2009	2008
Components of Income
Revenues	$2,135	$2,511	$4,347	$5,048
Income before income taxes	391	577	924	1,218

The total purchase price for the assets was $9 million, subject to adjustments for inventory, as defined, with $8 million received upon closing, and the remaining $1 million to be paid on the first anniversary of the closing.

3.      Accounts Receivable

Accounts receivable consist of the following (in thousands):
	September 30, 2009	March 31, 2009

Accounts receivable	$41,672	$37,521
Other receivables	486	1,081
	42,158	38,602
Less allowances for discounts, returns and uncollectible accounts	(3,006)	(2,577)

	$39,152	$36,025

4.	Inventories

Inventories consist of the following (in thousands):
	September 30, 2009	March 31, 2009

Packaging and raw materials	$1,858	$1,955
Finished goods	23,097	23,984

	$24,955	$25,939

Inventories are shown net of allowances for obsolete and slow moving inventory of $2.7 million and $1.4 million at September 30, 2009 and March 31, 2009, respectively.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):
	September 30, 2009	March 31, 2009

Machinery	$1,610	$1,556
Computer equipment	1,189	1,021
Furniture and fixtures	239	239
Leasehold improvements	367	357
	3,405	3,173

Accumulated depreciation	(2,114)	(1,806)

	$1,291	$1,367

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Balance – March 31, 2009
Goodwill	$229,627	$72,549	$2,751	$304,927
Accumulated impairment losses	(125,527)	(65,160)	--	(190,687)
	104,100	7,389	2,751	114,240

Net adjustments	--	--	--	--

Balance – September 30, 2009
Goodwill	229,627	72,549	2,751	304,927
Accumulated impairment losses	(125,527)	(65,160)	--	(190,687)
	$104,100	$7,389	$2,751	$114,240

At March 31, 2009, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $190.7 million to adjust the carrying amounts of goodwill related to several reporting units within the Over-the-Counter Healthcare and Household Cleaning segments to their respective fair values.  These charges were a consequence of the challenging economic environment experienced in during our fiscal year ended March 31, 2009, the dislocation of the debt and equity markets, and contracting consumer demand for the Company’s product offerings.  Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Six Months Ended September 30, 2009
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2009	$500,176	$106,773	$158	$607,107

Reclassifications	(45,605)	45,605	--	--

Balance – September 30, 2009	$454,571	$152,378	$158	$607,107

Accumulated Amortization
Balance – March 31, 2009	$--	$37,828	$142	$37,970

Additions	--	4,862	16	4,878

Balance – September 30, 2009	$--	$42,690	$158	$42,848

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

The economic events experienced during the fiscal year ended March 31, 2009, as well as the Company’s plans and projections for its brands indicated that several of such brands can no longer support indefinite useful lives.  Each of these brands incurred an impairment charge during the three month period ended March 31, 2009 and has been adversely affected by increased competition and the macroeconomic environment in the United States.  Consequently, at April 1, 2009, management reclassified $45.6 million of previously indefinite lived intangibles to intangibles with definite lives.  Management estimates the useful lives of these intangibles to be 20 years.

The fair values and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

Intangible	Fair Value as of March 31, 2009	Annual Amortization

Household Trademarks	$34,888	$1,745
OTC Healthcare Trademark	10,717	536

	$45,605	$2,281

At September 30, 2009, intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending September 30
2010	$9,725
2011	9,513
2012	9,017
2013	8,167
2014	6,807
Thereafter	66,459

$109,688

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2009	March 31, 2009

Accrued marketing costs	$6,510	$3,519
Accrued payroll	2,969	750
Accrued commissions	331	312
Accrued income taxes	1,819	679
Accrued professional fees	2,678	1,906
Interest rate swap obligation	1,572	2,152
Severance	2,067	-
Other	5	89

	$17,951	$9,407

During the second quarter of 2009, the Company completed a staff reduction program to eliminate approximately 10% of its workforce. The accrued severance balance as of September 30, 2009 is related to this reduction in workforce and consists primarily of salaries, bonuses and other benefits.

The Company has reclassified the interest rate swap liability of $2.2 million as of March 31, 2009 from accounts payable to accrued liabilities.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	March 31, 2009
Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  At September 30, 2009, the average interest rate on the Tranche B Term Loan Facility was 2.51%.  The interest rate is adjusted either monthly or quarterly at the Company’s option.  Principal payments of $887,500 plus accrued interest are payable quarterly.  Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.
	$212,337	$252,337

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
	126,000	126,000

	338,337	378,337
Current portion of long-term debt	(3,550)	(3,550)

	$334,787	$374,787

The Tranche B Term Loan Facility contains various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Tranche B Term Loan Facility and the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking certain specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the Tranche B Term Loan Facility and the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness.  At September 30, 2009, the Company was in compliance with its applicable financial and other covenants under the Tranche B Term Loan Facility and the Senior Subordinated Notes.

Future principal payments required in accordance with the terms of the Tranche B Term Loan Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending September 30
2010	$3,550
2011	208,787
2012	126,000

$338,337

10.	Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  At September 30, 2009, the outstanding obligation under the Company’s variable rate Tranche B Term Loan Facility was $212.3 million.  Although the Company does not enter into derivative financial instruments for trading purposes, all of the Company’s derivatives are over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  The Company is accounting for the interest rate cap and swap agreements as cash flow hedges.

The Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million that decreased to $125.0 million at March 26, 2009.  The Company has agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.

As more fully described in Note 1, the Company adopted fair value accounting for all financial instruments.  The Fair Value Measurements and Disclosures Topic of the FASB ASC requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants.  The Fair Value Measurements and Disclosures Topic established market (observable inputs) as the preferred source of fair value to be followed by the Company’s assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs.

Based upon the above, the following fair value hierarchy was created:

Level 1 –	Quoted market prices for identical instruments in active markets,

Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 –	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2009
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$1,572	$--	$1,572	$--

		Fair Value Measurements at March 31, 2009
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$2,152	$--	$2,152	$--

A summary of the fair value of the Company’s derivative instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

				For the Three Months Ended September 30, 2009
	September 30, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Other Accrued Liabilities	$125,000	$(1,572)	Interest Expense	$(729)	$444

				For the Six Months Ended September 30, 2009
	September 30, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Other Accrued Liabilities	$125,000	$(1,572)	Interest Expense	$(1,260)	$580

				For the Three Months Ended September 30, 2008
	September 30, 2008			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Prepaid expenses	$175,000	$775	Interest Expense	$(19)	$(329)

				For the Six Months Ended September 30, 2008
	September 30, 2008			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Prepaid expenses	$175,000	$775	Interest Expense	$(136)	$2,302

The Company recorded charges to interest expense of $729,000 and $19,000 during the three month periods ended September 30, 2009 and 2008, respectively, and $1.3 million and $136,000 during the six month periods ended September 30, 2009 and 2008, respectively, in connection with this interest rate swap agreement.  Assuming that the LIBOR rate does not fluctuate subsequent to September 30, 2009, the Company estimates that it will recognize approximately $1.6 million in additional interest expense during the remaining six months of its fiscal year ending March 31, 2010.

At September 30, 2009 and March 31, 2009, the fair values of the interest rate swap were $1.6 million and $2.2 million, respectively.  Such amounts were included in other accrued liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.  The changes in the fair value of this interest rate swap are recorded in Accumulated Other Comprehensive Income in the balance sheet due to its designation as a cash flow hedge.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At September 30, 2009, the carrying value of the Tranche B Term Loan Facility was $212.3 million.  The terms of the facility provide that the interest rate is adjusted, at the Company’s option, on either a monthly or quarterly basis, to the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  The market value of the Company’s Tranche B Term Loan Facility was approximately $207.5 million and $244.8 million at September 30, 2009 and March 31, 2009, respectively.  At September 30, 2009 and March 31, 2009, the carrying value of the Company’s 9.25% Senior Subordinated Notes was $126.0 million.  The market value of these notes was approximately $128.5 million and $119.7 million at September 30, 2009 and March 31, 2009, respectively.  The market values of the notes have been determined from market transactions in the Company’s debt securities.

11. Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through September 30, 2009.

During the year ended March 31, 2009, the Company repurchased 65,000 shares of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements.  All of such shares have been recorded as treasury stock.  There were no share repurchases during the three or six month periods ended September 30, 2009.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2009	2008	2009	2008
Numerator
Income from continuing operations	$9,680	$8,163	$17,674	$15,547
Income from discontinued operations	243	359	574	756
Net income	$9,923	$8,522	$18,248	$16,303

Denominator
Denominator for basic earnings per share – weighted average shares	50,012	49,924	49,997	49,902

Dilutive effect of unvested restricted common stock, options and stock appreciation rights issued to employees and directors	43	113	83	134

Denominator for diluted earnings per share	50,055	50,037	50,080	50,036

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.19	$0.16	$0.35	$0.31
Basic earnings per share from discontinued operations	0.01	0.01	0.01	0.02
Basic net earnings per share	$0.20	$0.17	$0.36	$0.33

Diluted earnings per share from continuing operations	$0.19	$0.16	$0.35	$0.31
Diluted earnings per share from discontinued operations	0.01	0.01	0.01	0.02
Diluted net earnings per share	$0.20	$0.17	$0.36	$0.33

At September 30, 2009, 209,952 shares of restricted stock granted to employees, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 101,802 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies which have not been met as of the Balance Sheet date. Lastly, at September 30, 2009, there were options to purchase 1,391,172 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At September 30, 2008, 226,000 shares of restricted stock granted to employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 442,000 shares of restricted stock granted to employees, as well as 15,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies.  Lastly, at September 30, 2008, there were options to purchase 667,000 shares of common stock outstanding that were not included in the computation of diluted earnings because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

13.      Comprehensive Income

The following table describes the components of comprehensive income for each of the three and six month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30
	2009	2008
Components of Comprehensive Income
Net income	$9,923	$8,522

Unrealized gain/(loss) on interest rate caps, net of income tax of $168 (2009) and ($125) (2008)	276	(204)

Comprehensive Income	$10,199	$8,318

	Six Months Ended September 30
	2009	2008
Components of Comprehensive Income
Net income	$18,248	$16,303

Amortization of interest rate caps reclassified into earnings, net of income tax of $32	--	53

Unrealized gain on interest rate caps, net of income tax of $220 (2009) and $876 (2008)	360	1,426

Comprehensive Income	$18,608	$17,782

14.	Share-Based Compensation

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

During the six month period ended September 30, 2009, net compensation costs charged against income and the related income tax benefit recognized were $848,000 and $321,000, respectively.  During the six month period ended September 30, 2008, net compensation costs charged against income, and the related tax benefits recognized were $1.6 million and $591,000, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment by the Company of revenue and earnings before income taxes, depreciation and amortization growth targets, or the attainment of certain time vesting thresholds.  Certain restricted share awards provide for automatic accelerated vesting if there is a change of control.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average fair values of restricted shares granted during the six month periods ended September 30, 2009 and 2008 were $7.16 and $10.85, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2009	342.4	$11.31
Granted	171.6	7.16
Vested	(47.8)	10.97
Forfeited	(152.2)	11.54
Nonvested at September 30, 2009	314.0	8.94

Nonvested at March 31, 2008	484.7	11.78
Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(128.0)	12.30
Nonvested at September 30, 2008	630.3	11.27

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years.  Certain option awards provide for automatic accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses both historical and current data to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the six month period ended September 30, 2009 and 2008 was $3.64 and $5.04, respectively.

	Six Month Period Ended September 30
	2009	2008
Expected volatility	45.6%	43.3%
Expected dividends	--	--
Expected term in years	7.0	6.0
Risk-free rate	2.8%	3.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2008	253.5	$12.86	9.2	$--
Granted	413.3	10.91	10.0	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at September 30, 2008	666.8	11.65	9.3	--

Outstanding at March 31, 2009	662.6	11.65	8.8	--
Granted	1,125.0	7.16	10.0	--
Exercised	--	--	--	--
Forfeited or expired	(142.6)	11.26	1.5	--
Outstanding at September 30, 2009	1,645.0	8.61	9.4	--

Exercisable at September 30, 2009	304.7	11.98	8.1	--

Stock Appreciation Rights (“SARs”)
In July 2006, the Board of Directors granted SARs to a group of selected executives; however, no SARs have been granted since that date.  The terms of the SARs provided that on the vesting date, the executive would receive for each SAR awarded to an executive the excess of the market price of the Company’s common stock on such date over the market price of the Company’s common stock on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company’s common stock on the date the SAR is granted.  SARs may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 to 5 years.  The weighted-average grant date fair value of the SARs granted was $3.68.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model.  The SARs vested on March 31, 2009; however, no compensation was paid because the grant-date market price of the Company’s common stock exceeded the market value of the Company’s common stock on the vesting date.

A summary of SAR activity under the Plan is as follows:

SARs	Shares (in thousands)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2008	16.1	$9.97	1.00	$--
Granted	--	--	--	--
Forfeited or expired	(1.2)	9.97	0.25	--
Outstanding at September 30, 2008	14.9	9.97	0.25	--

Outstanding at March 31, 2009	--	--	--	--
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at September 30, 2009	--	--	--	--

Exercisable at September 30, 2009	--	--	--	--

At September 30, 2009, there was $6.3 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 4.4 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the six months ended September 30, 2009 and 2008 was $525,000 and $300,000, respectively.  There were no options exercised during either of the six month periods ended September 30, 2009 and 2008; hence, there were no tax benefits realized during these periods.  At September 30, 2009, there were 2.9 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate subject to adjustments for discrete events should they occur.  The effective tax rates used in the calculation of income taxes were 37.9% for the three and six month period ended September 30, 2009 and 2008.

At September 30, 2009, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2.0 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

Uncertain tax liability activity is as follows:

	2009	2008
(In thousands)
Balance - March 31	$225	$--
Adjustments based on tax positions related to the current year	--	--
Balance - September 30	$225	$--

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year.

16.	Commitments and Contingencies

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

On January 16, 2009, the Court ordered that notice of the pending class action lawsuit be sent to all persons who purchased the Company’s common stock during the Class Period pursuant or traceable to the Company’s initial public offering.  In March 2009, the notice of class action law suit was mailed.  The defendants and the lead plaintiffs have reached an agreement in principle to settle the class action lawsuit without any admission of liability by the defendants, subject to the execution of appropriate settlement documents and court approval.  It is expected that the settlement funds will come entirely out of insurance proceeds. The settlement has received preliminary fairness approval by the Court and class members have been notified. The settlement is expected to be presented to the Court for a final fairness determination at a hearing scheduled for December 4, 2009. If final approval of the settlement is obtained from the Court, the settlement would result in dismissal of all claims against the Company, our officers and directors and the other defendants in the action with prejudice.  If the settlement is not completed, then the parties may attempt to reach agreement on another settlement or resume the litigation.

DenTek Litigation

In April 2007, the Company filed a lawsuit in the United States District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s®NightGuard™   dental protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. (“CDS”) as additional defendants in this action and added other claims to the previously filed complaint.  Kaplan and Duane were formerly employed by the Company, and CDS is a corporation controlled by Duane through which Duane provided services to the Company.  In the Second Amended Complaint, the Company has asserted claims for patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction, asking the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Duane or Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.

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

In November 2008, in response to the counterclaims filed against the Company by DenTek, Duane and CDS, the Company filed a Motion to Dismiss and Strike the counterclaims made by DenTek, which motion is currently pending before the Court.  In addition, in November 2008, the Company filed an Answer to the counterclaims asserted by Duane and CDS.

On March 24, 2009, Duane submitted a petition for a Chapter 7 bankruptcy with the United States Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”) which automatically stayed the DenTek litigation in which Duane is a defendant.  On July 21, 2009, the Nevada Bankruptcy Court granted the Company’s motion for relief from automatic stay with respect to the DenTek litigation against DenTek, Kaplan, Duane and CDS.  Accordingly, the DenTek litigation has resumed although the Nevada Bankruptcy Court retains exclusive jurisdiction over any damage claims and other issues which may affect Duane’s bankruptcy proceeding, except for orders of injunctive relief that may be issued in the DenTek litigation.

On November 5, 2009, the Court issued an Opinion and Order construing one of the claims of the Company’s U.S. Patent No. 6,830,051, which forms the basis for the patent infringement claims in the DenTek litigation.  The Company believes the Opinion and Order issued by the Court is favorable to the Company’s patent infringement claim against DenTek.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending September 30
2010	$694	$83	$777
2011	591	80	671
2012	568	54	622
2013	587	36	623
2014	348	--	348

	$2,788	$253	$3,041

Rent expense for the three and six month periods ended September 30, 2009 was $158,000 and $348,000, respectively, while rent expense for the three and six month periods ended September 30, 2008 was $148,000 and $306,000, respectively.

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

(In thousands)
Year Ending September 30
2010	$10,753
2011	9,921
2012	1,192
2013	1,148
2014	1,105
Thereafter	4,801

$28,920

17.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and six month periods ended September 30, 2009, approximately 63.2% and 63.1%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and six month periods ended September 30, 2008 approximately 59.5% and 60.4%, respectively, of the Company’s total sales were derived from its four major brands.  During the three and six month periods ended September 30, 2009, approximately 24.4% and 25.0%, respectively, of the Company’s sales were made to one customer, while during the three and six month periods ended September 30, 2008, 24.5% and 25.6%, respectively, of sales were to this customer.  At September 30, 2009, approximately 22.6% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 36 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 79% of the Company’s gross sales for the six months ended September 30, 2009 compared to 75% during the six months ended September 30, 2008. The Company did not have long-term contracts with manufacturers of product of approximately 20% of our gross sales for the six months ended September 30, 2009 compared to 20% during the six months ended September 30, 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time for any reason, increase the cost we are charged for our products, or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Should one or more of our manufacturers stop producing product on our behalf or increase our costs in excess of our ability to increase our sales price, it could have a material adverse effect on our business, financial condition and results from operations.

18.	Business Segments

Segment information has been prepared in accordance with the Segment Topic of the FASB ASC. The Company’s operating and reportable segments consist of (i) Over-the-Counter Healthcare, (ii) Household Cleaning and (iii) Personal Care.

There were no inter-segment sales or transfers during any of the periods presented.  The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.

The table below summarizes information about the Company’s operating and reportable segments.

	Three Months Ended September 30, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$51,368	$28,602	$3,767	$83,737
Other revenues	9	411	24	444

Total revenues	51,377	29,013	3,791	84,181
Cost of sales	19,217	18,483	2,147	39,847

Gross profit	32,160	10,530	1,644	44,334
Advertising and promotion	7,378	2,285	119	9,782

Contribution margin	$24,782	$8,245	$1,525	34,552
Other operating expenses				13,322

Operating income				21,230
Other (income) expense				5,642
Provision for income taxes				5,908
Income from continuing operations				9,680
Income from discontinued operations (assets held for sale), net of income tax				243

Net income				$9,923

	Six Months Ended September 30, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$91,640	$55,443	$7,050	$154,133
Other revenues	20	1,017	23	1,060

Total revenues	91,660	56,460	7,073	155,193
Cost of sales	32,745	36,284	4,000	73,029

Gross profit	58,915	20,176	3,073	82,164
Advertising and promotion	14,118	4,204	225	18,547

Contribution margin	$44,797	$15,972	$2,848	63,617
Other operating expenses				23,861

Operating income				39,756
Other (income) expense				11,295
Provision for income taxes				10,787
Income from continuing operations				17,674
Income from discontinued operations (assets held for sale), net of income tax				574

Net income				$18,248

	Three Months Ended September 30, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$50,318	$31,482	$3,058	$84,858
Other revenues	24	658	--	682

Total revenues	50,342	32,140	3,058	85,540
Cost of sales	17,567	20,937	1,898	40,402

Gross profit	32,775	11,203	1,160	45,138
Advertising and promotion	10,654	2,731	158	13,543

Contribution margin	$22,121	$8,472	$1,002	31,595
Other operating expenses				11,671

Operating income				19,924
Other (income) expense				6,779
Provision for income taxes				4,982
Income from continuing operations				8,163
Income from discontinued operations (assets held for sale), net of income tax				359

Net income				$8,522

	Six Months Ended September 30, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$89,564	$59,886	$5,787	$155,237
Other revenues	24	1,276	--	1,300

Total revenues	89,588	61,162	5,787	156,537
Cost of sales	30,775	38,860	3,674	73,309

Gross profit	58,813	22,302	2,113	83,228
Advertising and promotion	15,691	4,801	288	20,780

Contribution margin	$43,122	$17,501	$1,825	62,448
Other operating expenses				21,951

Operating income				40,497
Other (income) expense				15,462
Provision for income taxes				9,488
Income from continuing operations				15,547
Income from discontinued operations (assets held for sale), net of income tax				756

Net income				$16,303

During the three and six month periods ended September 30, 2009, approximately 94.9% and 95.9%, respectively, of the Company’s sales were made to customers in the United States and Canada while during the three and six month periods ended September 30, 2008, approximately 97.0% and 96.4%, respectively, of sales were made to customers in the United States and Canada.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At September 30, 2009, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the- Counter	Household	Personal
(In thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite-lived	334,750	119,821	--	454,571
Finite-lived	69,572	34,016	6,100	109,688
	404,322	153,837	6,100	564,259

	$508,422	$161,226	$8,851	$678,499

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as well as those described in future reports filed with the SEC.  See also “Cautionary Statement Regarding Forward-Looking Statements” on page 44 of this Quarterly Report on Form 10-Q.

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

Discontinued Operations and Assets Held for Sale

In October 2009, the Company sold certain assets previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), the Company classified the related assets as held for sale in the consolidated balance sheets as of September 30, and March 31, 2009 and classified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company will recognize a gain of approximately $150,000, net of tax effects, on the sale in the quarter ended December 31, 2009.

The following table presents the assets related to the discontinued operations as of September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009

Inventory	$1,535	$1,038
Intangible assets	7,574	8,472

Total assets held for sale	$9,109	$9,510

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2009	2008	2009	2008
Components of Comprehensive Income
Revenues	$2,135	$2,511	$4,347	$5,048
Income before income taxes	391	577	924	1,218

The total purchase price for the assets was $9 million, subject to adjustments for inventory, as defined, with $8 million received upon closing, and the remaining $1 million to be paid on the first anniversary of the closing.

Three Month Period Ended September 30, 2009 compared to the
Three Month Period Ended September 30, 2008

Revenues (in thousands)
	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$51,377	61.0	$50,342	58.8	$1,035	2.1
Household Cleaning	29,013	34.5	32,140	37.6	(3,127)	(9.7)
Personal Care	3,791	4.5	3,058	3.6	733	24.0

	$84,181	100.0	$85,540	100.0	$(1,359)	(1.6)

Revenues for the three month period ended September 30, 2009 were $84.2 million, a decrease of $1.4 million, or 1.6%, versus the three month period ended September 30, 2008. Revenues for both the Over-the-Counter and Personal Care segments increased versus the comparable period in the prior year. Revenues for the Household Cleaning segment declined during the period. Revenues from customers outside of North America, which represent 5.2% of total revenues, increased by $1.7 million or 64.5% during 2009 compared to 2008 due to timing of eye care shipments to our Australian distributor and stronger sales of Chloraseptic in the United Kingdom.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment increased $1.0 million, or 2.1%, during 2009 versus 2008.  Revenue increases for Clear Eyes, Murine Tears, Chloraseptic and Compound W were partially offset by revenue decreases on Murine Ear, Allergen Block and Wartner. The increase in revenues for Clear Eyes is primarily the result of an increase in consumer consumption. The increase in revenues for Murine Tears was primarily the result of higher shipments to markets outside North America.  Chloraseptic revenues increased as a result of stronger shipments to customers in advance of the anticipated strong Fall cough/cold flu season.  Compound W revenues increased due to strong consumer consumption particularly in the Salicylic acid product line.  Murine Ear's revenues decreased primarily as the result of slowing consumer consumption, particularly on Earigate. Allergen Block revenues decreased due to the anniversary of pipeline shipments from the introduction in the same period last year. The Wartner revenues decrease was primarily due to distribution losses.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $3.1 million, or 9.7%, during 2009 versus 2008.  Comet’s revenues decreased primarily due to softer consumer consumption of bathroom spray.  Chore Boy revenues declined in line with weaker consumer consumption and distribution losses due to heavy competitor activity.  Spic and Span’s revenues decreased primarily due to softer consumer consumption in traditional channels of trade and timing of promotional shipments to the dollar store class of trade.

Personal Care Segment
Revenues of the Personal Care segment increased $733,000, or 24.0%, during 2009 versus 2008.  Increased revenues for Cutex were partially offset by declines on other brands in this segment.  The revenue increase was driven by Cutex and was primarily due to increased consumer consumption in the nail polish remover category.

Gross Profit (in thousands)
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$32,160	62.6	$32,775	65.1	$(615)	(1.9)
Household Cleaning	10,530	36.3	11,203	34.9	(673)	(6.0)
Personal Care	1,644	43.4	1,160	37.9	484	41.7

	$44,334	52.7	$45,138	52.8	$(804)	(1.8)

Gross profit from the three month period ended September 30, 2009 decreased $804,000, or 1.8%, versus the three month period ended September 30, 2008.  As a percent of total revenues, gross profit decreased from 52.8% in 2008 to 52.7% in 2009. The decrease in gross profit as a percent of revenues was primarily due to increased obsolescence costs and costs associated with the transition to the new Comet powder supplier, offset by decreases in product and distribution costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment decreased $615,000, or 1.9%, during 2009 versus 2008. The decrease in gross profit percentage was the result of higher promotional and obsolescence costs and unfavorable sales mix.  The increase in promotional costs was primarily the result of an increase in trade promotion activity behind Chloraseptic, Little Remedies, Clear Eyes and Allergen Block products.  The increase in obsolescence costs was a result of short dated and slow moving eye care and Allergen Block inventory. As a percent of Over-the-Counter Healthcare revenue, gross profit decreased from 65.1% during 2008 to 62.6% during 2009.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $673,000, or 6.0%, during 2009 versus 2008. As a percent of Household Cleaning revenue, gross profit increased from 34.9% during 2008 to 36.3% during 2009. The increase in gross profit percentage was the result of decreased product costs for Chore Boy and Comet, lower distribution costs for Comet and Spic and Span partially offset by costs associated with the transition to a new Comet powder supplier.

Personal Care Segment
Gross profit for the Personal Care segment increased $484,000, or 41.7%, during 2009 versus 2008. As a percent of Personal Care revenues, gross profit increased from 37.9% during 2008 to 43.4% during 2009. The increase in gross profit percentage was due to lower promotional allowances and lower distribution and obsolescence costs for Cutex.

Contribution Margin (in thousands)
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$24,782	48.2	$22,121	43.9	$2,661	12.0
Household Cleaning	8,245	28.4	8,472	26.4	(227)	(2.7)
Personal Care	1,525	40.2	1,002	32.8	523	52.2

	$34,552	41.0	$31,595	36.9	$2,957	9.4

Contribution Margin, defined as gross profit less advertising and promotional expenses, for the three month period ended September 30, 2009 increased $3.0 million, or 9.4%, versus the three month period ended September 30, 2008. The contribution margin increase was the result of a $3.8 million, or 27.8%, decrease in advertising and promotional spending, partially offset by the decrease in gross profit as previously discussed. The decrease in advertising and promotional spending was primarily attributable to decreases in media support and market research expenditures in the Over-the-Counter and Household Segments.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $2.7 or 12.0%, during 2009 versus 2008. The contribution margin increase was the result of a $3.3 million, or 30.7%, decrease in advertising and promotional spending, partially offset by the decrease in gross margin as previously discussed. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for the Allergen Block products from introductory levels in the prior year and Murine Earigate products, as well as decreased market research expenditures for Clear Eyes and Compound W.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $227,000 million, or 2.7%, during 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a decrease in media support for Comet Mildew Spray Gel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $523,000, or 52.2%, during 2009 versus 2008. The contribution margin increase was the result of the increase in gross profit as previously discussed and a modest reduction in trade promotion and market research for Cutex.

General and Administrative
General and administrative expenses were $10.5 million for the three month period ended September 30, 2009 versus $9.4 million for the three month period ended September 30, 2008. The increase in expense was due to a $2.5 million net charge associated with the reduction in workforce and the CEO change, partially offset by favorable currency translation costs and a reduction in legal expenses.

Depreciation and Amortization
Depreciation and amortization expense was $2.8 million for the three month period ended September 30, 2009 versus $2.3 million the three month period ended September 30, 2008.  Amortization was impacted by the transfer of two trademarks in the Household Cleaning segment and one trademark in the Over-the-Counter segment, aggregating $45.6 million, from indefinite-lived status to intangibles with finite lives. Commencing April 1, 2009, these intangibles are being amortized to operations over a 20 year estimated useful life.  This increase in amortization expense was partially offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009, resulting in a net increase in depreciation and amortization expense of $533,000 for the period.

Interest Expense
Net interest expense was $5.6 million during the three month period ended September 30, 2009 versus $6.8 million during the three month period ended September 30, 2008. The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of variable interest rates on our senior debt. The average cost of funds decreased from 6.9% for 2008 to 6.4% for 2009 while the average indebtedness decreased from $392.6 million during 2008 to $347.7 million during 2009.

Income Taxes
The provision for income taxes during 2009 was $5.9 million versus $5.0 million during 2008.  The effective tax rate of 37.9% was unchanged period-to-period.

Six Month Period Ended September 30, 2009 compared to the
Six Month Period Ended September 30, 2008

Revenues (in thousands)
	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$91,660	59.1	$89,588	57.2	$2,072	2.3
Household Cleaning	56,460	36.4	61,162	39.1	(4,702)	(7.7)
Personal Care	7,073	4.5	5,787	3.7	1,286	22.2

	$155,193	100.0	$156,537	100.0	$(1,344)	(0.9)

Revenues for the six month period ended September 30, 2009 were $155.2 million, a decrease of $1.3 million, or 0.9%, versus the six month period ended September 30, 2008. Revenues for both the Over-the-Counter and Personal Care segments increased versus the comparable period. Revenues for the Household Cleaning segment declined during the period. Revenues from customers outside of North America, which represent 4.2% of total revenues, increased by $727,000 or 12.7% during 2009 versus 2008.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $2.1 million, or 2.3%, during 2009 versus 2008. Revenue increases for Clear Eyes, Chloraseptic, Compound W, Little Remedies and The Doctor's were partially offset by revenue decreases on Murine Ear and Wartner.  Clear Eyes revenues increased primarily due to the launch of a new line of Clear Eyes Tears products and stronger shipments of the smaller convenience size item.  Chloraseptic revenues increased as the result of a stronger Spring cough/cold season driving consumer consumption and strong orders in advance of the Fall cough/cold season. Compound W revenues increased due to increased consumer consumption, particularly behind the non-cryogenic products. Little Remedies revenues increased as the result of distribution gains and increased consumer consumption of its non-medicated pediatric products. The Doctor's revenues increased due to an increase in advertising and the absence of promotional allowances related to the restage of The Advanced Comfort NightGuard dental protector in 2008. Murine Ear's revenues decreased primarily as the result of slowing consumer consumption, particularly on Earigate. Wartner's revenues decreased as the result of lost distribution and softness in the cryogenic segment of the wart treatment category. Allergen Block revenues decreased as current year sales did not equal the pipeline orders during the fiscal year ended March 31, 2009 introductory period.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $4.7 million, or 7.7%, during 2009 versus 2008. Comet's revenues decreased primarily due to softer consumer consumption of bathroom spray. Chore Boy and Spic and Span revenues declined as a result of weaker consumer consumption.

Personal Care Segment
Revenues for the Personal Care segment increased $1.3 million, or 22.2%, during 2009 versus 2008. The revenue increase was driven by Cutex and was due to improving consumption across most classes of trade.

Gross Profit (in thousands)
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$58,915	64.3	$58,813	65.6	$102	0.2
Household Cleaning	20,176	35.7	22,302	36.5	(2,126)	(9.5)
Personal Care	3,073	43.4	2,113	36.5	960	45.4

	$82,164	52.9	$83,228	53.2	$(1,064)	(1.3)

Gross profit from the six month period ended September 30, 2009 decreased $1.1 million, or 1.3%, versus the six month period ended September 30, 2008.  As a percent of total revenue, gross profit decreased from 53.2% in 2008 to 52.9% in 2009. The decrease in gross profit as a percent of revenues was primarily due to increased obsolescence costs and supplier transitional costs, partially offset by decreases in distribution costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $102,000, or 0.2%, during 2009 versus 2008. As a percent of Over-the-Counter Healthcare revenue, gross profit decreased from 65.6% during 2008 to 64.3% during 2009. The decrease in gross profit percentage was primarily the result of increased obsolescence costs partially offset by lower distribution costs.  The increase in obsolescence costs is a result of short dated and slow moving eye care and Allergen Block inventory.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $2.1 million, or 9.5%, during 2009 versus 2008. As a percent of Household Cleaning revenue, gross profit decreased from 36.5% during 2008 to 35.7% during 2009. The decrease in gross profit percentage was the result of increased product costs for Comet and Spic and Span and costs associated with the transition to a new Comet powder supplier, partially offset by decreased product costs for Chore Boy and lower distribution costs for Comet and Spic and Span.

Personal Care Segment
Gross profit for the Personal Care segment increased $960,000, or 45.4%, during 2009 versus 2008. As a percent of Personal Care revenues, gross profit increased from 36.5% during 2008 to 43.4% during 2009. The increase in gross profit percentage was due to lower promotional allowances, lower distribution costs, and absence of obsolescence costs for Cutex.

Contribution Margin (in thousands)
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$44,797	48.9	$43,122	48.1	$1,675	3.9
Household Cleaning	15,972	28.3	17,501	28.6	(1,529)	(8.7)
Personal Care	2,848	40.3	1,825	31.5	1,023	56.1

	$63,617	41.0	$62,448	39.9	$1,169	1.9

Contribution Margin, defined as gross profit less advertising and promotional expenses, for the six month period ended September 30, 2009 increased $1.2 million, or 1.9%, versus the six month period ended September 30, 2008. The contribution margin increase was the result of a $2.2 million, or 10.7%, decrease in advertising and promotional spending, partially offset by the decrease in gross profit as previously discussed. The decrease in advertising and promotional spending was primarily attributable to decreases in media support for both the Over-the-Counter and Household Cleaning segments, and market research for the Over-the-Counter segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $1.7 million, or 3.9%, during 2009 versus 2008. The contribution margin increase was the result of a $1.6 million, or 10.0%, decrease in advertising and promotional spending and the increase in gross margin as previously discussed. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support and consumer promotion for the Murine Earigate product, which was partially offset by an increase in media support for the Allergen Block products and a decrease in market research for Clear Eyes and Compound W.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.5 million, or 8.7%, during 2009 versus 2008. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a decrease in media support for Comet Mildew Spray Gel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $1.0 million, or 56.1%, during 2009 versus 2008. The contribution margin increase was the result of the increase in gross profit as previously discussed and a modest reduction in trade promotion and market research for Cutex.

General and Administrative
General and administrative expenses were $18.7 million for the six month period ended September 30, 2009 versus $17.3 million for the six month period ended September 30, 2008. The increase in expense was due to a $2.5 million net charge associated with the reduction in workforce and the CEO change, partially offset by favorable currency translation costs and a reduction in legal expenses.

Depreciation and Amortization
Depreciation and amortization expense was $5.2 million for the six month period ended September 30, 2009 versus $4.6 million for the six month period ended September 30, 2008.  Amortization was impacted by the transfer of two trademarks in the Household Cleaning segment and one trademark in the Over-the-Counter segment, aggregating $45.6 million, from indefinite-lived status to intangibles with finite lives. Commencing April 1, 2009, these intangibles are being amortized to operations over a 20 year estimated useful life.  This increase in amortization expense was partially offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009, resulting in a net increase in depreciation and amortization expense of $571,000 for the period.

Interest Expense
Net interest expense was $11.3 million during the six month period ended September 30, 2009 versus $15.6 million during the six month period ended September 30, 2008. The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt. The average cost of funds decreased from 7.7% for 2008 to 6.3% for 2009 while the average indebtedness decreased from $399.4 million during 2008 to $359.0 million during 2009.

Income Taxes
The provision for income taxes during 2009 was $10.8 million versus $9.5 million in 2008. The effective tax rate of 37.9% was unchanged period-to-period.

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

	Six Months Ended September 30
(In thousands)	2009	2008
Cash provided by (used for):
Operating Activities	$39,880	$36,676
Investing Activities	(232)	(4,109)
Financing Activities	(40,000)	(26,015)

Operating Activities
Net cash provided by operating activities was $39.9 million for the six month period ended September 30, 2009 compared to $36.7 million for the six month period ended September 30, 2008.  The $3.2 million increase in net cash provided by operating activities was primarily the result of the increases in net income, accounts payable and accured liabilities.

Consistent with the six months ended September 30, 2008, the Company’s cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, as well as stock-based compensation costs.

Investing Activities
Net cash used for investing activities was $0.2 million for the six month period ended September 30, 2009 compared to $4.1 million for the six month period ended September 30, 2008.  The net cash used for investing activities during the six month period ended September 30, 2009 was for the acquisition of property and equipment. Net cash used for investing activities during the six month period ended September 30, 2008 was primarily due to the $4.0 million settlement of a purchase price adjustment associated with the Wartner USA BV acquisition in 2006. The remainder was for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $40.0 million for the six month period ended September 30, 2009 compared to $26.0 million for the six month period ended September 30, 2008.  During the six month period ended September 30, 2009, the Company repaid $38.2 million of indebtedness in excess of normal maturities with cash generated from operations.  This reduced our outstanding indebtedness to $338.3 million at September 30, 2009 from $378.3 million at March 31, 2009.

Capital Resources

As of September 30, 2009, we had an aggregate of $338.3 million of outstanding indebtedness, which consisted of the following:

•	$212.3 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the senior secured term loan facility (“Senior Credit Facility”) bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At September 30, 2009, an aggregate of $212.3 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 2.51%.

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

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement a $50.0 million interest rate cap agreement that expired on May 30, 2008.  Under this swap, the Company agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or accrued liabilities at the balance sheet date.  At September 30, 2009 and March 31, 2009, the fair values of the interest rate swap were $1.6 million and $2.2 million, respectively.  Such amounts were included in other accrued liabilities.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.0 to 1.0 for the quarter ended September 30, 2009, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 3.0 to 1.0 for the quarter ended September 30, 2009, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended September 30, 2009, and for each quarter thereafter until the quarter ending March 31, 2011.

At September 30, 2009, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.  Additionally, management anticipates that in the normal course of operations, the Company will be in compliance with the financial and restrictive covenants during the ensuing year.

At September 30, 2009, we had $212.3 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We are obligated to make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.

As a result of the expiration of certain credit facilities, the current economic environment and the state of the credit markets, the Company established and reached its goal of enhancing its liquidity position and used its strong cash flow generated from operations to build its cash reserves.  Management estimates that cash reserves of approximately $30.0 million are sufficient to provide adequate liquidity, allowing the Company to meet its current and future obligations as they come due.  Accordingly, management made repayments against outstanding indebtedness of $29.3 million in excess of scheduled maturities during the year ended March 31, 2009 and $38.2 million in excess of scheduled maturities during the six month period ended September 30, 2009.  While management intends to replace these credit facilities during the ensuing year, the uncertainties of the credit markets could impede our ability to do so.  As an example, the following factors could influence the amounts available to us and the interest rates associated with such an effort:

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

In the current credit environment, management would expect the average interest rate associated with such a refinancing to be in excess of the Company’s current average borrowing rate of 4.86%.  However, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

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

Revenue Recognition
We recognize revenue when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped and the customer takes ownership and assumes the risk of loss; (iii) the selling price is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as either advertising and promotional expenses or as a reduction of sales.  Such costs vary from period-to-period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as slotting fees and cooperative advertising.  We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the year ended March 31, 2009 was $17.4 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2009, our sales and operating income would have been adversely affected by approximately $1.7 million.  Net income would have been adversely affected by approximately $1.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six month periods ended September 30, 2009, our sales and operating income would have been adversely affected by approximately $561,000, and $946,000, respectively.  Net income would have been adversely affected by approximately $348,000 and $587,000 for the three and six month periods ended September 30, 2009, respectively.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2009, we had 16 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.4 million; redemptions during the year were $1.3 million.  During the six month period ended September 30, 2009, we had 16 coupon events.  The amounts recorded against revenue and accrued for these events during the three and six month periods ended September 30, 2009 were $533,000 and $847,000, respectively. The redemption amounts during the three and six month periods ended September 30, 2009 were $273,000 and $571,000, respectively.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2009, 2008 and 2007, returns represented 3.8%, 4.4% and 3.3%, respectively, of gross sales.  The increase in the returns rate from 2007 to 2008 of 1.1% was due to the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007. Had the voluntary withdrawal not occurred, the actual returns rate would have been 3.9%.  For the three and six month periods ended September 30, 2009, product returns represented 3.0% and 3.1% of gross sales, respectively.  At September 30, 2009 and March 31, 2009, the allowance for sales returns was $2.5 million and $2.2 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.4% to 3.3% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2009 by approximately $357,000.  Net income would have been adversely affected by approximately $222,000.  An increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six month period ended September 30, 2009 would have adversely affected our reported sales and operating income by approximately $100,000 and $184,000, respectively, while our net income would have been adversely affected by approximately $62,000 and $114,000, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At September 30, 2009 and March 31, 2009, the allowance for obsolete and slow moving inventory was $2.7 million and $1.4 million, representing 9.7% and 5.1%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $2.2 million for the year ended March 31, 2009, while for the three and six month periods ended September 30, 2009, the Company recorded obsolescence costs of $1.5 million and $1.8 million, respectively.  A 1.0% increase in our allowance for obsolescence at March 31, 2009 would have adversely affected our reported operating income and net income for the year ended March 31, 2009 by approximately $273,000 and $170,000, respectively.  Similarly, a 1.0% increase in our allowance at September 30, 2009 would have adversely affected our reported operating income and net income for the three and six month periods ended September 30, 2009 by approximately $276,000 and $171,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.5% and 0.3% of accounts receivable at September 30, 2009 and March 31, 2009, respectively.  Bad debt expense for the year ended March 31, 2009 was $130,000, while during the three and six month periods ended September 30, 2009, the Company recorded bad debt expense of $50,000 and $100,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales during the year ended March 31, 2009 would have resulted in a decrease in reported operating income of approximately $303,000, and a decrease in our reported net income of approximately $188,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and six month periods ended September 30, 2009 would have resulted in a decrease in reported operating income of approximately $84,000 and $155,000, respectively, and a decrease in our reported net income of approximately $52,000 and $99,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $678.5 million and $683.4 million at September 30, 2009 and March 31, 2009, respectively.  At September 30, 2009, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the- Counter	Household	Personal
(In thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite-lived	334,750	119,821	--	454,571
Finite-lived	69,572	34,016	6,100	109,688
	404,322	153,837	6,100	564,259

	$508,422	$161,226	$8,851	$678,499

Our Clear Eyes, New-Skin, Chloraseptic, Compound W and Wartner brands comprise the majority of the value of the intangible assets within the Over-The-Counter Healthcare segment.  The Comet, Spic and Span and Chore Boy brands comprise substantially all of the intangible asset value within the Household Cleaning segment.  Cutex comprised the majority of the intangible asset value within the Personal Care segment.

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis.  Under accounting guidelines goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are no longer amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

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

The economic events experienced during the year ended March 31, 2009, as well as the Company’s plans and projections for its brands, indicated that several of our brands could no longer support indefinite useful lives.  Each of these brands incurred an impairment charge during the three month period ended March 31, 2009 and has been adversely affected by increased competition.  Consequently, at April 1, 2009, management reclassified $45.6 million of previously indefinite-lived intangibles to intangibles with definite lives.  Management estimates the useful lives of these intangibles to be 20 years.

The fair values and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

Intangible	Fair Value as of March 31, 2009	Annual Amortization

Household Trademarks	$34,888	$1,745
OTC Healthcare Trademark	10,717	536

	$45,605	$2,281

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

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In thousands)
Goodwill	$125,527	$65,160	$--	$190,687

Intangible assets
Indefinite-lived	28,603	16,184	--	44,787
Finite-lived	12,420	--	1,696	14,116
	41,023	16,184	1,696	58,903

	$166,550	$81,344	$1,696	$249,590

The discount rate utilized in the analyses, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges in the future.  However, the Company was not required to recognize an additional impairment charge during the three or six month period ended September 30, 2009.

Stock-Based Compensation
The Compensation and Equity Topics of the FASB ASC requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option, warrant or performance shares),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $2.4 million and $1.1 million during the years ended March 31, 2009 and 2008, respectively.  However, during the year ended March 31, 2009, management was required to reverse previously recorded stock-based compensation costs of $193,000 and $705,000 related to the May 2008 and 2007 grants, respectively, as it was determined that the Company would not meet the performance goals associated with such grants of restricted stock.  During the year ended March 31, 2008, management for the same reasons was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively.  The Company recorded non-cash compensation expense of $177,000 and $848,000 during the three and six month periods ended September 30, 2009 and 2008, respectively, and non-cash compensation of $948,000 and $1.6 million during the three and six month periods ended September 30, 2008, respectively. During the six months ended September 30, 2009, management was required to reverse previously recorded stock-based compensation costs of $564,000 recorded in 2009, as the service requirements related to those grants were not met.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective with the Company's fiscal 2010 third quarter.  The Company does not anticipate this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative accounting principles generally accepted in the United States of America (“GAAP”) for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009; however, the adoption of the FASB ASC did not have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2009, guidance was issued under the topic Subsequent Events related to the accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  Additionally, the new guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  As discussed above, subsequent to the period end the Company sold certain personal care products to an unrelated third party. The related assets and operating results were reclassified accordingly.

The Financial Instruments Topic of the FASB ASC requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, the new guidance involves in regard to the fair values of financial instruments only enhanced disclosures and did not have any impact on the Company’s financial position, results from operations or cash flows.

The Investments-Debt and Equity Securities topic of the FASB ASC modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.  Effective April 1, 2009, the implementation of the new guidance did not have any impact on the Company’s financial position, results from operations or cash flows.

The Derivatives and Hedging Topic of the FASB ASC requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, the new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The implementation of the new guidance at January 1, 2009 involved enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

In September 2006, the FASB issued guidance on Fair Value Measurements and Disclosures, which provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings.  The Fair Value Measurements and Disclosures guidance is effective for the Company’s interim financial statements issued after April 1, 2008.  However, on February 12, 2008, the FASB deferred the effective date of the guidance for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of the guidance, effective April 1, 2008, did not have a material effect on financial assets and liabilities included in the Company’s consolidated financial statements as fair value is based on readily available market prices.  Additionally, the implementation of the Fair Value Measurements and Disclosures guidance did not have a material effect as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a non-recurring basis.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, without limitation, information within Management’s Discussion and Analysis of Financial Condition and Results of Operation.  The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part II, Item 1A. of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2009 we had variable rate debt of approximately $212.3 million related to our Tranche B term loan.

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009, to replace and supplement a $50.0 million interest rate cap agreement that expired on May 30, 2008.  Under the swap agreement, the Company pays a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The fair value of the interest rate swap agreement of $1.6 million was included in other accrued liabilities at September 30, 2009.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve months ending September 30, 2010 of approximately $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.  Except as set forth below, there have been no material developments in our pending legal proceedings since June 30, 2009.  For more information regarding our pending legal proceedings which we deem to be material to the Company, please see the legal proceedings disclosure contained in Part I, Item 3. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Part II, Item 1. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

Securities Class Action

The settlement agreed to by the Company and the lead plaintiffs has received preliminary fairness approval by the Court and class members have been notified. The settlement is expected to be presented to the Court for a final fairness determination at a hearing scheduled for December 4, 2009.  If final approval of the settlement is obtained from the Court, the settlement would result in dismissal of all claims against us, our officers and directors and the other defendants in the action with prejudice.  If the settlement is not completed, then the parties may attempt to reach agreement on another settlement or resume the litigation.

DenTek Litigation

On November 5, 2009, the Court issued an Opinion and Order construing one of the claims of the Company’s U.S. Patent No. 6,830,051, which forms the basis for the patent infringement claims in the DenTek litigation.  The Company believes the Opinion and Order issued by the Court is favorable to the Company’s patent infringement claim against DenTek Oral Care, Inc.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual Meeting of Stockholders was held on August 4, 2009 (the “Annual Meeting”).  Proxies for the Annual Meeting were solicited in accordance with the Exchange Act to elect directors to serve until the 2010 Annual Meeting of Stockholders or until their earlier removal or resignation and to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending March 31, 2010.  The following nominees were elected to the Company’s Board of Directors to serve until the 2010 Annual Meeting of Stockholders or until their respective successors have been elected and qualified, or until their earlier death, resignation or retirement.  The voting information for each elected nominee is set forth below:

	For	Withheld

Mark Pettie	44,250,178	1,919,571

L. Dick Buell	44,913,164	1,256,585

John E. Byom	45,062,758	1,106,991

Gary E. Costley	44,450,818	1,718,931

Vincent J. Hemmer	42,152,920	4,016,829

Patrick Lonergan	45,088,845	1,080,904

Peter C. Mann	44,669,582	1,500,167

The votes for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the audit of the Company’s financial statements for the fiscal year ending March 31, 2010 were as follows:

For	Against	Abstain

46,065,535	55,475	48,739

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prestige Brands Holdings, Inc.
Registrant

Date: November 6, 2009	By: /s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc., as amended.
10.1	Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Mathew Mannelly.
31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.