Form 10-Q
period 2009-12-31
Prestige Brands Holdings, Inc.
filed 2010-02-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes  ☐ No ☒

As of February 3, 2010, there were 50,029,890 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Operations – three and nine month periods	2
	ended December 31, 2009 and 2008 (unaudited)
	Consolidated Balance Sheets – December 31, 2009 and March 31, 2009 (unaudited)	3
	Consolidated Statements of Cash Flows – nine month periods ended	4
	December 31, 2009 and 2008 (unaudited)
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	29
	and Results of Operation

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 6.	Exhibits	49

	Signatures	50

	Trademarks and Trade Names
	Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be. We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except share data)	2009	2008	2009	2008
Revenues
Net sales	$74,997	$77,345	$229,130	$232,582
Other revenues	451	621	1,511	1,921
Total revenues	75,448	77,966	230,641	234,503

Cost of Sales
Cost of sales	35,641	36,480	108,670	109,789
Gross profit	39,807	41,486	121,971	124,714

Operating Expenses
Advertising and promotion	6,099	11,349	24,645	32,129
General and administrative	7,411	8,311	26,088	25,647
Depreciation and amortization	2,596	2,311	7,781	6,926
Total operating expenses	16,106	21,971	58,514	64,702

Operating income	23,701	19,515	63,457	60,012

Other (income) expense
Interest income	-	(14)	-	(143)
Interest expense	5,558	7,065	16,853	22,656
Total other expense	5,558	7,051	16,853	22,513

Income from continuing operations before income taxes	18,143	12,464	46,604	37,499
Provision for income taxes	7,807	4,724	18,594	14,212
Income from continuing operations	10,336	7,740	28,010	23,287

Discontinued Operations
Income from discontinued operations, net of income tax	87	278	661	1,034

Gain on sale of discontinued operations, net of income tax	157	-	157	-
Net income	$10,580	$8,018	$28,828	$24,321

Basic earnings per share:
Income from continuing operations	$0.21	$0.15	$0.56	$0.47
Net income	$0.21	$0.16	$0.58	$0.49

Diluted earnings per share:
Income from continuing operations	$0.21	$0.15	$0.56	$0.47
Net income	$0.21	$0.16	$0.58	$0.49

Weighted average shares outstanding:
Basic	50,030	49,960	50,008	49,921
Diluted	50,074	50,040	50,078	50,038

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	December 31, 2009	March 31, 2009
Current assets
Cash and cash equivalents	$34,262	$35,181
Accounts receivable	30,618	36,025
Inventories	34,092	25,939
Deferred income tax assets	5,045	4,022
Prepaid expenses and other current assets	2,022	1,358
Current assets of discontinued operations	-	1,038
Total current assets	106,039	103,563

Property and equipment	1,297	1,367
Goodwill	114,240	114,240
Intangible assets	561,828	569,137
Other long-term assets	3,170	4,602
Long-term assets of discontinued operations	-	8,472

Total Assets	$786,574	$801,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,904	$15,898
Accrued interest payable	2,446	5,371
Other accrued liabilities	13,258	9,407
Current portion of long-term debt	3,550	3,550
Total current liabilities	36,158	34,226

Long-term debt	315,787	374,787
Deferred income tax liabilities	109,776	97,983

Total Liabilities	461,721	506,996

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,154 shares at December 31, 2009 and 50,060 shares at March 31, 2009	502	501
Additional paid-in capital	383,600	382,803
Treasury stock, at cost – 124 shares at December 31, 2009 and March 31, 2009	(63)	(63)
Accumulated other comprehensive loss	(492)	(1,334)
Accumulated deficit	(58,694)	(87,522)
Total Stockholders’ Equity	324,853	294,385

Total Liabilities and Stockholders’ Equity	$786,574	$801,381

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31
(In thousands)	2009	2008
Operating Activities
Net income	$28,828	$24,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,679	8,273
Gain on sale of discontinued operations	(253)	-
Deferred income taxes	10,254	7,393
Amortization of deferred financing costs	1,432	1,696
Stock-based compensation	1,658	2,248
Changes in operating assets and liabilities
Accounts receivable	6,407	9,588
Inventories	(8,281)	945
Prepaid expenses and other current assets	(664)	(527)
Accounts payable	1,006	(2,450)
Accrued liabilities	1,424	1,860
Net cash provided by operating activities	50,490	53,347

Investing Activities
Purchases of equipment	(402)	(397)
Proceeds from sale of discontinued operations	7,993	-
Business acquisition purchase price adjustments	-	(4,191)
Net cash provided by (used for) investing activities	7,591	(4,588)

Financing Activities
Repayment of long-term debt	(59,000)	(26,887)
Purchase of common stock for treasury	-	(16)
Net cash used for financing activities	(59,000)	(26,903)

Increase (Decrease) in cash	(919)	21,856
Cash - beginning of period	35,181	6,078

Cash - end of period	$34,262	$27,934

Interest paid	$18,345	$24,276
Income taxes paid	$9,820	$7,251

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the nine month period ended December 31, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2010.  This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business.  The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or fair value, with cost determined by using the first-in, first-out method.  The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in business acquisitions is classified as goodwill.  The Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually in the fourth fiscal quarter.  The Company tests goodwill for impairment at the reporting unit “brand” level which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are composed primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from 3 to 30 years.

Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter; however, at each reporting period an evaluation is made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting fees and cooperative advertising.  Estimates of the costs of these promotional programs reflect the Company’s arrangements with its customers, and are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.0 million and $16.0 million for the three and nine month periods ended December 31, 2009, respectively.  During the three and nine month periods ended December 31, 2008, such costs were $5.9 million and $17.6 million, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Slotting fees associated with products are recognized as a reduction of sales.  Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for such fees.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Derivative Instruments
Companies are required to recognize derivative instruments as either assets or liabilities in the consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk.  For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item (principally interest expense) associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.  Cash flows from these instruments are classified as operating activities.

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

Reclassifications
Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards
In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective beginning with the third quarter of the Company’s 2010 fiscal year; however, the adoption of the new guidance did not have a material impact on the Company’s financial position, results from operations or cash flows.

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

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009; however, the adoption of the new guidance in the second quarter of the Company’s 2010 fiscal year did not have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2009, guidance was issued under the topic Subsequent Events related to the accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  Additionally, this guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  For the three and nine month periods ended December 31, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2009 on February 9, 2010.

The Financial Instruments Topic of the FASB ASC requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, the new guidance involves only enhanced disclosures and did not have any impact on the Company’s financial position, results from operations or cash flows.

The Investments-Debt and Equity Securities topic of the FASB ASC modified the threshold a company must meet to avoid recognizing other-than-temporary impairments of debt securities purchased as investments.  Effective April 1, 2009, the implementation of the new guidance did not have any impact on the Company’s financial position, results from operations or cash flows.

The Derivatives and Hedging Topic of the FASB ASC requires a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, the Derivatives and Hedging Topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Derivatives and Hedging Topic was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of the Derivatives and Hedging guidance involved enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

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

2. Discontinued Operations and Sale of Certain of Assets

In October 2009, the Company sold certain assets related to the shampoo brands previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related assets as held for sale in the consolidated balance sheets as of March 31, 2009 and reclassified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company recognized a gain of $253,000 on a pre-tax basis and $157,000 net of tax effects on the sale in the quarter ended December 31, 2009.

The following table presents the assets related to the discontinued operations as of March 31, 2009 (in thousands):

March 31, 2009

Inventory	$1,038
Intangible assets	8,472

Total assets held for sale	$9,510

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Components of Income
Revenues	$651	$2,312	$4,998	$7,360
Income before income taxes	140	447	1,064	1,665

The total purchase price for the assets was $9 million, subject to adjustments for inventory, as defined, with $8 million received upon closing, and the remaining $1 million to be paid on the first anniversary of the closing.

3.      Accounts Receivable

Accounts receivable consist of the following (in thousands):
	December 31, 2009	March 31, 2009

Trade accounts receivable	$31,858	$37,521
Other receivables	1,522	1,081
	33,380	38,602
Less allowances for discounts, returns and uncollectible accounts	(2,762)	(2,577)

	$30,618	$36,025

4.	Inventories

Inventories consist of the following (in thousands):
	December 31, 2009	March 31, 2009

Packaging and raw materials	$2,271	$1,955
Finished goods	31,821	23,984

	$34,092	$25,939

Inventories are shown net of allowances for obsolete and slow moving inventory of $2.6 million and $1.4 million at December 31, 2009 and March 31, 2009, respectively.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31, 2009	March 31, 2009

Machinery	$1,621	$1,556
Computer equipment	1,326	1,021
Furniture and fixtures	239	239
Leasehold improvements	389	357
	3,575	3,173

Less accumulated depreciation	(2,278)	(1,806)

	$1,297	$1,367

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated

Balance – March 31, 2009
Goodwill	$229,627	$72,549	$2,751	$304,927
Accumulated impairment losses	(125,527)	(65,160)	--	(190,687)
	104,100	7,389	2,751	114,240

Net adjustments	--	--	--	--

Balance – December 31, 2009
Goodwill	229,627	72,549	2,751	304,927
Accumulated impairment losses	(125,527)	(65,160)	--	(190,687)
	$104,100	$7,389	$2,751	$114,240

At March 31, 2009, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $190.7 million to adjust the carrying amounts of goodwill related to several reporting units within the Over-the-Counter Healthcare and Household Cleaning segments to their respective fair values.  These charges were a consequence of the challenging economic environment experienced during our fiscal year ended March 31, 2009, the dislocation of the debt and equity markets, and contracting consumer demand for the Company’s product offerings.  Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2009	$500,176	$106,773	$158	$607,107

Reclassifications	(45,605)	45,605	--	--

Balance – December 31, 2009	$454,571	$152,378	$158	$607,107

Accumulated Amortization
Balance – March 31, 2009	$--	$37,828	$142	$37,970

Additions	--	7,293	16	7,309

Balance – December 31, 2009	$--	$45,121	$158	$45,279

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

The economic events experienced during the fiscal year ended March 31, 2009, as well as the Company’s plans and projections for its brands indicated that several of such brands can no longer support indefinite useful lives.  Each of these brands incurred an impairment charge during the three month period ended March 31, 2009 and has been adversely affected by increased competition and the macroeconomic environment in the United States.  Consequently, at April 1, 2009, management reclassified $45.6 million of previously indefinite-lived intangibles to intangibles with definite lives.  Management estimates the remaining useful lives of these intangibles to be 20 years.

The fair values and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

Intangible	Fair Value as of March 31, 2009	Annual Amortization

Household Trademarks	$34,888	$1,745
OTC Healthcare Trademark	10,717	536

	$45,605	$2,281

At December 31, 2009, all finite-lived intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending December 31
2010	$9,725
2011	9,337
2012	8,834
2013	8,127
2014	6,312
Thereafter	64,922

$107,257

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2009	March 31, 2009

Accrued marketing costs	$3,736	$3,519
Accrued payroll	3,807	750
Accrued commissions	315	312
Accrued income taxes	-	679
Accrued professional fees	2,955	1,906
Interest rate swap obligation	794	2,152
Severance	1,646	-
Other	5	89

	$13,258	$9,407

During the second quarter of fiscal 2010, the Company completed a staff reduction program to eliminate approximately 10% of its workforce.  The accrued severance balance as of December 31, 2009 is related to this reduction in workforce and consists primarily of the remaining payments of salaries, bonuses and other benefits for separated employees.

The Company has reclassified the interest rate swap liability of $2.2 million as of March 31, 2009 from accounts payable to accrued liabilities.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	December 31, 2009	March 31, 2009
Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At December 31, 2009, the interest rate on the Tranche B Term Loan Facility was 2.48%. The interest rate is adjusted either monthly or quarterly at the Company’s option. Principal payments of $887,500 plus accrued interest are payable quarterly. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011 and are collateralized by substantially all of the Company’s assets.	$193,337	$252,337

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
	126,000	126,000

	319,337	378,337
Current portion of long-term debt	(3,550)	(3,550)

	$315,787	$374,787

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

Future principal payments required in accordance with the terms of the Tranche B Term Loan Facility and the Senior Subordinated Notes are as follows (in thousands):

Year Ending December 31
2010	$3,550
2011	189,787
2012	126,000

$319,337

10.	Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  At December 31, 2009, the outstanding obligation under the Company’s variable rate Tranche B Term Loan Facility was $193.3 million.  Although the Company does not enter into derivative financial instruments for trading purposes, all of the Company’s derivatives are over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  The Company is accounting for the interest rate cap and swap agreements as cash flow hedges.

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

Based upon the above, the following fair value hierarchy was created:

Level 1 –	Quoted market prices for identical instruments in active markets,

Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 –	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows (in thousands):

		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$794	$--	$794	$--

		Fair Value Measurements at March 31, 2009
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$2,152	$--	$2,152	$--

A summary of the fair value of the Company’s derivative instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

				For the Three Months Ended December 31, 2009
	December 31, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Other Accrued Liabilities	$125,000	$(794)	Interest Expense	$(830)	$778

				For the Nine Months Ended December 31, 2009
	December 31, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Other Accrued Liabilities	$125,000	$(794)	Interest Expense	$(2,090)	$1,358

				For the Three Months Ended December 31, 2008
	December 31, 2008			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Prepaid expenses	$175,000	$(2,680)	Interest Income	$247	$(3,455)

				For the Nine Months Ended December 31, 2008
	December 31, 2008			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Prepaid expenses	$175,000	$(2,680)	Interest Income	$111	$(1,153)

The Company recorded interest expense of $830,000 and interest income of $247,000 during the three month periods ended December 31, 2009 and 2008, respectively, in connection with this interest rate swap agreement.  The Company recorded interest expense of $2.1 million and interest income of $111,000 during the nine month periods ended December 31, 2009 and 2008, respectively, in connection with this interest rate swap agreement.  Assuming that the LIBOR rate does not fluctuate subsequent to December 31, 2009, the Company estimates that it will recognize approximately $822,000 in additional interest expense during the remaining three months of its fiscal year ending March 31, 2010.

At December 31, 2009 and March 31, 2009, the fair values of the interest rate swap liability were $794,000 and $2.2 million, respectively.  Such amounts were included in other accrued liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.  The changes in the fair value of this interest rate swap are recorded in Accumulated Other Comprehensive Income in the balance sheet due to its designation as a cash flow hedge.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At December 31, 2009 and March 31, 2009, the carrying value of the Tranche B Term Loan Facility was $193.3 and $252.3 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at the Company’s option, on either a monthly or quarterly basis, to the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.  The market value of the Company’s Tranche B Term Loan Facility was approximately $189.4 million and $244.8 million at December 31, 2009 and March 31, 2009, respectively.  At December 31, 2009 and March 31, 2009, the carrying value of the Company’s 9.25% Senior Subordinated Notes was $126.0 million.  The market value of these notes was approximately $127.3 million and $119.7 million at December 31, 2009 and March 31, 2009, respectively.  The market values of the notes have been determined from market transactions in the Company’s debt securities.

11. Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through December 31, 2009.

During the year ended March 31, 2009, the Company repurchased 65,000 shares of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements.  All of such shares have been recorded as treasury stock.  There were no share repurchases during the three or nine month periods ended December 31, 2009.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31		Nine Months Ended December 31
	2009	2008	2009	2008
Numerator
Income from continuing operations	$10,336	$7,740	$28,010	$23,287
Income from discontinued operations and gain on sale of discontinued operations	244	278	818	1,034
Net income	$10,580	$8,018	$28,828	$24,321

Denominator
Denominator for basic earnings per share – weighted average shares	50,030	49,960	50,008	49,921

Dilutive effect of unvested restricted common stock (including restricted stock units), options and stock appreciation rights issued to employees and directors	44	80	70	117

Denominator for diluted earnings per share	50,074	50,040	50,078	50,038

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.21	$0.15	$0.56	$0.47
Basic earnings per share from discontinued operations and gain on sale of discontinued operations	--	0.01	0.02	0.02
Basic net earnings per share	$0.21	$0.16	$0.58	$0.49

Diluted earnings per share from continuing operations	$0.21	$0.15	$0.56	$0.47
Diluted earnings per share from discontinued operations and gain on sale of discontinued operations	--	0.01	0.02	0.02
Diluted net earnings per share	$0.21	$0.16	$0.58	$0.49

At December 31, 2009, 212,202 shares of restricted stock granted to employees, including restricted stock units, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 101,802 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of December 31, 2009.  Lastly, at December 31, 2009, there were options to purchase 1,391,172 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At December 31, 2008, 195,000 shares of restricted stock granted to employees, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 437,000 shares of restricted stock granted to employees, as well as 15,000 stock appreciation rights have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of December 31, 2008.  Lastly, at December 31, 2008, there were options to purchase 663,000 shares of common stock outstanding that were not included in the computation of diluted earnings because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

13.      Comprehensive Income

The following table describes the components of comprehensive income for each of the three and nine month periods ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31
	2009	2008
Components of Comprehensive Income
Net income	$10,580	$8,018

Unrealized gain (loss) on interest rate caps, net of income tax of $296 (2009) and $(1,313) (2008)	482	(2,142)

Comprehensive Income	$11,062	$5,876

	Nine Months Ended December 31
	2009	2008
Components of Comprehensive Income
Net income	$28,828	$24,321

Amortization of interest rate caps reclassified into earnings, net of income tax of $32 (2008)	--	53

Unrealized gain (loss) on interest rate caps, net of income tax of $516 (2009) and $(438) (2008)	842	(716)

Comprehensive Income	$29,670	$23,658

14.	Share-Based Compensation

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

During the nine month period ended December 31, 2009, net compensation costs charged against income and the related income tax benefit recognized were $1.7 million and $630,000, respectively.  During the nine month period ended December 31, 2008, net compensation costs charged against income, and the related tax benefits recognized were $2.2 million and $852,000, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment by the Company of revenue and earnings before income taxes, depreciation and amortization growth targets, or the attainment of certain time vesting thresholds.  Certain restricted share awards provide for automatic accelerated vesting if there is a change of control, as defined in the plan or document pursuant to which the awards were made.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average fair values of restricted shares granted during the nine month periods ended December 31, 2009 and 2008 were $7.09 and $10.85, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2009	342.4	$11.31
Granted	171.6	7.09
Vested	(47.8)	10.97
Forfeited	(152.2)	11.54
Nonvested at December 31, 2009	314.0	8.94

Nonvested at March 31, 2008	484.7	11.78
Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(138.1)	12.24
Nonvested at December 31, 2008	620.2	11.26

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses both historical and current data to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the nine month period ended December 31, 2009 and 2008 was $3.64 and $5.04, respectively.

	Nine month period Ended December 31
	2009	2008
Expected volatility	45.6%	43.3%
Expected dividends	--	--
Expected term in years	7.0	6.0
Risk-free rate	2.8%	3.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2008	253.5	$12.86	9.2	$--
Granted	413.3	10.91	9.4	--
Exercised	--	--	--
Forfeited or expired	(4.1)	11.83	9.1	--
Outstanding at December 31, 2008	662.7	11.65	9.0	--

Outstanding at March 31, 2009	662.6	11.65	8.8	--
Granted	1,125.0	7.16	9.7	--
Exercised	--	--
Forfeited or expired	(142.6)	11.26	1.2	--
Outstanding at December 31, 2009	1,645.0	8.61	9.1	--

Exercisable at December 31, 2009	304.7	11.98	7.9	--

Stock Appreciation Rights (“SARs”)
In July 2006, the Board of Directors granted SARs to a group of selected executives; however, no SARs have been granted since that date.  The terms of the SARs provided that on the vesting date, the executive would receive for each SAR awarded to an executive the excess of the market price of the Company’s common stock on the vesting date over the market price of the Company’s common stock on the date the award was granted.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company’s common stock on the date the SAR is granted.  SARs may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 to 5 years.  The weighted-average grant date fair value of the SARs granted was $3.68.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model.  The SARs expired on March 31, 2009; and no compensation was paid because the grant-date market price of the Company’s common stock exceeded the market value of the Company’s common stock on the measurement date.

A summary of SAR activity under the Plan is as follows:

SARs	Shares (in thousands)	Grant Date Stock Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2008	16.1	$9.97	1.00	$--
Granted	--	--	--	--
Forfeited or expired	(1.2)	9.97	0.25	--
Outstanding at December 31, 2008	14.9	9.97	0.25	--

At December 31, 2009, there were $5.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over the next 4 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the nine months ended December 31, 2009 and 2008 was $525,000 and $300,000, respectively.  There were no options exercised during either of the nine month periods ended December 31, 2009 and 2008; hence, there were no tax benefits realized during these periods.  At December 31, 2009, there were 2.9 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate subject to adjustments for discrete events should they occur.  The effective tax rates used in the calculation of income taxes were 42.92% and 39.84%, respectively, for the three and nine month period ended December 31, 2009. The effective tax rate used in the calculation of income taxes was 37.9% for the three and nine month period ended December 31, 2008. The income tax expense for the three and nine month period ended December 31, 2009 includes a discrete adjustment to the Company’s deferred tax liabilities of $930,000 for expected future increases in the effective state income tax rate.

At December 31, 2009, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $2 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

Uncertain tax liability activity is as follows:

	2009	2008
(In thousands)
Balance - March 31	$225	$--
Adjustments based on tax positions related to the current year	100	--
Balance - December 31	$325	$--

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year.

16.	Commitments and Contingencies

Securities Class Action Litigation

The Company and certain of its officers and directors were defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”).   Plaintiffs purported to represent a class of stockholders of the Company who purchased shares of the Company’s common stock from February 9, 2005 through November 15, 2005 (the “Class Period”).  Plaintiffs also named as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering.  On September 4, 2007, the Court issued an Order certifying a class consisting of all persons who purchased the Company’s common stock pursuant, or traceable to, the Company’s initial public offering during the Class Period and were damaged thereby.  After having given notice to class members, the defendants and the lead plaintiffs have reached an agreement in principle to settle the Consolidated Action.  On December 4, 2009, the settlement proposed by the defendants and the lead plaintiffs received final approval from the Court.  Insurance covered the costs of all payments to the plaintiffs and their counsel. As a result, the Consolidated Action, and all claims made therein against us, our officers and directors and the other defendants in the action were dismissed with prejudice.

DenTek Litigation

In April 2007, the Company filed a lawsuit in the United States District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’s® NightGuard™  Dental Protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan, Raymond Duane and C.D.S. Associates, Inc. (“CDS”) as additional defendants in this action and added other claims to the previously filed complaint.  Kaplan and Duane were formerly employed by the Company, and CDS is a corporation controlled by Duane through which Duane provided services to the Company.  In the Second Amended Complaint, the Company has asserted claims for patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.  On October 19, 2007, the Company filed a motion for preliminary injunction, asking the Court to enjoin the defendants from (i) continuing to improperly use the Company’s trade secrets; (ii) continuing to breach any contractual agreements with the Company; and (iii) marketing and selling any dental protector products or other products in which Duane or Kaplan has had any involvement or provided any assistance to DenTek.  A hearing date for the motion for preliminary injunction has not yet been set by the Court.

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

In October 2008, DenTek, Kaplan, Duane and CDS filed Answers to the Second Amended Complaint.  In their Answers, each of DenTek, Duane and CDS has asserted counterclaims against the Company.  DenTek’s counterclaims allege false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s® NightGuard™ Classic™ dental protector.  Duane’s counterclaim is a contractual indemnity claim seeking to recover attorneys’ fees pursuant to the release between Duane and Dental Concepts

LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc., plaintiff in the DenTek litigation and another wholly-owned subsidiary of Prestige Brands Holdings, Inc.  CDS’ counterclaim alleges a breach of the consulting agreement between CDS and Dental Concepts.

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

On January 15, 2010, the Company and DenTek reached a tentative settlement agreement in principle to resolve the pending litigation between the Company and DenTek during a settlement conference before the Court.  The settlement agreement remains subject to the negotiation and execution of a written settlement agreement acceptable to the Company and DenTek.  As of the date of this Quarterly Report, a final settlement agreement was not yet executed by the parties. There can be no assurance that the Company and DenTek will ultimately execute a final settlement agreement and that the litigation will be resolved.  In the event that a final settlement agreement is not executed or the litigation is not otherwise resolved, the litigation will resume.

The Company’s management believes that the counterclaims asserted by DenTek, Duane and CDS are legally deficient and that it has meritorious defenses to the counterclaims.  In the event the settlement is not consummated and the litigation resumes, the Company intends to vigorously defend against the counterclaims; however, the Company cannot, at this time, reasonably estimate the potential range of loss, if any.  The settlement agreement has no impact on the litigation pending between the Company and each of Duane, CDS and Kaplan.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending December 31
2010	$698	$83	$781
2011	555	79	634
2012	573	45	618
2013	591	27	618
2014	199	--	199

	$2,616	$234	$2,850

Rent expense for the three and nine month periods ended December 31, 2009 was $206,000 and $554,000, respectively, while rent expense for the three and nine month periods ended December 31, 2008 was $155,000 and $461,000, respectively.

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

(In thousands)
Year Ending December 31
2010	$10,743
2011	7,541
2012	1,181
2013	1,137
2014	1,094
Thereafter	3,942

$25,638

17.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and nine month periods ended December 31, 2009, approximately 62.3% and 62.8%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and nine month periods ended December 31, 2008 approximately 61.1% and 58.9%, respectively, of the Company’s total sales were derived from its four major brands.  During the three and nine month periods ended December 31, 2009, approximately 24.9% and 25.0%, respectively, of the Company’s sales were made to one customer, while during the three and nine month periods ended December 31, 2008, 26.6% and 25.9%, respectively, of sales were to this customer.  At December 31, 2009, approximately 22.9% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 36 third-party manufacturers.  Of those, the top 10 manufacturers produced items that accounted for approximately 79% of the Company’s gross sales for the nine months ended December 31, 2009 compared to 75% during the nine months ended December 31, 2008. The Company did not have long-term contracts with manufacturers of product of approximately 20% of our gross sales for the nine months ended December 31, 2009 compared to 20% during the nine months ended December 31, 2008.  The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time for any reason, increase the cost we are charged for our products, or fail to provide the Company with the level of products the Company needs to meet its customers’ demands.  Should one or more of our manufacturers stop producing product on our behalf or increase our costs in excess of our ability to increase our sales price, it could have a material adverse effect on our business, financial condition and results from operations.

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

The table below summarizes information about the Company’s operating and reportable segments.

	Three Months Ended December 31, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$46,160	$26,828	$2,009	$74,997
Other revenues	9	437	5	451

Total revenues	46,169	27,265	2,014	75,448
Cost of sales	16,919	17,481	1,241	35,641

Gross profit	29,250	9,784	773	39,807
Advertising and promotion	5,146	877	76	6,099

Contribution margin	$24,104	$8,907	$697	33,708
Other operating expenses				10,007

Operating income				23,701
Other expense				5,558
Provision for income taxes				7,807
Income from continuing operations				10,336
Income from discontinued operations, net of income tax				87

Gain on sale of discontinued operations, net of income tax				157

Net income				$10,580

	Nine Months Ended December 31, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$137,800	$82,271	$9,059	$229,130
Other revenues	29	1,454	28	1,511

Total revenues	137,829	83,725	9,087	230,641
Cost of sales	49,664	53,765	5,241	108,670

Gross profit	88,165	29,960	3,846	121,971
Advertising and promotion	19,264	5,080	301	24,645

Contribution margin	$68,901	$24,880	$3,545	97,326
Other operating expenses				33,869

Operating income				63,457
Other expense				16,853
Provision for income taxes				18,594
Income from continuing operations				28,010
Income from discontinued operations, net of income tax				661

Gain on sale of discontinued operations, net of income tax				157

Net income				$28,828

	Three Months Ended December 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$47,526	$27,586	$2,233	$77,345
Other revenues	69	552	-	621

Total revenues	47,595	28,138	2,233	77,966
Cost of sales	16,892	18,253	1,335	36,480

Gross profit	30,703	9,885	898	41,486
Advertising and promotion	9,459	1,794	96	11,349

Contribution margin	$21,244	$8,091	$802	30,137
Other operating expenses				10,622

Operating income				19,515
Other expense				7,051
Provision for income taxes				4,724
Income from continuing operations				7,740
Income from discontinued operations, net of income tax				278

Net income				$8,018

	Nine Months Ended December 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$137,090	$87,472	$8,020	$232,582
Other revenues	93	1,828	-	1,921

Total revenues	137,183	89,300	8,020	234,503
Cost of sales	47,667	57,113	5,009	109,789

Gross profit	89,516	32,187	3,011	124,714
Advertising and promotion	25,150	6,595	384	32,129

Contribution margin	$64,366	$25,592	$2,627	92,585
Other operating expenses				32,573

Operating income				60,012
Other expense				22,513
Provision for income taxes				14,212
Income from continuing operations				23,287
Income from discontinued operations, net of income tax				1,034

Net income				$24,321

During the three and nine month periods ended December 31, 2009, approximately 95.5% and 95.7%, respectively, of the Company’s sales were made to customers in the United States and Canada while during the three and nine month periods ended December 31, 2008, approximately 96.2% and 96.4%, respectively, of sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At December 31, 2009, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the- Counter	Household	Personal
(In thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite-lived	334,750	119,821	--	454,571
Finite-lived	67,851	33,579	5,827	107,257
	402,601	153,400	5,827	561,828

	$506,701	$160,789	$8,578	$676,068

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as well as those described in future reports filed with the SEC.  See also “Cautionary Statement Regarding Forward-Looking Statements” on page 47 of this Quarterly Report on Form 10-Q.

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

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies generally have had long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support.  We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners.  After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels.  We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

Discontinued Operations and Sale of Certain Assets

In October 2009, the Company sold certain assets related to the shampoo brands previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reclassified the related assets as held for sale in the consolidated balance sheets as of March 31, 2009 and reclassified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company recognized a gain of $253,000 on a pre-tax basis and $157,000 net of tax effects on the sale in the quarter ended December 31, 2009.

The following table presents the assets related to the discontinued operations as of March 31, 2009 (in thousands):

March 31, 2009

Inventory	$1,038
Intangible assets	8,472

Total assets held for sale	$9,510

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2009	2008	2009	2008
Components of Income
Revenues	$651	$2,312	$4,998	$7,360
Income before income taxes	140	447	1,064	1,665

The total purchase price for the assets was $9 million, subject to adjustments for inventory, with $8 million received upon closing, and the remaining $1 million to be paid on the first anniversary of the closing.

Three Month Period Ended December 31, 2009 compared to the
Three Month Period Ended December 31, 2008

Revenues (in thousands)
	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$46,169	61.2	$47,595	61.0	$(1,426)	(3.0)
Household Cleaning	27,265	36.1	28,138	36.1	(873)	(3.1)
Personal Care	2,014	2.7	2,233	2.9	(219)	(9.8)

	$75,448	100.0	$77,966	100.0	$(2,518)	(3.2)

Revenues for 2009 were $75.4 million, a decrease of $2.5 million, or 3.2%, versus 2008. Revenues for all segments decreased versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 4.5% of total revenues, increased by $347,000 or 11.5% during 2009 compared to 2008 due to stronger shipments of eye care product to our Australian distributor.

In early February 2010, the Company was notified that its largest customer intended to discontinue the sale of The Doctor’s NightGuard and The Doctor’s Brushpicks due to that customer’s initiative to reduce the number of vendors in the Oral Care category.  Both products are included in our Over-the-Counter Healthcare Segment. Revenue and gross profit from these two products during the three months ended December 31, 2009 were approximately $2.1 million and $1.0 million, respectively.   The Company requested a formal review by the customer of the products’ performance in an effort to reverse the customer’s decision; however, there can be no assurances that the customer’s decision will be reversed or modified in any way or that sales of these products to that customer will resume at any level once discontinued.

Over-the-Counter Healthcare Segment
Revenues of the Over-the-Counter Healthcare segment decreased $1.4 million, or 3.0%, during 2009 versus 2008.  Revenue increases for Clear Eyes, Murine Tears, Chloraseptic and Little Remedies were offset by revenue decreases on Allergen Block, Dermoplast and Murine Ear. The increase in revenues for Clear Eyes was primarily the result of an increase in consumer consumption. The increase in revenues for Murine Tears was primarily the result of higher shipments to markets outside North America. Chloraseptic revenues increased as a result of shipments to customers in advance of the anticipated strong cough/cold flu season, although after a strong October, Chloraseptic consumer consumption for the period was down slightly.  Little Remedies revenue increased due to strong consumer consumption of its non-medicated products.  Allergen Block revenues decreased due to the non-recurrence during the current period of trade shipments to customers for the introductory advertising support that took place during the comparable prior year period.  Dermoplast revenue decreased due to non-recurrence during the current period of promotional shipments of the institutional product that took place in the comparable prior year period. Murine Ear's revenues decreased primarily as the result of slowing consumer consumption, particularly on Earigate.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $873,000, or 3.1%, during 2009 versus 2008.  A decrease in revenue for Comet was partially offset with increased revenue of Spic and Span and Chore Boy. Comet’s revenues decreased primarily due to lower consumer demand for bathroom spray.  Chore Boy revenues increased as a result of timing of promotional shipments in September 2008 which were not repeated this year.  Chore Boy consumer consumption declined for the period.   Spic and Span’s revenues increased primarily due to timing of promotional shipments to the dollar store class of trade.

Personal Care Segment
Revenues of the Personal Care segment decreased $219,000, or 9.8%, during 2009 versus 2008.  The revenue decrease was primarily due to lower sales and higher trade allowances for Cutex.

Gross Profit (in thousands)
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$29,250	63.4	$30,703	64.5	$(1,453)	(4.7)
Household Cleaning	9,784	35.9	9,885	35.1	(101)	(1.0)
Personal Care	773	38.4	898	40.2	(125)	(13.9)

	$39,807	52.8	$41,486	53.2	$(1,679)	(4.0)

Gross profit for 2009 decreased $1.7 million, or 4.0%, when compared with 2008.  As a percent of total revenues, gross profit decreased from 53.2% in 2008 to 52.8% in 2009. The decrease in gross profit as a percent of revenues was primarily due to increased promotional allowances and higher distribution costs partially offset by lower obsolescence costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment decreased $1.5 million, or 4.7%, during 2009 versus 2008.  As a percent of Over-the-Counter Healthcare revenues, gross profit decreased from 64.5% during 2008 to 63.4% during 2009.  The decrease in gross profit percentage was the result of higher trade allowances and unfavorable sales mix.  The increase in trade allowances was primarily the result of an increase in trade promotion activity behind the Allergen Block products.  The unfavorable sales mix was due to lower sales of Allergen Block during the period which has a lower product cost than the segment average.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $101,000, or 1.0%, during 2009 versus 2008.  As a percent of Household Cleaning revenue, gross profit increased from 35.1% during 2008 to 35.9% during 2009. The increase in gross profit percentage was the result of decreased product costs for Comet partially offset by higher distribution costs for Comet due to transition to a new Comet powder supplier.

Personal Care Segment
Gross profit for the Personal Care segment decreased $125,000, or 13.9%, during 2009 versus 2008.  As a percent of Personal Care revenues, gross profit decreased from 40.2% during 2008 to 38.4% during 2009.  The decrease in gross profit percentage was due to higher trade allowances and distribution costs for Cutex.

Contribution Margin (in thousands)
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$24,104	52.2	$21,244	44.6	$2,860	13.5
Household Cleaning	8,907	32.7	8,091	28.8	816	10.1
Personal Care	697	34.6	802	35.9	(105)	(13.1)

	$33,708	44.7	$30,137	38.7	$3,571	11.8

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $3.6 million, or 11.8%, during 2009 versus 2008.  The contribution margin increase was the result of a $5.2 million, or 46.3%, decrease in advertising and promotional spending, partially offset by the decrease in gross profit as previously discussed.  The decrease in advertising and promotional spending was primarily attributable to decreases in media support in the Over-the-Counter Healthcare and Household Segments.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $2.9 million, or 13.5%, during 2009 versus 2008. The contribution margin increase was the result of a $4.3 million, or 45.6%, decrease in advertising and promotional spending, partially offset by the decrease in gross margin as previously discussed. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for the Allergen Block products from introductory media support levels in the prior year.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $816,000, or 10.1%, during 2009 versus 2008.  The contribution margin increase was the result of the decrease in gross profit as previously discussed, offset by a decrease in media support for Comet Mildew Spray Gel.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $105,000, or 13.1%, during 2009 versus 2008. The contribution margin decrease was primarily the result of the decrease in gross profit as previously discussed.

General and Administrative
General and administrative expenses were $7.4 million for 2009 versus $8.3 million for 2008. The decrease in expense was due to a reduction in legal expenses, favorable currency translation costs partially offset by higher incentive compensation costs.

Depreciation and Amortization
Depreciation and amortization expense was $2.6 million for 2009 versus $2.3 million for 2008.  Amortization was affected by the transfer of two trademarks in the Household Cleaning segment and one trademark in the Over-the-Counter segment, aggregating $45.6 million, from indefinite-lived status to intangibles with finite lives. Commencing April 1, 2009, these intangibles are being amortized over a 20 year estimated useful life.  This increase in amortization expense was partially offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009, resulting in a net increase in depreciation and amortization expense of $285,000 for the period.

Interest Expense
Net interest expense was $5.6 million during 2009 versus $7.1 million during 2008. The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of variable interest rates on our senior debt. The average cost of funds decreased from 7.4% for 2008 to 6.8% for 2009 while the average indebtedness decreased from $384.9 million during 2008 to $328.8 million during 2009.

Income Taxes
The provision for income taxes during 2009 was $7.8 million versus $4.7 million during 2008.  The effective tax rate during 2009 was 43.0% versus 37.9% during 2008.  The increase in the effective rate was a result of a $930,000 non-cash charge to deferred tax liability as a result of increasing the company’s future effective tax rate from 37.9% to 38.3%.  The increase in tax rate is a result of the divestiture of the shampoo business which increases the overall effective state tax rate on continuing operations.  The new effective rate is applicable for tax years beginning after March 31, 2010.

Nine month period Ended December 31, 2009 compared to the
Nine month period Ended December 31, 2008

Revenues (in thousands)
	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$137,829	59.8	$137,183	58.5	$646	0.5
Household Cleaning	83,725	36.3	89,300	38.1	(5,575)	(6.2)
Personal Care	9,087	3.9	8,020	3.4	1,067	13.3

	$230,641	100.0	$234,503	100.0	$(3,862)	(1.6)

Revenues for 2009 were $230.6 million, a decrease of $3.9 million, or 1.6%, versus 2008.  Revenues for both the Over-the-Counter Healthcare and Personal Care segments increased versus the comparable period. Revenues for the Household Cleaning segment declined during the period.  Revenues from customers outside of North America, which represent 4.3% of total revenues, increased by $1.1 million or 12.2% during 2009 versus 2008.

In early February 2010, the Company was notified that its largest customer intended to discontinue the sale of The Doctor’s NightGuard and The Doctor’s Brushpicks due to that customer’s initiative to reduce the number of vendors in the Oral Care category.  Both products are included in our Over-the-Counter Healthcare Segment. Revenue and gross profit from these two products during the nine months ended December 31, 2009 were approximately $4.7 million and $2.3 million, respectively.  The Company requested a formal review by the customer of the products’ performance in an effort to reverse the customer’s decision; however, there can be no assurances that the customer’s decision will be reversed or modified in any way or that sales of these products to that customer will resume at any level once discontinued.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $646,000, or 0.5%, during 2009 versus 2008. Revenue increases for Clear Eyes, Chloraseptic, Compound W, Little Remedies, Murine Tears and The Doctor's were partially offset by revenue decreases on Allergen Block, Murine Ear, Wartner and Dermoplast.  Clear Eyes revenues increased primarily due to the launch of a new line of Clear Eyes Tears products and stronger shipments of the traditional and convenience size items.  Chloraseptic revenues increased as the result of a stronger spring flu season driving consumer consumption and strong orders in advance of the winter cough/cold season. Compound W revenues increased due to increased consumer consumption, particularly behind the non-cryogenic products. Little Remedies revenues increased as the result of distribution gains and increased consumer consumption of its non-medicated pediatric products. Murine Tears revenues increased as the result of higher shipments to markets outside North America. The Doctor's revenues increased due to an increase in advertising and the non-recurrence during the current period of promotional allowances related to the restage of the Advanced Comfort NightGuard dental protector that took place in 2008. Allergen Block revenues decreased as current year sales did not equal the pipeline orders that existed in 2008 as a result of promotions during the introductory period for the product.  Murine Ear's revenues decreased primarily as the result of slowing consumer consumption, particularly on Earigate.  Wartner's revenues decreased as the result of lost distribution and softness in the cryogenic segment of the wart treatment category.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.6 million, or 6.2%, during 2009 versus 2008. Comet's revenues decreased primarily due to softer consumer consumption of bathroom spray.  Chore Boy  revenues declined as a result of weaker consumer consumption and lost distribution. Spic and Span revenues were flat versus 2008.

Personal Care Segment
Revenues for the Personal Care segment increased $1.1 million, or 13.3%, during 2009 versus 2008.  The revenue increase was driven by Cutex and was due to improving consumption in the nail polish remover category.

Gross Profit (in thousands)
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$88,165	64.0	$89,516	65.3	$(1,351)	(1.5)
Household Cleaning	29,960	35.8	32,187	36.0	(2,227)	(6.9)
Personal Care	3,846	42.3	3,011	37.5	835	27.7

	$121,971	52.9	$124,714	53.2	$(2,743)	(2.2)

Gross profit during 2009 decreased $2.7 million, or 2.2%, versus 2008.  As a percent of total revenue, gross profit decreased from 53.2% in 2008 to 52.9% in 2009. The decrease in gross profit as a percent of revenues was primarily due to increased obsolescence costs and supplier transitional costs, partially offset by decreases in distribution costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment decreased $1.4 million, or 1.5%, during 2009 versus 2008.  As a percent of Over-the-Counter Healthcare revenues, gross profit decreased from 65.3% during 2008 to 64.0% during 2009.  The decrease in gross profit percentage was primarily the result of higher promotional allowances, unfavorable sales mix and increased obsolescence costs partially offset by lower distribution costs.  The increase in promotional allowances was primarily the result of an increase in trade promotion activity behind the Allergen Block products.  The unfavorable sales mix was due to lower sales of Allergen Block, which has a lower product cost than the segment average. The increase in obsolescence costs was the result of short dated and slow moving eye care and Allergen Block inventory.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $2.2 million, or 6.9%, during 2009 versus 2008.  As a percent of Household Cleaning revenues, gross profit decreased from 36.0% during 2008 to 35.8% during 2009. The decrease in gross profit percentage was the result of higher promotional allowances across the segment and costs associated with the transition to a new Comet powder supplier, partially offset by decreased product costs for Chore Boy and Comet and lower distribution costs.

Personal Care Segment
Gross profit for the Personal Care segment increased $835,000, or 27.7%, during 2009 versus 2008.  As a percent of Personal Care revenues, gross profit increased from 37.5% during 2008 to 42.3% during 2009.  The increase in gross profit percentage was due to lower promotional allowances and absence of obsolescence costs for Cutex.

Contribution Margin (in thousands)
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$68,901	50.0	$64,366	46.9	$4,535	7.0
Household Cleaning	24,880	29.7	25,592	28.7	(712)	(2.8)
Personal Care	3,545	39.0	2,627	32.8	918	34.9

	$97,326	42.2	$92,585	39.5	$4,741	5.1

Contribution Margin, defined as gross profit less advertising and promotional expenses, for 2009 increased $4.7 million, or 5.1%, versus 2008. The contribution margin increase was the result of a $7.5 million, or 23.3%, decrease in advertising and promotional spending, partially offset by the decrease in gross profit as previously discussed.  The decrease in advertising and promotional spending was primarily attributable to decreases in media support for both the Over-the-Counter Healthcare and Household Cleaning segments, and market research for the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $4.5 million, or 7.0%, during 2009 versus 2008.  The contribution margin increase was the result of a $5.9 million, or 23.4%, decrease in advertising and promotional spending, partially offset by the decrease in gross margin as previously discussed.  The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for the Allergen Block and Murine Earigate products, and a decrease in market research for Clear Eyes, Chloraseptic and Compound W.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $712,000, or 2.8%, during 2009 versus 2008. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a decrease in media support for Comet Mildew Spray Gel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $918,000, or 34.9%, during 2009 versus 2008.  The contribution margin increase was the result of the increase in gross profit as previously discussed and a modest reduction in trade promotion and market research for Cutex.

General and Administrative
General and administrative expenses were $26.1 million for 2009 versus $25.6 million for 2008. The increase in expense was due to a $2.5 million net charge associated with the reduction in workforce and the CEO change, which took place in our second fiscal quarter, partially offset by favorable currency translation costs and a reduction in legal expenses.

Depreciation and Amortization
Depreciation and amortization expense was $7.8 million for 2009 versus $6.9 million for 2008.  Amortization was affected by the transfer of two trademarks in the Household Cleaning segment and one trademark in the Over-the-Counter Healthcare segment, aggregating $45.6 million, from indefinite-lived status to intangibles with finite lives. Commencing April 1, 2009, these intangibles are being amortized to operations over a 20 year estimated useful life.  This increase in amortization expense was partially offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009, resulting in a net increase in depreciation and amortization expense of $856,000 for the period.

Interest Expense
Net interest expense was $16.9 million during 2009 versus $22.5 million during 2008.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 7.6% for 2008 to 6.4% for 2009 while the average indebtedness decreased from $394.6 million during 2008 to $348.8 million during 2009.

Income Taxes
The provision for income taxes during 2009 was $18.6 million versus $14.2 million in 2008.  The effective tax rate was 39.9% during 2009 versus 37.9% during 2008.   The increase in the effective rate was a result of a $930,000 non-cash charge to deferred tax liability as a result of increasing the company’s future effective tax rate from 37.9% to 38.3%.  The increase in tax rate is a result of the divestiture of the shampoo business which increases the overall effective state tax rate on continuing operations.  The new effective rate is applicable for tax years starting after March 31, 2010.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.  Because we allowed our revolving credit facility to expire in April 2009 and due to the uncertain credit markets, the Company has increased its cash reserves by an additional $30.0 million to provide an additional margin of liquidity.  The Company expects to refinance its existing credit facility and Senior Subordinated Notes on or before March 31, 2010; however, the Company cannot provide any assurance that such refinancing will be consummated by such date or at a future date.

	Nine Months Ended December 31
(In thousands)	2009	2008
Cash provided by (used for):
Operating Activities	$50,490	$53,347
Investing Activities	7,591	(4,588)
Financing Activities	(59,000)	(26,903)

Operating Activities
Net cash provided by operating activities was $50.5 million for the nine month period ended December 31, 2009 compared to $53.3 million for the comparable period in 2008.  The $2.8 million decrease in net cash provided by operating activities was the result of a decrease in working capital, primarily due to the increase in inventories, partially offset by increases in net income and deferred income taxes.

Consistent with the nine months ended December 31, 2008, the Company’s cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, as well as stock-based compensation costs.

Investing Activities
Net cash provided by investing activities was $7.6 million for the nine month period ended December 31, 2009 compared to net cash used for investing activities of $4.6 million for the comparable period in 2008.  The net cash provided by investing activities during the nine month period ended December 31, 2009 was primarily due to the divestiture of the shampoo business partially offset by the acquisition of property and equipment.  Net cash used for investing activities during the nine month period ended December 31, 2008 was primarily due to the $4.2 million settlement of a purchase price adjustment associated with the Wartner USA BV acquisition in 2006.  The remainder was for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $59.0 million for the nine month period ended December 31, 2009 compared to $26.9 million for the comparable period in 2008.  During the nine month period ended December 31, 2009, the Company repaid $56.3 million of indebtedness in excess of normal maturities with cash generated from operations.  This reduced our outstanding indebtedness to $319.3 million at December 31, 2009 from $378.3 million at March 31, 2009.

Capital Resources

As of December 31, 2009, we had an aggregate of $319.3 million of outstanding indebtedness, which consisted of the following:

•	$193.3 million of borrowings under the Tranche B Senior Secured Term Loan Facility, and

•	$126.0 million of 9.25% Senior Subordinated Notes due 2012.

All loans under the senior secured term loan facility (“Senior Credit Facility”) bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  At December 31, 2009, an aggregate of $193.3 million was outstanding under the Senior Credit Facility at an interest rate of 2.48%.

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

In February 2008, the Company entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement a $50.0 million interest rate cap agreement that expired on May 30, 2008.  Under this swap, the Company agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminates on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or accrued liabilities at the balance sheet date.  At December 31, 2009 and March 31, 2009, the fair values of the interest rate swap were $794,000 and $2.2 million, respectively.  Such amounts were included in other accrued liabilities.

The Senior Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  The Senior Credit Facility, as well as the Indenture governing the Senior Subordinated Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.0 to 1.0 for the quarter ended December 31, 2009, decreasing over time to 3.75 to 1.0 for the quarter ending December 31, 2010, and remaining level thereafter,

•
Have an interest coverage ratio of greater than 3.0 to 1.0 for the quarter ended December 31, 2009, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and remaining level thereafter, and

•	Have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended December 31, 2009, and for each quarter thereafter until the quarter ending March 31, 2011.

At December 31, 2009, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Subordinated Notes.  Additionally, management anticipates that in the normal course of operations, the Company will be in compliance with the financial and restrictive covenants during the ensuing year.

At December 31, 2009, we had $193.3 million outstanding under the Tranche B Term Loan Facility which matures in April 2011.  We are obligated to make quarterly principal payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan.

As a result of the expiration of certain credit facilities, the current economic environment and the state of the credit markets, the Company established and reached its goal of enhancing its liquidity position and used its strong cash flow generated from operations to build its cash reserves.  Management estimates that cash reserves of approximately $30.0 million are sufficient to provide adequate liquidity, allowing the Company to meet its current and future obligations as they come due.  Accordingly, management made repayments against outstanding indebtedness of $29.3 million in excess of scheduled maturities during the year ended March 31, 2009 and $56.3 million in excess of scheduled maturities during the nine month period ended December 31, 2009.  While management intends to replace these credit facilities during the ensuing year, the uncertainties of the credit markets could impede our ability to do so.  As an example, the following factors could influence the amounts available to us and the interest rates associated with such an effort:

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

In the current credit environment, management would expect the average interest rate associated with such a refinancing to be in excess of the Company’s current average borrowing rate of 5.15%.  However, we can give no assurances that financing will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting estimates are as follows:

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales.  Such costs vary from period-to-period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as slotting fees and cooperative advertising.  We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the year ended March 31, 2009 was $17.4 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2009, our sales and operating income would have been adversely affected by approximately $1.7 million.  Net income would have been adversely affected by approximately $1.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine month periods ended December 31, 2009, our sales and operating income would have been adversely affected by approximately $512,000, and $1.5 million, respectively.  Net income would have been adversely affected by approximately $318,000 and $906,000 for the three and nine month periods ended December 31, 2009, respectively.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2009, we had 16 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.4 million; redemptions during the year were $1.3 million.  During the nine month period ended December 31, 2009, we had 19 coupon events.  The amounts recorded against revenue and accrued for these events during the three and nine month periods ended December 31, 2009 were $211,000 and $1.1 million, respectively. The redemption amounts during the three and nine month periods ended December 31, 2009 were $518,000 and $1.1 million, respectively.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2009, 2008 and 2007, returns represented 3.8%, 4.4% and 3.3%, respectively, of gross sales.  The increase in the returns rate from 2007 to 2008 of 1.1% was due to the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007. Had the voluntary withdrawal not occurred, the actual returns rate would have been 3.9%.  For the three and nine month periods ended December 31, 2009, product returns represented 2.6% and 2.9% of gross sales, respectively.  At December 31, 2009 and March 31, 2009, the allowance for sales returns was $2.3 million and $2.2 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.4% to 3.3% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2009 by approximately $357,000.  Net income would have been adversely affected by approximately $222,000.  An increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine month periods ended December 31, 2009 would have adversely affected our reported sales and operating income by approximately $88,000 and $272,000, respectively, while our net income would have been adversely affected by approximately $55,000 and $169,000, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At December 31, 2009 and March 31, 2009, the allowance for obsolete and slow moving inventory was $2.6 million and $1.4 million, representing 7.0% and 5.1%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $2.2 million for the year ended March 31, 2009, while for the three and nine month periods ended December 31, 2009, the Company recorded obsolescence costs of $(70,000) and $1.8 million, respectively.  A 1.0% increase in our allowance for obsolescence at March 31, 2009 would have adversely affected our reported operating income and net income for the year ended March 31, 2009 by approximately $273,000 and $170,000, respectively.  Similarly, a 1.0% increase in our allowance at December 31, 2009 would have adversely affected our reported operating income and net income for the three and nine month periods ended December 31, 2009 by approximately $367,000 and $228,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.7% and 0.3% of accounts receivable at December 31, 2009 and March 31, 2009, respectively.  Bad debt expense for the year ended March 31, 2009 was $130,000, while during the three and nine month periods ended December 31, 2009, the Company recorded bad debt expense of $50,000 and $150,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales during the year ended March 31, 2009 would have resulted in a decrease in reported operating income of approximately $303,000, and a decrease in our reported net income of approximately $188,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and nine month periods ended December 31, 2009 would have resulted in a decrease in reported operating income of approximately $75,000 and $231,000, respectively, and a decrease in our reported net income of approximately $47,000 and $143,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $676.1 million and $683.4 million at December 31, 2009 and March 31, 2009, respectively.  At December 31, 2009, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the- Counter	Household	Personal
(In thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$2,751	$114,240

Intangible assets
Indefinite-lived	334,750	119,821	--	454,571
Finite-lived	67,851	33,579	5,827	107,257
	402,601	153,400	5,827	561,828

	$506,701	$160,789	$8,578	$676,068

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

On an annual basis, during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and useful lives assigned to goodwill and intangible assets and tests for impairment.

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

The discount rate utilized in the analyses, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges in the future.  However, the Company was not required to recognize an additional impairment charge during the three or nine month periods ended December 31, 2009.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded net non-cash compensation expense of $2.4 million and $1.1 million during the years ended March 31, 2009 and 2008, respectively.  However, during the year ended March 31, 2009, management was required to reverse previously recorded stock-based compensation costs of $193,000 and $705,000 related to the May 2008 and 2007 grants, respectively, as it was determined that the Company would not meet the performance goals associated with such grants of restricted stock.  During the year ended March 31, 2008, management for the same reasons was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively.  The Company recorded non-cash compensation expense of $810,000 and $1.7 million during the three and nine month periods ended December 31, 2009, respectively, and non-cash compensation of $671,000 and $2.2 million during the three and nine month periods ended December 31, 2008, respectively. During the nine months ended December 31, 2009, management was required to reverse previously recorded stock-based compensation costs of $564,000 recorded in 2009, as the service requirements related to those grants were not met.

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

Recent Accounting Pronouncements
In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective beginning with the third quarter of the Company’s 2010 fiscal year; however, the adoption of the new guidance did not have a material impact on the Company’s financial position, results from operations or cash flows.

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

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative accounting principles generally accepted in the United States of America (“GAAP”) for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009; however, the adoption of the new guidance in the Company’s second quarter of the Company’s 2010 fiscal year did not have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2009, guidance was issued under the topic Subsequent Events related to the accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  Additionally, this guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  As discussed above, subsequent to the period end the Company sold certain personal care products to an unrelated third party. The related assets and operating results were reclassified accordingly.

The Financial Instruments Topic of the FASB ASC requires disclosures about the fair values of financial instruments at interim reporting periods in addition to annual financial statements.  Effective April 1, 2009, the new guidance involves only enhanced disclosures and did not have any impact on the Company’s financial position, results from operations or cash flows.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for our fiscal year ended March 31, 2009.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	Our ability to increase organic growth via new product introductions or line extensions,

•	The high level of competition in our industry and markets (including, without limitation, vendor and SKU rationalization and expansion of private label of product offerings),

•	Our ability to invest in research and development,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices and transportation and fuel charges,

•	Our ability to protect our intellectual property rights,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of indebtedness, and ability to service our debt,

•	Any adverse judgments rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions imposed by our Senior Credit Facility and the indenture on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2009 we had variable rate debt of approximately $193.3 million related to our Tranche B term loan.

In February 2008, the Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009, to replace and supplement a $50.0 million interest rate cap agreement that expired on May 30, 2008.  Under the swap agreement, the Company pays a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The fair value of the interest rate swap agreement of $794,000 was included in other accrued liabilities at December 31, 2009.  The agreement terminates on March 26, 2010.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve months ending December 31, 2010 of approximately $1.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2009 and September 30, 2009.  Except as set forth below, there have been no material developments in our pending legal proceedings since September 30, 2009.  For more information regarding our pending legal proceedings which we deem to be material to the Company, please see the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2009 and September 30, 2009.

Securities Class Action Litigation

After having given notice to class members, the defendants and the lead plaintiffs reached an agreement in principle to settle the litigation.  On December 4, 2009, the settlement proposed by the defendants and the lead plaintiffs received final approval from the Court.  Insurance covered the costs of all payments to the plaintiffs and their counsel. The class action and all claims made therein against us, our officers and directors and the other defendants in the action were dismissed with prejudice.

DenTek Oral Care, Inc. Litigation

On January 15, 2010, the Company and DenTek Oral Care, Inc. (“DenTek”) reached a tentative agreement in principle to resolve the pending litigation between the Company and DenTek during a settlement conference before the Court.  The settlement agreement remains subject to the negotiation and execution of a written settlement agreement acceptable to the Company and DenTek.  As of the date of this Quarterly Report, a final settlement agreement was not yet executed by the parties. There can be no assurance that the Company and DenTek will ultimately execute a final settlement agreement and that the litigation will be resolved.  In the event that a final settlement agreement is not executed or the litigation is not otherwise resolved, the litigation will resume.  The Company’s management believes that the counterclaims asserted by DenTek, Raymond Duane and C.D.S. Associates, Inc. (“CDS”) are legally deficient and that it has meritorious defenses to the counterclaims.  In the event the settlement is not consummated and the litigation resumes, the Company intends to vigorously defend against the counterclaims; however, the Company cannot reasonably estimate the potential range of loss, if any.  The settlement agreement has no impact on the litigation pending between the Company and each of Raymond Duane, CDS and Kelly Kaplan.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date: February 9, 2010	By:	/s/ PETER J. ANDERSON
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