Form 10-K
period 2010-03-31
Prestige Brands Holdings, Inc.
filed 2010-06-11
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-1297589 (I.R.S. Employer Identification No.)
90 North Broadway Irvington, New York 10533 (914) 524-6810
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2009 was $352.2 million.

As of June 4, 2010, the Registrant had 50,049,150 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) presently scheduled for August 3, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1.	BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and its subsidiaries.  Similarly, reference to a year (e.g. “2010”) refers to our fiscal year ended March 31 of that year.

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

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 97.1%, 97.0% and 96.7% of our net revenues for 2010, 2009 and 2008, respectively.
Major Brands	Market Position (1)	Market Segment (2)	Market Share (3) (%)	ACV(4) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	38.6	94
Clear Eyes®	#2	Eye Allergy/Redness Relief	16.0	88
Compound W®	#2	Wart Removal	32.9	90
Wartner®	#3	Wart Removal	4.8	23
The Doctor’s® NightGuard™	#2	Bruxism (Teeth Grinding)	32.0	41
The Doctor’s® Brushpicks®	#2	Interdental Picks	22.0	58
Little Remedies®	#5	Pediatric Healthcare	2.8	84
Murine®	#3	Personal Ear Care	12.3	73
New-Skin®	#1	Liquid Bandages	54.4	84
Dermoplast®	#3	Pain Relief Sprays	15.2	63

Household Cleaning:
Comet®	#2	Abrasive Tub and Tile Cleaner	33.6	99
Chore Boy®	#1	Soap Free Metal Scrubbers	29.8	37
Spic and Span®	#6	Dilutable All Purpose Cleaner	3.0	50

Personal Care:
Cutex®	#1	Nail Polish Remover	24.2	77

(1)

The data included in this Annual Report on Form 10-K with regard to the market share and ranking for our brands has been prepared by the Company, based in part on data generated by the independent market research firm, Symphony IRI Group, Inc., formerly known as Information Resources, Inc. (“Information Resources”).  Information Resources reports retail sales data in the food, drug and mass merchandise markets.  However, Information Resources’ data does not include Wal-Mart point of sale data, as Wal-Mart ceased providing sales data to the industry in 2001.  Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from the Information Resources data analyzed by the Company above does not significantly change our market share or ranking relative to our competitors.

(2)	“Market segment” has been defined by the Company based on its product offerings and the categories in which it competes.
(3)	“Market share” is based on sales dollars in the United States, as calculated by Information Resources for the 52 weeks ended March 21, 2010.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 21, 2010.  ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand may not be as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

Our products are sold through multiple channels, including mass merchandisers, drug, grocery, dollar and club stores, which reduces our exposure to any single distribution channel.

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

We have developed our brand portfolio through the acquisition of strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners.  Consequently, they did not benefit from the focus of senior level personnel or strong marketing support.  We also believe that the brands we have purchased from smaller private companies were constrained by the limited financial resources of their prior owners.  After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network.  We pursue this growth through increased advertising and promotion, new sales and marketing strategies, improved packaging and formulations and innovative new products.  Our business, business model and the following competitive strengths and growth strategy, however, face various risks that are described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Strong Competitor in Attractive Categories
We compete in product categories that address recurring consumer needs.  We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions and our low-cost operating model.  However, a significant increase in the number of product introductions or increased advertising, marketing and trade support by our competitors in these markets could have a material adverse effect on our business, financial condition and results from operations.

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of underserved consumer needs, the design of products that directly address those needs and the ability to extend our highly recognizable brand names to other products.  Demonstrative of this philosophy, in 2010 we introduced, under our Little Remedies pediatric product line, two new products called Sore Throat Relief and Mucus Relief and restaged our entire Chloraseptic lozenge product line with a new soothing liquid center formula.  In addition, our Clear Eyes product line added the benefit claim of up to 8 hour soothing comfort on the packaging.  In 2009, we introduced Chloraseptic Allergen Block and Little Allergies Allergen Block, patented topical gels that help block allergens on contact at the nose to help prevent allergic symptoms, such as runny nose, sneezing and nasal congestion.  These product introductions followed 2008 when we introduced Comet Mildew SprayGel, a high viscosity mildew stain remover spray.  During 2008, we also restaged Clear Eyes for Dry Eyes ACR Relief as Clear Eyes for Itchy Eyes to address the needs of allergy sufferers.   Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful and may be discontinued.

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

	Gross Profit %	G&A % To Total Revenues	CapEx % To Total Revenues
2010	52.1	11.3	0.2
2009	52.4	10.5	0.2
2008	51.8	10.0	0.2

On October 29, 2009, we divested our three shampoo brands- Denorex, Prell and Zincon. (See Note 2 to our consolidated financial statements.)  As a result of the divestiture, the shampoo brands are presented as discontinued operations in the Consolidated Financial Statements for all periods presented. Unless otherwise noted, the Annual Report on Form 10-K relates only to results from continuing operations.

In 2010, our gross profit decreased 30 basis points due to unfavorable product mix and transition costs associated with transferring manufacturing in one of our household product lines to a new supplier.   In 2009, our gross profit increased 60 basis points due to our ongoing efforts to reduce our supply chain costs, a favorable sales mix, and the absence of the voluntary withdrawal costs incurred in 2008.  During 2008, our gross profit was adversely affected by the inventory costs associated with the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the Little Remedies brand as part of an industry-wide withdrawal of certain medicated pediatric cough and cold products.  General and Administrative costs, as a percentage of total revenues, increased 80 basis points in 2010 versus 2009 as a result of the severance and related expenses associated with the August 2009 reduction in force and the CEO transition in September 2009, and an increase in incentive compensation as a result of our achieving 2010 performance targets.  In 2009, our general and administrative expenses increased as a percentage of total revenues as a result of the $11.9 million or 3.8% reduction of total revenues for 2009 versus 2008.   Our operating model, however, requires us to depend on third-party providers for manufacturing and logistics services.  The inability or unwillingness of our third-party providers to supply or ship our products could have a material adverse effect on our business, financial condition and results from operations.

Management Team with Proven Ability to Acquire, Integrate and Grow Brands
Our business has grown through acquisition, integration and expansion of the many brands we have purchased.  Our management team has significant experience in consumer product marketing, sales, legal and regulatory compliance, product development and customer service.  Unlike many larger consumer products companies which we believe often entrust their smaller brands to successive junior employees, we dedicate experienced managers to specific brands.  Since the Company has approximately 87 employees, we seek more experienced personnel to bear the substantial responsibility of brand management and effectuate our growth strategy.  These managers nurture the brands as they grow and evolve.

Growth Strategy

In order to continue to enhance our brands and drive growth we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising,

•	Sales Excellence,

•	Extraordinary Customer Service, and

•	Innovation and Product Development.

We execute this strategy through:

•	Investments in Advertising and Promotion

We invest in advertising and promotion to drive the growth of our key brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted coupon programs and in-store advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  For example, in 2010 and 2009, we spent heavily to support the launch of our innovative Allergen Block products introduced under the Chloraseptic and Little Remedies brands.  In 2008, a very active year, we advertised and promoted the introduction of Comet Mildew SprayGel and Murine Earigate.  Given the competition in our industry and the contraction of the U.S. economy, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, no assurance can be given that we can maintain these increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2010, we introduced Little Remedies Sore Throat Relief and Mucus Relief and restaged the Chloraseptic solid lozenge product line to a soothing liquid center lozenge.  In addition, our Clear Eyes product line added the benefit claim of up to 8 hours of soothing comfort to the packaging.  In 2009, we introduced the Chloraseptic and Little Allergies Allergen Block products which occupy unique positions in the allergy relief category.  In 2008, we launched Comet Mildew SprayGel, an innovative new product to address specific needs and capitalize on the consumer awareness of the Comet brand.    While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels

Our broad distribution base ensures that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  To ensure continued sales growth, we have altered our focus and have expanded our reliance on a direct sales while reducing our reliance on brokers.  This philosophy allows us to better:

• Know our customer,

• Service our customer, and

• Support our customer.

While we make great efforts to both maintain our customer base and grow in new markets, there is a risk that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our sales, business, financial condition and results from operations.

•	Growing Our International Business

International sales beyond the borders of North America represented 4.2%, 3.6% and 4.1% of revenues in 2010, 2009, and 2008, respectively.  We have designed and developed both product and packaging for specific international markets and expect that our international revenues will grow as a percentage of total revenues.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license The Procter & Gamble Company (“Procter & Gamble”) to market the Comet brand in Eastern Europe.  Since a number of our other brands have previously been sold internationally, we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Our management team intends that acquisitions be a part of our overall strategy of growing revenue.  We have a history of growth through acquisition (see Our History and Accomplishments below) with the last purchase being the 2007 acquisition of the Wartner brand of over-the-counter wart treatment products.  While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate any future acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our operating results could be adversely affected in the event we do not realize all of the anticipated operating synergies and cost savings from future acquisitions, we do not successfully integrate such acquisitions or we pay too much for these acquisitions.    In 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better position us to pursue acquisition targets.

Market Position

During 2010, approximately 77.0% of our net revenues were from brands with a number one or number two market position, compared with approximately 83.3% and 80.9% during 2009 and 2008, respectively.  Such brands include Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, Cutex, The Doctor’s and New-Skin.

See the “Business” section on page 1 of this document for information regarding market share and ACV calculations.

Our History and Accomplishments

We were originally formed in 1996 as a joint venture of Medtech Labs and The Shansby Group (a private equity firm), to acquire certain over-the-counter drug brands from American Home Products.  Since 2001, our portfolio of brand name products has expanded from over-the-counter healthcare to include household cleaning and personal care products.  We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  In February 2004, GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm, acquired our business from the owners of Medtech Labs and The Shansby Group.  In addition, we acquired the Spic and Span business in March 2004.

In April 2004, we acquired Bonita Bay Holdings, Inc., the parent holding company of Prestige Brands International, Inc., which conducted its business under the “Prestige” name.  After we completed the Bonita Bay acquisition, we began to conduct our business under the “Prestige” name as well.  The Bonita Bay brand portfolio included Chloraseptic, Comet, Clear Eyes and Murine.

In October 2004, we acquired the Little Remedies brand of pediatric over-the-counter healthcare products through our purchase of Vetco, Inc.  Products offered under the Little Remedies brand include Little Noses® nasal products, Little Tummys® digestive health products, Little Colds® cough/cold remedies and Little Remedies New Parents Survival Kits.  The Little Remedies products deliver relief from common childhood ailments without unnecessary additives such as saccharin, alcohol, artificial flavors, coloring dyes or harmful preservatives.

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

In October 2005, we acquired the Chore Boy brand of metal cleaning pads, scrubbing sponges, and non-metal soap pads.  The brand has over 84 years of history in the scouring pad and cleaning accessories categories.

In November 2005, we acquired Dental Concepts LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under The Doctor’s brand.  The business is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.  Products marketed under The Doctor’s brand include The Doctor’s NightGuard Dental Protector, the first Food and Drug Administration (“FDA”) cleared over-the-counter treatment for bruxism, and The Doctor’s BrushPicks, disposable interdental toothpicks.

In September 2006, we acquired Wartner USA B.V. (“Wartner”), the owner of the Wartner brand of over-the-counter wart treatment products.  The Company expects that the Wartner brand, which is the number three brand in the United States over-the-counter wart treatment category, will continue to enhance the Company’s market position in the category, complementing Compound W.

On October 28, 2009, we sold our three shampoo brands - Prell Shampoo, Denorex Dandruff Shampoo and Zincon Dandruff Shampoo from the Personal Care segment.  The terms of the sale included an upfront payment of $8.0 million in cash, with a subsequent payment of $1.0 million due on October 28, 2010.  We used the proceeds from the sale to reduce outstanding bank indebtedness.

Although we did not make any strategic acquisitions in 2008, 2009 or 2010, in March 2010 we refinanced our outstanding long-term indebtedness through entry into a $150 million senior term loan facility due April 1, 2016, and the issuance of $150 million in senior notes with an 8.25% interest rate due 2018.  Proceeds from the new indebtedness were used to retire our senior term loan facility due April 1, 2011 and 9.25% senior subordinated notes due April 15, 2012.  Additionally, our new credit agreement included a $30 million revolving credit facility due April 1, 2015.  The refinancing and new credit facility improved the Company’s liquidity, extended maturities and improved covenant ratios, all of which better position us to pursue strategic acquisitions.

Products

We conduct our operations through three principal business segments:

•	Over-the-Counter Healthcare,

•	Household Cleaning, and

•	Personal Care.

Over-the-Counter Healthcare Segment

Our portfolio of Over-the-Counter Healthcare products consists primarily of Clear Eyes, Murine, Chloraseptic, Compound W, Wartner, the Little Remedies line of pediatric healthcare products, The Doctor’s brand of oral care products and first aid products such as New-Skin and Dermoplast.   Our other brands in this category include Percogesic®, Freezone®, Mosco®, Outgro®, Sleep-Eze®  and Compoz®.   In 2010, the Over-the-Counter Healthcare segment accounted for 59.8% of our net revenues compared to 58.4% and 58.3% in 2009 and 2008, respectively.

Clear Eyes
Clear Eyes, with an ACV of 88.0%, has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye.  Clear Eyes is among the leading brands in the over-the-counter personal eye care category.  The 0.5 oz. size of  Clear Eyes redness relief eye drops is the number two selling product in the eye allergy redness relief category and Clear Eyes is the number two brand in that category with 16.0% market share.

Murine
Murine products consist of lubricating, soothing eye drops and ear wax removal aids.  Murine has been on store shelves for over 100 years and is the number three brand in the over-the-counter ear care category with a market share of 12.3%.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment.  The Chloraseptic brand has an ACV of 93.9% and is number one in sore throat liquids/sprays with a 49.8% market share.

Compound W
Compound W has a long heritage; its wart removal products having been introduced almost 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off ®, a cryogenic-based wart removal system.  We believe that Compound W is one of the most trusted names in wart removal.

Compound W is the number two wart removal brand in the United States with a 32.9% market share and an ACV of 89.8%.

Wartner
Wartner is the number three brand in the United States in the wart removal category with a 4.8% share of the cryogenic segment and an ACV of 23.2%.

The Doctor’s
The Doctor’s is a line of products designed to help consumers that are highly motivated to maintain good oral hygiene in between dental office visits.  The product line was part of the 2006 acquisition of Dental Concepts.  The market is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.   The Doctor’s NightGuard dental protector was the first FDA cleared over-the-counter treatment for bruxism.

Little Remedies
Little Remedies is a full line of pediatric over-the-counter products that contain no alcohol, saccharin, artificial flavors or coloring dyes including: (i) Little Noses, a product line consisting of an assortment of saline products, including a Saline Mist spray, (ii) Little Colds, a product line consisting of a multi-symptom cold relief formula, sore throat relief products, a cough relief formula, a decongestant and a combined decongestant plus cough relief formula, (iii) Little Tummys, a product line consisting of gas relief drops, laxative drops, as well as gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups, and (iv) Little Teethers, a product line offering teething relief.

New-Skin
New-Skin, believed to have originated over 100 years ago, consists of liquid bandages that are designed to replace traditional bandages in an effective and easy to use form for the protection of small cuts and scrapes.   New-Skin competes in the liquid bandage segment of the first aid bandage category where it has a 54.4% market share and a 84.0% ACV.

Dermoplast
Dermoplast is an aerosol spray anesthetic for minor topical pain that was traditionally a “hospital-only” brand dispensed to mothers after giving birth.  The primary use in hospitals is for post-episiotomy pain, post-partum hemorrhoid pain, and for the relief of female genital itching.

With the introduction of retail versions of the product, Dermoplast offers sanitary, convenient first-aid relief for pain and itching from minor skin irritations, including sunburn, insect bites, minor cuts, scrapes and burns to a much larger audience.

Household Cleaning Segment

Our portfolio of household cleaning brands includes the Comet, Chore Boy and Spic and Span brands.  During 2010, the Household Cleaning segment accounted for 36.6% of our revenues, compared with 38.3% and 38.4% in 2009 and 2008, respectively.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized household cleaning brands, with an ACV of 98.5%.   Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the household cleaning category that includes abrasive powders, creams, liquids and non-abrasive sprays.   Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

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

Personal Care Segment

Our major personal care brand is Cutex nail products.   The Personal Care segment accounted for 3.6% of our revenues in 2010 compared with 3.3% in 2009 and 2008.

Cutex
Cutex is the leading branded nail polish remover, with a 24.2% share of market.  Cutex, with an ACV of 76.6%, has products in two main categories: (i) liquids and (ii) convenience implements, including pads, pump action bottles, and manicure correction pens.   Cutex’s main competition comes from a number of private label brands, which collectively have a 58.7% market share.

For additional information concerning our business segments, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 79.8% of our combined gross sales for 2010 and 80.9% and 80.0% for 2009 and 2008, respectively.  Our sales management team has grown to 18 people in order to focus on our key customer relationships.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores.  The following table sets forth the percentage of gross sales across our five major distribution channels during the three-year period ended March 31, 2010:

	Percentage of Gross Sales(1)
Channel of Distribution	2010	2009	2008
Mass	33.5%	35.0%	32.6%
Food	23.2	23.2	24.3
Drug	25.5	25.9	27.7
Dollar	10.0	8.7	7.4
Club	2.4	2.4	2.6
Other	5.4	4.8	5.4

(1)         Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product line, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Wal-Mart, Walgreens, CVS, Target and Dollar Tree.  Sales to our top five and ten customers accounted for 45.5% and 57.5% of total gross sales, respectively, in 2010 compared with approximately 47.3% and 58.7%, respectively, in 2009 and approximately 45.5% and 56.7%, respectively, in 2008.  No single customer other than Wal-Mart accounted for more than 10% of our gross sales in any of those years and none of our other top five customers accounted for less than 3% of our gross sales in any of those years.

Our strong customer relationships and product recognition provide us with a number of important benefits including (i) minimization of slotting fees, (ii) maximization of new product introductions, (iii) maximization of shelf space prominence and (iv) minimization of cash collection days.  We believe that management’s emphasis on strong customer relationships, speed and flexibility and leading sales technology capabilities, combined with consistent marketing support programs and ongoing product innovation, will continue to maximize our competitiveness in the increasingly complex retail environment.

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

At March 31, 2010, we had relationships with over 40 third-party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 68.7% of our gross sales for 2010 compared to 18 manufacturers with long-term contracts that produced approximately 64.0% of gross sales in 2009.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2010, suppliers for our key brands included (i) Fitzpatrick Bros. Inc., (ii) Procter & Gamble, (iii) Access Business Group, (iv) Aspen Pharmacare and (v) Altaire Pharmaceuticals, Inc.  We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  All of our other products are manufactured on a purchase order basis which is generally based on batch sizes and results in no long-term obligations or commitments.

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

Our principal competitors vary by industry category.  Competitors in the over-the-counter healthcare category include Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC, maker of Tylenol® Sore Throat, Procter & Gamble, maker of Vicks®, and Combe Incorporated, maker of Cepacol®, each of which compete with our Chloraseptic  brand.  Other competitors in the over-the-counter healthcare category include Schering-Plough, maker of Dr. Scholl’s®, which competes with our Compound W and Wartner brands; GlaxoSmithKline, maker of Debrox®, which competes with our Murine ear care brand; Sunstar America, Inc., maker of GUM® line of oral care products; as well as DenTek® Oral Care, Inc., which markets a dental protector for nighttime teeth grinding and interdental toothpicks, which compete with The Doctor’sNightGuard Dental Protector and The Doctor’s Brushpicks, respectively.

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

Competitors in the personal care category include Coty, Inc., maker of Sally Hansen®, which competes with our Cutex brand.

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

All of our over-the-counter drug products are regulated pursuant to the FDA’s monograph system.  The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of over-the-counter drug products.  When the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded.  A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses.  However, unless there is a serious safety or efficacy issue, the FDA typically will exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published.  Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

Certain of the Company’s over-the-counter healthcare products are medical devices which are regulated by the FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, the Company and its drug and device manufacturers must also comply with the FDA’s current Good Manufacturing Practices (“cGMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both the Company and our third-party manufacturers are complying with cGMPs.

A number of our products are regulated by the CPSC under the Federal Hazardous Substances Act (the “FHSA”), the Poison Prevention Packaging Act of 1970 (the “PPPA”) and the Consumer Products Safety Improvement Act of 2008 (the “CPSIA”).  Certain of our household products are considered to be hazardous substances under the FHSA and therefore require specific cautionary warnings to be included in their labeling for such products to be legally marketed.  In addition, a small number of our products are subject to regulation under the PPPA and can only be legally marketed if they are dispensed in child-resistant packaging or labeled for use in households where there are no children.  The CPSIA requires us to make available to our customers certificates stating that we are in compliance with any applicable regulation administered by the CPSC.

Certain of our household cleaning products are considered pesticides under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We market and distribute certain household products under our Comet and Spic and Span brands which make antibacterial and/or disinfectant claims.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our Comet and Spic and Span products that make antibacterial and/or disinfectant claims are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

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

Intellectual Property

We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Clear Eyes, Cinch, Comet, Compound W, Freeze Off, Cutex, The Doctor’s Brushpicks, The Doctor’s NightGuard, Dermoplast, Little Remedies, Longlast®, Momentum®, Murine, New-Skin, Percogesic®, Spic and Span and Wartner.

Our trademarks and trade names are how we convey that the products we sell are “brand name” products.  Our ownership of these trademarks and trade names is very important to our business as it allows us to compete based on the value and goodwill associated with these marks.  We may also license others to use these marks.  Additionally, we own or license patents on innovative and proprietary technology.  Such patents evidence the unique nature of our products, provide us with exclusivity and afford us protection from the encroachment of others.  None of our patents that we own or license, however, is material to us on a consolidated basis. Enforcing our rights, or the rights of any of our licensors, represented by these trademarks, trade names and patents is critical to our business, but is expensive.  If we are not able to effectively enforce our rights, others may be able to dilute our trademarks, trade names and patents and diminish the value associated with our brands and technologies, which could have a material adverse effect on our business, financial condition and results from operations.

We do not own all of the intellectual property rights applicable to our products.  In those cases where our third-party manufacturers own patents that protect our products, we are dependent on them as a source of supply for our products.  Unless other non-infringing technologies are available, we must continue to purchase patented products from our suppliers who sell patented products to us.  In addition, we rely on our suppliers for their enforcement of their intellectual property rights against infringing products.

We have licensed to Procter & Gamble the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial segment in the United States and Canada until 2019.  We have also licensed to Procter & Gamble the Comet and Chlorinol brands in Russia and specified Eastern European countries until 2015.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, Wartner and New-Skin.  The increased level of advertising and promotional campaigns in the third quarter influence sales of Chloraseptic and Little Remedies cough/cold products during the fourth quarter cough/cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees

We employed 87 full time individuals and two part time individuals at March 31, 2010.  None of our employees is a party to a collective bargaining agreement.  Management believes that its relations with its employees are good.

Backlog Orders

The Company had no backlog orders at March 31, 2009 or 2010.

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We have adopted a Code of Conduct Policy, Code of Ethics for Senior Financial Employees, Complaint Procedures for Accounting and Auditing Matters, Corporate Governance Guidelines, Audit Committee Pre-Approval Policy, and Charters for our Audit, Compensation and Nominating and Governance Committees, as well as a Related Persons Transaction Policy and Stock Ownership Guidelines.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for the foregoing documents from us should be made in writing to:

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

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 16.0% within the allergy/redness eye drop segment, its top competitor, Visine®, has a market share of 34.7% in the same segment.  In contrast, certain of our brands with number two market positions have a similar market share relative to our competitors.  For example, Compound W has a number two market position of 32.9% and its top competitor, Dr. Scholl’s, has a market position of 42.5% in the same category.  Also, while Cutex is the number one brand name nail polish remover with a market share of 24.2%, non-branded, private label nail polish removers account, in the aggregate, for 58.7% of the market.  Finally, while our New-Skin liquid bandage product has a number one market position of 54.4%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category.  See “Part I, Item 1. Business” section on page 1 of this Annual Report on Form 10-K for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products affect in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, inventory levels and in-store positioning of our products at our customers, our sales and operating results will be adversely affected.  Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the number of product innovations by our competitors or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations.

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

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales and the loss of one or more of these customers could reduce our gross sales and have a material adverse effect on our business, financial condition and results of operations.

For 2010, our top five and ten customers accounted for approximately 45.7% and 58.4%, respectively, of our sales, compared with approximately 48.2% and 60.1% and 46.2% and 57.2% during 2009 and 2008, respectively.  Wal-Mart, which itself accounted for approximately 24.6%, 25.9% and 23.1% of our sales in 2010, 2009 and 2008, respectively, is our only customer that accounted for 10% or more of our sales.  We expect that for future periods, our top five and ten customers, including Wal-Mart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations.

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

Our business has been and could continue to be adversely affected by a prolonged recession in the United States.

The economic uncertainty surrounding the current United States recession has affected and could continue to materially affect our business because such economic challenges could adversely affect consumers, our customers and suppliers.  Specifically:

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

At March 31, 2010, we had relationships with over 40 third-party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 68.7% of our gross sales for 2010 compared to 18 manufacturers with long-term contracts that produced approximately 64.0% of gross sales in 2009.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

Price increases for raw materials, energy and transportation costs could have an adverse impact on our margins.

Increases in commodity and energy costs in the markets for resins, package materials and diesel fuel could have a significant impact on our 2011 results from operations.  Consequently, if the Company is unable to increase the price for its products or continue to achieve cost savings in a rising cost environment, such cost increases could have a material adverse effect on our results from operations.

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

During 2010, 2009 and 2008, approximately 4.2%, 3.6% and 4.1%, respectively, of our total revenues were attributable to our international business.  We generally rely on brokers and distributors for the sale of our products in foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

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

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.

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

If we or our third-party manufacturers fail to comply with federal, state, local or foreign regulations, we could be required to:

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

We license certain of our trademarks to third party licensees, who are bound by their respective license agreement to protect our trademarks from infringement and adhere to defined quality requirements.  If one of the third party licensees of our trademarks fails to adhere to the contractually defined quality requirements, our results could be negatively impacted if one of our brands suffers a substantial impairment to its reputation due to real or perceived quality issues.  Further, if one of the third party licensees fails to protect the licensed trademark from infringement, we might be required to take action.

Virtually all of our assets consist of goodwill and intangibles.

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired.  We recorded charges in 2010 and 2009 for impairment of those assets and in the event that the value of those assets become further impaired or our business is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities.  As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

We depend on third parties for intellectual property relating to some of the products we sell, and our inability to maintain or enter into future license agreements may result in our failure to meet customer demand, which would adversely affect our operating results.

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products.  In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement and will have to develop or obtain rights to use other intellectual property.  Similarly, our rights could be reduced if the applicable licensor or third-party manufacturer fails to maintain or protect the licensed intellectual property because, in such event, our competitors could obtain the right to use the intellectual property without restriction.  If this were to occur, we might not be able to develop or obtain replacement intellectual property in a timely or cost effective manner.  Additionally, any modified products may not be well-received by customers.  The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our sales due to our failure to meet consumer demand for the affected products or require us to incur costs for development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results from operations.  In addition, development of replacement products may be time-consuming and ultimately may not be feasible.

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

At March 31, 2010, our total indebtedness, including current maturities, is approximately $328.1 million.

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

The terms of the indenture governing the 8.25% senior notes and the credit agreement governing the senior credit facility allow us to issue and incur additional debt upon satisfaction of conditions set forth in the respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2010, we had $30.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities. We also have the ability to borrow up to an additional $200.0 million for acquisitions pursuant to our senior credit facility.

Our operating flexibility is limited in significant respects by the restrictive covenants in our senior credit facility and the indenture governing our senior notes.

Our senior credit facility and the indenture governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

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

Our ability to engage in these types of transactions is generally limited by the terms of the senior credit facility and the indenture governing the senior notes, even if we believe that a specific transaction would positively contribute to our future growth, operating results or profitability.  However, if we are able to enter into these types of transactions under the terms of the senior credit facility and the indenture, or if we obtain a waiver with respect to any specific transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore, have a material adverse effect on our business, financial condition and results from operations.

In addition, the senior credit facility requires us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  Although we believe we can continue to meet and/or maintain the financial covenants contained in our credit agreement, our ability to do so may be affected by events outside our control.  Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility.  Any failure by us to comply with the terms and conditions of the credit agreement and the indenture governing the senior notes could have a material adverse effect on our business, financial condition and results from operations.

The senior credit facility and the indenture governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indenture governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indenture governing the senior  notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indenture governing the senior notes.  If the debt under the senior credit facility and indenture governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2010 would have been approximately $328.1 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness.  At March 31, 2010, the book value of our current assets was $112.2 million.  Although the book value of our total assets was $791.4 million, approximately $670.7 million was in the form of intangible assets, including goodwill of $111.5 million, a significant portion of which is illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

Any failure to comply with the restrictions of the senior credit facility, the indenture governing the senior notes or any other subsequent financing agreements may result in an event of default.  Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions apply.  In addition, the lenders may be able to terminate any commitments they had made to supply us with additional funding.  As a result, any default by us under our credit agreement, indenture governing the senior notes or any other financing agreement, could have a material adverse effect on our business, financial condition and results from operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  Conversely, we may be required to initiate litigation against others to protect the value of our intellectual property and the goodwill associated therewith or enforce an agreement or contract that has been breached.  These matters are extremely time consuming and expensive, but absolutely necessary to maintain enterprise value, protect our assets and realize the benefits of the agreements and contracts that we have negotiated and safeguard our future.  As a result, litigation may adversely affect our business, financial condition and results of operations.

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

Our amended and restated certificate of incorporation, as amended, provides that our board of directors is authorized to issue from time to time, without further stockholder approval, up to 5.0 million shares of preferred stock in one or more series of preferred stock issuances.  Our board of directors may establish the number of shares to be included in each series of preferred stock and determine, as applicable, the voting and other powers, designations, preferences, rights, qualifications, limitations and restrictions for such series of preferred stock.  The shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders.  The shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

Our amended and restated certificate of incorporation, as amended, contains additional provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of our company.  In addition, we are subject to certain provisions of Delaware law that limit, in some cases, our ability to engage in certain business combinations with significant stockholders.

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

Our corporate headquarters are located in Irvington, New York, a suburb of New York City.  Primary functions undertaken at the Irvington facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  The lease on our Irvington facility expires on April 30, 2014.  We also have an administrative center in Jackson, Wyoming.  Primary functions undertaken at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2010; however, we have the option to renew this lease on an annual basis.  We conduct business regarding all of our business segments at each of the Irvington, New York and Jackson, Wyoming facilities.

ITEM 3.	LEGAL PROCEEDINGS

DenTek Oral Care, Inc. Litigation

Reference is made to the DenTek Oral Care Inc. (“DenTek”) litigation disclosure contained in (i) Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Commission on June 15, 2009, and (ii) Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and filed with the Commission on February 9, 2010, both of which are incorporated herein by this reference.

On March 25, 2010, Medtech Products Inc. (“Medtech”), a wholly-owned subsidiary of the Company and plaintiff in the pending law suit against DenTek and others in the U.S. District Court for the Southern District of New York, settled all of the claims and counterclaims involving DenTek in the law suit on terms mutually agreeable to Medtech and DenTek.  No payment by Medtech or the Company is required as part of the settlement.

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division.  In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech’s two Dermoplast® products.  Medtech has filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the Southern District of New York and is awaiting decisions on the pending Motions.  Medtech intends to vigorously defend against the Complaint.

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

ITEM 4.	[REMOVED AND RESERVED]

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Market Information

Prestige Brands Holdings, Inc.’s common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low closing prices of the Company’s common stock as reported by the NYSE for the Company’s two most recently completed fiscal years on a quarterly basis and the current year through June 9, 2010 are as follows:

	High	Low
Year Ending March 31, 2011
April 1, 2010 - June 9, 2010	$9.99	$7.23

Year Ended March 31, 2010
Quarter Ended:
June 30, 2009	$7.24	$5.19
September 30, 2009	8.19	5.75
December 31, 2009	8.03	6.70
March 31, 2010	9.06	7.20

Year Ended March 31, 2009
Quarter Ended:
June 30, 2008	$11.93	$8.08
September 30, 2008	11.54	8.60
December 31, 2008	10.55	6.00
March 31, 2009	10.12	4.08

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by the Company during the quarter ended March 31, 2010 that were not registered under the Securities Act of 1933, as amended.

The were no purchases of shares of the Company’s common stock made during the quarter ended March 31, 2010, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of June 1, 2010, there were 34 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have not in the past paid, and do not expect for the foreseeable future, to pay dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, or to pay down our outstanding indebtedness.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results from operations, financial condition, capital requirements and contractual restrictions, including restrictions under our senior credit facility and the indenture governing our 8.25% senior notes, and any other considerations our board of directors deems relevant.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2005, with the cumulative total stockholder return for our Old Peer Group Index, New Peer Group Index and the Russell 2000 Index (in which the Company is included).  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2005.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Old Peer Group Index and the New Peer Group Index were established by the Company in connection with its research and development of an executive compensation program.  Based on the Company’s use of the peer group for benchmarking purposes, the Company believes the peer group should be included in the Performance Graph.

		March 31,

	2005	2006	2007	2008	2009	2010

Prestige Brands Holdings, Inc.	$100.00	$68.95	$67.14	$46.35	$29.35	$50.99
Russell 2000 Index	100.00	125.85	133.28	115.95	72.47	117.95
Old Peer Group Index (1), (2)	100.00	100.90	118.04	110.16	66.82	120.09
New Peer Group Index (1), (3)	100.00	104.49	115.03	102.50	57.48	102.01

(1)	Each Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded. Each Peer Group Index was constructed in connection with the Company’s benchmark analysis of executive compensation.

(2)	The Old Peer Group Index is comprised of the following companies: (i) Chattem Inc., (ii) Elizabeth Arden, Inc., (iii) Hain Celestial Group, Inc., (iv) Helen of Troy Limited, (v) Inter Parfums, Inc., (vi) Lifetime Brands, Inc., (vii) Maidenform Brands, Inc. and (viii) WD-40 Company.

(3)	The New Peer Group Index is comprised of: (i) Elizabeth Arden, Inc., (ii) Hain Celestial Group, Inc., (iii) Helen of Troy, Ltd., (iv) Inter Parfums, Inc., (v) Lifetime Brands, Inc., (vi) Maidenform Brands, Inc., (vii) Smart Balance, Inc., (viii) WD-40 Company, and (ix) Zep, Inc.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.
(In thousands, except per share data)	Year Ended March 31,
	2010	2009	2008	2007	2006
Income Statement Data
Total revenues	$302,023	$303,147	$315,107	$306,127	$282,577
Cost of sales (1)	144,587	144,196	151,811	146,570	132,218

Gross profit	157,436	158,951	163,296	159,557	150,359

Advertising and promotion expenses	31,236	37,777	34,243	31,500	31,278
Depreciation and amortization	10,552	9,423	9,219	8,589	8,053
General and administrative	34,195	31,888	31,414	28,417	21,137
Impairment of goodwill and intangibles	2,751	249,285	--	--	1,892
Interest expense, net	22,935	28,436	37,393	39,536	36,387
Other (income) expense	2,656	--	(187)	(30)	(41)
Income (loss) from continuing operations before income taxes	53,111	(197,858)	51,214	51,545	51,653

Provision (benefit) for income taxes	21,849	(9,905)	19,168	17,841	23,114
Income (loss) from continuing operations	31,262	(187,953)	32,046	33,704	28,539

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	696	1,177	1,873	2,375	(2,262)
Gain on sale of discontinued operations, net of income tax	157	--	--	--	--

Cumulative preferred dividends	--	--	--	--	--
Net income (loss) available to common stockholders	$32,115	$(186,776)	$33,919	$36,079	$26,277

Basic earnings per share:
Income (loss) from continuing operations	$0.63	$(3.76)	$0.64	$0.68	$0.58
Net income (loss)	$0.64	$(3.74)	$0.68	$0.73	$0.54
Diluted earnings per share:
Income (loss) from continuing operations	$0.62	$(3.76)	$0.64	$0.67	$0.57
Net income (loss)	$0.64	$(3.74)	$0.68	$0.72	$0.53

Weighted average shares outstanding:
Basic	50,013	49,935	49,751	49,460	48,908
Diluted	50,085	49,935	50,039	50,020	50,008

	Year Ended March 31,
Other Financial Data	2010	2009	2008	2007	2006
Capital expenditures	$673	$481	$488	$540	$519
Cash provided by (used in):
Operating activities	59,427	66,679	44,989	71,899	53,861
Investing activities	7,320	(4,672)	(537)	(31,051)	(54,163)
Financing activities	(60,831)	(32,904)	(52,132)	(35,290)	3,168

	March 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Cash and cash equivalents	$41,097	$35,181	$6,078	$13,758	$8,200
Total assets	791,412	801,381	1,049,156	1,063,416	1,038,645
Total long-term debt, including current maturities	328,087	378,337	411,225	463,350	498,630
Stockholders’ equity	329,059	294,385	479,073	445,334	409,407

(1)	For 2006 and 2007, cost of sales included $248,000 and $276,000, respectively, of charges related to the step-up of inventory.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following table presents the assets related to the discontinued operations as of March 31, 2009 (in thousands):

Inventory	$1,038
Intangible assets	8,472

Total assets held for sale	$9,510

The following table summarizes the results of discontinued operations (in thousands):

	Year Ended March 31,
	2010	2009	2008
Components of Income
Revenues	$5,053	$9,568	$11,496
Income before income taxes	1,121	1,896	2,994

The total sale price for the assets was $9 million, subject to adjustments for inventory, with $8 million received upon closing, and the remaining $1 million to be received on the first anniversary of the closing.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the year ended March 31, 2010 was $18.3 million. We participated in 5,570 promotional campaigns, resulting in an average cost of $3,300 per campaign.  Of such amount, only 738 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2010, our sales and operating income would have been adversely affected by approximately $1.8 million.  Net income would have been adversely affected by approximately $1.1 million.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2010, we had 25 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.3 million. Cash settlement of coupon redemptions during the year was $1.3 million.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2010, 2009 and 2008, returns represented 3.9%, 3.8% and 4.4%, respectively, of gross sales.  The 2008 rate of 4.4% included costs associated with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007. Had the voluntary withdrawal not occurred, the actual returns rate would have been 3.9%.  At March 31, 2010 and 2009, the allowance for sales returns was $5.9 million and $2.2 million, respectively. The 2010 increase in the allowance for sales returns was primarily due to slow moving retail inventory of our Allergen Block product.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 3.8% to 4.4% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2010 by approximately $358,000.  Net income would have been adversely affected by approximately $222,000.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At March 31, 2010 and 2009, the allowance for obsolete and slow moving inventory was $2.0 million and $1.4 million, respectively, representing 6.4% and 5.1%, respectively, of total inventory.  The year-over-year percentage increase was the result of an increase of $598,000 in slow moving inventory at March 31, 2010 compared to March 31, 2009.  Inventory obsolescence costs charged to operations for 2010, 2009, and 2008 were $1.7 million, $2.2 million and $1.4 million, respectively, or 0.6%, 0.7% and 0.4%, respectively, of net sales.  A 1.0% increase in our allowance for obsolescence at March 31, 2010 would have adversely affected our reported operating income and net income for the year ended March 31, 2010 by approximately $312,000 and $194,000, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.7% and 0.3% of accounts receivable at March 31, 2010 and 2009, respectively.  Bad debt expense for 2010, 2009 and 2008 was $200,000, $130,000, and $124,000, respectively, representing 0.1% of net sales for 2010 and 0.0% of net sales for 2009 and 2008.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales in 2010 would have resulted in a decrease in reported operating income of approximately $302,000, and a decrease in our reported net income of approximately $188,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $670.7 and $683.4 million at March 31, 2010 and 2009, respectively.  At March 31, 2010, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In thousands)
Goodwill	$104,100	$7,389	$--	$111,489

Intangible assets
Indefinite lived	334,750	119,821	--	454,571
Finite lived	65,961	33,143	5,554	104,658
	400,711	152,964	5,554	559,229

	$504,811	$160,353	$5,554	$670,718

Our Clear Eyes, New-Skin, Chloraseptic, Compound W and Wartner brands comprise the majority of the value of the intangible assets within the Over-the-Counter Healthcare segment.  The Comet, Spic and Span and Chore Boy brands comprise substantially all of the intangible asset value within the Household Cleaning segment. Cutex comprises substantially all of the intangible asset value within the Personal Care segment.

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

We report Goodwill and Indefinite-Lived Intangible Assets in three operating segments; Over-the-Counter Healthcare, Household Cleaning, and Personal Care.  We identify our reporting units in accordance with the FASB Accounting Standards Codification Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

Goodwill

(In thousands)
Operating Segment	March 31, 2010	Percent by which Fair Value Exceeded Carrying Value in Annual Test

Over-the-Counter Healthcare	$104,100	26.9
Household Cleaning	7,389	8.6
Personal Care	--	n/a
	$111,489

As of March 31, 2010, the Over-the-Counter Healthcare segment had four reporting units with goodwill and their aggregate fair value exceeded the carrying value by 26.9%.  No individual reporting unit’s fair value in the Over-the-Counter Healthcare segment exceeded its carrying value by less than 5%. The Household Cleaning segment had one operating unit and the fair value exceeded its carrying value by 8.6%.

As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values.  In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets.  In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill.  In a manner similar to indefinite-lived assets, future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Indefinite-Lived Intangible Assets

(In thousands)

Operating Segment	March 31, 2010	Percent by which Fair Value Exceeded Carrying Value in Annual Test

Over-the-Counter Healthcare	$334,750	63.7
Household Cleaning	119,821	20.2
Personal Care	--	n/a
	$454,571

As of March 31, 2010, the Over-the-Counter Healthcare segment had five reporting units with indefinite-lived classification and their aggregate fair value exceeded the carrying value by 63.7%.  No individual reporting unit’s fair value in the Over-the-Counter Healthcare segment exceeded its carrying value by less than 9%.  The Household Cleaning segment had one reporting unit and the fair value exceeded its carrying value by 20.2%.

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

The fair values and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

	Fair Value as of March 31, 2009	Annual Amortization

Household Trademarks	$34,888	$1,745
Over-the-Counter Healthcare Trademark	10,717	536

	$45,605	$2,281

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

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the valuation process and has been applied consistently with prior periods.  In addition, we considered our market capitalization at March 31, 2010, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.

During the three month period ended March 31, 2010, we recorded a $2.8 million non-cash impairment charge of goodwill of a brand in the Personal Care segment. The impairment was a result of distribution losses and increased competition from private label store brands.

During the three month period ended March 31, 2009, as a direct consequence of the challenging economic environment, the dislocation of the debt and equity markets, and contracting consumer demand for our branded products, we recorded a non-cash charge in the amount of $249.3 million related to the impairment of intangible assets and goodwill across the entire product line because the carrying amount of these “branded” assets exceeded their respective fair values.  A summary of the impairment activity by segment for the year ended March 31, 2009 is as follows:

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In thousands)
Goodwill	$125,527	$65,160	$--	$190,687

Intangible assets
Indefinite lived	28,603	16,184	--	44,787
Finite lived	12,420	--	1,391	13,811
	41,023	16,184	1,391	58,598

	$166,550	$81,344	$1,391	$249,285

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

Stock-Based Compensation
The Compensation and Equity Topics of the FASB ASC requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option, warrant or performance shares),
•	Strike price of the instrument,
•	Market price of our common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $2.1 million, $2.4 million and $1.1 million during 2010, 2009 and 2008, respectively.  During 2010, performance goals related to certain restricted stock grants were met and recorded accordingly.  However, during the year ended March 31, 2009, management was required to reverse previously recorded stock-based compensation costs of $193,000 and $705,000 related to the May 2008 and 2007 grants, respectively, as it was determined that we would not meet the performance goals associated with such grants of restricted stock.  During the year ended March 31, 2008, management for the same reasons was required to reverse previously recorded stock-based compensation costs of $538,000, $394,000 and $166,000 related to the October 2005, July 2006 and May 2007 grants, respectively.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we will record non-cash compensation expense of approximately $2.2 million during 2011.  We issued additional stock-based compensation grants in April 2011, which will be accounted for in the first quarter of 2011.

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

Recent Accounting Pronouncements
In April 2010, the FASB issued authoritative guidance to provide clarification regarding the classification requirements of a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that such an award should not be considered to contain a market, performance, or service condition and should not be classified as a liability if it otherwise qualifies as an equity classification. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting.  The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new guidance requires only enhanced disclosures and the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative accounting principles generally accepted in the United States of America (“GAAP”) for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009.

The Derivatives and Hedging Topic of the FASB ASC was amended to require a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, the new guidance now requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The implementation of the new guidance at January 1, 2009 required enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Fiscal 2010 compared to Fiscal 2009

Revenues

	2010 Revenues	%	2009 Revenues	%	Increase (Decrease)%

OTC Healthcare	$180,463	59.8	$176,975	58.4	$3,488	2.0
Household Cleaning	110,696	36.6	116,015	38.3	(5,319)	(4.6)
Personal Care	10,864	3.6	10,157	3.3	707	7.0

	$302,023	100.0	$303,147	100.0	$(1,124)	(0.4)

Revenues for fiscal 2010 were $302.0 million, a decrease of $1.1 million, or 0.4%, versus 2009.  Revenues for both the Over-the-Counter Healthcare and Personal Care segments increased versus the comparable period. Revenues for the Household Cleaning segment declined during the period.  Revenues from customers outside of North America, which represent 4.2% of total revenues, increased by $1.9 million, or 17.5%, during 2010 versus 2009.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $3.5 million, or 2.0%, during 2010 versus 2009. Revenue increases for Clear Eyes, Chloraseptic, Compound W, Dermoplast, Little Remedies, Murine Tears and The Doctor's were partially offset by revenue decreases on Allergen Block, Murine Ear, and Wartner.  Clear Eyes revenues increased primarily due to the launch of a new line of Clear Eyes Tears products and stronger shipments of the traditional and convenience size items.  Chloraseptic revenues increased as the result of a stronger spring flu season driving consumer consumption. Compound W revenues increased due to increased consumer consumption, particularly behind the non-cryogenic products.  Dermoplast revenues increased as a result of customers buying in advance of a scheduled price increase of our institutional item. Little Remedies revenues increased as the result of distribution gains and increased consumer consumption of its non-medicated pediatric products. Murine Tears revenues increased as the result of higher shipments to markets outside North America. The Doctor's revenues increased due to royalty revenue ($3.1 million) received as a result of a legal settlement, and a favorable response due to an increase in advertising compared to 2009. Allergen Block revenues decreased as current year sales did not equal the pipeline orders that existed in 2009 as a result of promotions during the introductory period for the product and allowances for returns and markdowns for slow moving inventory at retail. Murine Ear's revenues decreased primarily as the result of slowing consumer consumption, particularly on Earigate.  Wartner's revenues decreased as the result of lost distribution and softness in the cryogenic segment of the wart treatment category.

In early February 2010, the Company was notified that its largest customer intended to discontinue the sale of The Doctor’s NightGuard and The Doctor’s Brushpicks due to that customer’s initiative to reduce the number of vendors in the Oral Care category.  Subsequent to that notification, the Company conducted a formal review of the products’ performance with the customer in an effort to reverse the customer’s decision. As a result of that review, the customer decided to continue to sell The Doctor’s Nightguard in approximately one-half of its stores. Both products are included in our Over-the-Counter Healthcare Segment. Revenue and gross profit from The Doctor’s Nightguard product during fiscal 2010 at this customer were approximately $3.7 million and $2.7 million, respectively. Revenue and gross profit from The Doctor’s Brushpicks product during fiscal 2010 were approximately $2.2 million and $1.4 million, respectively.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.3 million, or 4.6%, during 2010 versus 2009. Comet's revenues decreased primarily due to softer consumer consumption of bathroom spray. Chore Boy revenues declined as a result of weaker consumer consumption and lost distribution. Spic and Span revenues were up slightly versus 2009 as a result of increased shipments to the dollar store class of trade.

Personal Care Segment
Revenues for the Personal Care segment increased $707,000, or 7.0%, during 2010 versus 2009.  The revenue increase was driven by Cutex and was due to improving consumption in the nail polish remover category.  Cutex, however, experienced distribution losses late in 2010 due to increased pressure from private label brands.

Gross Profit
	2010 Gross Profit	%	2009 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$114,414	63.4	$113,516	64.1	$898	0.8
Household Cleaning	38,578	34.9	41,558	35.8	(2,980)	(7.2)
Personal Care	4,444	40.9	3,877	38.2	567	14.6

	$157,436	52.1	$158,951	52.4	$(1,515)	(1.0)

Gross profit during 2010 decreased $1.5 million, or 1.0%, versus 2009. As a percent of total revenue, gross profit decreased from 52.4% in 2009 to 52.1% in 2010. The decrease in gross profit as a percent of revenues was primarily due to higher promotional allowances, unfavorable sales mix and supplier transitional costs, partially offset by decreases in distribution costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $898,000, or 0.8%, during 2010 versus 2009.  As a percent of Over-the-Counter Healthcare revenues, gross profit decreased from 64.1% during 2009 to 63.4% during 2010. The decrease in gross profit percentage was primarily the result of higher returns reserves, promotional allowances and product costs, partially offset by increased royalty revenue and lower distribution costs. The increase in returns reserves was for slow moving Allergen Block products. The increase in promotional allowances was primarily the result of an increase in trade promotion activity behind the Chloraseptic, Little Remedies and Allergen Block products. The increase in product costs was primarily the result of a change in supplier for certain Clear Eyes products. The increase in royalty revenue was the result of royalties received as part of a legal settlement related to our oral care business.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $3.0 million, or 7.2%, during 2010 versus 2009.  As a percent of Household Cleaning revenues, gross profit decreased from 35.8% during 2009 to 34.9% during 2010. The decrease in gross profit percentage was the result of higher promotional allowances across the segment and costs associated with the transition to a new Comet powder supplier, partially offset by decreased product costs for Chore Boy and Comet.

Personal Care Segment
Gross profit for the Personal Care segment increased $567,000, or 14.6%, during 2010 versus 2009.  As a percent of Personal Care revenues, gross profit increased from 38.2% during 2009 to 40.9% during 2010.  The increase in gross profit percentage was due to lower promotional allowances and obsolescence costs for Cutex.

Contribution Margin
	2010 Contribution Margin	%	2009 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$90,194	50.0	$83,821	47.4	$6,373	7.6
Household Cleaning	31,919	28.8	33,933	29.2	(2,014)	(5.9)
Personal Care	4,087	37.6	3,420	33.7	667	19.5

	$126,200	41.8	$121,174	40.0	$5,026	4.1

Contribution Margin, defined as gross profit less advertising and promotional expenses, for 2010 increased $5.0 million, or 4.1%, versus 2009. The contribution margin increase was the result of a $6.5 million, or 17.3%, decrease in advertising and promotional spending, partially offset by the decrease in gross profit as previously discussed.  The decrease in advertising and promotional spending was primarily attributable to decreases in media support for both the Over-the-Counter Healthcare and Household Cleaning segments, and market research for the Over-the-Counter Healthcare segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $6.4 million, or 7.6%, during 2010 versus 2009.  The contribution margin increase was the result of the increase in gross margin as previously discussed and a $5.5 million, or 18.4%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for the Allergen Block and Murine Earigate products, partially offset by increased media support behind The Doctor’s Nightguard.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.0 million, or 5.9%, during 2010 versus 2009. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a decrease in media support for Comet Mildew Spray Gel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $667,000, or 19.5%, during 2010 versus 2009.  The contribution margin increase was the result of the increase in gross profit as previously discussed and a modest reduction in trade promotion and broker commissions for Cutex.

General and Administrative
General and administrative expenses were $34.2 million for 2010 versus $31.9 million for 2009. The increase in expense was due to a $2.5 million net charge associated with the reduction in workforce and the CEO transition, which took place in our second fiscal quarter, and increased employee incentive compensation expenses, partially offset by a reduction in legal expenses and favorable currency translation costs.

Depreciation and Amortization
Depreciation and amortization expense was $10.5 million for 2010 versus $9.4 million for 2009.  Amortization was affected by the transfer of two trademarks in the Household Cleaning segment and one trademark in the Over-the-Counter Healthcare segment, aggregating $45.6 million, from indefinite-lived status to intangibles with finite lives. Commencing April 1, 2009, these intangibles are being amortized to operations over a 20 year estimated useful life.  This increase in amortization expense was partially offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009, resulting in a net increase in depreciation and amortization expense of $1.1 million for the period.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2010, an impairment analysis of intangible assets and goodwill was performed. As a result, a non-cash charge of $2.8 million was recorded in 2010 related to the impairment of goodwill for one of the brands in the Personal Care segment. The impairment charge related to goodwill was the result of the carrying value exceeding the fair market value as a result of distribution losses to private label brands. During 2009, a similar impairment analysis of intangible assets and goodwill was performed.  As a result, non-cash charges were recorded in 2009 related to the impairment of certain intangible assets and goodwill of $58.6 million and $190.7 million, respectively.  The impairment charges related to intangible assets and goodwill were the result of their carrying value exceeding their fair market value as a result of declining sales and current market conditions.  The impairment charges for Over-the-Counter, Household and Personal Care segments were $166.6 million, $81.3 million and $1.4 million, respectively.  No impairment charges were recorded in 2008.

Interest Expense
Net interest expense was $22.9 million during 2010 versus $28.4 million during 2009.  The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of interest rates on our senior debt.  The average cost of funds decreased from 7.2% for 2009 to 6.5% for 2010 while the average indebtedness decreased from $394.8 million during 2009 to $353.2 million during 2010.

Loss on Extinguishment of Debt
During 2010, the Company refinanced its long-term debt with a new senior credit facility and senior notes.  As a result of the refinancing, the Company incurred $2.7 million of expense related to the extinguished debt.  The expense consisted of a $2.2 million non-cash charge and a $500,000 premium paid to tender bonds.

Income Taxes
The provision for income taxes during 2010 was $21.8 million versus a benefit for income taxes of $9.9 million in 2009.  The effective tax rate was 41.1% during 2010 versus (5.0)% during 2009. The 2010 tax rate reflects the impact of a non-deductible impairment charge to goodwill for one of the brands in the Personal Care segment. In addition, the tax rate reflects the impact of a $930,000 non-cash charge to deferred tax liability as a result of increasing the Company’s future effective tax rate from 37.9% to 38.2%.  The increase in the future effective tax rate is a result of the divestiture of the shampoo business which increases the overall effective state tax rate on continuing operations.  The new effective rate is applicable for tax years starting after March 31, 2010.  The 2009 tax rate includes a tax benefit of $29.4 million related to the impairment charges of intangible assets and goodwill recorded during the period.

Fiscal 2009 compared to Fiscal 2008

Revenues

	2009 Revenues	%	2008 Revenues	%	Increase (Decrease)%

OTC Healthcare	$176,975	58.4	$183,692	58.3	$(6,717)	(3.7)
Household Cleaning	116,015	38.3	121,127	38.4	(5,112)	(4.2)
Personal Care	10,157	3.3	10,288	3.3	(131)	(1.3)

	$303,147	100.0	$315,107	100	$(11,960)	(3.8)

Revenues decreased across all reporting segments during fiscal 2009 by an aggregate $12.0 million, or 3.8% compared to 2008.  Revenues from customers outside of North America, which represents 3.6% of total revenues, decreased 16.6% in 2009 compared to 2008.

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

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.1 million, or 4.2%, during 2009 versus 2008.  Revenues for the Comet brand increased slightly during the period primarily as a result of increased sales of Comet Mildew SprayGel.  Comet’s revenue increase was offset by lower revenues from the other two brands in this segment –Spic and Span and Chore Boy.  The decline in Spic and Span’s revenue reflected a decline in consumer consumption while Chore Boy sales declined as a result of weaker consumption and lower shipments to small grocery wholesale accounts.

Personal Care Segment
Revenues of the Personal Care segment decreased $131,000, or 1.3%, during 2009 versus 2008.  Increased revenues for Cutex were offset by declines on all other brands in this segment.  The increase in revenue for Cutex was the result of improving consumer consumption.  The decreases in revenues for the other smaller brands in this segment resulted from lower consumption and distribution losses.

Gross Profit
	2009 Gross Profit	%	2008 Gross Profit	%	Increase (Decrease)%

OTC Healthcare	$113,516	64.1	$114,348	62.2	$(832)	(0.7)
Household Cleaning	41,558	35.8	45,668	37.7	(4,110)	(9.0)
Personal Care	3,877	38.2	3,280	31.9	597	18.2

	$158,951	52.4	$163,296	51.8	$(4,345)	(2.7)

Gross profit for 2009 decreased by $4.3 million, or 2.7%, versus 2008.  As a percent of total revenue, gross profit increased from 51.8% in 2008 to 52.4% in 2009.  The increase in gross profit as a percent of revenues was the result of favorable sales mix, the absence of costs related to the voluntary recall of pediatric cough/cold products, price increases taken on select items, and the benefits of our cost reduction program that was initiated in 2008, partially offset by an increase in promotional allowances and unfavorable foreign currency exchange rates.

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

Personal Care Segment
Gross profit for the Personal Care segment increased $597,000, or 18.2%, during 2009 versus 2008.  As a percent of Personal Care revenue, gross profit increased from 31.9% during 2008 to 38.2% during 2009.  The increase in gross profit percentage was due to product cost savings and lower inventory obsolescence costs related to Cutex.

Contribution Margin
	2009 Contribution Margin	%	2008 Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$83,821	47.4	$88,160	48.0	$(4,339)	(4.9)
Household Cleaning	33,933	29.2	38,185	31.5	(4,252)	(11.1)
Personal Care	3,420	33.7	2,708	26.3	712	26.3

	$121,174	40.0	$129,053	41.0	$(7,879)	(6.1)

Contribution margin, defined as gross profit less advertising and promotional expenses, decreased by $7.9 million, or 6.1%, for 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase of $3.5 million, or 10.3%, in advertising and promotional spending.  The increase in advertising and promotional spending was primarily attributable to introductory media support behind the launch of the two new Allergen Block products in the Over-the-Counter Healthcare segment.

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

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $4.3 million, or 11.1%, during 2009 versus 2008.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase in advertising and promotional spending of $142,000 or 1.9%.  The increase was the result of increased television media support behind Comet Mildew SprayGel.

Personal Care Segment
Contribution margin for the Personal Care segment increased $712,000, or 26.3%, during 2009 versus 2008.  The contribution margin increase was primarily the result of the gross profit increase previously discussed and a $115,000, or 20.1%, decrease in advertising and promotional expenses.

General and Administrative
General and administrative expenses were $31.9 million for 2009 versus $31.4 million for 2008.  The increase in G&A was primarily related to an increase in stock-based compensation costs and unfavorable currency translation costs, partially offset by a decrease in legal expenses and elimination of certain employee incentive compensation expenses.  The increase in stock-based compensation resulted from the issuance of options to purchase common stock to members of management in 2009.  While the Company reversed performance-based compensation in each of 2008 and 2009, the vesting of options is not subject to performance measurements, being subject only to time vesting.  The increase in currency translation costs resulted from the strengthening of the Canadian dollar against the United States dollar.  The decrease in legal expenses is due to the absence of arbitration costs in 2009 versus 2008 and a decrease in legal costs related to the defense of certain intellectual property.

Depreciation and Amortization
Depreciation and amortization expense was $9.4 million for 2009 versus $9.2 million for 2008.  The slight increase in amortization of intangible assets is related to licensing rights related to the Allergen Block trademark.

Impairment of Intangible Assets and Goodwill
During 2009, an impairment analysis of intangible assets and goodwill was performed.  As a result, non-cash charges were recorded in 2009 related to the impairment of certain intangible assets and goodwill of $58.6 million and $190.7 million, respectively.  The impairment charges related to intangible assets and goodwill were the result of their carrying value exceeding their fair market value as a result of declining sales and current market conditions.  The impairment charges for Over-the-Counter, Household and Personal Care segments were $166.6 million, $81.3 million and $1.4 million respectively.  No impairment charges were recorded in 2008.

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

Income Taxes
The benefit for income taxes during 2009 was $9.9 million versus a provision for income taxes of $19.2 million in 2008.  The effective income tax rates were (5.0%) and 37.4% for 2009 and 2008, respectively.  The 2009 tax rate includes a tax benefit of $29.4 million related the impairment charges of intangible assets and goodwill recorded during the period.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, brand acquisitions, working capital and capital expenditures.  During the year ended March 31, 2010, the Company issued $150.0 million of 8.25% senior notes due 2018 and entered into a senior secured term loan facility of $150.0 million maturing 2016. A portion of the proceeds from the preceding transactions were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes and to repay all amounts under our former credit facility and terminate the associated credit agreement.

	Year Ended March 31,
(In thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$59,427	$66,679	$44,989
Investing activities	7,320	(4,672)	(537)
Financing activities	(60,831)	(32,904)	(52,132)

Fiscal 2010 compared to Fiscal 2009
Operating Activities
Net cash provided by operating activities was $59.4 million for 2010 compared to $66.7 million for 2009.  The $7.3 million decrease in net cash provided by operating activities was primarily the result of the following:

•
A net cash outflow of $3.8 million related to working capital in 2010 compared to a net cash inflow of $7.9 million related to working capital in 2009 resulted in a $11.7 million decrease in working capital, partially offset by

•	A net increase of $4.5 million in net income plus non-cash expenses in 2010 compared to 2009.

The increase in working capital in 2010 was primarily the result of an increase in inventory, due to supplier transitions, and an increase in prepaid taxes.

Consistent with 2009, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, stock-based compensation costs, as well as the 2010 loss on extinguishment of debt.

Investing Activities
Net cash provided by investing activities was $7.3 million for 2010 compared to net cash used for investing activities of $4.7 million for 2009.  The net cash provided by investing activities during the year ended March 31, 2010 was primarily due to the divestiture of the shampoo business partially offset by the acquisition of property and equipment.  Net cash used for investing activities during the year ended March 31, 2009 was primarily due to the $4.2 million settlement of a purchase price adjustment associated with the Wartner USA BV acquisition in 2006.  The remainder was for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $60.8 million for 2010 compared to $32.9 million for 2009.  During the year ended March 31, 2010, we repaid $60.8 million of indebtedness with cash generated from operations and the proceeds from the sale of the shampoo business.  On March 24, 2010, we used the proceeds from the issuance of new debt of $296.0 million less $6.6 million of deferred financing costs to retire all of the existing debt, with the exception of $28.1 million which was subsequently retired in April, 2010.  We recorded a loss on the extinguishment of debt in the amount of $2.7 million.  At March 31, 2010, our outstanding indebtedness was $328.1 million compared to $378.3 million at March 31, 2009.

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

Consistent with 2008, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and stock-based compensation, as well as the 2009 goodwill and intangible impairments.

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

Financing Activities
Net cash used for financing activities was $32.9 million for 2009 compared to $52.1 million for 2008.  Due to the expiration of our prior revolving line of credit, general economic conditions and the state of the credit markets, we limited our debt repayments during the latter half of 2009 to only scheduled maturities until we accumulated an additional $30.0 million in operating funds.  During 2009, the Company repaid $29.3 million of indebtedness in excess of normal maturities with cash generated from operations, while during 2008 such repayments amounted to $48.6 million.  This reduced our outstanding indebtedness to $378.3 million at March 31, 2009 from $463.3 million at March 31, 2007.

Capital Resources

In March and April 2010, the Company retired its Senior Secured Term Loan facility with a maturity date of April 6, 2011 and Senior Subordinated Notes that bore interest at 9.25% with a maturity date of April 15, 2012, and replaced them with Senior Secured Credit Facility with a maturity of April 1, 2016, a Senior Revolving Credit facility with a maturity of April 1, 2015 and Senior Notes that bear interest at 8.25% with a maturity of April 15, 2018.  This debt refinancing improved our liquidity position due to the ability to increase the amount of the Senior Secured Credit Facility, obtaining a revolving line of credit and extending the maturities of our indebtedness.  The new debt also better positions the Company to pursue acquisitions as part of its growth strategy.

We entered into a $150.0 million Senior Secured Credit Facility with a discount to the lenders of $1.8 million and net proceeds of $148.2 million.  The Senior Notes were issued at a aggregate face value of $150.0 million with a discount to bondholders of $2.2 million and net proceeds to us of $147.8 million.  The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering.  In addition to the discount, we incurred $7.3 million of costs primarily related to bank arrangers fee and legal advisors of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed.  The deferred financing costs are being amortized over the term of the loan and notes.

As of March 31, 2010, we had an aggregate of $328.1 million of outstanding indebtedness, which consisted of the following:

•	$150.0 million of borrowings under the Senior Secured Credit Facility;

•	$28.1 million of 9.25% Senior Subordinated Notes due 2012, which were redeemed in full on April 15, 2010; and
•	$150.0 million of 8.25% Senior Notes due 2018.

The Company had $30.0 million of borrowing capacity under the revolving credit facility at such time, as well as $200.0 million under the Senior Credit Facility.

All loans under the Senior Secured Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At March 31, 2010, an aggregate of $150.0 million was outstanding under the Senior Secured Credit Facility at an interest rate of 4.75%.

We use derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations.  Although we do not enter into derivative financial instruments for trading purposes, all of our derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of our derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  We account for these financial instruments as cash flow hedges.

In March 2005, we purchased interest rate cap agreements with a total notional amount of $180.0 million, the terms of which were as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

In February 2008, we entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  Under that swap agreement, we agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminated and was settled in full on March 26, 2010.  The fair value of the interest rate swap agreement is included in either other assets or current liabilities at the balance sheet date.  At March 31, 2010, the Company did not participate in an interest rate swap and at March 31, 2009 the fair value of the interest rate swap was $2.2 million, which was included in other current liabilities.

The Senior Secured Credit Facility contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The Senior Secured Credit Facility, as well as the Indenture governing the Senior Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.30 to 1.0 for the quarter ended March 31, 2010, decreasing over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remaining level thereafter, and

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended March 31, 2010, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remaining level thereafter.

At March 31, 2010, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Notes. Additionally, management anticipates that in the normal course of operations, the Company will be in compliance with the financial and restrictive covenants during the ensuing year.

At March 31, 2010, we had $150.0 million outstanding under the Senior Secured Credit Facility which matures in April 2016.  We are obligated to make quarterly principal payments on the loan equal to $375,000, representing 0.25% of the initial principal amount of the term loan.  We also have the ability to borrow an additional $30.0 million under a revolving credit facility and $200.0 million pursuant to the Senior Secured Credit Facility pursuant to an “accordion” feature.

We made repayments against outstanding indebtedness of $60.5 million in excess of scheduled maturities through March 31, 2010 compared to $29.3 million during 2009.  During 2009, we built a cash reserve in excess of $30.0 million to provide adequate liquidity given the expiration of our prior revolving credit facility.

Commitments

As of March 31, 2010, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$328.1	$29.6	$3.0	$3.0	$292.5
Interest on long-term debt (1)	141.5	19.7	39.0	38.8	44.0
Purchase obligations:
Inventory costs (2)	53.0	38.2	7.9	2.2	4.7
Other costs (3)	1.3	1.3	--	--	--
Operating leases	2.7	0.7	1.2	0.8	--
Total contractual cash obligations	$526.6	$89.5	$51.1	$44.8	$341.2

(1)
Represents the estimated interest obligations on the outstanding balances of the Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 6.5%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.  If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $1.5 million, in the first year.

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

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not intend to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Annual Report on Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2010, we had variable rate debt of approximately $150.0 million under our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ending March 31, 2011 of approximately $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making its assessment, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO Criteria”).

Based on our assessment utilizing the COSO Criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears at page F-1 and is incorporated in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2010 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth at pages F-1 through F-33 of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2010
Consolidated Balance Sheets at March 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2010
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2010
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
Date: June 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW M. MANNELLY	President and Chief Executive Officer	June 11, 2010
Matthew M. Mannelly	(Principal Executive Officer)

/s/ PETER J. ANDERSON	Chief Financial Officer	June 11, 2010
Peter J. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	June 11, 2010
John E. Byom

/s/ GARY E. COSTLEY	Director	June 11, 2010
Gary E. Costley

/s/ CHARLES J. HINKATY	Director	June 11, 2010
Charles J. Hinkaty

/s/ PATRICK M. LONERGAN	Director	June 11, 2010
Patrick M. Lonergan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 11, 2010

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations

	Year Ended March 31,
(In thousands, except per share data)	2010	2009	2008
Revenues
Net sales	$296,922	$300,937	$313,125
Other revenues	5,101	2,210	1,982
Total revenues	302,023	303,147	315,107

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	144,587	144,196	151,811
Gross profit	157,436	158,951	163,296

Operating Expenses
Advertising and promotion	31,236	37,777	34,243
General and administrative	34,195	31,888	31,414
Depreciation and amortization	10,552	9,423	9,219
Impairment of goodwill and intangible assets	2,751	249,285	--
Total operating expenses	78,734	328,373	74,876

Operating income (loss)	78,702	(169,422)	88,420

Other (income) expense
Interest income	(1)	(143)	(675)
Interest expense	22,936	28,579	38,068
Loss on extinguishment of debt	2,656	--	--
Miscellaneous	--	--	(187)
Total other (income) expense	25,591	28,436	37,206

Income (loss) from continuing operations before income taxes	53,111	(197,858)	51,214

Provision (benefit) for income taxes	21,849	(9,905)	19,168
Income (loss) from continuing operations	31,262	(187,953)	32,046

Discontinued Operations
Income from discontinued operations, net of income tax	696	1,177	1,873
Gain on sale of discontinued operations, net of income tax	157	--	--
Net income (loss)	$32,115	$(186,776)	$33,919

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.63	$(3.76)	$0.64
Net Income (Loss)	$0.64	$(3.74)	$0.68

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.62	$(3.76)	$0.64
Net Income (Loss)	$0.64	$(3.74)	$0.68

Weighted average shares outstanding:
Basic	50,013	49,935	49,751
Diluted	50,085	49,935	50,039

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$41,097	$35,181
Accounts receivable	30,621	36,025
Inventories	29,162	25,939
Deferred income tax assets	6,353	4,022
Prepaid expenses and other current assets	4,917	1,358
Current assets of discontinued operations	--	1,038
Total current assets	112,150	103,563

Property and equipment	1,396	1,367
Goodwill	111,489	114,240
Intangible assets	559,229	569,137
Other long-term assets	7,148	4,602
Long-term assets of discontinued operations	--	8,472

Total Assets	$791,412	$801,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,771	$15,898
Accrued interest payable	1,561	5,371
Other accrued liabilities	11,733	9,407
Current portion of long-term debt	29,587	3,550
Total current liabilities	55,652	34,226

Long-term debt
Principal amount	298,500	374,787
Less unamortized discount	(3,943)	--
Long-term debt, net of unamortized discount	294,557	374,787

Deferred income tax liabilities	112,144	97,983

Total Liabilities	462,353	506,996

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,154 shares at March 31, 2010 and 50,060 at March 31, 2009	502	501
Additional paid-in capital	384,027	382,803
Treasury stock, at cost – 124 shares at March 31, 2010 and 2009, respectively	(63)	(63)
Accumulated other comprehensive income (loss)	--	(1,334)
Retained earnings (accumulated deficit)	(55,407)	(87,522)
Total Stockholders’ Equity	329,059	294,385

Total Liabilities and Stockholders’ Equity	$791,412	$801,381

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income
	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances at March 31, 2007	50,060	$501	$379,225	55	$(40)	$313	$65,335	$445,334

Stock-based compensation	--	--	1,139	--	--	--	--	1,139

Purchase of common stock for treasury	--	--	--	4	(7)	--	--	(7)

Components of comprehensive income
Net income	--	--	--	--	--	--	33,919	33,919

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $228	--	--	--	--	--	373	--	373

Unrealized loss on interest rate caps, net of income tax benefit of $458	--	--	--	--	--	(738)	--	(738)

Unrealized loss on interest rate swap, net of income tax benefit of $580	--	--	--	--	--	(947)	--	(947)
Total comprehensive income	--	--	--	--	--	--	--	32,607

Balances at March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	$99,254	$479,073

Stock-based compensation	--	--	2,439	--	--	--	--	2,439

Purchase of common stock for treasury	--	--	--	65	(16)	--	--	(16)

Components of comprehensive income

Net income	--	--	--	--	--	--	(186,776)	(186,776)

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	--	--	--	--	--	53	--	53
Unrealized loss on interest rate caps, net of income tax benefit of $238	--	--	--	--	--	(388)	--	(388)
Total comprehensive income	--	--	--	--	--	--	--	(187,111)

Balances at March 31, 2009	50,060	$501	$382,803	124	$(63)	$(1,334)	$(87,522)	$294,385

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals

Balances at March 31, 2009	50,060	$501	$382,803	124	$(63)	$(1,334)	$(87,522)	$294,385

Stock-based compensation	94	1	1,224	--	--	--	--	1,225

Components of comprehensive income
Net Income	--	--	--	--	--	--	32,115	32,115
Amortization of interest rate caps reclassified into earnings, net of income tax expense of $818	--	--	--	--	--	1,334	--	1,334
Total comprehensive income	--	--	--	--	--	--	--	33,449

Balances at March 31, 2010	50,154	$502	$384,027	124	$(63)	$--	$(55,407)	$329,059

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2010	2009	2008
(In thousands)
Operating Activities
Net income (loss)	$32,115	$(186,776)	$33,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,450	11,219	11,014
Gain on sale of discontinued operations	(253)	--	--
Deferred income taxes	11,012	(19,955)	10,096
Amortization of deferred financing costs	1,926	2,233	3,007
Impairment of goodwill and intangible assets	2,751	249,590	--
Stock-based compensation costs	2,085	2,439	1,139
Loss on extinguishment of debt	2,166	--	--
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	6,404	8,193	(9,052)
Inventories	(3,351)	2,719	477
Prepaid expenses and other current assets	(3,559)	458	(381)
Accounts payable	(3,127)	(2,265)	(975)
Accrued liabilities	(192)	(1,176)	(4,255)
Net cash provided by operating activities	59,427	66,679	44,989

Investing Activities
Purchases of equipment	(673)	(481)	(488)
Proceeds from sale of discontinued operations	7,993	--	--
Purchases of intangible assets	--	--	(33)
Business acquisition purchase price adjustments	--	(4,191)	(16)
Net cash provided by (used for) investing activities	7,320	(4,672)	(537)

Financing Activities
Proceeds from issuance of debt	296,046	--	--
Payment of deferred financing costs	(6,627)	--	--
Repayment of long-term debt	(350,250)	(32,888)	(52,125)
Purchase of common stock for treasury	--	(16)	(7)
Net cash used for financing activities	(60,831)	(32,904)	(52,132)

Increase (decrease) in cash	5,916	29,103	(7,680)
Cash - beginning of year	35,181	6,078	13,758

Cash - end of year	$41,097	$35,181	$6,078

Interest paid	$24,820	$26,745	$36,840
Income taxes paid	$15,494	$9,844	$9,490

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets, club and dollar stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior credit facility and the senior notes more fully described in Note 10 to the consolidated financial statements.

Basis of Presentation
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  All significant intercompany transactions and balances have been eliminated in consolidation.  The Company’s fiscal year ends on March 31st of each year.  References in these consolidated financial statements or notes to a year (e.g., “2010”) mean the Company’s fiscal year ended on March 31st of that year.

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

Accounts Receivable
The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business.  The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  The Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually in the fourth fiscal quarter of each year.  The Company tests goodwill for impairment at the reporting unit “brand” level which is one level below the operating segment level.

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

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting fees and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $21.4 million for 2010, $22.5 million for 2009 and $23.2 for 2008.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Slotting fees associated with products are recognized as a reduction of sales.  Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for such fees.

Stock-based Compensation
The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

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

Recently Issued Accounting Standards
In April 2010, the FASB issued authoritative guidance to provide clarification regarding the classification requirements of a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that such an award should not be considered to contain a market, performance, or service condition and should not be classified as a liability if it otherwise qualifies as an equity classification. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting.  The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new guidance requires only enhanced disclosures and the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009.

The Derivatives and Hedging Topic of the FASB ASC was amended to require a company with derivative instruments to disclose information to enable users of the financial statements to understand (i) how and why the company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Accordingly, the Derivatives and Hedging Topic now requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The amendments to the Derivatives and Hedging Topic were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of the Derivatives and Hedging guidance required enhanced disclosures of derivative instruments and the Company’s hedging activities and did not have any impact on the Company’s financial position, results from operations or cash flows.

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

The following table presents the assets related to the discontinued operations as of March 31, 2009 (in thousands):

Inventory	$1,038
Intangible assets	8,472

Total assets held for sale	$9,510

The following table summarizes the results of discontinued operations (in thousands):

	Year Ended March 31,
	2010	2009	2008
Components of Income
Revenues	$5,053	$9,568	$11,496
Income before income taxes	1,121	1,896	2,994

The total sale price for the assets was $9 million, with $8 million received upon closing, and the remaining $1 million to be received on the first anniversary of the closing.

3.	Acquisition of Businesses

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

The purchase price of the ownership interests was approximately $31.2 million, including fees and expenses of the acquisition of $216,000 and the assumption of approximately $5.0 million of contingent payments, with an originally estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011.  The Company funded the cash acquisition price from operating cash flows.  During 2009, the Company paid the former owner $4.0 million in full satisfaction of all obligations due to such former owner.

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

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	March 31,
	2010	2009

Trade accounts receivable	$35,527	$37,521
Other receivables	1,588	1,081
	37,115	38,602
Less allowances for discounts, returns and uncollectible accounts	(6,494)	(2,577)

	$30,621	$36,025

5.	Inventories

Inventories consist of the following (in thousands):
	March 31,
	2010	2009

Packaging and raw materials	$2,037	$1,955
Finished goods	27,125	23,984

	$29,162	$25,939

Inventories are shown net of allowances for obsolete and slow moving inventory of $2.0 million and $1.4 million at March 31, 2010 and 2009, respectively.

6.	Property and Equipment

Property and equipment consist of the following (in thousands):
	March 31,
	2010	2009

Machinery	$1,620	$1,556
Computer equipment	1,570	1,021
Furniture and fixtures	239	239
Leasehold improvements	418	357
	3,847	3,173

Accumulated depreciation	(2,451)	(1,806)

	$1,396	$1,367

The Company recorded depreciation expense of $645,000, $548,000, $507,000 for 2010, 2009 and 2008, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

Over-the- Counter	Household	Personal
Healthcare	Cleaning	Care	Consolidated

Balance – March 31, 2008
Goodwill	$235,789	$72,549	$4,643	$312,981
Accumulated purchase price adjustments	(2,174)	--	--	(2,174)
Accumulated impairment losses	--	--	(1,892)	(1,892)
	233,615	72,549	2,751	308,915

2009 purchase price adjustments	(3,988)	--	--	(3,988)
2009 impairments	(125,527)	(65,160)	--	(190,687)

Balance – March 31, 2009
Goodwill	235,789	72,549	4,643	312,981
Accumulated purchase price adjustments	(6,162)	--	--	(6,162)
Accumulated impairment losses	(125,527)	(65,160)	(1,892)	(192,579)
	104,100	7,389	2,751	114,240

2010 impairments	--	--	(2,751)	(2,751)

Balance – March 31, 2010
Goodwill	$235,789	72,549	4,643	312,981
Accumulated purchase price adjustments	(6,162)	--	--	(6,162)
Accumulated impairment losses	(125,527)	(65,160)	(4,643)	(195,330)
	104,100	7,389	--	111,489

At March 31, 2010, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge of $2.8 million to adjust the carrying amounts of goodwill related to one reporting unit within the Personal Care segment to its fair value, as determined by use of a discounted cash flow methodology.  The impairment was a result of distribution losses and increased competition from private label store brands.

At March 31, 2009, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $190.7 million to adjust the carrying amounts of goodwill related to several reporting units within the Over-the-Counter Healthcare and Household Cleaning segments to their fair values as determined by use of a discounted cash flow methodology.  These charges were a consequence of the challenging economic environment experienced in 2009, the dislocation of the debt and equity markets, and contracting consumer demand for the Company’s product offerings.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  However, we did consider the Company’s market capitalization at March 31, 2010 and 2009, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.    Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Year Ended March 31, 2010
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2009	$500,176	$106,159	$158	$606,493

Reclassifications	(45,605)	45,605	--	--
Additions
Deletions	--	(500)	--	(500)
Impairments	--	--	--	--

Balance – March 31, 2010	$454,571	$151,264	$158	$605,993

Accumulated Amortization
Balance – March 31, 2009	$--	$37,214	$142	$37,356

Additions	--	9,725	16	9,741
Deletions	--	(333)	--	(333)

Balance – March 31, 2010	$--	$46,606	$158	$46,764

Intangibles, net – March 31, 2010	$454,571	$104,658	$--	$559,229

	Year Ended March 31, 2009
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance – March 31, 2008	$544,963	$119,470	$196	$664,629

Additions	--	500	--	500
Deletions	--	--	(38)	(38)
Impairments	(44,787)	(13,811)	--	(58,598)

Balance – March 31, 2009	$500,176	$106,159	$158	$606,493

Accumulated Amortization
Balance – March 31, 2008	$--	$28,377	$141	$28,518
Additions		8,837	39	8,876
Deletions	--	--	(38)	(38)

Balance – March 31, 2009	$--	$37,214	$142	$37,356

Intangibles, net – March 31, 2009	$500,176	$68,945	$16	$569,137

In a manner similar to goodwill, the Company completed a test for impairment of its intangible assets during the fourth quarter of 2010.  Accordingly, the Company recorded no impairment charge as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values.

In a manner similar to goodwill, the Company completed a test for impairment of its intangible assets during the fourth quarter of 2009.  Accordingly, the Company recorded an impairment charge aggregating $58.6 million to the Over-the-Counter Healthcare and Household Cleaning segments as facts and circumstances indicated that the carrying values of the intangible assets for such segments exceeded their fair values and may not be recoverable.

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

The fair values and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

Intangible	Fair Value as of March 31, 2009	Annual Amortization

Household Trademarks	$34,888	$1,745
OTC Healthcare Trademark	10,717	536

	$45,605	$2,281

At March 31, 2010, intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending March 31,
2011	$9,558
2012	9,160
2013	8,612
2014	7,797
2015	6,147
Thereafter	63,386

$104,660

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,
	2010	2009

Accrued marketing costs	$3,823	$3,519
Accrued payroll	5,233	750
Accrued commissions	285	312
Accrued income taxes	372	679
Accrued professional fees	1,089	1,906
Interest swap obligation	--	2,152
Severance	929	--
Other	2	89

	$11,733	$9,407

During the second quarter of fiscal 2010, the Company completed a staff reduction program to eliminate approximately 10% of its workforce.  The accrued severance balance as of March 31, 2010 is related to this reduction in workforce and consists primarily of the remaining payments of salaries, bonuses and other benefits for separated employees.

The Company has reclassified the interest rate swap liability of $2.2 million as of March 31, 2009 from accounts payable to accrued liabilities. The Company’s interest rate swap liability of $2.2 million as of March 31, 2009 terminated before March 26, 2010.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):
	March 31,
	2010	2009
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company’s option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%. At March 31, 2010, the average interest rate on the 2010 Senior Term Loan was 4.75%. Principal payments of $375,000 plus accrued interest are payable quarterly, with the remaining principal due on the 2010 Senior Term Loan maturity date. The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company’s assets.	$150,000	$--

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bore interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. The Tranche B Term Loan Facility was repaid in full during 2010.	--	252,337

Senior unsecured notes (“2010 Senior Notes”) that bear interest at 8.25% which are payable on April 1st and October 1st of each year.  The 2010 Senior Notes mature on April 1, 2018; however the Company may redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes.  The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.  Each of these guarantees is joint and several.  There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	150,000	--

Senior subordinated notes (“Senior Subordinated Notes”) that bore interest of 9.25% which was payable on April 15th and October 15th of each year. The balance outstanding on the Senior Subordinated Notes as of March 31, 2010 was repaid in full subsequent to year-end, on April 15th, 2010. The Senior Subordinated Notes were unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.	28,087	126,000

	328,087	378,337
Current portion of long-term debt	(29,587)	(3,550)

	298,500	374,787
Less: unamortized discount on the 2010 Senior Notes	(3,943)	--
Long-term debt, net of unamortized discount	$294,557	$374,787

On March 24, 2010, Prestige Brands, Inc. issued the 2010 Senior Notes for $150 million, with an interest rate of 8.25% and a maturity date of April 1, 2018; and entered into a senior secured term loan facility for $150 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016; and entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility”) in an aggregate principal amount of up to $30.0 million.  The Company’s 2010 Revolving Credit Facility was available for maximum borrowings of $30.0 million at March 31, 2010.

The $150 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate.  The 2010 Senior Notes were issued at an aggregate face value of $150 million with a discount to bondholders of $2.2 million and net proceeds to the Company of $147.8 million, yielding a 8.5% effective interest rate.

In connection with entering into the 2010 Senior Term Loan, the 2010 Revolving Credit Facility and the 2010 Senior Notes, the Company incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed.  The deferred financing costs are being amortized over the terms of the related loan and notes.

In March and April 2010, the Company retired its Tranche B Term Loan facility with an original maturity date of April 11, 2016 and Senior Subordinated Notes that bore interest at 9.25% with a maturity date of April 15, 2012.  The Company recognized a $2.7 million loss on the extinguishment of debt.

The 2010 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis.  The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company.

At any time prior to April 1, 2014, the Company may redeem the 2010 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole premium” calculated as set forth in the Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  The Company may redeem the 2010 Senior Notes in whole or in part at any time on or after the 12-month period beginning April 1, 2014 at a redemption price of 104.125% of the principal amount thereof, at a redemption price of 102.063% of the principal amount thereof if the redemption occurs during the 12-month period beginning on April 1, 2015, and at a redemption price of 100% of the principal amount thereof on and after April 1, 2016, in each case, plus accrued and unpaid interest, if any, to the redemption date.  In addition, on or prior to April 1, 2013, with the net cash proceeds from certain equity offerings, the Company may redeem up to 35% in aggregate principal amount of the 2010 Senior Notes at a redemption price of 108.250% of the principal amount of the 2010 Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date.

The 2010 Senior Term Loan contains various financial covenants, including provisions that require the Company to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The 2010 Senior Term Loan and the 2010 Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates.  Additionally, the 2010 Senior Term Loan and the 2010 Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the 2010 Senior Term Loan, the 2010 Senior Notes and the Senior Subordinated Notes.  At March 31, 2010, the Company was in compliance with the applicable financial covenants under its long-term indebtedness.

Future principal payments required in accordance with the terms of the 2010 Senior Term Loan, the 2010 Senior Notes and the Senior Subordinated Notes are as follows (in thousands):

Year Ending March 31
2011	$29,587
2012	1,500
2013	1,500
2014	1,500
2015	1,500
Thereafter	292,500

$328,087

11.	Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations.  At March 31, 2010, the Company had no open financial derivative financial obligations. While the Company has not entered into derivative financial instruments for trading purposes, all of the Company’s derivatives were over-the-counter instruments with liquid markets.  The notional, or contractual, amount of the Company’s derivative financial instruments were used to measure the amount of interest to be paid or received and did not represent an actual liability.  The Company accounted for the interest rate cap and swap agreements as cash flow hedges.

In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million, the terms of which were as follows:

Notional Amount	Interest Rate Cap Percentage	Expiration Date
(In millions)
$50.0	3.25%	May 31, 2006
80.0	3.50	May 30, 2007
50.0	3.75	May 30, 2008

The Company entered into an interest rate swap agreement, effective March 26, 2008, in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  The Company agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminated on March 26, 2010, and was neither renewed nor replaced.

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

Based upon the above, the following fair value hierarchy was created:

Level 1 –	Quoted market prices for identical instruments in active markets,

Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 –	Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows:

Fair Value Measurements at March 31, 2010
(In thousands) Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$--	$--	$--	$--

		Fair Value Measurements at March 31, 2009
(In thousands) Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$2,152	$--	$2,152	$--

		Fair Value Measurements at March 31, 2008
(In thousands) Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liability	$1,527	$--	$1,527	$--

A summary of the fair value of the Company’s derivatives instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

For the Year Ended March 31, 2010
	March 31, 2010			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI

Interest Rate Swap	Other Accrued Liabilities	$ --	$ --	Interest Expense	$ (2,866)	$ 2,152

For the Year Ended March 31, 2009
	March 31, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$ 125	$ (2,152)	Interest Expense	$ (502)	$ (625)

For the Year Ended March 31, 2008
	March 31, 2008			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$ 175	$ (1,527)	Interest Expense	$ --	$ (1,527)

The Company recorded a charge to interest expense of $2.9 million during 2010 in connection with this interest rate swap agreement.  At March 31, 2010, the Company did not participate in an interest rate swap agreement.

At March 31, 2009, the fair value of the interest rate swap was $2.2 million.  Such amount was included in current liabilities.  The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets.  The changes in the fair value of this interest rate swap were recorded in Accumulated Other Comprehensive Income in the balance sheet due to its designation as a cash flow hedge.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At March 31, 2010, the carrying value of the 2010 Senior Term Loan was $150.0 million.  The terms of the 2010 Senior Term Loan provide that the interest rate is adjusted, at the Company’s option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or LIBOR, with a floor of 1.5%, plus a margin of 3.25%. At March 31, 2010, the market value of the Company’s 2010 Senior Term Loan was approximately $150.8 million.

At March 31, 2010, the carrying value of the Company’s 8.25% 2010 Senior Notes was $150.0 million. The market value of these notes was approximately $152.3 million at March 31, 2010.   The market values have been determined from market transactions in the Company’s debt securities.  Also at March 31, 2010, the Company maintained a residual balance of $28.1 million relating to the Senior Subordinated Notes that remained outstanding at fiscal year end. The $28.1 million balance was redeemed in full on April 15, 2010 at par value.

12.	Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company’s common stock through March 31, 2010.

During 2009 and 2008, the Company repurchased 65,000 and 4,000 shares, respectively, of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements.  The 2009 purchases were at an average price of $0.24 per share while the 2008 purchases were at an average purchase price of $1.70 per share.   All of such shares have been recorded as treasury stock. There were no share repurchases during 2010.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended March 31,
	2010	2009	2008
Numerator
Income (loss) from continuing operations	$31,262	$(187,953)	$32,046
Income from discontinued operations and gain on sale of discontinued operations	853	1,177	1,873
Net income (loss)	$32,115	$(186,776)	$33,919

Denominator
Denominator for basic earnings per share- weighted average shares	50,013	49,935	49,751

Dilutive effect of unvested restricted common stock (including restricted stock units), options and stock appreciation rights issued to employees and directors	72	--	288

Denominator for diluted earnings per share	50,085	49,935	50,039

Earnings per Common Share:
Basic earnings (loss) per share from continuing operations	$0.63	$(3.76)	$0.64
Basic earnings per share from discontinued operations and gain on sale of discontinued operations	0.01	0.02	0.04
Basic net earnings (loss) per share	$0.64	$(3.74)	$0.68

Diluted earnings (loss) per share from continuing operations	$0.62	$(3.76)	$0.64
Diluted earnings per share from discontinued operations and gain on sale of discontinued operations	0.02	0.02	0.04
Diluted net earnings (loss) per share	$0.64	$(3.74)	$0.68

At March 31, 2010, 204,892 shares of restricted stock granted to employees and restricted stock units granted to Board members, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 82,202 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of March 31, 2010.  Lastly, at March 31, 2010, there were options to purchase 1,330,337 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

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

In connection with the Company’s initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”) which provides for the grant, to a maximum of 5.0 million shares, of restricted stock, stock options, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During 2010, net compensation costs charged against income and the related income tax benefit recognized were $2.1 million and $790,000, respectively.  During the year management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

During 2009, net compensation costs charged against income and the related income tax benefit recognized were $2.4 million and $924,000, respectively.  During the year management determined that the Company would not meet the performance goals associated with the grants of stock to management and employees in May 2007 and 2008.  Therefore, management reversed previously recorded stock compensation costs of $705,000 and $193,000 related to the May 2007 and May 2008 grants, respectively.

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

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including revenue and earnings before income taxes, depreciation and amortization targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the plan or document pursuant to which the awards were made.  The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date.  The weighted-average grant-date fair values during 2010, 2009 and 2008 were $7.09, $10.85 and $12.52, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:
Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2007	294.4	$11.05

Granted	292.0	12.52
Vested	(24.8)	10.09
Forfeited	(76.9)	12.35
Nonvested at March 31, 2008	484.7	11.78

Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(415.9)	11.55
Nonvested at March 31, 2009	342.4	11.31

Granted	171.6	7.09
Vested	(47.8)	10.97
Forfeited	(179.1)	11.28
Nonvested at March 31, 2010	287.1	$8.86

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years.  The option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during 2010, 2009 and 2008 were $3.64, $5.04 and $5.30, respectively.

	Year Ended March 31,
	2010	2009
Expected volatility	45.6%	43.3%
Expected dividends	--	--
Expected term in years	7.0	6.0
Risk-free rate	2.8%	3.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2007	--	$--	--	$--

Granted	255.1	12.86	10.0	--
Exercised	--	--	--	--
Forfeited or expired	(1.6)	12.86	9.2	--
Outstanding at March 31, 2008	253.5	12.86	9.2	--

Granted	413.2	10.91	10.0	--
Exercised	--	--	--	--
Forfeited or expired	(4.1)	11.83	9.2	--
Outstanding at March 31, 2009	662.6	11.65	8.8	--

Granted	1,125.0	7.16	9.4	2,070.0
Exercised	--	--	--	--
Forfeited or expired	(203.4)	11.34	7.9	--
Outstanding at March 31, 2010	1,584.2	8.50	8.9	2,070.0

Exercisable at March 31, 2010	297.9	$11.96	7.6	$2,070.0

Since the Company’s closing stock price of $9.00 at March 31, 2010 exceeded the exercise price for the options granted in 2010, the aggregate intrinsic value of outstanding options was $2.1 million.  Since the exercise price of the options exceeded the Company’s closing stock price of $5.18 at March 31, 2009 and $8.18 at March 31, 2008, the aggregate intrinsic value of outstanding options was $0 at March 31, 2009 and 2008.

Stock Appreciation Rights (“SARS”)
During 2007, the Board of Directors granted SARS to a group of selected executives; however, there were no SARS granted during 2008, 2009 or 2010.  The terms of the SARS provide that on the vesting date, the executive will receive the excess of the market price of the stock award over the market price of the stock award on the date of issuance.  The Board of Directors, in its sole discretion, may settle the Company’s obligation to the executive in shares of the Company’s common stock, cash, other securities of the Company or any combination thereof.

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

At March 31, 2010, there were $4.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over a weighted average period of 1.5 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during 2010, 2009 and 2008, was $525,000, $325,000, and $277,000, respectively.  There were no options exercised during 2010, 2009 or 2008; hence there were no tax benefits realized during these periods.  At March 31, 2010, there were 3.0 million shares available for issuance under the Plan.

f
15.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008

Current
Federal	$9,628	$9,284	$8,599
State	1,313	1,266	1,208
Foreign	415	218	386
Deferred
Federal	9,113	(17,606)	8,851
State	1,901	(2,348)	1,245

	$22,370	$(9,186)	$20,289

The principal components of the Company’s deferred tax balances are as follows (in thousands):

	March 31,
	2010	2009
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$2,670	$1,152
Inventory capitalization	644	574
Inventory reserves	806	553
Net operating loss carryforwards	663	747
Property and equipment	20	8
State income taxes	4,964	4,125
Accrued liabilities	502	315
Interest rate derivative instruments	--	818
Other	1,938	1,511

Deferred Tax Liabilities
Intangible assets	(117,999)	(103,764)

	$(105,792)	$(93,961)

At March 31, 2010, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $1.9 million which may be used to offset future taxable income of the consolidated group and begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $240,000.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
(In thousands)	2010		2009		2008

		%		%		%
Income tax provision at statutory rate	$19,069	35.0	$(68,586)	(35.0)	$18,973	35.0
Foreign tax provision	(36)	(0.1)	83	--	16	--
State income taxes, net of federal income tax benefit	1,662	3.1	(5,467)	(2.8)	1,284	2.4
Increase (decrease) in net deferred tax liability resulting from an increase (decrease) in the effective state tax rate	597	1.1	--	--	--	--
Goodwill	1,039	1.9	64,770	33.1	--	--
Other	39	0.1	14	--	16	--
Provision for income taxes	$22,370	41.1	$(9,186)	(4.7)	$20,289	37.4

Uncertain tax liability activity is as follows:

	2010	2009
(In thousands)
Balance – beginning of year	$225	$--
Additions based on tax positions related to the current year	90	225
Balance – end of year	$315	$225

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  For 2010, 2009, and 2008, the Company did not incur any interest or penalties related to income taxes.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year.  The Company is subject to taxation in the United States and various state and foreign jurisdictions and is generally open to examination from the year ended March 31, 2007 forward.

16.	Commitments and Contingencies

DenTek Oral Care, Inc. Litigation

In April 2007, the Company filed a lawsuit in the U.S. District Court in the Southern District of New York against DenTek Oral Care, Inc. (“DenTek”) alleging (i) infringement of intellectual property associated with The Doctor’sNightGuard dental protector which is used for the protection of teeth from nighttime teeth grinding; and (ii) the violation of unfair competition and consumer protection laws.  On October 4, 2007, the Company filed a Second Amended Complaint in which it named Kelly M. Kaplan (“Kaplan”), Raymond Duane (“Duane”) and C.D.S. Associates, Inc. (“CDS”) as additional defendants in this action and added other claims to the previously filed complaint.  Kaplan and Duane were formerly employed by the Company and CDS is a corporation controlled by Duane.  In the Second Amended Complaint, the Company has asserted claims for patent, trademark and copyright infringement, unfair competition, unjust enrichment, violation of New York’s Consumer Protection Act, breach of contract, tortious interference with contractual and business relations, civil conspiracy and trade secret misappropriation.

In October 2008, DenTek, Kaplan, Duane and CDS filed Answers to the Second Amended Complaint.  In their Answers, each of DenTek, Duane and CDS has asserted counterclaims against the Company.  DenTek’s counterclaims allege false advertising, violation of New York consumer protection statutes and unfair competition relating to The Doctor’s NightGuard Classic dental protector.  Duane’s counterclaim is a contractual indemnity claim seeking to recover attorneys’ fees pursuant to the release between Duane and Dental Concepts LLC (“Dental Concepts”), a predecessor-in-interest to Medtech Products Inc. (“Medtech”), plaintiff in the DenTek litigation and a wholly-owned subsidiary of Prestige Brands Holdings, Inc.  CDS’s counterclaim alleges a breach of the consulting agreement between CDS and Dental Concepts.

On March 24, 2009, Duane submitted a petition for a Chapter 7 bankruptcy with the United States Bankruptcy Court for the District of Nevada.  The New York Court retains jurisdiction over Duane for injunctive relief arising out of the New York action while the Nevada Court retains exclusive jurisdiction over the dischargeability of Medtech’s damage claims against Duane and other issues affecting the bankruptcy.

On March 25, 2010, Medtech settled all of the claims and counterclaims involving DenTek in the law suit on terms mutually agreeable to Medtech and DenTek.  No payment by Medtech or the Company is required as part of the settlement.

The Company’s management believes that the counterclaims asserted by Duane and CDS are legally deficient and that it has meritorious defenses to the counterclaims.  The Company intends to vigorously defend against the counterclaims, which, if adversely determined against the Company, would not, in the opinion of management, have a material adverse effect on the Company.

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division.  In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech’s two Dermoplast® products.  Medtech has filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the Southern District of New York and is awaiting decisions on the pending Motions.  Medtech intends to vigorously defend against the Complaint.

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending March 31,
2011	$559	$74	$633
2012	577	40	617
2013	596	17	613
2014	50	--	50
	$1,782	$131	$1,913

Rent expense for 2010, 2009 and 2008 was $753,000, $612,000 and $597,000, respectively.

Purchase Commitments
The Company has entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of its household cleaning products.  Although the Company is committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than 10 percent of the estimated purchases that are expected to be made during the course of the supply agreement.

(In thousands)
Year Ending March 31,
2011	$10,703
2012	6,724
2013	1,166
2014	1,136
2015	1,105
Thereafter	4,673

$25,507

17.	Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During 2010, 2009 and 2008, approximately 62.3%, 60.8% and 60.3%, respectively, of the Company’s total sales were derived from its four major brands.  During 2010, 2009 and 2008, approximately 24.6%, 25.9% and 23.1%, respectively, of the Company’s sales were made to one customer.  At March 31, 2010, approximately 22.3% of accounts receivable were owed by the same customer.

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

At March 31, 2010, we had relationships with over 40 third-party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 68.7% of our gross sales for 2010 compared to 18 manufacturers with long-term contracts that produced approximately 64.0% of gross sales in 2009.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

18.	Business Segments

Segment information has been prepared in accordance with Segment Topic of the FASB ASC. The Company’s operating and reportable segments consist of (i) Over-the-Counter Healthcare, (ii) Household Cleaning and (iii) Personal Care.

There were no inter-segment sales or transfers during any of the periods presented.  The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.

The table below summarizes information about the Company’s operating and reportable segments.

	Year Ended March 31, 2010
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$177,313	$108,797	$10,812	$296,922
Other revenues	3,150	1,899	52	5,101

Total revenues	180,463	110,696	10,864	302,023
Cost of sales	66,049	72,118	6,420	144,587

Gross profit	114,414	38,578	4,444	157,436
Advertising and promotion	24,220	6,659	357	31,236

Contribution margin	$90,194	$31,919	$4,087	126,200
Other operating expenses				44,747
Impairment of goodwill				2,751

Operating income				78,702
Other expenses				25,591
Provision for income taxes				21,849
Income from continuing operations				31,262
Income from discontinued operations, net of income tax				696
Gain on sale of discontinued operations, net of income tax				157

Net income				$32,115

	Year Ended March 31, 2009
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$176,878	$113,923	$10,136	$300,937
Other revenues	97	2,092	21	2,210

Total revenues	176,975	116,015	10,157	303,147
Cost of sales	63,459	74,457	6,280	144,196

Gross profit	113,516	41,558	3,877	158,951
Advertising and promotion	29,695	7,625	457	37,777

Contribution margin	$83,821	$33,933	$3,420	121,174
Other operating expenses				41,311
Impairment of goodwill and intangibles				249,285

Operating loss				(169,422)
Other expenses				28,436
Income tax benefit				(9,905)
Loss from continuing operations				(187,953)
Income from discontinued operations, net of tax				1,177

Net loss				$(186,776)

	Year Ended March 31, 2008
	Over-the- Counter	Household	Personal
	Healthcare	Cleaning	Care	Consolidated
(In thousands)
Net sales	$183,641	$119,224	$10,260	$313,125
Other revenues	51	1,903	28	1,982

Total revenues	183,692	121,127	10,288	315,107
Cost of sales	69,344	75,459	7,008	151,811

Gross profit	114,348	45,668	3,280	163,296
Advertising and promotion	26,188	7,483	572	34,243

Contribution margin	$88,160	$38,185	$2,708	129,053
Other operating expenses				40,633

Operating income				88,420
Other expenses				37,206
Provision for income taxes				19,168
Income from continuing operations				32,046
Income from discontinued operations, net of income tax				1,873
Net income				$33,919

During 2010, 2009 and 2008, approximately 95.8%, 96.4% and 95.9% of the Company’s sales were made to customers in the United States and Canada, respectively.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2010, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the- Counter	Household	Personal
(In thousands)	Healthcare	Cleaning	Care	Consolidated

Goodwill	$104,100	$7,389	$--	$111,489

Intangible assets
Indefinite lived	334,750	119,821	--	454,571
Finite lived	65,961	33,143	5,554	104,658
	400,711	152,964	5,554	559,229

	$504,811	$160,353	$5,554	$670,718

19.	Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2010 and 2009 is as follows:

Year Ended March 31, 2010
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Total revenues	$71,012	$84,181	$75,448	$71,382
Cost of sales	33,181	39,847	35,641	35,918

Gross profit	37,831	44,334	39,807	35,464

Operating expenses
Advertising and promotion	8,765	9,782	6,099	6,590
General and administrative	8,195	10,481	7,411	8,108
Depreciation and amortization	2,345	2,841	2,596	2,770
Impairment of goodwill	--	--	--	2,751

	19,305	23,104	16,106	20,219

Operating income	18,526	21,230	23,701	15,245

Net interest expense	5,653	5,642	5,558	6,082
Loss on extinguishment of debt	--	--	--	2,656

Income from continuing operations before income taxes	12,873	15,588	18,143	6,507

Provision for income taxes	4,879	5,908	7,807	3,255

Income from continuing operations	7,994	9,680	10,336	3,252

Discontinued Operations
Income from discontinued operations, net of income tax	331	243	87	35
Gain on sale of discontinued operations, net of income tax	--	--	157	--
Net income	$8,325	$9,923	$10,580	$3,287

Basic earnings per share:
Income from continuing operations	$0.16	$0.19	$0.21	$0.07
Net income	$0.17	$0.20	$0.21	$0.07

Diluted earnings per share:
Income from continuing operations	$0.16	$0.19	$0.21	$0.06
Net income	$0.17	$0.20	$0.21	$0.07

Weighted average shares outstanding:
Basic	49,982	50,012	50,030	50,030
Diluted	50,095	50,055	50,074	50,105

Year Ended March 31, 2009
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Total revenues	$70,997	$85,540	$77,966	$68,644
Cost of sales	32,907	40,402	36,480	34,407

Gross profit	38,090	45,138	41,486	34,237

Operating expenses
Advertising and promotion	7,236	13,543	11,349	5,649
General and administrative	7,973	9,363	8,311	6,241
Depreciation and amortization	2,308	2,308	2,311	2,496
Impairment of goodwill and intangible assets	--	--	--	249,285
	17,517	25,214	21,971	263,671

Operating income (loss)	20,573	19,924	19,515	(229,434)

Net interest expense	8,683	6,779	7,051	5,923

Income (loss) from continuing operations before income taxes	11,890	13,145	12,464	(235,357)

Provision (benefit) for income taxes	4,506	4,982	4,724	(24,117)

Income (loss) from continuing operations	7,384	8,163	7,740	(211,240)

Discontinued Operations
Income from discontinued operations, net of income tax	397	359	278	143
Net income (loss)	7,781	8,522	8,018	(211,097)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$0.16	$0.15	$(4.23)
Net income (loss)	$0.16	$0.17	$0.16	$(4.22)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$0.16	$0.15	$(4.23)
Net income (loss)	$0.16	$0.17	$0.16	$(4.22)

Weighted average shares outstanding:
Basic	49,880	49,924	49,960	49,976
Diluted	50,035	50,037	50,040	49,976

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other	Balance at End of Year

Year Ended March 31, 2010
Reserves for sales returns and allowance	$2,457	$20,042		$(16,278)	$--	$6,221
Reserves for trade promotions	2,440	20,362		(20,751)	--	2,051

Reserves for consumer coupon redemptions	297	1,281		(1,315)	--	263
Allowance for doubtful accounts	120	200		(47)	--	273
Allowance for inventory obsolescence	1,392	1,743		(1,125)	--	2,010

Year Ended March 31, 2009
Reserves for sales returns and allowance	$2,052	$14,086		$(13,681)	$--	$2,457
Reserves for trade promotions	1,867	18,277		(17,704)	--	2,440

Reserves for consumer coupon redemptions	215	1,480		(1,398)	--	297
Allowance for doubtful accounts	25	130		(35)	--	120
Allowance for inventory obsolescence	1,445	2,215		(2,268)	--	1,392

Year Ended March 31, 2008
Reserves for sales returns and allowance	$1,753	$18,785	(1)	$(18,486)	$--	$2,052
Reserves for trade promotions	2,161	3,074		(3,368)	--	1,867

Reserves for consumer coupon redemptions	401	1,926		(2,112)	--	215
Allowance for doubtful accounts	35	124		(134)	--	25
Allowance for inventory obsolescence	1,854	1,404		(1,813)	--	1,445

(1)
The Company increased its allowance for sales returns by $2.2 million as a result of the voluntary withdrawal from the marketplace of two medicated pediatric cough and cold products marketed under the  Little Remedies  brand.  This action was part of an industry-wide voluntary withdrawal of these items pending the final results of an FDA safety and efficacy review.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc. (filed as Exhibit 3.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc., as amended (filed as Exhibit 3.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 6, 2009).+
4.1	Form of stock certificate for common stock (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+
4.2	Indenture, dated as of March 24, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, and U.S. Bank National Association, as trustee.*
4.3	Form of 8¼% Senior Note due 2018 (contained in Exhibit 4.2 to this Annual Report on Form 10-K).*
4.4
Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+

4.5	Form of 9¼% Senior Subordinated Note due 2012 (contained in Exhibit 4.4 to this Annual Report on Form 10-K).+
4.6
Supplemental Indenture, dated as of October 6, 2004, among Vetco, Inc., Prestige Brands, Inc. and U.S. Bank, National Association (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

4.7
Second Supplemental Indenture, dated as of December 19, 2006, by and among Prestige Brands, Inc., U.S. Bank, National Association, Prestige Brands Holdings, Inc., Dental Concepts LLC and Prestige International Holdings, LLC (filed as Exhibit 4.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 9, 2007).+

4.8	Third Supplemental Indenture, dated as of February 22, 2008, by and among Prestige Brands, Inc., U.S. Bank, National Association and Prestige Services Corp.*
4.9	Fourth Supplemental Indenture, dated as of March 24, 2010, by and among Prestige Brands, Inc., the Guarantors party thereto and U.S. Bank, National Association.*
10.1
Credit Agreement, dated as of March 24, 2010, among Prestige Brands, Inc., Prestige Brands Holdings, Inc., the Lenders and Issuers parties thereto, Bank of America, N.A., as administrative agent for the Lenders and the Issuers and collateral agent for the Secured Parties, and Deutsche Bank Securities Inc., as syndication agent.*

10.2
Pledge and Security Agreement, dated as of March 24, 2010, by Prestige Brands, Inc. and each of the other entities listed on the signature pages thereof in favor of Bank of America, N.A., as administrative agent for the Lenders and the Issuers and collateral agent for the Secured Parties.*

10.3
Guaranty, dated as of March 24, 2010, by Prestige Brands Holdings, Inc., and each of the other entities listed on the signature pages thereof in favor of the Administrative Agent, and each other Agent, Lender, Issuer and each other holder of an Obligation.*

10.4
Purchase Agreement, dated as of March 10, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc.*

10.5
Registration Rights Agreement, dated as of March 24, 2010, by and among Prestige Brands, Inc., each of the other entities listed on the signature pages thereof, Banc of America Securities LLC and Deutsche Bank Securities Inc.*

10.6
Executive Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 6, 2009).+@

10.7
Amended and Restated Employment Agreement, dated as of January 1, 2009, by and between Prestige Brands Holdings, Inc. and Mark Pettie (amended and restated solely for IRC 409A compliance purposes which amendments were not material to the prior employment agreement) (filed as Exhibit 10.13 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+@

10.8
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Peter J. Anderson (filed as Exhibit 10.29.7 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.9
Executive Employment Agreement, dated as of January 17, 2006, between Prestige Brands Holdings, Inc. and Charles N. Jolly (filed as Exhibit 10.35 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2006).+@

10.10	Letter Agreement between Prestige Brands Holdings, Inc. and James E. Kelly (filed as Exhibit 10.17 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+@
10.11
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+@

10.12
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+@

10.13	Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and David Talbert.*@
10.14	Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and Lieven Nuyttens.*@
10.15	Executive Employment Agreement, dated as of March 31, 2010, between Prestige Brands Holdings, Inc. and Eric S. Klee.*@
10.16	Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors.*@
10.17	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+#
10.18	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2005).+#
10.19	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.28 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+#
10.20	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.24 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+#
10.21	Form of Director Indemnification Agreement (filed as Exhibit 10.25 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+@
10.22	Form of Officer Indemnification Agreement (filed as Exhibit 10.26 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+@
10.23
Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp. (filed as Exhibit 10.31 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+ †

10.24
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+ †

10.25
Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.33 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+ †

10.26
Amendment No. 1 dated April 30, 2003 to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+

10.27
Trademark License and Option to Purchase Agreement, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on September 12, 2005).+

10.28
Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+

10.29
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.30
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.31
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