Form 10-Q
period 2010-06-30
Prestige Brands Holdings, Inc.
filed 2010-08-06
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(914) 524-6810
(Registrant's telephone number, including area code)

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
Yes  ☐ No ☒

As of August 1, 2010, there were 50,042,413 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands, except share data)	2010	2009
Revenues
Net sales	$72,706	$70,395
Other revenues	719	617
Total revenues	73,425	71,012

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	34,546	33,181
Gross profit	38,879	37,831

Operating Expenses
Advertising and promotion	7,598	8,765
General and administrative	7,414	8,195
Depreciation and amortization	2,547	2,345
Total operating expenses	17,559	19,305

Operating income	21,320	18,526

Other expense
Interest expense, net	5,461	5,654
Loss on extinguishment of debt	300	—
Total other expense	5,761	5,654

Income from continuing operations before income taxes	15,559	12,872
Provision for income taxes	5,944	4,878
Income from continuing operations	9,615	7,994

Discontinued Operations
(Loss) income from discontinued operations, net of income tax	(10)	331

Net income	$9,605	$8,325

Basic earnings per share:
Income from continuing operations	$0.19	$0.16
Net income	$0.19	$0.17

Diluted earnings per share:
Income from continuing operations	$0.19	$0.16
Net income	$0.19	$0.17

Weighted average shares outstanding:
Basic	50,038	49,982
Diluted	50,105	50,095

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	June 30, 2010	March 31, 2010
Current assets
Cash and cash equivalents	$33,106	$41,097
Accounts receivable	28,543	30,621
Inventories	28,076	29,162
Deferred income tax assets	6,745	6,353
Prepaid expenses and other current assets	2,888	4,917
Total current assets	99,358	112,150

Property and equipment	1,243	1,396
Goodwill	111,489	111,489
Intangible assets	556,840	559,229
Other long-term assets	6,705	7,148

Total Assets	$775,635	$791,412

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,112	$12,771
Accrued interest payable	3,443	1,561
Other accrued liabilities	10,161	11,733
Current portion of long-term debt	1,500	29,587
Total current liabilities	27,216	55,652

Long-term debt
Principal amount	298,125	298,500
Less unamortized discount	(3,801)	(3,943)
Long-term debt, net of unamortized discount	294,324	294,557

Deferred income tax liabilities	114,574	112,144

Total Liabilities	436,114	462,353

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,173 shares at June 30, 2010 and 50,154 shares at March 31, 2010	502	502
Additional paid-in capital	384,884	384,027
Treasury stock, at cost - 124 shares at June 30, 2010 and March 31, 2010	(63)	(63)
Retained earnings (accumulated deficit)	(45,802)	(55,407)
Total Stockholders' Equity	339,521	329,059

Total Liabilities and Stockholders' Equity	$775,635	$791,412
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30
(In thousands)	2010	2009
Operating Activities
Net income	$9,605	$8,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,547	2,777
Deferred income taxes	2,038	2,430
Amortization of deferred financing costs	255	480
Stock-based compensation costs	857	671
Loss on extinguishment of debt	300	—
Amortization of debt discount	142	—
Loss on disposition of equipment	125	—
Changes in operating assets and liabilities
Accounts receivable	2,078	3,010
Inventories	1,086	528
Prepaid expenses and other current assets	2,029	(1,452)
Accounts payable	(659)	584
Income taxes payable	—	1,551
Accrued liabilities	310	(836)
Net cash provided by operating activities	20,713	18,068

Investing Activities
Purchases of equipment	(130)	(98)
Net cash used for investing activities	(130)	(98)

Financing Activities
Payment of deferred financing costs	(112)	—
Repayment of long-term debt	(28,462)	(17,000)
Net cash used for financing activities	(28,574)	(17,000)

(Decrease) increase in cash	(7,991)	970
Cash - beginning of period	41,097	35,181

Cash - end of period	$33,106	$36,151

Interest paid	$3,182	$8,085
Income taxes paid	$342	$1,100

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes more fully described in Note 9 to the consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three month period ended June 30, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011.  This financial information should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company's knowledge of current events and the Company's expectations, actual results could differ from those estimates.  As discussed below, the Company's most significant estimates include those made in connection with the valuation of goodwill and intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

Cash and Cash Equivalents
The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of the Company's cash is held by a large regional bank with headquarters in California.  The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business.  The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers' financial condition, (iii) monitors the payment history and aging of customers' receivables, and (iv) monitors open orders against an individual customer's outstanding receivable balance.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  The Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  The Company tests goodwill for impairment at the reporting unit “brand” level which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are composed primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from 3 to 30 years.

Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year; however, at each reporting period an evaluation is made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs
The Company has incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  The Company has determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company's historical experience.

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company's customers, such as slotting fees and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of a promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, the Company is required to estimate future product returns.  Accordingly, the Company records an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of the Company's product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.1 million and $4.5 million for the three month periods ended June 30, 2010 and 2009, respectively.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The Company remains subject to examination by tax authorities for the year ended March 31, 2007.

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

Recently Issued Accounting Standards
In April 2010, the FASB issued authoritative guidance to provide clarification regarding the classification requirements of a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that such an award should not be considered to contain a market, performance, or service condition and should not be classified as a liability if it otherwise qualifies as an equity classification. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this guidance to have any impact on its consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and accordingly, the Company has not presented that disclosure in this Quarterly Report.

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

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective beginning with the third quarter of the Company's 2010 fiscal year; however, the adoption of the new guidance did not have a material impact on the Company's financial position, results from operations or cash flows.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company's fiscal 2011 year-end and interim reporting periods thereafter.  This guidance has not had a material impact on the Company's consolidated financial statements.

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009; however, the adoption of the new guidance in the second quarter of the Company's 2010 fiscal year did not have a material impact on the Company's financial position, results from operations or cash flows.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended June 30
	2010	2009
Components of Income
Revenues	$(16)	$2,213
Income before income taxes	(16)	533

The total sales price for the assets was $9 million, subject to adjustments for inventory, as defined, with $8 million received upon closing, and the remaining $1 million to be paid on the first anniversary of the closing.

3.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2010	March 31, 2010

Trade accounts receivable	$33,368	$35,527
Other receivables	1,802	1,588
	35,170	37,115
Less allowances for discounts, returns and uncollectible accounts	(6,627)	(6,494)

	$28,543	$30,621

4.  Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	March 31, 2010

Packaging and raw materials	$1,892	$2,037
Finished goods	26,184	27,125

	$28,076	$29,162

Inventories are shown net of allowances for obsolete and slow moving inventory of $2.2 million and $2.0 million at June 30, 2010 and March 31, 2010, respectively.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2010	March 31, 2010

Machinery	$1,173	$1,620
Computer equipment	1,679	1,570
Furniture and fixtures	239	239
Leasehold improvements	418	418
	3,509	3,847

Less accumulated depreciation	(2,266)	(2,451)

	$1,243	$1,396

The Company recorded depreciation expense of $158,000 and $152,000 for the three months ended June 30, 2010 and 2009, respectively.

6. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Balance — March 31, 2010
Goodwill	$235,789	$72,549	$4,643	$312,981
Accumulated purchase price adjustments	(6,162)	—	—	(6,162)
Accumulated impairment losses	(125,527)	(65,160)	(4,643)	(195,330)
	104,100	7,389	—	111,489

Net adjustments	—	—	—	—

Balance — June 30, 2010
Goodwill	235,789	72,549	4,643	312,981
Accumulated purchase price adjustments	(6,162)	—	—	(6,162)
Accumulated impairment losses	(125,527)	(65,160)	(4,643)	(195,330)
	$104,100	$7,389	$—	$111,489

At March 31, 2010, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $2.8 million to adjust the carrying amounts of goodwill related to one reporting unit within the Personal Care segment to its fair value, as determined by use of a discounted cash flow methodology. The impairment was a result of distribution losses and increased competition from private label store brands.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently. However, we did consider the Company’s market capitalization at March 31, 2010, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

7. Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2010	$454,571	$151,264	$158	$605,993

Reclassifications	—	—	—	—

Balance — June 30, 2010	$454,571	$151,264	$158	$605,993

Accumulated Amortization
Balance — March 31, 2010	$—	$46,606	$158	$46,764

Additions	—	2,389	—	2,389

Balance — June 30, 2010	$—	$48,995	$158	$49,153

Intangibles, net — June 30, 2010	$454,571	$102,269	$—	$556,840

In a manner similar to goodwill, the Company completed a test for impairment of its intangible assets during the fourth quarter of 2010.  Accordingly, the Company recorded no impairment charge as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of June 30, 2010 continues to support an indefinite useful life for these assets.

At June 30, 2010, intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending June 30
2011	$9,558
2012	9,024
2013	8,389
2014	7,302
2015	6,147
Thereafter	61,849

$102,269

8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2010	March 31, 2010

Accrued marketing costs	$5,814	$3,823
Accrued payroll	2,311	5,233
Accrued commissions	263	285
Accrued income taxes	96	372
Accrued professional fees	1,112	1,089
Accrued severance	563	929
Other	2	2

	$10,161	$11,733

During the second quarter of fiscal 2010, the Company completed a staff reduction program to eliminate approximately 10% of its workforce.  The accrued severance balance as of June 30, 2010 is related to this reduction in workforce and consists primarily of the remaining payments of salaries, bonuses and other benefits for separated employees.

9. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	March 31, 2010
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company’s option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%. At June 30, 2010, the average interest rate on the 2010 Senior Term Loan was 4.75%. Principal payments of $375,000 plus accrued interest are payable quarterly, with the remaining principal due on the 2010 Senior Term Loan maturity date. The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company’s assets.	$149,625	$150,000

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
	150,000	150,000

Senior subordinated notes (“Senior Subordinated Notes”) that bore interest of 9.25% which was payable on April 15th and October 15th of each year. The balance outstanding on the Senior Subordinated Notes as of March 31, 2010 was repaid in full, on April 15, 2010. The Senior Subordinated Notes were unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.	—	28,087

	299,625	328,087
Current portion of long-term debt	(1,500)	(29,587)

	$298,125	$298,500
Less: unamortized discount on the 2010 Senior Term Loan and the 2010 Senior Notes	(3,801)	(3,943)
Long-term debt, net of unamortized discount	294,324	294,557

On March 24, 2010, Prestige Brands, Inc. issued the 2010 Senior Notes for $150.0 million, with an interest rate of 8.25% and a maturity date of April 1, 2018; and entered into a senior secured term loan facility for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016; and entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility”) in an aggregate principal amount of up to $30.0 million. The Company’s 2010 Revolving Credit Facility was available for maximum borrowings of $30.0 million at June 30, 2010.

The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to bondholders of $2.2 million and net proceeds to the Company of $147.8 million, yielding a 8.5% effective interest rate.

In connection with entering into the 2010 Senior Term Loan, the 2010 Revolving Credit Facility and the 2010 Senior Notes, the Company incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed. The deferred financing costs are being amortized over the terms of the related loan and notes.

In March and April 2010, the Company retired its Tranche B Term Loan facility with an original maturity date of April 6, 2011 and Senior Subordinated Notes that bore interest at 9.25% with a maturity date of April 15, 2012. The Company recognized a $0.3 million loss on the extinguishment of debt for the three months ended June 30, 2010.

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

The 2010 Senior Term Loan contains various financial covenants, including provisions that require the Company to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The 2010 Senior Term Loan and the 2010 Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the 2010 Senior Term Loan and the 2010 Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the 2010 Senior Term Loan, the 2010 Senior Notes and the Senior Subordinated Notes. At June 30, 2010, the Company was in compliance with the applicable financial covenants under its long-term indebtedness.

Future principal payments required in accordance with the terms of the 2010 Senior Term Loan and the 2010 Senior Notes are as follows (in thousands):

Year Ending June 30
2011	$1,500
2012	1,500
2013	1,500
2014	1,500
2015	1,500
Thereafter	292,125

$299,625

10. Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations. At June 30, 2010, the Company had no open financial derivative financial obligations. While the Company has not historically entered into derivative financial instruments for trading purposes, all of the Company’s derivatives were over-the-counter instruments with liquid markets. The notional, or contractual, amount of the Company’s derivative financial instruments was used to measure the amount of interest to be paid or received and did not represent an actual liability. The Company accounted for the interest rate cap and swap agreements as cash flow hedges.

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

Based upon the above, the following fair value hierarchy was created:

Level 1 — Quoted market prices for identical instruments in active markets,

Level 2 — Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active, and

Level 3 — Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

A summary of the fair value of the Company's derivative instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

For the Three Months Ended June 30, 2010
	June 30, 2010			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	n/a	$—	$—	n/a	$—	$—

				For the Three Months Ended June 30, 2009
	June 30, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$125,000	$(2,016)	Interest Expense	$(531)	$136

The Company recorded interest expense of $531,000 during the three month period ended June 30, 2009 in connection with the respective interest rate swap agreement.

The determination of fair value is based on closing prices for similar instruments traded in liquid over-the-counter markets. The changes in the fair value of this interest rate swap were recorded in Accumulated Other Comprehensive Income in the balance sheet due to its designation as a cash flow hedge. As the interest swap agreement terminated on March 26, 2010, the ending balance in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of March 31, 2010 is $0.

At June 30, 2010 and March 31, 2010, the Company did not participate in an interest rate swap agreement.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At June 30, 2010 and March 31, 2010, the carrying value of the 2010 Senior Term Loan was $149.6 million and $150.0 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at the Company's option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of the Company's 2010 Senior Term Loan was approximately $148.5 million and $150.8 million at June 30, 2010 and

March 31, 2010, respectively.

At June 30, 2010 and March 31, 2010, the carrying value of the Company's 2010 Senior Notes was $150.0 million.  The market value of these notes was approximately $148.9 million and $152.3 million at June 30, 2010 and March 31, 2010, respectively.  The market values have been determined from market transactions in the Company's debt securities. Also at March 31, 2010, the Company maintained a residual balance of $28.1 million relating to the Senior Subordinated Notes, all of which was redeemed on April 15, 2010 at par value.

11. Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2010.

There were no share repurchases during the year ended March 31, 2010 or the three month period ended June 30, 2010.

12.    Comprehensive Income

The following table describes the components of comprehensive income for the three month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30
	2010	2009
Components of Comprehensive Income
Net income	$9,605	$8,325

Unrealized gain on interest rate caps, net of income tax of $52 (2009)	—	84

Comprehensive Income	$9,605	$8,409

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30
	2010	2009
Numerator
Income from continuing operations	$9,615	$7,994
(Loss) income from discontinued operations	(10)	331
Net income	$9,605	$8,325

Denominator
Denominator for basic earnings per share — weighted average shares	50,038	49,982

Dilutive effect of unvested restricted common stock (including restricted stock units), options and stock appreciation rights issued to employees and directors	67	113

Denominator for diluted earnings per share	50,105	50,095

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.19	$0.16
Basic earnings per share from discontinued operations	—	0.01
Basic net earnings per share	$0.19	$0.17

Diluted earnings per share from continuing operations	$0.19	$0.16
Diluted earnings per share from discontinued operations	—	0.01
Diluted net earnings per share	$0.19	$0.17

At June 30, 2010, 287,246 shares of restricted stock granted to employees and directors, including restricted stock units, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 75,557 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of June 30, 2010.  Lastly, at June 30, 2010, there were options to purchase 1,768,896 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

At June 30, 2009, 183,000 shares of restricted stock granted to employees and directors, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 160,000 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of June 30, 2009.  Lastly, at June 30, 2009, there were options to purchase 663,000 shares of common stock outstanding that were not included in the computation of diluted earnings because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive.

14. Share-Based Compensation

In connection with the Company's initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“Plan”) which provides for the grant, to a maximum of 5.0 million shares, of restricted stock, stock options, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.

During the three month period ended June 30, 2010, net compensation costs charged against income and the related income tax benefit recognized were $857,000 and $327,000, respectively.  During the three month period ended June 30, 2009, net compensation costs charged against income and the related income tax benefit recognized were $671,000 and $254,000, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment by the Company of revenue and earnings before income taxes, depreciation and amortization growth targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the plan or document pursuant to which the awards were made.  The fair value of nonvested restricted shares is determined as the closing price of the Company's common stock on the day preceding the grant date.  The weighted-average fair value of restricted shares granted during the three month period ended June 30, 2010 was $9.03. There were no restricted shares granted during the three month period ended June 30, 2009.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at March 31, 2010	287.1	$8.86
Granted	103.2	9.03
Vested	(19.3)	12.86
Forfeited	(8.2)	10.91
Nonvested at June 30, 2010	362.8	8.65

Nonvested at March 31, 2009	342.4	11.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2009	342.4	11.31

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company's common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the three month period ended June 30, 2010 was $4.81. There were no options granted during the three month period ended June 30, 2009.

	Three month period ended June 30
	2010	2009
Expected volatility	52.7%	—%
Expected dividends	$—	$—
Expected term in years	6.5	—
Risk-free rate	3.4%	—%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2009	662.6	$11.65	8.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2009	662.6	11.65	8.5	—

Outstanding at March 31, 2010	1,584.2	8.50	8.9	2,070
Granted	358.0	9.03	9.8	—
Exercised	—	—	—	—
Forfeited or expired	(12.4)	11.70	7.5	—
Outstanding at June 30, 2010	1,929.8	8.58	8.9	—

Exercisable at June 30, 2010	392.7	11.91	7.4	—

Since the exercise price of the options exceeded the Company's closing stock price of $7.08 at June 30, 2010 and $6.15 at June 30, 2009, the aggregate intrinsic value of outstanding options was $0 at June 30, 2010 and June 30, 2009.

Stock Appreciation Rights (“SARs”)
In July 2006, the Board of Directors granted SARs to a group of selected executives; however, no SARs have been granted since that date.  The terms of the SARs provided that on the vesting date, the executive would receive for each SAR awarded to an executive the excess of the market price of the Company's common stock on the vesting date over the market price of the Company's common stock on the date the award was granted.  The Board of Directors, in its sole discretion, may settle the Company's obligation to the executive in shares of the Company's common stock, cash, other securities of the Company or any combination thereof.

The Plan provides that the issuance price of a SAR shall be no less than the market price of the Company's common stock on the date the SAR is granted.  SARs may be granted with a term of no greater than 10 years from the date of grant and will vest in accordance with a schedule determined at the time the SAR is granted, generally 3 to 5 years.  The weighted-average grant date fair value of the SARs granted was $3.68.  The fair value of each SAR award was estimated on the date of grant using the Black-Scholes Model.  The SARs expired on March 31, 2009; and no compensation was paid because the grant-date market price of the Company's common stock exceeded the market value of the Company's common stock on the measurement date.

At June 30, 2010, there were $5.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management's estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over a weighted average period of 3 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the three months ended June 30, 2010 and 2009 was $248,000 and $0, respectively.  There were no options exercised during either of the three month periods ended June 30, 2010 and 2009; hence, there were no tax benefits realized during these periods.  At June 30, 2010, there were 2.5 million shares available for issuance under the Plan.

15. Income Taxes

Income taxes are recorded in the Company's quarterly financial statements based on the Company's estimated annual effective income tax rate subject to adjustments for discrete events should they occur.  The effective tax rates used in the calculation of income taxes were 38.2% and 37.9%, respectively, for the three month periods ended June 30, 2010 and 2009.

At June 30, 2010, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $1.9 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

Uncertain tax liability activity is as follows:

	2010	2009
(In thousands)
Balance — March 31	$315	$225
Adjustments based on tax positions related to the current year	—	—
Balance — June 30	$315	$225

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year. For the three months ended June 30, 2010 and 2009, the Company did not incur or recognize any interest or penalties related to income taxes.

16. Commitments and Contingencies

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech Products Inc. ("Medtech"), a wholly-owned subsidiary of the Company, was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division (the "California Court").  In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech's two Dermoplast® products.  Medtech filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the U.S. District Court for the Southern District of New York (the "New York Court").

On July 19, 2010, the California Court issued an Order in which it severed the action as to each and every separate defendant (including Medtech). In addition, in the Order the California Court transferred the action against Medtech to the New York Court. The transfer of the action to the New York Court is pending. Medtech intends to vigorously defend against the action.

In addition to the matters described above, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking insurance into account, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company's operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending June 30
2011	$710	$82	$792
2012	647	64	711
2013	582	40	622
2014	498	7	505
Thereafter	—	—	—

	$2,437	$193	$2,630

Rent expense for the three month periods ended June 30, 2010 and 2009 was $205,000 and $190,000, respectively.

Purchase Commitments
The Company has entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of its household cleaning products.  Although the Company is committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than 10 percent of the estimated purchases that are expected to be made during the course of the agreement.

(In thousands)

Year Ending June 30
2011	$10,695
2012	4,348
2013	1,159
2014	1,128
2015	1,097
Thereafter	4,401

$22,828

17. Concentrations of Risk

The Company's sales are concentrated in the areas of over-the-counter healthcare, household cleaning and personal care products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three month period ended June 30, 2010, approximately 66.3% of the Company's total sales were derived from its four major brands, while during the three month period ended June 30, 2009 approximately 63.0% of the Company's total sales were derived from its four major brands.  During the three month period ended June 30, 2010, approximately 23.3% of the Company's sales were made to one customer, while during the three month period ended June 30, 2009, 25.8% of sales were to this customer.  At June 30, 2010, approximately 20.8% of accounts receivable were owed by the same customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage the Company's inventories and could materially impair the Company's ability to distribute its products to customers in a timely manner or at a reasonable cost.  The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center.  As a result, any such disruption could have a material adverse effect on the Company's sales and profitability.

At June 30, 2010 we had relationships with over 34 third party manufacturers.  Of those, we had long-term contracts with 17 manufacturers that produced items that accounted for approximately 64.2% of gross sales for the three months ended June 30, 2010. At June 30, 2009 we had relationships with over 40 third party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 64.1% of gross sales for the three months ended June 30, 2009.   The fact that we do not have long term contracts with certain manufacturers means they could cease producing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

18. Business Segments

Segment information has been prepared in accordance with the Segment Topic of the FASB ASC. The Company's operating and reportable segments consist of (i) Over-the-Counter Healthcare, (ii) Household Cleaning and (iii) Personal Care.

There were no inter-segment sales or transfers during any of the periods presented.  The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.

The tables below summarize information about the Company's operating and reportable segments.

	For the Three Months Ended June 30, 2010
	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In thousands)
Net sales	$44,323	$25,814	$2,569	$72,706
Other revenues	14	701	4	719

Total revenues	44,337	26,515	2,573	73,425
Cost of sales	15,582	17,412	1,552	34,546

Gross profit	28,755	9,103	1,021	38,879
Advertising and promotion	5,154	2,324	120	7,598

Contribution margin	$23,601	$6,779	$901	31,281
Other operating expenses				9,961

Operating income				21,320
Other expense				5,761
Provision for income taxes				5,944
Income from continuing operations				9,615
Loss from discontinued operations, net of income tax				(10)

Net income				$9,605

	For the Three Months Ended June 30, 2009
	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated
(In thousands)
Net sales	$40,272	$26,841	$3,282	$70,395
Other revenues	11	606	—	617

Total revenues	40,283	27,447	3,282	71,012
Cost of sales	13,528	17,801	1,852	33,181

Gross profit	26,755	9,646	1,430	37,831
Advertising and promotion	6,740	1,919	106	8,765

Contribution margin	$20,015	$7,727	$1,324	29,066
Other operating expenses				10,540

Operating income				18,526
Other expense				5,654
Provision for income taxes				4,878
Income from continuing operations				7,994
Income from discontinued operations, net of income tax				331

Net income				$8,325

During the three month period ended June 30, 2010, approximately 96.1% of the Company's sales were made to customers in the United States and Canada while during the three month period ended June 30, 2009, approximately 97.0% of sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At June 30, 2010, substantially all of the Company's long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$104,100	$7,389	$—	$111,489

Intangible assets
Indefinite-lived	334,750	119,821	—	454,571
Finite-lived	64,281	32,707	5,281	102,269
	399,031	152,528	5,281	556,840

	$503,131	$159,917	$5,281	$668,329

19. Condensed Consolidating Financial Statements

As described in Note 9, the Company, together with certain of its wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in that certain Indenture dated March 24, 2010, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes. The wholly-owned subsidiaries of the Company which have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company and The Spic and Span Company (collectively, the "Subsidiary Guarantors"). A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from the Company's subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from the Company's subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, the Company has indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental condensed consolidating balance sheets as of June 30, 2010 and March 31, 2010 and condensed consolidating statements of operations and cash flows for the three month periods ended June 30, 2010 and 2009. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries,
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the consolidated financial statements presented and other notes related thereto.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$46,154	$25,814	$738	$—	$72,706
Other Revenue	—	18	701	478	(478)	719
Total Revenue	—	46,172	26,515	1,216	(478)	73,425

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	17,320	17,412	292	(478)	34,546
Gross Profit	—	28,852	9,103	924	—	38,879

Advertising and promotion	—	5,092	2,324	182	—	7,598
General and administrative	(126)	4,529	2,588	423	—	7,414
Depreciation and amortization	110	1,957	463	17	—	2,547
Total operating expenses	(16)	11,578	5,375	622	—	17,559

Operating income (loss)	16	17,274	3,728	302	—	21,320

Other (income) expense
Interest income	(12,975)	(2,304)	—	(23)	15,302	—
Interest expense	—	17,234	3,529	—	(15,302)	5,461
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	(1,595)	—	—	—	1,595	—
Total other (income) expense	(14,570)	15,230	3,529	(23)	1,595	5,761

Income (loss) from continuing operations before income taxes	14,586	2,044	199	325	(1,595)	15,559

Provision for income taxes	4,981	719	76	168	—	5,944
Income (loss) from continuing operations	9,605	1,325	123	157	(1,595)	9,615

Discontinued operations
(Loss) from discontinued operations, net of income tax	—	(6)	(4)	—	—	(10)
Net income (loss)	$9,605	$1,319	$119	$157	$(1,595)	$9,605

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$43,087	$26,841	$467	$—	$70,395
Other Revenue	—	11	606	307	(307)	617
Total Revenue	—	43,098	27,447	774	(307)	71,012

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	15,512	17,801	175	(307)	33,181
Gross Profit	—	27,586	9,646	599	—	37,831

Advertising and promotion	—	6,696	1,919	150	—	8,765
General and administrative	(161)	5,276	3,287	(207)	—	8,195
Depreciation and amortization	88	1,769	472	16	—	2,345
Total operating expenses	(73)	13,741	5,678	(41)	—	19,305

Operating income	73	13,845	3,968	640	—	18,526

Other (income) expense
Interest income	(13,064)	(2,315)	—	(27)	15,406	—
Interest expense	—	17,507	3,553	—	(15,406)	5,654
Loss on extinguishment of debt	—	—	—	—	—	—
Equity in income of subsidiaries	(230)	—	—	—	230	—
Total other (income) expense	(13,294)	15,192	3,553	(27)	230	5,654

Income (loss) from continuing operations before income taxes	13,367	(1,347)	415	667	(230)	12,872

Provision (benefit) for income taxes	5,042	(412)	157	91	—	4,878
Income (loss) from continuing operations	8,325	(935)	258	576	(230)	7,994

Discontinued operations
Income from discontinued operations, net of income tax	—	218	113	—	—	331
Net (loss) income	$8,325	$(717)	$371	$576	$(230)	$8,325

Condensed Consolidating Balance Sheet
June 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$32,552	$—	$—	$554	$—	$33,106
Accounts receivable	1,072	17,146	9,728	597	—	28,543
Inventories	—	19,337	8,199	540	—	28,076
Deferred income tax assets	2,499	3,819	426	1	—	6,745
Prepaid expenses and other current assets	1,729	1,037	122	—	—	2,888
Total current assets	37,852	41,339	18,475	1,692	—	99,358

Property and equipment	837	136	250	20	—	1,243
Goodwill	—	104,099	7,390	—	—	111,489
Intangible assets	—	403,831	152,528	481	—	556,840
Other long-term assets	—	6,705	—	—	—	6,705
Intercompany receivable	715,607	724,642	93,301	4,141	(1,537,691)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,210,415	$1,280,752	$271,944	$6,334	$(1,993,810)	$775,635

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,019	$5,107	$5,652	$334	$—	$12,112
Accrued interest payable	—	3,443	—	—	—	3,443
Other accrued liabilities	(3,358)	17,465	(4,091)	145	—	10,161
Current portion of long-term debt	—	1,500	—	—	—	1,500
Total current liabilities	(2,339)	27,515	1,561	479	—	27,216

Long-term debt
Principal amount	—	298,125	—	—	—	298,125
Less unamortized discount	—	(3,801)	—	—	—	(3,801)
Long-term debt, net of unamortized discount	—	294,324	—	—	—	294,324

Deferred income tax liabilities	(4)	93,314	21,177	87	—	114,574

Intercompany payable	702,397	658,985	175,565	744	(1,537,691)	—
Intercompany equity in subsidiaries	170,840	—	—	—	(170,840)	—

Total Liabilities	870,894	1,074,138	198,303	1,310	(1,708,531)	436,114

Stockholders’ Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	384,884	337,458	118,637	24	(456,119)	384,884
Treasury stock	(63)	—	—	—	—	(63)
Retained earnings (accumulated deficit)	(45,802)	(136,571)	(44,996)	10,727	170,840	(45,802)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders’ Equity	339,521	206,614	73,641	5,024	(285,279)	339,521

Total Liabilities and Stockholders’ Equity	$1,210,415	$1,280,752	$271,944	$6,334	$(1,993,810)	$775,635

Condensed Consolidating Balance Sheet
March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$40,644	$—	$—	$453	$—	$41,097
Accounts receivable	1,054	18,865	10,025	677	—	30,621
Inventories	—	21,284	7,257	621	—	29,162
Deferred income tax assets	2,315	3,639	398	1	—	6,353
Prepaid expenses and other current assets	4,442	226	248	1	—	4,917
Total current assets	48,455	44,014	17,928	1,753	—	112,150

Property and equipment	841	236	297	22	—	1,396
Goodwill	—	104,099	7,390	—	—	111,489
Intangible assets	—	405,770	152,964	495	—	559,229
Other long-term assets	—	7,148	—	—	—	7,148
Intercompany receivable	712,224	729,069	90,251	3,989	(1,535,533)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,526	$5,837	$4,060	$348	$—	$12,771
Accrued interest payable	—	1,561	—	—	—	1,561
Other accrued liabilities	10,234	4,960	(3,476)	15	—	11,733
Current portion of long-term debt	—	29,587	—	—	—	29,587
Total current liabilities	12,760	41,945	584	363	—	55,652

Long-term debt
Principal amount	—	298,500	—	—	—	298,500
Less unamortized discount	—	(3,943)	—	—	—	(3,943)
Long-term debt, net of unamortized discount	—	294,557	—	—	—	294,557

Deferred income tax liabilities	(4)	91,828	20,224	96	—	112,144

Intercompany payable	703,389	656,711	174,500	933	(1,535,533)	—
Intercompany equity in subsidiaries	172,435	—	—	—	(172,435)	—

Total Liabilities	888,580	1,085,041	195,308	1,392	(1,707,968)	462,353

Stockholders’ Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	384,027	337,458	118,637	24	(456,119)	384,027
Treasury stock	(63)	—	—	—	—	(63)
Retained earnings (accumulated deficit)	(55,407)	(137,890)	(45,115)	10,570	172,435	(55,407)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders’ Equity	329,059	205,295	73,522	4,867	(283,684)	329,059

Total Liabilities and Stockholders’ Equity	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$9,605	$1,319	$119	$157	$(1,595)	$9,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110	1,957	463	17	—	2,547
Deferred income taxes	(183)	1,306	924	(9)	—	2,038
Amortization of deferred financing costs	—	255	—	—	—	255
Stock-based compensation costs	857	—	—	—	—	857
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	142	—	—	—	142
Loss on disposal of equipment	—	105	20	—	—	125
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	(18)	1,719	297	80	—	2,078
Inventories	—	1,947	(941)	80	—	1,086
Prepaid expenses and other current assets	2,713	(811)	126	1	—	2,029
Accounts payable	(1,506)	(731)	1,592	(14)	—	(659)
Accrued liabilities	(13,592)	14,387	(615)	130	—	310
Net cash (used for) provided by operating activities	(2,014)	21,895	1,985	442	(1,595)	20,713

Investing Activities
Purchases of equipment	(108)	(22)	—	—	—	(130)
Net cash (used for) provided by investing activities	(108)	(22)	—	—	—	(130)

Financing Activities
Payment of deferred financing costs	—	(112)	—	—	—	(112)
Repayment of long-term debt	—	(28,462)	—	—	—	(28,462)
Intercompany activity, net	(5,970)	6,701	(1,985)	(341)	1,595	—
Net cash (used for) provided by financing activities	(5,970)	(21,873)	(1,985)	(341)	1,595	(28,574)

Increase (decrease) in cash	(8,092)	—	—	101	—	(7,991)
Cash - beginning of year	40,644	—	—	453	—	41,097

Cash - end of year	$32,552	$—	$—	$554	$—	$33,106

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$8,325	$(717)	$371	$576	$(230)	$8,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88	1,904	771	14	—	2,777
Deferred income taxes	(262)	1,804	883	5	—	2,430
Amortization of deferred financing costs	—	480	—	—	—	480
Stock-based compensation costs	671	—	—	—	—	671
Loss on extinguishment of debt	—	—	—	—	—	—
Amortization of debt discount	—	—	—	—	—	—
Loss on disposal of equipment	—	—	—	—	—	—
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	3	1,846	1,105	56	—	3,010
Inventories	—	714	(52)	(134)	—	528
Prepaid expenses and other current assets	(1,330)	(122)	—	—	—	(1,452)
Accounts payable	(522)	506	533	67	—	584
Accrued liabilities	3,414	(2,587)	(204)	92	—	715
Net cash provided by (used for) operating activities	10,387	3,828	3,407	676	(230)	18,068

Investing Activities
Purchases of equipment	(98)	—	—	—	—	(98)
Net cash (used for) investing activities	(98)	—	—	—	—	(98)

Financing Activities
Payment of deferred financing costs	—	—	—	—	—	—
Repayment of long-term debt	—	(17,000)	—	—	—	(17,000)
Intercompany activity, net	(9,552)	13,172	(3,407)	(443)	230	—
Net cash (used for) provided by financing activities	(9,552)	(3,828)	(3,407)	(443)	230	(17,000)

Increase in cash	737	—	—	233	—	970
Cash - beginning of year	34,458	—	—	723	—	35,181

Cash - end of year	$35,195	$—	$—	$956	$—	$36,151

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as well as those described in future reports filed with the SEC.

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 46 of this Quarterly Report on Form 10-Q.

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

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended June 30
	2010	2009
Components of Income
Revenues	$(16)	$2,213
Income before income taxes	(16)	533

The total sales price for the assets was $9 million, subject to adjustments for inventory, with $8 million received upon closing, and the remaining $1 million to be paid on the first anniversary of the closing.

Three Month Period Ended June 30, 2010 compared to the
Three Month Period Ended June 30, 2009

Revenues (in thousands)

	2010		2009		Increase
	Revenues	%	Revenues	%	(Decrease)%

OTC Healthcare	$44,337	60.4	$40,283	56.7	$4,054	10.1
Household Cleaning	26,515	36.1	27,447	38.7	(932)	(3.4)
Personal Care	2,573	3.5	3,282	4.6	(709)	(21.6)

	$73,425	100.0	$71,012	100.0	$2,413	3.4

Revenues for the three month period ended June 30, 2010 were $73.4 million, an increase of $2.4 million, or 3.4%, versus the three month period ended June 30, 2009. Revenues for the Over-the-Counter segment increased, while revenues for the Household Cleaning and Personal Care segments decreased, versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 3.9% of total revenues, increased by $786,000, or 37.4%, during 2010 compared to 2009, primarily due to stronger shipments of eye care products to our Australian and Venezuelan distributors, as well as increased sales of eye care and sore throat relief products by our United Kingdom subsidiary.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $4.1 million, or 10.1%, during 2010 versus 2009.  Revenue increases for Clear Eyes, Compound W and Murine Tears were partially offset by revenue decreases for Allergen Block, Dermoplast and Murine Ear. Clear Eyes revenues increased primarily as the result of an increase in consumer consumption. Compound W revenues increased as the result of an increase in consumer consumption for both cryogenic and non-cryogenic products, and the introduction of Compound W Skin Tag Remover in Canada. Murine Tears revenues increased due to higher shipments to the dollar store class of trade. Allergen Block revenues decreased as a result of a decrease in consumer consumption.  Dermoplast revenues decreased as the result of customers buying in advance of a March 2010 price increase on our institutional item. Murine Ear revenues decreased primarily as the result of slowing consumer consumption and increased returns reserves for Earigate.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $932,000, or 3.4%, during 2010 versus 2009.  Revenue decreases for Comet and Chore Boy were partially offset by a revenue increase for Spic and Span. Comet's revenues decreased primarily due to lower consumer demand for bathroom spray.  Chore Boy revenues decreased as a result of weaker consumer consumption of metal scrubbers.  Spic and Span's revenues increased primarily due to increased customer shipments of antibacterial sprays.

Personal Care Segment
Revenues for the Personal Care segment decreased $709,000, or 21.6%, during 2010 versus 2009.  The revenue decrease was driven by Cutex, which experienced distribution losses due to increased pressure from private label brands.

Gross Profit (in thousands)

	2010		2009		Increase
	Gross Profit	%	Gross Profit	%	(Decrease)%

OTC Healthcare	$28,755	64.9	$26,755	66.4	$2,000	7.5
Household Cleaning	9,103	34.3	9,646	35.1	(543)	(5.6)
Personal Care	1,021	39.7	1,430	43.6	(409)	(28.6)

	$38,879	53.0	$37,831	53.3	$1,048	2.8

Gross profit for 2010 increased $1.0 million, or 2.8%, when compared with 2009.  As a percent of total revenues, gross profit decreased from 53.3% in 2009 to 53.0% in 2010. The decrease in gross profit as a percent of revenues was primarily due to increased product and distribution costs across all three segments.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $2.0 million, or 7.5%, during 2010 versus 2009.  As a percent of Over-the-Counter Healthcare revenues, gross profit decreased from 66.4% during 2009 to 64.9% during 2010.  The decrease in gross profit percentage was primarily the result of higher product and distribution costs, higher obsolesence costs and unfavorable sales mix. The increase in product and distribution costs resulted from the change in manufacturers for certain Clear Eyes products. The increase in obsolescence costs was for slow moving Chloraseptic and Little Remedies inventories. The unfavorable sales mix was due to lower sales of Allergen Block, which has a lower product cost than the segment average.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $543,000, or 5.6%, during 2010 versus 2009.  As a percent of Household Cleaning revenue, gross profit decreased from 35.1% during 2009 to 34.3% during 2010. The decrease in gross profit percentage was primarily the result of higher product costs for Chore Boy and Spic and Span, and higher distribution costs for Comet and Chore Boy, partially offset by lower product costs for Comet.

Personal Care Segment
Gross profit for the Personal Care segment decreased $409,000, or 28.6%, during 2010 versus 2009.  As a percent of Personal Care revenues, gross profit decreased from 43.6% during 2009 to 39.7% during 2010.  The decrease in gross profit percentage was due to higher product and distribution costs for Cutex.

Contribution Margin (in thousands)

	2010		2009
	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$23,601	53.2	$20,015	49.7	$3,586	17.9
Household Cleaning	6,779	25.6	7,727	28.2	(948)	(12.3)
Personal Care	901	35.0	1,324	40.3	(423)	(31.9)

	$31,281	42.6	$29,066	40.9	$2,215	7.6

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $2.2 million, or 7.6%, during 2010 versus 2009.  The contribution margin increase was the result of the increase in gross profit as previously discussed and a $1.2 million, or 13.3%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support in the Over-the-Counter Healthcare segment, partially offset by an increase in consumer promotions in the Household Cleaning segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $3.6 million, or 17.9%, during 2010 versus 2009. The contribution margin increase was the result of the increase in gross profit as previously discussed and a $1.6 million, or 23.5%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a significant decrease in media support for the Allergen Block products, partially offset by increased media support for Clear Eyes, The Doctor's and Little Remedies products.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $948,000, or 12.3%, during 2010 versus 2009.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase in consumer promotion for Comet bathroom spray.

Personal Care Segment
Contribution margin for the Personal Care segment decreased $423,000, or 31.9%, during 2010 versus 2009. The contribution margin decrease was primarily the result of the decrease in gross profit as previously discussed.

General and Administrative
General and administrative expenses were $7.4 million for 2010 versus $8.2 million for 2009. The decrease in expense was primarily due to decreases in salary and legal expenses.

Depreciation and Amortization
Depreciation and amortization expense was $2.5 million for 2010 versus $2.3 million for 2009.   The increase in expense was primarily due to the revaluation of the useful life on some of our trademarks that resulted in a shorter useful life which resulted in a shorter amortization period. The increase in amortization expense was partially offset by a reduction from a non-compete agreement that became fully amortized at October 31, 2009.

Interest Expense
Net interest expense was $5.5 million during 2010 versus $5.7 million during 2009. The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of variable interest rates on our senior debt offset by an increase in debt issue costs included in interest expense in 2010 compared to 2009. The average cost of funds increased from 6.1% for 2009 to 7.0% for 2010 while the average indebtedness decreased from $370.3 million during 2009 to $313.8 million during 2010.

Income Taxes
The provision for income taxes during 2010 was $5.9 million versus $4.9 million during 2009.  The effective tax rate during 2010 was 38.2% versus 37.9% during 2009.  The increase in the effective rate was a result of the divestiture of the shampoo business which increased the overall effective state tax rate on continuing operations.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.  During the year ended March 31, 2010, we issued $150.0 million of 8.25% senior notes due in 2018 and entered into a senior secured term loan facility of $150.0 million maturing in 2016. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes and to repay all amounts under our former credit facility and terminate the associated credit agreement.

Operating Activities
Net cash provided by operating activities was $20.7 million for the three month period ended June 30, 2010 compared to $18.1 million for the comparable period in 2009.  The $2.6 million increase in net cash provided by operating activities was the result of a decrease in the balances of components of working capital.

Consistent with the three months ended June 30, 2009, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, as well as stock-based compensation costs.

Investing Activities
Net cash used for investing activities was $0.1 million for the three month periods ended June 30, 2010 and 2009.  Net cash used for investing activities for both the June 30, 2010 and 2009 periods was primarily for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $28.6 million for the three month period ended June 30, 2010 compared to $17.0 million for the comparable period in 2009.  During the three month period ended June 30, 2010, we redeemed the remaining $28.1 million of Senior Subordinated Notes that bore interest at 9.25%, and paid the required principal amount on the 2010 Senior Term Loan of $375,000. This reduced our outstanding indebtedness to $299.6 million at June 30, 2010 from $328.1 million at March 31, 2010.

	Three Months Ended June 30
(In thousands)	2010	2009
Cash provided by (used for):
Operating Activities	$20,713	$18,068
Investing Activities	(130)	(98)
Financing Activities	(28,574)	(17,000)

Capital Resources

In March and April 2010, we retired our Senior Secured Term Loan facility with a maturity date of April 6, 2011 and Senior Subordinated Notes that bore interest at 9.25% with a maturity date of April 15, 2012, and replaced them with a 2010 Senior Term Loan with a maturity of March 24, 2016, a Senior Revolving Credit facility with a maturity of March 24, 2015 and Senior Notes that bear interest at 8.25% with a maturity of April 1, 2018.  This debt refinancing improved our liquidity position due to the ability to increase the amount of the 2010 Senior Term Loan, obtaining a revolving line of credit and extending the maturities of our indebtedness.  The new debt also better positions us to pursue acquisitions as part of our growth strategy.

On March 24, 2010, we entered into a $150.0 million 2010 Senior Term Loan with a discount to the lenders of $1.8 million and net proceeds of $148.2 million.  The Senior Notes were issued at an aggregate face value of $150.0 million with a discount to bondholders of $2.2 million and net proceeds to us of $147.8 million.  The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering.  In addition to the discount, we incurred $7.3 million of costs primarily related to bank arrangers fee and legal advisors of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed.  The deferred financing costs are being amortized over the term of the loan and notes.

As of June 30, 2010, we had an aggregate of $299.6 million of outstanding indebtedness, which consisted of the following:

•
$149.6 million of borrowings under the 2010 Senior Term Loan, and

•
$150.0 million of 8.25% Senior Notes due 2018.

We had $30.0 million of borrowing capacity under the revolving credit facility as of June 30, 2010, as well as $200.0 million under the Senior Credit Facility.

All loans under the 2010 Senior Term Loan bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At June 30, 2010, an aggregate of $149.6 million was outstanding under the Senior Credit Facility at an interest rate of 4.75%.

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

In February 2008, we entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  Under this swap, we agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminated on March 26, 2010.  At June 30, 2010 and March 31, 2010, we did not participate in an interest rate swap agreement.

The 2010 Senior Term Loan contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The 2010 Senior Term Loan, as well as the Indenture governing the Senior Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 4.30 to 1.0 for the quarter ended June 30, 2010, decreasing over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remaining level thereafter, and

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended June 30, 2010, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remaining level thereafter.

At June 30, 2010, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the Senior Notes.  Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year.

At June 30, 2010, we had $149.6 million outstanding under the 2010 Senior Term Loan which matures in April 2016. We are obligated to make quarterly principal payments on the loan equal to $375,000, representing 0.25% of the initial principal amount of the term loan.  We also have the ability to borrow an additional $30.0 million under a revolving credit facility and $200.0 million pursuant to the 2010 Senior Term Loan “accordion” feature.

We did not make repayments against outstanding indebtedness in excess of scheduled maturities for the quarter ended June 30, 2010, compared to payments in excess of outstanding maturities of $60.5 million made during the year ended March 31, 2010. During the quarter ended June 30, 2010, we redeemed the remaining $28.1 million of Senior Subordinated Notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we take efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting estimates are as follows:

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the year ended March 31, 2010 was $18.3 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2010, our sales and operating income would have been adversely affected by approximately $1.8 million.  Net income would have been adversely affected by approximately $1.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three month period ended June 30, 2010, our sales and operating income would have been adversely affected by approximately $471,000.  Net income would have been adversely affected by approximately $291,000 for the three month period ended June 30, 2010.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2010, we had 25 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.3 million. Cash settlement of coupon redemptions during the year was $1.3 million.  During the three month period ended June 30, 2010, we had 10 coupon events.  The amount recorded against revenue and accrued for these events during the three month period ended June 30, 2010 was $431,000. Cash settlement of coupon redemptions during the three month period ended June 30, 2010 was $350,000.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2010, 2009 and 2008, returns represented 3.9%, 3.8% and 4.4%, respectively, of gross sales.   The 2008 rate of 4.4% included cost associated with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007. Had the voluntary withdrawal not occurred, the actual returns rate would have been 3.9%.  For the three month period ended June 30, 2010, product returns represented 2.9% of gross sales.  At June 30, 2010 and March 31, 2010, the allowance for sales returns was $6.1 million and $5.9 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns' experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.4% to 3.8% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2010 by approximately $358,000.  Net income would have been adversely affected by approximately $222,000.  An increase of 0.1% in our estimated return rate as a percentage of gross sales for the three month period ended June 30, 2010 would have adversely affected our reported sales and operating income by approximately $86,000, while our net income would have been adversely affected by approximately $53,000.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At June 30, 2010 and March 31, 2010, the allowance for obsolete and slow moving inventory was $2.2 million and $2.0 million, representing 7.4% and 6.4%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $1.7 million for the year ended March 31, 2010, while for the three month period ended June 30, 2010, the Company recorded obsolescence costs of $257,000.  A 1.0% increase in our allowance for obsolescence at March 31, 2010 would have adversely affected our reported operating income and net income for the year ended March 31, 2010 by approximately $312,000 and $194,000, respectively.  Similarly, a 1.0% increase in our allowance at June 30, 2010 would have adversely affected our reported operating income and net income for the three month period ended June 30, 2010 by approximately $303,000 and $187,000, respectively.

Allowance for Doubtful Accounts
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  We maintain an allowance for doubtful accounts receivable which is based upon our historical collection experience and expected collectibility of the accounts receivable.  In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers' financial condition, (iii) monitor the payment history and aging of our customers' receivables, and (iv) monitor open orders against an individual customer's outstanding receivable balance.

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.8% and 0.7% of accounts receivable at June 30, 2010 and March 31, 2010, respectively.  Bad debt expense for the year ended March 31, 2010 was $200,000, while during the three month period ended June 30, 2010, the Company recorded bad debt expense of $27,000.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales during the year ended March 31, 2010 would have resulted in a decrease in reported operating income of approximately $302,000, and a decrease in our reported net income of approximately $188,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three month period ended June 30, 2010 would have resulted in a decrease in reported operating income of approximately $73,000, and a decrease in our reported net income of approximately $45,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $668.3 million and $670.7 million at June 30, 2010 and March 31, 2010, respectively.  At June 30, 2010, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	Over-the- Counter Healthcare	Household Cleaning	Personal Care	Consolidated

Goodwill	$104,100	$7,389	$—	$111,489

Intangible assets
Indefinite-lived	334,750	119,821	—	454,571
Finite-lived	64,281	32,707	5,281	102,269
	399,031	152,528	5,281	556,840

	$503,131	$159,917	$5,281	$668,329

Our Clear Eyes, New-Skin, Chloraseptic, Compound W and Wartner brands comprise the majority of the value of the intangible assets within the Over-The-Counter Healthcare segment.  The Comet, Spic and Span and Chore Boy brands comprise substantially all of the intangible asset value within the Household Cleaning segment.  Cutex comprises the majority of the intangible asset value within the Personal Care segment.

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

•
History of and Potential for Product Extensions
Consideration also is given to the product innovation that has occurred during the brand's history and the potential for continued product innovation that will determine the brand's future.  Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible assets' value and useful life based on its analysis.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are no longer amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and useful lives assigned to goodwill and intangible assets and tests for impairment.

We report goodwill and indefinite-lived intangible assets in three operating segments; Over-the-Counter Healthcare, Household Cleaning, and Personal Care.  We identify our reporting units in accordance with the Segment Reporting topic of the FASB Accounting Standards Codification, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

Goodwill

		Percent by which
		Fair Value
(In thousands)		Exceeded
		Carrying Value in
Operating Segment	March 31, 2010	Annual Test

Over-the-Counter Healthcare	$104,100	26.9
Household Cleaning	7,389	8.6
Personal Care	—	n/a
	$111,489

As of March 31, 2010, the Over-the-Counter Healthcare segment had four reporting units with goodwill and their aggregate fair value exceeded the carrying value by 26.9%.  No individual reporting unit's fair value in the Over-the-Counter Healthcare segment exceeded its carrying value by less than 5%. The Household Cleaning segment had one operating unit and the fair value exceeded its carrying value by 8.6%.

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

Indefinite-Lived Intangible Assets

		Percent by which
		Fair Value
(In thousands)		Exceeded
		Carrying Value in
Operating Segment	March 31, 2010	Annual Test

Over-the-Counter Healthcare	$334,750	63.7
Household Cleaning	119,821	20.2
Personal Care	—	n/a
	$454,571

As of March 31, 2010, the Over-the-Counter Healthcare segment had five reporting units with indefinite-lived classification and their aggregate fair value exceeded the carrying value by 63.7%.  No individual reporting unit's fair value in the Over-the-Counter Healthcare segment exceeded its carrying value by less than 9%.  The Household Cleaning segment had one reporting unit and the fair value exceeded its carrying value by 20.2%.

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

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value.  Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value.  Accordingly, management's projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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
•
Monitors competitors' advertising spend and product innovation,
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

The discount rate utilized in the analyses, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges in the future.  However, the Company was not required to recognize an additional impairment charge during the three month period ended June 30, 2010.

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

•
Type of instrument (i.e., restricted shares vs. an option, warrant or performance shares),
•
Strike price of the instrument,
•
Market price of the Company's common stock on the date of grant,
•
Discount rates,
•
Duration of the instrument, and
•
Volatility of the Company's common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  The Company recorded non-cash compensation expense of $857,000 during the three month period ended June 30, 2010, and non-cash compensation of $671,000 during the three month period ended June 30, 2009.

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
•
Sufficiency of the evidence in support of our position,
•
Anticipated costs to support our position, and
•
Likelihood of a positive outcome.

Recent Accounting Pronouncements
In April 2010, the FASB issued authoritative guidance to provide clarification regarding the classification requirements of a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that such an award should not be considered to contain a market, performance, or service condition and should not be classified as a liability if it otherwise qualifies as an equity classification. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this guidance to have any impact on its consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and accordingly, the Company has not presented that disclosure in this Quarterly Report.

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

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective beginning with the third quarter of the Company's 2010 fiscal year; however, the adoption of the new guidance did not have a material impact on the Company's financial position, results from operations or cash flows.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company's fiscal 2011 year-end and interim reporting periods thereafter.  This guidance has not had a material impact on the Company's consolidated financial statements.

In June 2009, the FASB established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative accounting principles generally accepted in the United States of America (“GAAP”) for SEC registrants.  The new guidance became effective for our financial statements issued for the three and six month periods ending on September 30, 2009; however, the adoption of the new guidance in the Company's second quarter of the Company's 2010 fiscal year did not have a material impact on the Company's financial position, results from operations or cash flows.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company's consolidated financial position, results of operations or cash flows.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, without limitation, information within Management's Discussion and Analysis of Financial Condition and Results of Operations.  The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for our fiscal year ended March 31, 2010.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

•
Any adverse judgments rendered in any pending litigation or arbitration,

•
Our ability to obtain additional financing, and

•
The restrictions on our operations imposed by our Senior Credit Facility and the Indenture governing our Senior Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2010 we had variable rate debt of approximately $149.6 million related to our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve months ending June 30, 2011 of approximately $1.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2010 in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings in which we are involved have been disclosed previously in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The following disclosure contains recent developments in our pending legal proceedings which we deem to be material to the Company and should be read in conjunction with the legal proceedings disclosure contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

San Francisco Technology Inc. Litigation

Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 is incorporated herein by this reference.

On July 19, 2010, the U.S. District Court for the Northern District of California, San Jose Division (the "California Court"), issued an Order in which it severed the action as to each and every separate defendant (including Medtech Products Inc. ("Medtech"), a wholly-owned subsidiary of the Company). In addition, in the Order the California Court transferred the action against Medtech to the United States District Court for the Southern District of New York (the "New York Court"). The transfer of the action to the New York Court is pending. Medtech intends to vigorously defend against the action.

In addition to the matter referred to above, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking insurance into account, will not have a material adverse effect on its business, financial condition, results from operations or cash flows.

ITEM 6.  EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 6, 2010	By:	/s/ PETER J. ANDERSON
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