Form 10-Q
period 2010-09-30
Prestige Brands Holdings, Inc.
filed 2010-11-05
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐ No ☒

As of November 2, 2010, there were 50,044,891 shares of common stock outstanding.

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

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
(In thousands, except share data)	2010	2009	2010	2009
Revenues
Net sales	$77,488	$80,308	$148,009	$147,805
Other revenues	815	421	1,529	1,037
Total revenues	78,303	80,729	149,538	148,842

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	35,713	37,936	68,977	69,526
Gross profit	42,590	42,793	80,561	79,316

Operating Expenses
Advertising and promotion	8,240	9,675	15,726	18,343
General and administrative	8,101	10,481	15,514	18,675
Depreciation and amortization	2,413	2,703	4,823	4,911
Total operating expenses	18,754	22,859	36,063	41,929

Operating income	23,836	19,934	44,498	37,387

Other expense
Interest expense, net	5,373	5,642	10,835	11,295
Loss on extinguishment of debt	—	—	300	—
Total other expense	5,373	5,642	11,135	11,295

Income from continuing operations before income taxes	18,463	14,292	33,363	26,092
Provision for income taxes	7,053	5,417	12,745	9,889
Income from continuing operations	11,410	8,875	20,618	16,203

Discontinued Operations
Income from discontinued operations, net of income tax	162	1,048	560	2,045

Loss on sale of discontinued operations, net of income tax benefit	(550)	—	(550)	—
Net income	$11,022	$9,923	$20,628	$18,248

Basic earnings per share:
Income from continuing operations	$0.23	$0.18	$0.41	$0.32
Net income	$0.22	$0.20	$0.41	$0.36

Diluted earnings per share:
Income from continuing operations	$0.23	$0.18	$0.41	$0.32
Net income	$0.22	$0.20	$0.41	$0.36

Weighted average shares outstanding:
Basic	50,053	50,012	50,045	49,997
Diluted	50,141	50,055	50,123	50,080

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	September 30, 2010	March 31, 2010
Current assets
Cash and cash equivalents	$55,032	$41,097
Accounts receivable	32,256	30,621
Inventories	24,997	27,676
Deferred income tax assets	6,663	6,353
Prepaid expenses and other current assets	3,203	4,917
Current assets of discontinued operations	14	1,486
Total current assets	122,165	112,150

Property and equipment	1,207	1,396
Goodwill	111,489	111,489
Intangible assets	549,855	554,359
Other long-term assets	6,456	7,148
Long-term assets of discontinued operations	—	4,870

Total Assets	$791,172	$791,412

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,980	$12,771
Accrued interest payable	6,428	1,561
Other accrued liabilities	9,912	11,733
Current portion of long-term debt	1,500	29,587
Total current liabilities	31,820	55,652

Long-term debt
Principal amount	294,000	298,500
Less unamortized discount	(3,658)	(3,943)
Long-term debt, net of unamortized discount	290,342	294,557

Deferred income tax liabilities	117,630	112,144

Total Liabilities	439,792	462,353

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,175 shares at September 30, 2010 and 50,154 shares at March 31, 2010	502	502
Additional paid-in capital	385,771	384,027
Treasury stock, at cost - 131 shares at September 30, 2010 and 124 shares at March 31, 2010	(114)	(63)
Retained earnings (accumulated deficit)	(34,779)	(55,407)
Total Stockholders' Equity	351,380	329,059

Total Liabilities and Stockholders' Equity	$791,172	$791,412
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30
(In thousands)	2010	2009
Operating Activities
Net income	$20,628	$18,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,052	6,084
Loss on sale of discontinued operations	890	—
Deferred income taxes	5,176	3,687
Amortization of deferred financing costs	504	956
Stock-based compensation costs	1,744	848
Loss on extinguishment of debt	300	—
Amortization of debt discount	285	—
Loss on disposition of equipment	125	—
Changes in operating assets and liabilities
Accounts receivable	(1,635)	(3,127)
Inventories	2,679	405
Inventories held for sale	1,100	82
Prepaid expenses and other current assets	1,714	(1,102)
Accounts payable	1,209	5,546
Accrued liabilities	3,046	8,253
Net cash provided by operating activities	42,817	39,880

Investing Activities
Purchases of equipment	(254)	(232)
Proceeds from sale of discontinued operations	4,122	—
Net cash provided by (used for) investing activities	3,868	(232)

Financing Activities
Payment of deferred financing costs	(112)	—
Repayment of long-term debt	(32,587)	(40,000)
Purchase of treasury stock	(51)	—
Net cash used for financing activities	(32,750)	(40,000)

Increase (decrease) in cash	13,935	(352)
Cash - beginning of period	41,097	35,181

Cash - end of period	$55,032	$34,829

Interest paid	$5,179	$10,350
Income taxes paid	$5,103	$6,307

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare and household cleaning brands to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes more fully described in Note 10 to the consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three and six month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011.  This financial information should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company's customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of a promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.7 million and $10.6 million, respectively, for the three and six month periods ended September 30, 2010.  During the three and six month periods ended September 30, 2009, such costs were $5.3 million and $9.6 million, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution, including slotting fees, associated with products are recognized as a reduction of sales.  Under allowances for new distribution arrangements, the retailers allow the Company's products to be placed on the stores' shelves in exchange for such fees.

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

The Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, and under the prescribed FASB guidance, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

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

2.    Acquisition of Blacksmith Brands Holdings, Inc.

On November 1, 2010, the Company acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190 million in cash, plus a working capital closing adjustment of $13.4 million. In connection with this acquisition, the Company acquired five Over-the-Counter brands: Efferdent®, Effergrip®, PediaCare®, Luden's®, and NasalCrom®. These brands are complementary to the Company's existing Over-the-Counter brands. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10. As of the date of this Form 10-Q filing, the Company has not yet completed the initial accounting for the acquisition, and the acquisition-date fair values of the acquired assets and assumed liabilities have not yet been determined.

3.    Discontinued Operations and Sale of Certain Assets

On September 1, 2010, the Company sold certain assets related to the nail polish remover brand previously included in its Personal Care products segment to an unrelated third party. In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related assets as assets of discontinued operations in the consolidated balance sheets as of September 30, 2010 and March 31, 2010, and reclassified the related operating results as discontinued operations in the consolidated financial statements and related notes for all periods presented. The Company recognized a loss of $890,000 on a pre-tax basis and $550,000 net of tax effects on the sale in the quarter ended September 30, 2010. The total sales price for the assets was $4.1 million, the proceeds for which were received upon closing. As the sold assets comprised a substantial majority of the assets in the Personal Care segment, the Company reclassified the remaining assets to the Over-the-Counter Healthcare segment for all periods presented.

In October 2009, the Company sold certain assets related to the shampoo brands previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company recognized a gain of $253,000 on a pre-tax basis and $157,000 net of tax effects on the sale in the quarter ended December 31, 2009. The total sales price for the assets was $9 million, subject to adjustments for inventory, as defined, with $8 million received upon closing. The remaining $1 million was received by the Company in October 2010.

The following table presents the assets related to the discontinued operations as of September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	March 31, 2010

Inventory	$14	$1,486
Intangible assets	—	4,870

Total assets of discontinued operations	$14	$6,356

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2010	2009	2010	2009
Components of Income
Revenues	$1,769	$5,587	$3,943	$10,698
Income before income taxes	263	1,687	906	3,293

4.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2010	March 31, 2010

Trade accounts receivable	$36,568	$35,527
Other receivables	1,644	1,588
	38,212	37,115
Less allowances for discounts, returns and uncollectible accounts	(5,956)	(6,494)

	$32,256	$30,621

5.     Inventories

Inventories consist of the following (in thousands):

	September 30, 2010	March 31, 2010

Packaging and raw materials	$1,090	$1,818
Finished goods	23,907	25,858

	$24,997	$27,676

Inventories are shown net of allowances for obsolete and slow moving inventory of $2.2 million and $2.0 million at September 30, 2010 and March 31, 2010, respectively.

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2010	March 31, 2010

Machinery	$1,173	$1,620
Computer equipment	1,803	1,570
Furniture and fixtures	239	239
Leasehold improvements	418	418
	3,633	3,847

Less accumulated depreciation	(2,426)	(2,451)

	$1,207	$1,396

The Company recorded depreciation expense of $160,000 and $156,000 for the three months ended September 30, 2010 and 2009, respectively, and of $318,000 and $308,000 for the six months ended September 30, 2010 and 2009, respectively.

7.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2010
Goodwill	$240,432	$72,549	$312,981
Accumulated purchase price adjustments	(6,162)	—	(6,162)
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	104,100	7,389	111,489

Net adjustments
Goodwill	(4,643)	—	(4,643)
Accumulated impairment losses	4,643	—	4,643
	—	—	—

Balance — September 30, 2010
Goodwill	235,789	72,549	308,338
Accumulated purchase price adjustments	(6,162)	—	(6,162)
Accumulated impairment losses	(125,527)	(65,160)	(190,687)
	$104,100	$7,389	$111,489

As fully described in Note 3, on September 1, 2010, the Company sold certain assets related to its nail polish remover brand previously included in its Personal Care segment to an unrelated third party. In connection with this divestiture, the Company reversed the gross goodwill asset balance of $4.6 million, which was fully impaired as of March 31, 2010, and the related accumulated impairment charges of $4.6 million, which had been recorded for the nail polish remover brand.  As described in Note 19, the Company's operating and reportable segments now consist of Over-the-Counter Healthcare and Household Cleaning, and any assets remaining in the Personal Care segment after the divestiture have been reclassified to the Over-the-Counter Healthcare segment. As such, the reversal of goodwill for Personal Care is included in the Over-the-Counter Healthcare in the table above.

At March 31, 2010, in conjunction with the annual test for goodwill impairment, the Company recorded an impairment charge aggregating $2.8 million to adjust the carrying amounts of goodwill related to its nail polish remover brand to its fair value of $0, as determined by use of a discounted cash flow methodology. The impairment was a result of distribution losses and increased competition from private label store brands.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently. However, the Company considered its market capitalization at March 31, 2010, as compared to the aggregate fair values of the Company's reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

8.    Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2010	$454,571	$142,994	$158	$597,723

Additions	—	—	—	—

Balance — September 30, 2010	$454,571	$142,994	$158	$597,723

Accumulated Amortization
Balance — March 31, 2010	$—	$43,206	$158	$43,364

Additions	—	4,504	—	4,504

Balance — September 30, 2010	$—	$47,710	$158	$47,868

Intangibles, net — September 30, 2010	$454,571	$95,284	$—	$549,855

The table above represents intangible assets related to continuing operations.  As fully described in Note 3, on September 1, 2010, the Company sold certain assets related to its nail polish remover brand previously included in its Personal Care segment to an unrelated third party. In connection with this divestiture, the Company excluded gross intangible assets of $8.3 million and the related accumulated amortization of $3.4 million as of March 31, 2010 from the table above. The net intangible assets of $4.9 million as of March 31, 2010 are presented separately on the Consolidated Balance Sheets.

In a manner similar to goodwill, the Company completed a test for impairment of its intangible assets during the fourth quarter of 2010.  The Company recorded no impairment charge as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of September 30, 2010 continues to support an indefinite useful life for these assets.

At September 30, 2010, intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending September 30
2011	$8,878
2012	8,466
2013	7,615
2014	6,256
2015	5,596
Thereafter	58,473

$95,284

9.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands) as of the dates indicated:

	September 30, 2010	March 31, 2010

Accrued marketing costs	$4,900	$3,823
Accrued payroll	3,051	5,233
Accrued commissions	362	285
Accrued income taxes	—	372
Accrued professional fees	1,193	1,089
Accrued severance	404	929
Other	2	2

	$9,912	$11,733

10.    Long-Term Debt

Long-term debt consists of the following (in thousands), as of the dates indicated:

	September 30, 2010	March 31, 2010
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company's option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%. At September 30, 2010, the average interest rate on the 2010 Senior Term Loan was 4.75%. Principal payments of $375,000 plus accrued interest are payable quarterly, with the remaining principal due on the 2010 Senior Term Loan maturity date. The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company's assets. The 2010 Senior Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries, other than Prestige Brands, Inc., the borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

	$145,500	$150,000

Senior unsecured notes (“2010 Senior Notes”) that bear interest at 8.25% which are payable on April 1st and October 1st of each year. The 2010 Senior Notes mature on April 1, 2018; however, the Company may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	150,000	150,000

Senior subordinated notes (“Senior Subordinated Notes”) that bore interest of 9.25% which was payable on April 15th and October 15th of each year. The balance outstanding on the Senior Subordinated Notes as of March 31, 2010 was repaid in full, on April 15, 2010. The Senior Subordinated Notes were unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.	—	28,087

	295,500	328,087
Current portion of long-term debt	(1,500)	(29,587)

	$294,000	$298,500
Less: unamortized discount on the 2010 Senior Term Loan and the 2010 Senior Notes	(3,658)	(3,943)
Long-term debt, net of unamortized discount	$290,342	$294,557

On March 24, 2010, Prestige Brands, Inc. issued the 2010 Senior Notes for $150.0 million, with an interest rate of 8.25% and a maturity date of April 1, 2018; and entered into a senior secured term loan facility for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016; and entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility”) in an aggregate principal amount of up to $30.0 million. The Company’s 2010 Revolving Credit Facility was available for maximum borrowings of $30.0 million at September 30, 2010.

The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to the initial purchasers of $2.2 million and net proceeds to the Company of $147.8 million, yielding an 8.5% effective interest rate.

In connection with entering into the 2010 Senior Term Loan, the 2010 Revolving Credit Facility and the 2010 Senior Notes, the Company incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed. The deferred financing costs are being amortized over the terms of the related loan and notes.

In connection with the acquisition of Blacksmith, as discussed in Note 2, subsequent to September 30, 2010, the Company amended its existing debt agreements and increased the amount borrowed and the amount available thereunder as follows.
On October 22, 2010, Prestige Brands, Inc. (the “Issuer” or “Borrower”) issued senior notes in an aggregate principal amount of $100.0 million (the “New 2010 Senior Notes”). The New 2010 Senior Notes have the same terms and are part of the same series as the 2010 Senior Notes, and will mature on April 1, 2018. Delivery of, and payment for, the New 2010 Senior Notes occurred on November 1, 2010.
On November 1, 2010, the Company, together with the Borrower and certain other subsidiaries of the Company, executed an Increase Joinder to the Company's Credit Agreement dated March 24, 2010 pursuant to which the Borrower borrowed an incremental term loan in the amount of $115.0 million. The incremental term loan will mature on March 24, 2016 and otherwise has the same terms as the 2010 Senior Term Loan.
On November 1, 2010, pursuant to the Increase Joinder, the amount of the Borrower's 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the revolving credit facility in an aggregate principal amount of up to $40.0 million. Except for the increase in the amount of the revolving credit facility, no other changes were made to the 2010 Revolving Credit Facility.
In March and April 2010, the Company retired its Tranche B Term Loan facility with an original maturity date of April 6, 2011 and Senior Subordinated Notes that bore interest at 9.25% with a maturity date of April 15, 2012. The Company recognized a $0.3 million loss on the extinguishment of debt for the six months ended September 30, 2010.

The 2010 Senior Notes and the New 2010 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes and the New 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company.

At any time prior to April 1, 2014, the Company may redeem the 2010 Senior Notes and the New 2010 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole premium” calculated as set forth in the Indenture, together with accrued and unpaid interest, if any, to the date of redemption. The Company may redeem the 2010 Senior Notes and the New 2010 Senior Notes in whole or in part at any time on or after the 12-month period beginning April 1, 2014 at a redemption price of 104.125% of the principal amount thereof, at a redemption price of 102.063% of the principal amount thereof if the redemption occurs during the 12-month period beginning on April 1, 2015, and at a redemption price of 100% of the principal amount thereof if the redemption occurs on and after April 1, 2016, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to April 1, 2013, with the net cash proceeds from certain equity offerings, the Company may redeem up to 35% in aggregate principal amount of the 2010 Senior Notes and the New 2010 Senior Notes at a redemption price of 108.250% of the principal amount of the 2010 Senior Notes and the New 2010 Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date.

The Company's Credit Agreement contains various financial covenants, including provisions that require the Company to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The Credit Agreement, together with the Indenture governing the 2010 Senior Notes and the New 2010 Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement and the Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement, the Indenture and the Indenture governing the Senior Subordinated Notes. At September 30, 2010, the Company was in compliance with the applicable financial covenants under its long-term indebtedness.

Future principal payments required in accordance with the terms of the Credit Agreement and the Indenture are as follows (in thousands):

Year Ending September 30
2011	$1,500
2012	1,500
2013	1,500
2014	1,500
2015	1,500
Thereafter	288,000

$295,500

11.    Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations. At September 30, 2010, the Company had no open financial derivative financial obligations. While the Company has not historically entered into derivative financial instruments for trading purposes, all of the Company’s derivatives were over-the-counter instruments with liquid markets. The notional, or contractual, amount of the Company’s derivative financial instruments was used to measure the amount of interest to be paid or received and did not represent an actual liability. The Company accounted for the interest rate cap and swap agreements as cash flow hedges.

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

A summary of the fair value of the Company's derivative instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

For the Three Months Ended September 30, 2010
	September 30, 2010			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	n/a	$—	$—	n/a	$—	$—

For the Six Months Ended September 30, 2010
	September 30, 2010			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	n/a	$—	$—	n/a	$—	$—

				For the Three Months Ended September 30, 2009
	September 30, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$125,000	$(1,572)	Interest Expense	$(729)	$444

				For the Six Months Ended September 30, 2009
	September 30, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$125,000	$(1,572)	Interest Expense	$(1,260)	$580

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

At September 30, 2010 and March 31, 2010, the Company was not a party to any outstanding interest rate swap agreements.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At September 30, 2010 and March 31, 2010, the carrying value of the 2010 Senior Term Loan was $145.5 million and $150.0 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at the Company's option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of the Company's 2010 Senior Term Loan was approximately $145.7 million and $150.8 million at September 30, 2010 and March 31, 2010, respectively.

At September 30, 2010 and March 31, 2010, the carrying value of the Company's 2010 Senior Notes was $150.0 million.  The market value of these notes was approximately $155.3 million and $152.3 million at September 30, 2010 and March 31, 2010, respectively.  The market values have been determined from market transactions in the Company's debt securities. Also at March 31, 2010, the Company maintained a residual balance of $28.1 million relating to the Senior Subordinated Notes, all of which was redeemed on April 15, 2010 at par value.

12.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2010.

There were no share repurchases during the year ended March 31, 2010. During the three and six month periods ended September 30, 2010, the Company received 7,000 shares of common stock from employees in satisfaction of applicable withholding taxes payable upon vesting of restricted common stock on May 25, 2010. The average price of the shares used to satisfy these withholding obligations was $7.51 per share. All of such shares have been recorded as treasury stock.

13.    Comprehensive Income

The following table describes the components of comprehensive income for the three and six month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30
	2010	2009
Components of Comprehensive Income
Net income	$11,022	$9,923

Unrealized gain on interest rate swaps, net of income tax of $168 (2009)	—	276

Comprehensive Income	$11,022	$10,199

	Six Months Ended September 30
	2010	2009
Components of Comprehensive Income
Net income	$20,628	$18,248

Unrealized gain on interest rate swaps, net of income tax of $220 (2009)	—	360

Comprehensive Income	$20,628	$18,608

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30		Six Months Ended September 30
	2010	2009	2010	2009
Numerator
Income from continuing operations	$11,410	$8,875	$20,618	$16,203
Income from discontinued operations and loss on sale of discontinued operations	(388)	1,048	10	2,045
Net income	$11,022	$9,923	$20,628	$18,248

Denominator
Denominator for basic earnings per share — weighted average shares	50,053	50,012	50,045	49,997

Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	88	43	78	83

Denominator for diluted earnings per share	50,141	50,055	50,123	50,080

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.23	$0.18	$0.41	$0.32
Basic earnings per share from discontinued operations	(0.01)	0.02	—	0.04
Basic net earnings per share	$0.22	$0.20	$0.41	$0.36

Diluted earnings per share from continuing operations	$0.23	$0.18	$0.41	$0.32
Diluted earnings per share from discontinued operations	(0.01)	0.02	—	0.04
Diluted net earnings per share	$0.22	$0.20	$0.41	$0.36

At September 30, 2010, 280,492 shares of restricted stock granted to employees and directors, including restricted stock units, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 73,266 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of September 30, 2010.  Lastly, at September 30, 2010, there were options to purchase 1,508,592 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock over the three month period ended September 30, 2010, and therefore, their inclusion would be antidilutive.

At September 30, 2009, 209,952 shares of restricted stock granted to employees and directors, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 101,802 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of September 30, 2009.  Lastly, at September 30, 2009, there were options to purchase 1,391,172 shares of common stock outstanding that were not included in the computation of diluted earnings because their exercise price was greater than the average market price of the common stock over the three month period ended September 30, 2009, and therefore, their inclusion would be antidilutive.

15.    Share-Based Compensation

In connection with the Company's initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”) which provides for the grant, up to a maximum of 5.0 million shares, of restricted stock, stock options, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  The Company believes that such awards better align the interests of its employees with those of its stockholders.

During the six month period ended September 30, 2010, net compensation costs charged against income and the related income tax benefit recognized were $1.7 million and $666,000, respectively.  During the six month period ended September 30, 2009, net compensation costs charged against income and the related income tax benefit recognized were $848,000 and $321,000, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment by the Company of revenue and earnings before income taxes, depreciation and amortization growth targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the the Plan or agreement pursuant to which the awards were made.  The fair value of nonvested restricted shares is determined as the closing price of the Company's common stock on the day preceding the grant date.  The weighted-average fair value of restricted shares granted during the six month periods ended September 30, 2010 and 2009 were $8.85 and $7.16, respectively.

A summary of the Company's restricted shares (including restricted stock units) granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at March 31, 2010	287.1	$8.86
Granted	130.2	8.85
Vested	(48.5)	9.23
Forfeited	(15.0)	10.45
Nonvested at September 30, 2010	353.8	8.74

Nonvested at March 31, 2009	342.4	11.31
Granted	171.6	7.16
Vested	(47.8)	10.97
Forfeited	(152.2)	11.54
Nonvested at September 30, 2009	314.0	8.94

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company's common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the six month periods ended September 30, 2010 and 2009 were $4.81 and $3.64, respectively.

	Six Months Ended September 30
	2010	2009
Expected volatility	52.7%	45.6%
Expected dividends	$—	$—
Expected term in years	6.5	7.0
Risk-free rate	3.4%	2.8%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2009	662.6	$11.65	8.8	$—
Granted	1,125.0	7.16	10.0	—
Exercised	—	—	—	—
Forfeited or expired	(142.6)	11.26	1.5	—
Outstanding at September 30, 2009	1,645.0	8.61	9.4	—

Outstanding at March 31, 2010	1,584.2	8.50	8.9	—
Granted	362.1	9.03	9.5	311.4
Exercised	—	—	—	—
Forfeited or expired	(26.8)	10.44	7.1	—
Outstanding at September 30, 2010	1,919.5	8.57	8.6	2,533.7

Exercisable at September 30, 2010	616.4	10.18	7.8	—

Since the Company's closing stock price of $9.89 at September 30, 2010 exceeded the weighted-average exercise price of the outstanding options, the aggregate intrinsic value of the outstanding options was $2.5 million at September 30, 2010. Since the weighted-average exercise price of the outstanding options exceeded the Company's closing stock price of $7.04 at September 30, 2009, the aggregate intrinsic value of outstanding options was $0 at September 30, 2009.

At September 30, 2010, there were $4.8 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management's estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over a weighted average period of 3.2 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the six months ended September 30, 2010 and 2009 was $448,000 and $525,000, respectively.  There were no options exercised during either of the six month periods ended September 30, 2010 and 2009; hence, there were no tax benefits realized during these periods.  At September 30, 2010, there were 2.6 million shares available for issuance under the Plan.

16.    Income Taxes

Income taxes are recorded in the Company's quarterly financial statements based on the Company's estimated annual effective income tax rate subject to adjustments for discrete events should they occur.  The effective tax rates used in the calculation of income taxes were 38.2% and 37.9%, respectively, for the three and six month periods ended September 30, 2010 and 2009.

At September 30, 2010, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $1.9 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $240,000.

Uncertain tax liability activity is as follows:

	2010	2009
(In thousands)
Balance — March 31	$315	$225
Adjustments based on tax positions related to the current year	—	—
Balance — September 30	$315	$225

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year. For the three and six months ended September 30, 2010 and 2009, the Company did not incur or recognize any material interest or penalties related to income taxes.

17.    Commitments and Contingencies

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

On October 25, 2010, Medtech filed with the New York Court a Motion to Dismiss, or in the Alternative, to Stay, the action brought by SFT which, on August 11, 2010, was transferred to the New York Court from the California Court. Medtech intends to vigorously defend against the action.

In addition to the matter described above, the Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  The Company believes the resolution of routine matters and other incidental claims, taking insurance into account, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company's operating leases (in thousands) as of September 30, 2010:

	Facilities	Equipment	Total
Year Ending September 30
2011	$715	$81	$796
2012	610	54	664
2013	587	37	624
2014	348	—	348
Thereafter	—	—	—

	$2,260	$172	$2,432

Rent expense for the three months ended September 30, 2010 and 2009 was $201,000 and $158,000, respectively, while rent expense for the six months ended September 30, 2010 and 2009 was $406,000 and $348,000, respectively.

Purchase Commitments
The Company has entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of its household cleaning brands.  Although the Company is committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than 10 percent of the estimated purchases that are expected to be made during the course of the agreement.

(In thousands)

Year Ending September 30
2011	$10,687
2012	1,971
2013	1,151
2014	1,120
2015	1,090
Thereafter	4,131

$20,150

18.    Concentrations of Risk

The Company's sales are concentrated in the areas of over-the-counter healthcare and household cleaning products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and six month periods ended September 30, 2010, approximately 65.3% and 66.7%, respectively, of the Company's total sales were derived from its four major brands, while during the three and six month periods ended September 30, 2009 approximately 65.9% and 65.8%, respectively, of the Company's total sales were derived from its four major brands.  During the three and six month periods ended September 30, 2010, approximately 21.5% and 22.5%, respectively, of the Company's sales were made to one customer, while during the three and six month periods ended September 30, 2009, approximately 24.6% and 25.3%, respectively, of sales were to this customer.  At September 30, 2010, approximately 17.9% of accounts receivable were owed by the same customer.

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

At September 30, 2010, the Company had relationships with over 37 third party manufacturers.  Of those, the Company had long-term contracts with 18 manufacturers that produced items that accounted for approximately 58.9% of gross sales for the six months ended September 30, 2010. At September 30, 2009, the Company had relationships with over 38 third party manufacturers.  Of those, the Company had long-term contracts with 19 manufacturers that produced items that accounted for approximately 58.9% of gross sales for the six months ended September 30, 2009. The fact that the Company does not have long term contracts with certain manufacturers means they could cease producing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on the Company's business, financial condition and results from operations.

19.    Business Segments

Segment information has been prepared in accordance with the Segment Topic of the FASB ASC. As fully described in Note 3, on September 1, 2010, the Company sold certain assets related to its nail polish remover brand previously included in its Personal Care segment to an unrelated third party. The sold assets comprised a substantial majority of the assets in the Personal Care segment. The remaining assets and revenue generated do not constitute a reportable segment under the Segment Reporting topic of the FASB ASC.  The Company reclassified the remaining assets and results to the Over-the-Counter Healthcare segment for all periods presented. The Company's operating and reportable segments now consist of (i) Over-the-Counter Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.

The tables below summarize information about the Company's operating and reportable segments.

	For the Three Months Ended September 30, 2010
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$50,658	$26,830	$77,488
Other revenues	181	634	815

Total revenues	50,839	27,464	78,303
Cost of sales	17,798	17,915	35,713

Gross profit	33,041	9,549	42,590
Advertising and promotion	6,912	1,328	8,240

Contribution margin	$26,129	$8,221	34,350
Other operating expenses			10,514

Operating income			23,836
Other expense			5,373
Provision for income taxes			7,053
Income from continuing operations			11,410

Income from discontinued operations, net of income tax			162
Loss on sale of discontinued operations, net of income tax benefit			(550)

Net income			$11,022

	For the Six Months Ended September 30, 2010
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$95,364	$52,645	$148,009
Other revenues	195	1,334	1,529

Total revenues	95,559	53,979	149,538
Cost of sales	33,649	35,328	68,977

Gross profit	61,910	18,651	80,561
Advertising and promotion	12,075	3,651	15,726

Contribution margin	$49,835	$15,000	64,835
Other operating expenses			20,337

Operating income			44,498
Other expense			11,135
Provision for income taxes			12,745
Income from continuing operations			20,618

Income from discontinued operations, net of income tax			560
Loss on sale of discontinued operations, net of income tax benefit			(550)

Net income			$20,628

	For the Three Months Ended September 30, 2009
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$51,706	$28,602	$80,308
Other revenues	10	411	421

Total revenues	51,716	29,013	80,729
Cost of sales	19,453	18,483	37,936

Gross profit	32,263	10,530	42,793
Advertising and promotion	7,390	2,285	9,675

Contribution margin	$24,873	$8,245	33,118
Other operating expenses			13,184

Operating income			19,934
Other expense			5,642
Provision for income taxes			5,417
Income from continuing operations			8,875

Income from discontinued operations, net of income tax			1,048

Net income			$9,923

	For the Six Months Ended September 30, 2009
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$92,362	$55,443	$147,805
Other revenues	20	1,017	1,037

Total revenues	92,382	56,460	148,842
Cost of sales	33,242	36,284	69,526

Gross profit	59,140	20,176	79,316
Advertising and promotion	14,139	4,204	18,343

Contribution margin	$45,001	$15,972	60,973
Other operating expenses			23,586

Operating income			37,387
Other expense			11,295
Provision for income taxes			9,889
Income from continuing operations			16,203

Income from discontinued operations, net of income tax			2,045

Net income			$18,248

During the three and six month periods ended September 30, 2010, approximately 95.6% and 95.8%, respectively, of the Company's sales were made to customers in the United States and Canada, while during the three and six month periods ended September 30, 2009, approximately 94.7% and 95.7%, respectively, of sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At September 30, 2010, substantially all of the Company's long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	Over-the- Counter Healthcare	Household Cleaning	Consolidated

Goodwill	$104,100	$7,389	$111,489

Intangible assets
Indefinite-lived	334,750	119,821	454,571
Finite-lived	63,013	32,271	95,284
	397,763	152,092	549,855

	$501,863	$159,481	$661,344

20. Condensed Consolidating Financial Statements

As described in Note 10, the Company, together with certain of its wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in that certain Indenture dated March 24, 2010, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes . The wholly-owned subsidiaries of the Company which have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company and The Spic and Span Company (collectively, the "Subsidiary Guarantors"). A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from the Company's subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from the Company's subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, the Company has indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental condensed consolidating balance sheets as of September 30, 2010 and March 31, 2010 and condensed consolidating statements of operations for the three and six month periods ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the six month periods ended September 30, 2010 and 2009. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$49,713	$26,830	$945	$—	$77,488
Other Revenue	—	181	634	513	(513)	815
Total Revenue	—	49,894	27,464	1,458	(513)	78,303

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	17,980	17,915	331	(513)	35,713
Gross Profit	—	31,914	9,549	1,127	—	42,590

Advertising and promotion	—	6,651	1,328	261	—	8,240
General and administrative	(25)	5,677	2,811	(362)	—	8,101
Depreciation and amortization	115	1,819	463	16	—	2,413
Total operating expenses	90	14,147	4,602	(85)	—	18,754

Operating income (loss)	(90)	17,767	4,947	1,212	—	23,836

Other (income) expense
Interest income	(13,095)	(2,322)	—	(25)	15,442	—
Interest expense	—	17,254	3,561	—	(15,442)	5,373
Equity in income of subsidiaries	(3,026)	—	—	—	3,026	—
Total other (income) expense	(16,121)	14,932	3,561	(25)	3,026	5,373

Income (loss) from continuing operations before income taxes	16,031	2,835	1,386	1,237	(3,026)	18,463

Provision for income taxes	5,009	1,302	529	213	—	7,053
Income (loss) from continuing operations	11,022	1,533	857	1,024	(3,026)	11,410

Discontinued operations
Income from discontinued operations, net of income tax	—	161	1	—	—	162
Loss on sale of discontinued operations, net of income tax benefit	—	(550)	—	—	—	(550)
Net income (loss)	$11,022	$1,144	$858	$1,024	$(3,026)	$11,022

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$50,417	$28,601	$1,290	$—	$80,308
Other Revenue	—	9	412	491	(491)	421
Total Revenue	—	50,426	29,013	1,781	(491)	80,729

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	19,418	18,483	526	(491)	37,936
Gross Profit	—	31,008	10,530	1,255	—	42,793

Advertising and promotion	—	6,998	2,285	392	—	9,675
General and administrative	(86)	6,492	4,043	32	—	10,481
Depreciation and amortization	91	2,122	472	18	—	2,703
Total operating expenses	5	15,612	6,800	442	—	22,859

Operating income (loss)	(5)	15,396	3,730	813	—	19,934

Other (income) expense
Interest income	(13,185)	(2,330)	—	(33)	15,548	—
Interest expense	—	17,604	3,586	—	(15,548)	5,642
Equity in income of subsidiaries	(1,742)	—	—	—	1,742	—
Total other (income) expense	(14,927)	15,274	3,586	(33)	1,742	5,642

Income (loss) from continuing operations before income taxes	14,922	122	144	846	(1,742)	14,292

Provision for income taxes	4,999	151	55	212	—	5,417
Income (loss) from continuing operations	9,923	(29)	89	634	(1,742)	8,875

Discontinued operations
Income from discontinued operations, net of income tax	—	939	109	—	—	1,048
Net income (loss)	$9,923	$910	$198	$634	$(1,742)	$9,923

Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$93,682	$52,645	$1,682	$—	$148,009
Other Revenue	—	195	1,334	990	(990)	1,529
Total Revenue	—	93,877	53,979	2,672	(990)	149,538

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	34,017	35,328	622	(990)	68,977
Gross Profit	—	59,860	18,651	2,050	—	80,561

Advertising and promotion	—	11,632	3,651	443	—	15,726
General and administrative	(151)	10,205	5,399	61	—	15,514
Depreciation and amortization	226	3,638	926	33	—	4,823
Total operating expenses	75	25,475	9,976	537	—	36,063

Operating income (loss)	(75)	34,385	8,675	1,513	—	44,498

Other (income) expense
Interest income	(26,070)	(4,625)	—	(47)	30,742	—
Interest expense	—	34,487	7,090	—	(30,742)	10,835
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	(4,622)	—	—	—	4,622	—
Total other (income) expense	(30,692)	30,162	7,090	(47)	4,622	11,135

Income (loss) from continuing operations before income taxes	30,617	4,223	1,585	1,560	(4,622)	33,363

Provision for income taxes	9,989	1,771	605	380	—	12,745
Income (loss) from continuing operations	20,628	2,452	980	1,180	(4,622)	20,618

Discontinued operations
Income (loss) from discontinued operations, net of income tax	—	563	(3)	—	—	560
Loss on sale of discontinued operations, net on income tax benefit	—	(550)	—	—	—	(550)
Net income (loss)	$20,628	$2,465	$977	$1,180	$(4,622)	$20,628

Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$90,606	$55,443	$1,756	$—	$147,805
Other Revenue	—	20	1,017	798	(798)	1,037
Total Revenue	—	90,626	56,460	2,554	(798)	148,842

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	33,340	36,284	700	(798)	69,526
Gross Profit	—	57,286	20,176	1,854	—	79,316

Advertising and promotion	—	13,597	4,204	542	—	18,343
General and administrative	(247)	11,770	7,330	(178)	—	18,675
Depreciation and amortization	178	3,754	945	34	—	4,911
Total operating expenses (income)	(69)	29,121	12,479	398	—	41,929

Operating income	69	28,165	7,697	1,456	—	37,387

Other (income) expense
Interest income	(26,249)	(4,645)	—	(60)	30,954	—
Interest expense	—	35,110	7,139	—	(30,954)	11,295
Equity in income of subsidiaries	(1,971)	—	—	—	1,971	—
Total other (income) expense	(28,220)	30,465	7,139	(60)	1,971	11,295

Income (loss) from continuing operations before income taxes	28,289	(2,300)	558	1,516	(1,971)	26,092

Provision (benefit) for income taxes	10,041	(668)	212	304	—	9,889
Income (loss) from continuing operations	18,248	(1,632)	346	1,212	(1,971)	16,203

Discontinued operations
Income from discontinued operations, net of income tax	—	1,823	222	—	—	2,045
Net income (loss)	$18,248	$191	$568	$1,212	$(1,971)	$18,248

Condensed Consolidating Balance Sheet
September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$54,323	$—	$—	$709	$—	$55,032
Accounts receivable	1,013	20,369	9,911	963	—	32,256
Inventories	—	16,397	7,746	854	—	24,997
Deferred income tax assets	2,658	3,577	427	1	—	6,663
Prepaid expenses and other current assets	2,190	854	157	2	—	3,203
Current assets of discontinued operations	—	14	—	—	—	14
Total current assets	60,184	41,211	18,241	2,529	—	122,165

Property and equipment	847	118	224	18	—	1,207
Goodwill	—	104,099	7,390	—	—	111,489
Intangible assets	—	397,296	152,092	467	—	549,855
Other long-term assets	—	6,456	—	—	—	6,456
Intercompany receivable	716,220	736,784	92,165	4,944	(1,550,113)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,233,370	$1,285,964	$270,112	$7,958	$(2,006,232)	$791,172

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,694	$6,701	$4,730	$855	$—	$13,980
Accrued interest payable	—	6,428	—	—	—	6,428
Other accrued liabilities	(1,129)	15,957	(5,152)	236	—	9,912
Current portion of long-term debt	—	1,500	—	—	—	1,500
Total current liabilities	565	30,586	(422)	1,091	—	31,820

Long-term debt
Principal amount	—	294,000	—	—	—	294,000
Less unamortized discount	—	(3,658)	—	—	—	(3,658)
Long-term debt, net of unamortized discount	—	290,342	—	—	—	290,342

Deferred income tax liabilities	(5)	95,411	22,129	95	—	117,630

Intercompany payable	713,618	661,864	173,906	725	(1,550,113)	—
Intercompany equity in subsidiaries	167,812	—	—	—	(167,812)	—

Total Liabilities	881,990	1,078,203	195,613	1,911	(1,717,925)	439,792

Stockholders’ Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	385,771	337,458	118,637	24	(456,119)	385,771
Treasury stock	(114)	—	—	—	—	(114)
Retained earnings (accumulated deficit)	(34,779)	(135,424)	(44,138)	11,750	167,812	(34,779)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders’ Equity	351,380	207,761	74,499	6,047	(288,307)	351,380

Total Liabilities and Stockholders’ Equity	$1,233,370	$1,285,964	$270,112	$7,958	$(2,006,232)	$791,172

Condensed Consolidating Balance Sheet
March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$40,644	$—	$—	$453	$—	$41,097
Accounts receivable	1,054	18,865	10,025	677	—	30,621
Inventories	—	19,798	7,257	621	—	27,676
Deferred income tax assets	2,315	3,639	398	1	—	6,353
Prepaid expenses and other current assets	4,442	226	248	1	—	4,917
Current assets of discontinued operations	—	1,486	—	—	—	1,486
Total current assets	48,455	44,014	17,928	1,753	—	112,150

Property and equipment	841	236	297	22	—	1,396
Goodwill	—	104,099	7,390	—	—	111,489
Intangible assets	—	400,900	152,964	495	—	554,359
Other long-term assets	—	7,148	—	—	—	7,148
Long-term assets of discontinued operations	—	4,870	—	—	—	4,870
Intercompany receivable	712,224	729,069	90,251	3,989	(1,535,533)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,526	$5,837	$4,060	$348	$—	$12,771
Accrued interest payable	—	1,561	—	—	—	1,561
Other accrued liabilities	10,234	4,960	(3,476)	15	—	11,733
Current portion of long-term debt	—	29,587	—	—	—	29,587
Total current liabilities	12,760	41,945	584	363	—	55,652

Long-term debt
Principal amount	—	298,500	—	—	—	298,500
Less unamortized discount	—	(3,943)	—	—	—	(3,943)
Long-term debt, net of unamortized discount	—	294,557	—	—	—	294,557

Deferred income tax liabilities	(4)	91,828	20,224	96	—	112,144

Intercompany payable	703,389	656,711	174,500	933	(1,535,533)	—
Intercompany equity in subsidiaries	172,435	—	—	—	(172,435)	—

Total Liabilities	888,580	1,085,041	195,308	1,392	(1,707,968)	462,353

Stockholders’ Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	384,027	337,458	118,637	24	(456,119)	384,027
Treasury stock	(63)	—	—	—	—	(63)
Retained earnings (accumulated deficit)	(55,407)	(137,890)	(45,115)	10,570	172,435	(55,407)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders’ Equity	329,059	205,295	73,522	4,867	(283,684)	329,059

Total Liabilities and Stockholders’ Equity	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$20,628	$2,465	$977	$1,180	$(4,622)	$20,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	226	3,867	926	33	—	5,052
Loss on sale of discontinued operations	—	890	—	—	—	890
Deferred income taxes	(345)	3,645	1,877	(1)	—	5,176
Amortization of deferred financing costs	—	504	—	—	—	504
Stock-based compensation costs	1,744	—	—	—	—	1,744
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	285	—	—	—	285
Loss on disposal of equipment	—	105	20	—	—	125
Changes in operating assets and liabilities
Accounts receivable	41	(1,504)	114	(286)	—	(1,635)
Inventories	—	3,401	(489)	(233)	—	2,679
Inventories held for sale	—	1,100	—	—	—	1,100
Prepaid expenses and other current assets	2,252	(628)	91	(1)	—	1,714
Accounts payable	(832)	864	670	507	—	1,209
Accrued liabilities	(4,178)	8,679	(1,676)	221	—	3,046
Net cash provided by (used for) operating activities	19,536	23,973	2,510	1,420	(4,622)	42,817

Investing Activities
Purchases of equipment	(230)	(22)	—	(2)	—	(254)
Proceeds from sale of discontined operations	—	4,122	—	—	—	4,122
Net cash (used for) provided by investing activities	(230)	4,100	—	(2)	—	3,868

Financing Activities
Payment of deferred financing costs	—	(112)	—	—	—	(112)
Repayment of long-term debt	—	(32,587)	—	—	—	(32,587)
Purchase of treasury stock	(51)	—	—	—	—	(51)
Intercompany activity, net	(5,576)	4,626	(2,510)	(1,162)	4,622	—
Net cash (used for) provided by financing activities	(5,627)	(28,073)	(2,510)	(1,162)	4,622	(32,750)

Increase in cash	13,679	—	—	256	—	13,935
Cash - beginning of year	40,644	—	—	453	—	41,097

Cash - end of year	$54,323	$—	$—	$709	$—	$55,032

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$18,248	$191	$568	$1,212	$(1,971)	$18,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179	4,328	1,543	34	—	6,084
Loss on sale of discontinued operations	—	—	—	—	—	—
Deferred income taxes	(552)	2,409	1,823	7	—	3,687
Amortization of deferred financing costs	—	956	—	—	—	956
Stock-based compensation costs	848	—	—	—	—	848
Loss on extinguishment of debt	—	—	—	—	—	—
Amortization of debt discount	—	—	—	—	—	—
Loss on disposal of equipment	—	—	—	—	—	—
Changes in operating assets and liabilities
Accounts receivable	505	(3,734)	852	(750)	—	(3,127)
Inventories	—	713	122	(430)	—	405
Inventories held for sale	—	203	(121)	—	—	82
Prepaid expenses and other current assets	(780)	(236)	(85)	(1)	—	(1,102)
Accounts payable	525	2,199	2,197	625	—	5,546
Accrued liabilities	4,284	4,003	(306)	272	—	8,253
Net cash provided by (used for) operating activities	23,257	11,032	6,593	969	(1,971)	39,880

Investing Activities
Purchases of equipment	(178)	(24)	—	(30)	—	(232)
Proceeds from sale of discontined operations	—	—	—	—	—	—
Net cash used for investing activities	(178)	(24)	—	(30)	—	(232)

Financing Activities
Payment of deferred financing costs	—	—	—	—	—	—
Repayment of long-term debt	—	(40,000)	—	—	—	(40,000)
Purchase of treasury stock	—	—	—	—	—	—
Intercompany activity, net	(23,343)	28,992	(6,593)	(1,027)	1,971	—
Net cash (used for) provided by financing activities	(23,343)	(11,008)	(6,593)	(1,027)	1,971	(40,000)

Increase (decrease) in cash	(264)	—	—	(88)	—	(352)
Cash - beginning of year	34,458	—	—	723	—	35,181

Cash - end of year	$34,194	$—	$—	$635	$—	$34,829

21.    Subsequent Events

In October 2010, the Company received the remaining $1 million relating to the sale of certain assets related to its shampoo brands. The sale is more fully described in Note 3.
On November 1, 2010, the Company acquired 100% of the capital stock of Blacksmith for $190 million in cash, plus a working capital adjustment of $13.4 million. The acquisition is more fully described in Note 2.
On November 1, 2010, in connection with the acquisition of Blacksmith, the Company amended its then-existing debt agreements and increased the amounts outstanding thereunder as well as the amount available for borrowing under its revolving credit facility, all as more fully described in Note 10.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 52 of this Quarterly Report on Form 10-Q.

General
We are engaged in the marketing, sales and distribution of brand name over-the-counter healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States, Canada and certain other international markets.  We continue to use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

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

Acquisition of Blacksmith Brands Holdings, Inc.

On November 1, 2010, the Company acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190 million in cash, plus a working capital adjustment of $13.4 million. In connection with this acquisition, Prestige acquired five leading consumer Over-the-Counter brands: Efferdent®, Effergrip®, PediaCare®, Luden's®, and NasalCrom®. These brands are complementary to the Company's existing Over-the-Counter brands. The Company expects that the acquisition of the five brands will enhance the Company's position in the Over-the-Counter market. Additionally, the Company believes that these newly acquired brands will benefit from a targeted advertising and marketing program, as well as the Company's business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet completed the initial accounting for the acquisition, and the acquisition-date fair values of the acquired assets and assumed liabilities have not yet been determined.
Discontinued Operations and Sale of Certain Assets

On September 1, 2010, the Company sold certain assets related to the nail polish remover brand previously included in its Personal Care products segment to an unrelated third party. In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related assets as assets of discontinued operations in the consolidated balance sheets as of September 30, 2010 and March 31, 2010, and reclassified the related operating results as discontinued operations in the consolidated financial statements and related notes for all periods presented. The Company recognized a loss of $890,000 on a pre-tax basis and $550,000 net of tax effects on the sale in the quarter ended September 30, 2010. The total sales price for the assets was $4.1 million, the proceeds for which were received upon closing. As the sold assets comprised a substantial majority of the assets in the Personal Care segment, the Company reclassified the remaining assets to the Over-the-Counter Healthcare segment for all periods presented.

In October 2009, the Company sold certain assets related to the shampoo brands previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related assets as held for sale in the consolidated balance sheets as of March 31, 2009 and the Company reclassified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company recognized a gain of $253,000 on a pre-tax basis and $157,000 net of tax effects on the sale in the quarter ended December 31, 2009. The total sales price for the assets was $9 million, subject to adjustments for inventory, as defined, with $8 million received upon closing. The remaining $1 million was received by the Company in October 2010.

The following table presents the assets related to the discontinued operations as of September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	March 31, 2010

Inventory	$14	$1,486
Intangible assets	—	4,870

Total assets of discontinued operations	$14	$6,356

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2010	2009	2010	2009
Components of Income
Revenues	$1,769	$5,587	$3,943	$10,698
Income before income taxes	263	1,687	906	3,293

Three Month Period Ended September 30, 2010 compared to the
Three Month Period Ended September 30, 2009

Revenues (in thousands)

	2010		2009		Increase
	Revenues	%	Revenues	%	(Decrease)%

OTC Healthcare	$50,839	64.9	$51,716	64.1	$(877)	(1.7)
Household Cleaning	27,464	35.1	29,013	35.9	(1,549)	(5.3)

	$78,303	100.0	$80,729	100.0	$(2,426)	(3.0)

Revenues for the three month period ended September 30, 2010 were $78.3 million, a decrease of $2.4 million, or 3.0%, versus the three month period ended September 30, 2009. Revenues for both the Over-the-Counter Healthcare and Household Cleaning segments decreased versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 4.4% of total revenues, decreased by $862,000, or 20.0%, during 2010 compared to 2009, primarily due to reduced shipments of eye care products to our Australian distributor, as well as decreased sales of sore throat relief products by our United Kingdom subsidiary.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment decreased $877,000, or 1.7%, during 2010 versus 2009.  Revenue decreases for Chloraseptic, The Doctor's, Allergen Block, Murine Ear and Murine Tears were partially offset by revenue increases for Little Remedies, Compound W and Clear Eyes. Chloraseptic revenues decreased primarily due to non-recurrence during the current period of heavy retailer buy-in that took place in the comparable prior year period in anticipation of an unusually strong cold and flu season. The Doctor's revenues decrease was primarily the result of the Company's largest customer discontinuing the sale of The Doctor's Brushpicks and reducing the number of stores in which The Doctor's Nightguard is sold. Allergen Block revenues decreased as a result of a decrease in consumer consumption. Murine Ear revenues decreased primarily as the result of slowing consumer consumption and increased returns reserves for Earigate. The decrease in revenues for Murine Tears was primarily the result of reduced shipments to markets outside of North America. Little Remedies revenues increased as the result of the successful sell-in of its new medicated pediatric product and increased consumer consumption of its non-medicated pediatric products. Compound W revenues increased as the result of an increase in consumer consumption for both cryogenic and non-cryogenic products, and the continued sell-in of the new Compound W Skin Tag Remover in Canada. Clear Eyes revenues increased primarily due to distribution gains for its new multi-symptom relief eye drop product.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $1.5 million, or 5.3%, during 2010 versus 2009.  Revenue decreases for Comet and Spic and Span were partially offset by a revenue increase for Chore Boy. Comet revenues decreased primarily due to lower consumer demand for bathroom spray.  Spic and Span revenues decreased as a result of weaker consumer consumption of dilutibles.  Chore Boy revenues increased primarily due to increased customer shipments of metal scrubbers.

Gross Profit (in thousands)

	2010		2009		Increase
	Gross Profit	%	Gross Profit	%	(Decrease)%

OTC Healthcare	$33,041	65.0	$32,263	62.4	$778	2.4
Household Cleaning	9,549	34.8	10,530	36.3	(981)	(9.3)

	$42,590	54.4	$42,793	53.0	$(203)	(0.5)

Gross profit for 2010 decreased $203,000, or 0.5%, when compared with 2009.  As a percent of total revenues, gross profit increased from 53.0% in 2009 to 54.4% in 2010. The increase in gross profit as a percent of revenues was primarily due to decreases in returns reserves and inventory obsolescence costs, partially offset by increased product and distribution costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $778,000, or 2.4%, during 2010 versus 2009.  As a percent of Over-the-Counter Healthcare revenues, gross profit increased from 62.4% during 2009 to 65.0% during 2010.  The increase in gross profit percentage was primarily the result of decreases in returns reserves and inventory obsolescence costs, partially offset by higher product and distribution costs. The decrease in returns reserves was primarily due to a reduction in anticipated returns of Allergen Block products. The decrease in inventory obsolescence costs was primarily due to reductions in short dated and slow moving sore throat, eye care and Allergen Block products. The increase in product and distribution costs resulted from the change in manufacturers for certain Clear Eyes products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $981,000, or 9.3%, during 2010 versus 2009.  As a percent of Household Cleaning revenue, gross profit decreased from 36.3% during 2009 to 34.8% during 2010. The decrease in gross profit percentage was primarily the result of higher product costs for Chore Boy, and an unfavorable sales mix and higher distribution costs for Comet, partially offset by lower product costs for Spic and Span.

Contribution Margin (in thousands)

	2010		2009
	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$26,129	51.4	$24,873	48.1	$1,256	5.0
Household Cleaning	8,221	29.9	8,245	28.4	(24)	(0.3)

	$34,350	43.9	$33,118	41.0	$1,232	3.7

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $1.2 million, or 3.7%, during 2010 versus 2009.  The contribution margin increase was the result of the decrease in gross profit as previously discussed and a $1.4 million, or 14.8%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support in the Household Cleaning segment, and a decrease in trade promotion activity in both the Over-the-Counter Healthcare and Household Cleaning segments, partially offset by an increase in consumer promotion in the Household Cleaning segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $1.3 million, or 5.0%, during 2010 versus 2009. The contribution margin increase was the result of the increase in gross profit as previously discussed and a $478,000, or 6.5%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in trade promotion activity for Chloraseptic, Clear Eyes, Little Remedies, Murine Ear and The Doctor's.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $24,000, or 0.3%, during 2010 versus 2009.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and a $957,000, or 41.9%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for Comet bathroom spray, and decreases in trade promotion for Comet and Spic and Span, partially offset by an increase in consumer promotion for Comet bathroom spray.

General and Administrative
General and administrative expenses were $8.1 million for 2010 versus $10.5 million for 2009. The decrease in expense was primarily due to decreases in salary and legal expenses, partially offset by an increase in stock based compensation expense.
Last year we incurred expenses related to a reduction in force that took place during the second quarter ,which resulted in the increased compensation expense due to severance accruals, which expenses did not recur in the current year.

Depreciation and Amortization
Depreciation and amortization expense was $2.4 million for 2010 versus $2.7 million for 2009.   The decrease in expense was primarily due to the prior year period reduction of the useful life on some of our trademarks which resulted in a one time expense adjustment in that period.

Interest Expense
Net interest expense was $5.4 million during 2010 versus $5.6 million during 2009. The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of variable interest rates on our senior debt offset by an increase in amortized debt issue costs included in interest expense in 2010 compared to 2009. The average cost of funds increased from 6.5% for 2009 to 7.2% for 2010 while the average indebtedness decreased from $349.8 million during 2009 to $297.6 million during 2010.

Income Taxes
The provision for income taxes during 2010 was $7.1 million versus $5.4 million during 2009.  The effective tax rate during 2010 was 38.2% versus 37.9% during 2009.  The increase in the effective rate was a result of the divestiture of the shampoo business which increased the overall effective state tax rate on continuing operations.

Six Month Period Ended September 30, 2010 compared to the
Six Month Period Ended September 30, 2009

Revenues (in thousands)

	2010		2009		Increase
	Revenues	%	Revenues	%	(Decrease)%

OTC Healthcare	$95,559	63.9	$92,382	62.1	$3,177	3.4
Household Cleaning	53,979	36.1	56,460	37.9	(2,481)	(4.4)

	$149,538	100.0	$148,842	100.0	$696	0.5

Revenues for the six month period ended September 30, 2010 were $149.5 million, an increase of $696,000, or 0.5%, versus the six month period ended September 30, 2009. Revenues for the Over-the-Counter Healthcare segment increased, while revenues for the Household Cleaning segment decreased, versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 4.2% of total revenues, decreased by $80,000, or 1.3%, during 2010 compared to 2009, primarily due to reduced shipments of eye care products to our Australian distributor, partially offset by increased shipments of eye care products to our Venezuelan distributor.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $3.2 million, or 3.4%, during 2010 versus 2009.  Revenue increases for Clear Eyes, Compound W and Little Remedies were partially offset by revenue decreases for Chloraseptic, Murine Ear, Allergen Block, Dermoplast and The Doctor's. Clear Eyes revenues increased primarily due to increased consumer consumption and distribution gains for its new multi-symptom relief eye drop product. Compound W revenues increased as the result of an increase in consumer consumption for both cryogenic and non-cryogenic products, and the sell-in of the new Compound W Skin Tag Remover in Canada. Little Remedies revenues increased as the result of the successful sell-in of its new medicated pediatric product and increased consumer consumption of its non-medicated pediatric products. Chloraseptic revenues decreased primarily due to non-recurrence during the current period of heavy retailer buy-in that took place in the comparable prior year period in anticipation of an unusually strong cold and flu season. Murine Ear revenues decreased primarily as the result of slowing consumer consumption and increased returns reserves for Earigate. Allergen Block revenues decreased as a result of a decrease in consumer consumption. Dermoplast revenues decreased as the result of customers buying in advance of a March 2010 price increase on our institutional item. The Doctor's revenues decrease was primarily the result of the Company's largest customer discontinuing the sale of The Doctor's Brushpicks and reducing the number of stores in which The Doctor's Nightguard is sold.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $2.5 million, or 4.4%, during 2010 versus 2009.  Revenues decreased across the segment. Comet revenues decreased primarily due to lower consumer demand for bathroom spray. Spic and Span revenues decreased as a result of weaker consumer consumption of dilutibles.  Chore Boy revenues decreased primarily due to decreased customer shipments of metal scrubbers.

Gross Profit (in thousands)

	2010		2009		Increase
	Gross Profit	%	Gross Profit	%	(Decrease)%

OTC Healthcare	$61,910	64.8	$59,140	64.0	$2,770	4.7
Household Cleaning	18,651	34.6	20,176	35.7	(1,525)	(7.6)

	$80,561	53.9	$79,316	53.3	$1,245	1.6

Gross profit for 2010 increased $1.2 million, or 1.6%, when compared with 2009.  As a percent of total revenues, gross profit increased from 53.3% in 2009 to 53.9% in 2010. The increase in gross profit as a percent of revenues was primarily due to decreases in returns reserves and inventory obsolescence costs, partially offset by increased product and distribution costs.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $2.8 million, or 4.7%, during 2010 versus 2009.  As a percent of Over-the-Counter Healthcare revenues, gross profit increased from 64.0% during 2009 to 64.8% during 2010.  The increase in gross profit percentage was primarily the result of decreases in returns reserves and inventory obsolescence costs, partially offset by higher product and distribution costs. The decrease in returns reserves was primarily due to a reduction in anticipated returns of Allergen Block products. The decrease in inventory obsolescence costs was primarily due to reductions in short dated and slow moving eye care and Allergen Block products. The increase in product and distribution costs resulted from the change in manufacturers for certain Clear Eyes products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.5 million, or 7.6%, during 2010 versus 2009.  As a percent of Household Cleaning revenue, gross profit decreased from 35.7% during 2009 to 34.6% during 2010. The decrease in gross profit percentage was primarily the result of higher product costs for Chore Boy and Spic and Span, and an unfavorable sales mix and higher distribution costs for Comet, partially offset by lower product costs and inventory obsolescence costs for Comet.

Contribution Margin (in thousands)

	2010		2009
	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$49,835	52.2	$45,001	48.7	$4,834	10.7
Household Cleaning	15,000	27.8	15,972	28.3	(972)	(6.1)

	$64,835	43.4	$60,973	41.0	$3,862	6.3

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $3.9 million, or 6.3%, during 2010 versus 2009.  The contribution margin increase was the result of the increase in gross profit as previously discussed and a $2.6 million, or 14.3%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support in both the Over-the Counter Healthcare and Household Cleaning segments, and a decrease in trade promotion activity in the Over-the-Counter Healthcare segment, partially offset by an increase in consumer promotion in the Household Cleaning segment.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $4.8 million, or 10.7%, during 2010 versus 2009. The contribution margin increase was the result of the increase in gross profit as previously discussed and a $2.1 million, or 14.6%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a significant decrease in media support for the Allergen Block products, partially offset by increases in media support for the Clear Eyes, Compound W and The Doctor's products. In addition, there was a decrease in trade promotion activity for Chloraseptic, Clear Eyes, Little Remedies, Murine Ear and The Doctor's.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.0 million, or 6.1%, during 2010 versus 2009.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and a $553,000, or 13.2%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for Comet bathroom spray, and decreases in trade promotion for Comet and Spic and Span, partially offset by an increase in consumer promotion for Comet bathroom spray.

General and Administrative
General and administrative expenses were $15.5 million for 2010 versus $18.7 million for 2009. The decrease in expense was primarily due to decreases in salary and legal expenses, partially offset by an increase in stock based compensation expense.

Depreciation and Amortization
Depreciation and amortization expense was $4.8 million for 2010 versus $4.9 million for 2009.   The decrease in expense was primarily due to the prior year period reduction of the useful life on some of our trademarks which resulted in a one time expense adjustment in that period.

Interest Expense
Net interest expense was $10.8 million during 2010 versus $11.3 million during 2009. The reduction in interest expense was primarily the result of a lower level of indebtedness combined with a reduction of variable interest rates on our senior debt offset by an increase in debt issue costs included in interest expense in 2010 compared to 2009. The average cost of funds increased from 6.3% for 2009 to 6.9% for 2010 while the average indebtedness decreased from $358.3 million during 2009 to $311.8 million during 2010.

Income Taxes
The provision for income taxes during 2010 was $12.7 million versus $9.9 million during 2009.  The effective tax rate during 2010 was 38.2% versus 37.9% during 2009.  The increase in the effective rate was a result of the divestiture of the shampoo business, during the second half of 2010, which increased the overall effective state tax rate on continuing operations.

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

Operating Activities
Net cash provided by operating activities was $42.8 million for the six month period ended September 30, 2010 compared to $39.9 million for the comparable period in 2009.  The $2.9 million increase in net cash provided by operating activities was primarily the result of an increase in net income from continuing operations.

Consistent with the six months ended September 30, 2009, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, as well as stock-based compensation costs.

Investing Activities
Net cash provided by investing activities was $3.9 million for the six month period ended September 30, 2010. Net cash used for investing activities was $(232,000) for the six month period ended September 30, 2009.  Net cash provided by investing activities for the six month period ended September 30, 2010 was primarily the result of the Cutex divestiture and net cash used for investing activity for the six month period ended September 30, 2009 was primarily for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $32.8 million for the six month period ended September 30, 2010 compared to $40.0 million for the comparable period in 2009.  During the six month period ended September 30, 2010, we redeemed the remaining $28.1 million of Senior Subordinated Notes that bore interest at 9.25%, and paid the required principal amount on the 2010 Senior Term Loan of $750,000 plus an additional principal amount of $3.8 million. This reduced our outstanding indebtedness to $295.5 million at September 30, 2010 from $328.1 million at March 31, 2010.

	Six Months Ended September 30
(In thousands)	2010	2009
Cash provided by (used for):
Operating Activities	$42,817	$39,880
Investing Activities	3,868	(232)
Financing Activities	(32,750)	(40,000)

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

On March 24, 2010, we entered into a $150.0 million 2010 Senior Term Loan with a discount to the lenders of $1.8 million and net proceeds of $148.2 million.  The Senior Notes were issued at an aggregate face value of $150.0 million with a discount to the initial purchasers of $2.2 million and net proceeds to us of $147.8 million.  The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering.  In addition to the discount, we incurred $7.3 million of costs primarily related to bank arrangers' fee and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed.  The deferred financing costs are being amortized over the term of the loan and notes.

As of September 30, 2010, we had an aggregate of $295.5 million of outstanding indebtedness, which consisted of the following:

•	$145.5 million of borrowings under the 2010 Senior Term Loan, and

•	$150.0 million of 8.25% Senior Notes due 2018.

We had $30.0 million of borrowing capacity under the revolving credit facility as of September 30, 2010, as well as $200.0 million under the Senior Credit Facility.

All loans under the 2010 Senior Term Loan bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At September 30, 2010, an aggregate of $145.5 million was outstanding under the Senior Credit Facility at an interest rate of 4.75%.

In connection with the acquisition of Blacksmith, subsequent to the end of the current reporting period, on November 1, 2010, the Company amended its existing debt agreements and increased the amount borrowed and the amount available thereunder as follows. On November 1, 2010, we issued an additional $100 million in Senior Notes due 2018, which have the same terms and are part of the same series as the 2010 Notes, and will mature on April 1, 2018. On November 1, 2010, we executed an Increase Joinder to the Credit Agreement dated March 24, 2010, and borrowed an additional $115 million as an incremental term loan, which will mature on March 24, 2016 and has the same terms as the existing 2010 Senior Term Loan. Additionally, on November 1, 2010, we increased our borrowing capacity under the revolving credit facility by $10 million to $40 million.
We are able to, and sometimes do, use derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations.  Although we do not enter into derivative financial instruments for trading purposes, all of our derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of our derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  We account for these financial instruments as cash flow hedges.

In February 2008, we entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  Under this swap, we agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminated on March 26, 2010.  At September 30, 2010 and March 31, 2010, we were not a party to any outstanding interest rate swap agreements.

The 2010 Senior Term Loan contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The 2010 Senior Term Loan, as well as the Indenture governing the 2010 Senior Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•	Have a leverage ratio of less than 4.30 to 1.0 for the quarter ended September 30, 2010, decreasing over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remaining level thereafter, and

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended September 30, 2010, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remaining level thereafter.

At September 30, 2010, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the 2010 Senior Notes.  Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year.

At September 30, 2010, we had $145.5 million outstanding under the 2010 Senior Term Loan which matures in April 2016. We are obligated to make quarterly principal payments on the loan equal to $375,000, representing 0.25% of the initial principal amount of the term loan.  We also have the ability to borrow an additional $30.0 million under a revolving credit facility and $200.0 million pursuant to the 2010 Senior Term Loan “accordion” feature.

We did not make repayments against outstanding indebtedness in excess of scheduled maturities for the quarter ended September 30, 2010, compared to payments in excess of outstanding maturities of $60.5 million made during the year ended March 31, 2010. During the six months ended September 30, 2010, we redeemed the remaining $28.1 million of Senior Subordinated Notes.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales.  Such costs vary from period-to-period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the year ended March 31, 2010 was $17.7 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the year ended March 31, 2010, our sales and operating income would have been adversely affected by approximately $1.8 million.  Net income would have been adversely affected by approximately $1.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six month periods ended September 30, 2010, our sales and operating income would have been adversely affected by approximately $498,000 and $945,000.  Net income would have been adversely affected by approximately $308,000 and $584,000 for the three and six month periods ended September 30, 2010.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the year ended March 31, 2010, we had 25 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.3 million. Cash settlement of coupon redemptions during the year was $1.3 million.  During the six month period ended September 30, 2010, we had 16 coupon events.  The amount recorded against revenue and accrued for these events during the three and six month periods ended September 30, 2010 was $276,000 and $712,000, respectively. Cash settlement of coupon redemptions during the three and six month periods ended September 30, 2010 was $344,000 and $693,000, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2010, 2009 and 2008, returns represented 3.9%, 3.8% and 4.4%, respectively, of gross sales.   The 2008 rate of 4.4% included cost associated with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007. Had the voluntary withdrawal not occurred, the actual returns rate would have been 3.9%.  For the three and six month periods ended September 30, 2010, product returns represented 2.5% and 2.7% of gross sales, respectively.  At September 30, 2010 and March 31, 2010, the allowance for sales returns was $5.3 million and $5.8 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns' experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.4% to 3.8% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the year ended March 31, 2010 by approximately $346,000.  Net income would have been adversely affected by approximately $215,000.  An increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six month periods ended September 30, 2010 would have adversely affected our reported sales and operating income by approximately $91,000 and $174,000, respectively, while our net income would have been adversely affected by approximately $56,000 and $108,000, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At September 30, 2010 and March 31, 2010, the allowance for obsolete and slow moving inventory was $2.2 million and $2.0 million, representing 8.1% and 7.0%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $1.7 million for the year ended March 31, 2010, while for the three month period ended September 30, 2010, the Company recorded obsolescence costs of ($133,000).  A 1.0% increase in our allowance for obsolescence at March 31, 2010 would have adversely affected our reported operating income and net income for the year ended March 31, 2010 by approximately $286,000 and $178,000, respectively.  Similarly, a 1.0% increase in our allowance at September 30, 2010 would have adversely affected our reported operating income and net income for the three and six month periods ended September 30, 2010 by approximately $272,000 and $168,000, respectively.

Allowance for Doubtful Accounts
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  We maintain an allowance for doubtful accounts receivable which is based upon our historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers' financial condition, (iii) monitor the payment history and aging of our customers' receivables, and (iv) monitor open orders against an individual customer's outstanding receivable balance.

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.9% and 0.7% of accounts receivable at September 30, 2010 and March 31, 2010, respectively.  Bad debt expense for the year ended March 31, 2010 was $200,000, while during the three and six month periods ended September 30, 2010, the Company recorded bad debt expense of $53,000 and $80,000, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales during the year ended March 31, 2010 would have resulted in a decrease in reported operating income of approximately $302,000, and a decrease in our reported net income of approximately $188,000.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and six month periods ended September 30, 2010 would have resulted in a decrease in reported operating income of approximately $80,000 and $154,000, and a decrease in our reported net income of approximately $49,000 and $95,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $661.3 million and $665.8 million at September 30, 2010 and March 31, 2010, respectively.  At September 30, 2010, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	Over-the- Counter Healthcare	Household Cleaning	Consolidated

Goodwill	$104,100	$7,389	$111,489

Intangible assets
Indefinite-lived	334,750	119,821	454,571
Finite-lived	63,013	32,271	95,284
	397,763	152,092	549,855

	$501,863	$159,481	$661,344

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

We report goodwill and indefinite-lived intangible assets in two operating segments; Over-the-Counter Healthcare and Household Cleaning.  We identify our reporting units in accordance with the Segment Reporting topic of the FASB Accounting Standards Codification, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

During the three month period ended March 31, 2010, we recorded a $2.8 million non-cash impairment charge of goodwill of a nail polish remover brand previously included in the Personal Care segment. The impairment was a result of distribution losses and increased competition from private label store brands.

The discount rate utilized in the analyses, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges in the future.  However, the Company was not required to recognize an additional impairment charge during the three or six month period ended September 30, 2010.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. The Company recorded non-cash compensation expense of $886,000 and $1.7 million during the three and six month periods ended September 30, 2010, respectively, and non-cash compensation expense of $177,000 and $848,000 during the three and six month periods ended September 30, 2009, respectively. During the three and six month periods ended September 30, 2010, management was required to reverse previously recorded stock-based compensation costs of $29,000 recorded in 2010, as the service requirements related to those grants were not met. During the three and six month periods ended September 30, 2009, management was required to reverse previously recorded stock-based compensation costs of $564,000 recorded in 2009, as the service requirements related to those grants were not met.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for our fiscal year ended March 31, 2010.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	Our ability to increase organic growth via new product introductions or line extensions,

•	The high level of competition in our industry and markets (including, without limitation, vendor and SKU rationalization and expansion of private label product offerings),

•	Our ability to invest in research and development,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices and transportation and fuel charges,

•	Our ability to protect our intellectual property rights,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of indebtedness, and ability to service our debt,

•	Any adverse judgments rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions on our operations imposed by our Senior Credit Facility and the Indenture governing our Senior Notes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2010 we had variable rate debt of approximately $145.5 million related to our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve months ending September 30, 2011 of approximately $1.5 million.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2010 in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Each of (i) Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010; and (ii) Part II, Item 1 in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 is incorporated herein by this reference. Except as set forth below, there have been no material developments in our pending legal proceedings since June 30, 2010.

San Francisco Technology Inc. Litigation

On October 25, 2010, Medtech Products Inc. (a wholly-owned subsidiary of the Company) filed a Motion to Dismiss, or in the Alternative, to Stay, the action brought by San Francisco Technology Inc. which, on August 11, 2010, was transferred to the U.S. District Court for the Southern District of New York from the U.S. District Court for the Northern District of California, San Jose Division. Medtech intends to vigorously defend against the action.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 5, 2010	By:	/s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

2.1
Stock Purchase Agreement, dated as of September 14, 2010, by and among Prestige Brands Holdings, Inc., Blacksmith Brands Holdings, Inc. and the Stockholders of Blacksmith Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 20, 2010)

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