Form 10-Q
period 2010-12-31
Prestige Brands Holdings, Inc.
filed 2011-02-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes  ☐ No ☒

As of January 31, 2011, there were 50,228,582 shares of common stock outstanding.

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

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2010	2009	2010	2009
Revenues
Net sales	$90,077	$73,372	$238,086	$221,178
Other revenues	531	446	2,061	1,483
Total revenues	90,608	73,818	240,147	222,661

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	46,596	34,647	115,574	104,174
Gross profit	44,012	39,171	124,573	118,487

Operating Expenses
Advertising and promotion	13,049	6,037	28,775	24,379
General and administrative	15,426	7,411	30,941	26,087
Depreciation and amortization	2,513	2,458	7,336	7,368
Total operating expenses	30,988	15,906	67,052	57,834

Operating income	13,024	23,265	57,521	60,653

Other expense
Interest expense, net	7,674	5,558	18,508	16,853
Loss on extinguishment of debt	—	—	300	—
Total other expense	7,674	5,558	18,808	16,853

Income from continuing operations before income taxes	5,350	17,707	38,713	43,800
Provision for income taxes	3,204	7,642	15,948	17,531
Income from continuing operations	2,146	10,065	22,765	26,269

Discontinued Operations
Income from discontinued operations, net of income tax	32	358	591	2,402

Gain/(Loss) on sale of discontinued operations, net of income tax/(benefit)	—	157	(550)	157
Net income	$2,178	$10,580	$22,806	$28,828

Basic earnings per share:
Income from continuing operations	$0.04	$0.20	$0.46	$0.53
Net income	$0.04	$0.21	$0.46	$0.58

Diluted earnings per share:
Income from continuing operations	$0.04	$0.20	$0.45	$0.53
Net income	$0.04	$0.21	$0.45	$0.58

Weighted average shares outstanding:
Basic	50,085	50,030	50,059	50,008
Diluted	50,533	50,074	50,260	50,078

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	December 31, 2010	March 31, 2010
Current assets
Cash and cash equivalents	$83,266	$41,097
Accounts receivable	41,981	30,621
Inventories	47,907	27,676
Deferred income tax assets	4,700	6,353
Prepaid expenses and other current assets	1,800	4,917
Current assets of discontinued operations	—	1,486
Total current assets	179,654	112,150

Property and equipment	1,406	1,396
Goodwill	153,199	111,489
Intangible assets	712,860	554,359
Other long-term assets	6,729	7,148
Long-term assets of discontinued operations	—	4,870

Total Assets	$1,053,848	$791,412

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,682	$12,771
Accrued interest payable	5,156	1,561
Other accrued liabilities	20,589	11,733
Current portion of long-term debt	659	29,587
Total current liabilities	45,086	55,652

Long-term debt
Principal amount	508,841	298,500
Less unamortized discount	(5,277)	(3,943)
Long-term debt, net of unamortized discount	503,564	294,557

Deferred income tax liabilities	150,696	112,144

Total Liabilities	699,346	462,353

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,229 shares at December 31, 2010 and 50,154 shares at March 31, 2010	502	502
Additional paid-in capital	386,928	384,027
Treasury stock, at cost - 148 shares at December 31, 2010 and 124 shares at March 31, 2010	(327)	(63)
Accumulated deficit	(32,601)	(55,407)
Total Stockholders' Equity	354,502	329,059

Total Liabilities and Stockholders' Equity	$1,053,848	$791,412
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31
(In thousands)	2010	2009
Operating Activities
Net income	$22,806	$28,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,565	8,679
Loss (Gain) on sale of discontinued operations	890	(253)
Deferred income taxes	5,591	10,254
Amortization of deferred financing costs	767	1,432
Stock-based compensation costs	2,751	1,658
Loss on extinguishment of debt	300	—
Amortization of debt discount	480	—
Loss on disposition of equipment	131	—
Changes in operating assets and liabilities
Accounts receivable	7,330	6,407
Inventories	2,814	(6,958)
Inventories held for sale	1,114	(1,323)
Prepaid expenses and other current assets	3,166	(664)
Accounts payable	(1,054)	1,006
Accrued liabilities	7,008	1,424
Net cash provided by operating activities	61,659	50,490

Investing Activities
Purchases of equipment	(405)	(402)
Proceeds from sale of discontinued operations	4,122	7,993
Acquisition of Blacksmith, net of cash acquired	(202,044)	—
Net cash (used for) provided by investing activities	(198,327)	7,591

Financing Activities
Proceeds from issuance of Senior Notes	100,250	—
Proceeds from issuance of Senior Term Loan	112,936	—
Payment of deferred financing costs	(648)	—
Repayment of long-term debt	(33,587)	(59,000)
Proceeds from exercise of stock options	150	—
Purchase of treasury stock	(264)	—
Net cash provided by (used for) financing activities	178,837	(59,000)

Increase (decrease) in cash	42,169	(919)
Cash - beginning of period	41,097	35,181

Cash - end of period	$83,266	$34,262

Interest paid	$13,354	$18,345
Income taxes paid	$4,096	$9,820

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter healthcare and household cleaning brands to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011.  This financial information should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.6 million and $17.2 million, respectively, for the three and nine month periods ended December 31, 2010.  During the three and nine month periods ended December 31, 2009, such costs were $5.8 million and $15.4 million, respectively.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The Company remains subject to examination by tax authorities for the fiscal year ended March 31, 2007.

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

Reclassifications
Certain prior period financial statement amounts have been reclassified to conform to the current period presentation due to the accounting treatment for discontinued operations.

Recently Issued Accounting Standards
In December 2010, the FASB issued guidance regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the ASC Intangibles-Goodwill and Other Topic, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2010, the FASB issued guidance regarding disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

2.    Acquisitions

Blacksmith Acquisition
On November 1, 2010, the Company acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million and an additional $1.1 million was paid by Prestige on behalf of Blacksmith for the seller's transaction costs. The working capital adjustment is among a number of items that the Company is challenging related to the purchase price. In connection with this acquisition, the Company acquired five Over-the-Counter brands: Efferdent®, Effergrip®, PediaCare®, Luden's®, and NasalCrom®. These brands are complementary to the Company's existing Over-the-Counter brands. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10.

The acquisition was accounted for in accordance with the Business Combinations Topic of the ASC which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes the preliminary allocation of the $204.5 million purchase price to the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	23,045
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	41,710
Trademarks	165,346
Other long-term assets	19
Total assets acquired	251,573

Accounts payable	6,965
Accrued expenses	3,412
Income taxes payable	2,031
Deferred income taxes	34,614
Total liabilities assumed	47,022

Total purchase price	$204,551

Transaction and other costs associated with the Blacksmith acquisition of $6.9 million are included in general and administrative expenses on the Company's statement of operations for the three and nine month periods ended December 31, 2010.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is based on valuations performed to determine the fair value of such assets as of the acquisition date. The Company is still assessing the economic characteristics of certain trademarks. The Company expects to substantially complete this assessment during the fourth quarter of the fiscal year ending March 31, 2011 and may adjust the amounts recorded as of December 31, 2010 to reflect any revised valuations.

The Company preliminarily recorded goodwill based on the amount by which the purchase price exceeded the preliminary fair value of net assets acquired. The preliminary amount of goodwill deductible for tax purposes is $4.6 million.

The Company is amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average life of 15 years.

The operating results of Blacksmith have been included in the consolidated financial statements from the date of acquisition. Revenues of the acquired operations from November 1, 2010 through December 31, 2010 were $15.2 million while the net loss was $3.2 million.

The following table provides the Company's unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the results of Blacksmith's operations had been included in the Company's operations commencing on April 1, 2010, based upon available information related to Blacksmith's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the Blacksmith acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(In thousands, except per share data)	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010

Revenues	$100,515	$295,838
Income from continuing operations	2,509	25,033

Basic earnings per share:
Income from continuing operations	$0.05	$0.50

Diluted earnings per share:
Income from continuing operations	$0.05	$0.50

Dramamine Acquisition
On January 6, 2011, the Company completed the acquisition of certain assets associated with the Dramamine business in the United States. The acquisition is more fully described in Note 21.

3.    Discontinued Operations and Sale of Certain Assets

On September 1, 2010, the Company sold certain assets related to the nail polish remover brand previously included in its Personal Care products segment to an unrelated third party. In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related assets as assets of discontinued operations in the consolidated balance sheet as of March 31, 2010, and reclassified the related operating results as discontinued operations in the consolidated financial statements and related notes for all periods presented. The Company recognized a loss of $0.9 million on a pre-tax basis and $0.6 million net of tax effects on the sale in the nine month period ended December 31, 2010. The total sales price for the assets was $4.1 million, the proceeds for which were received upon closing. As the assets sold comprised a substantial majority of the assets in the Personal Care segment, the Company reclassified the remaining assets to the Over-the-Counter Healthcare segment for all periods presented.

In October 2009, the Company sold certain assets related to the shampoo brands previously included in its Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the ASC, the Company reclassified the related assets as held for sale in the consolidated balance sheet as of March 31, 2010 and the Company reclassified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  The Company recognized a gain of $0.3 million on a pre-tax basis and $0.2 million net of tax effects on the sale in the quarter and nine month period ended December 31, 2009. The total sales price for the assets was $9.0 million, subject to an inventory adjustment, with $8.0 million received upon closing. The remaining $1.0 million was received by the Company in October 2010.

The following table presents the assets related to the discontinued operations as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010

Inventory	$—	$1,486
Intangible assets	—	4,870

Total assets of discontinued operations	$—	$6,356

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2010	2009	2010	2009
Components of Income
Revenues	$84	$2,281	$4,027	$12,979
Income before income taxes	51	576	957	3,868

4.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31, 2010	March 31, 2010

Trade accounts receivable	$47,357	$35,527
Other receivables	1,313	1,588
	48,670	37,115
Less allowances for discounts, returns and uncollectible accounts	(6,689)	(6,494)

	$41,981	$30,621

5.     Inventories

Inventories consist of the following (in thousands):

	December 31, 2010	March 31, 2010

Packaging and raw materials	$1,046	$1,818
Finished goods	46,861	25,858

	$47,907	$27,676

Inventories are shown net of allowances for obsolete and slow moving inventory of $2.3 million and $2.0 million at December 31, 2010 and March 31, 2010, respectively.

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2010	March 31, 2010

Machinery	$1,203	$1,620
Computer equipment	2,102	1,570
Furniture and fixtures	277	239
Leasehold improvements	422	418
	4,004	3,847

Less accumulated depreciation	(2,598)	(2,451)

	$1,406	$1,396

The Company recorded depreciation expense of $0.2 million for each of the three months ended December 31, 2010 and 2009, and of $0.5 million for each of the nine months ended December 31, 2010 and 2009.

7.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the- Counter Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2010
Goodwill	$240,432	$72,549	$312,981
Accumulated purchase price adjustments	(6,162)	—	(6,162)
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	104,100	7,389	111,489

Additions	41,710		41,710

Net adjustments
Goodwill	(4,643)	—	(4,643)
Accumulated impairment losses	4,643	—	4,643
	—	—	—

Balance — December 31, 2010
Goodwill	277,499	72,549	350,048
Accumulated purchase price adjustments	(6,162)	—	(6,162)
Accumulated impairment losses	(125,527)	(65,160)	(190,687)
	$145,810	$7,389	$153,199

As described in Note 2, on November 1, 2010, the Company acquired 100% of the capital stock of Blacksmith. In connection with this acquisition, the Company preliminarily recorded goodwill of $41.7 million based on the amount by which the purchase price exceeded the preliminary fair value of net assets acquired.

As described in Note 3, on September 1, 2010, the Company sold certain assets related to its nail polish remover brand previously included in its Personal Care segment to an unrelated third party. In connection with this divestiture, the Company reversed the gross goodwill asset balance of $4.6 million, which was fully impaired as of March 31, 2010, and the related accumulated impairment charges of $4.6 million, which had been recorded for the nail polish remover brand.  As described in Note 19, the Company's operating and reportable segments now consist of Over-the-Counter Healthcare and Household Cleaning, and any assets remaining in the Personal Care segment after the divestiture have been reclassified to the Over-the-Counter Healthcare segment. As such, the reversal of goodwill for Personal Care is included in the Over-the-Counter Healthcare segment in the table above.

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

For the nine months ended December 31, 2010, the Company was not required to recognize an additional impairment charge.

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

8.    Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2010	$454,571	$142,994	$158	$597,723

Additions	158,047	7,299	—	165,346

Balance — December 31, 2010	$612,618	$150,293	$158	$763,069

Accumulated Amortization
Balance — March 31, 2010	$—	$43,206	$158	$43,364

Additions	—	6,845	—	6,845

Balance — December 31, 2010	$—	$50,051	$158	$50,209

Intangibles, net — December 31, 2010	$612,618	$100,242	$—	$712,860

As described in Note 2, on November 1, 2010, the Company acquired 100% of the capital stock of Blacksmith. In connection with this acquisition, the Company preliminarily allocated $165.3 million of the purchase price to intangible assets, which are comprised of acquired trademarks. The preliminary allocation is based on valuations performed to determine the fair value of such assets as of the acquisition date.

The table above represents intangible assets related to continuing operations.  As described in Note 3, on September 1, 2010, the Company sold certain assets related to its nail polish remover brand previously included in its Personal Care segment to an unrelated third party. In connection with this divestiture, the Company excluded gross intangible assets of $8.3 million and the related accumulated amortization of $3.4 million as of March 31, 2010 from the table above. The net intangible assets related to the nail polish remover brand of $4.9 million as of March 31, 2010 are presented separately on the Consolidated Balance Sheets.

In a manner similar to goodwill, the Company completed a test for impairment of its intangible assets during the fourth quarter of 2010.  The Company recorded no impairment charge as facts and circumstances indicated that the fair values of the intangible assets for its operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of December 31, 2010 continues to support an indefinite useful life for these assets.

For the nine months ended December 31, 2010, the Company was not required to recognize an impairment charge.

At December 31, 2010, intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending December 31
2011	$9,221
2012	8,769
2013	8,062
2014	6,247
2015	6,082
Thereafter	61,861

$100,242

9.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands) as of the dates indicated:

	December 31, 2010	March 31, 2010

Accrued marketing costs	$10,873	$3,823
Accrued payroll	5,186	5,233
Accrued commissions	642	285
Accrued income taxes	—	372
Accrued professional fees	1,392	1,089
Accrued severance	1,912	929
Other	584	2

	$20,589	$11,733

10.    Long-Term Debt

Long-term debt consists of the following (in thousands), as of the dates indicated:

	December 31, 2010	March 31, 2010
Senior secured term loan facility ("2010 Senior Term Loan") that bears interest at the Company's option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%. At December 31, 2010, the average interest rate on the 2010 Senior Term Loan was 4.75%. Principal payments of $0.7 million are payable quarterly beginning December 31, 2011, accrued interest is payable quarterly, with the remaining principal due on the 2010 Senior Term Loan maturity date. The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company's assets. The 2010 Senior Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries, other than Prestige Brands, Inc. (the "Borrower"). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	$259,500	$150,000

Senior unsecured notes (“2010 Senior Notes”) that bear interest at 8.25% which is payable on April 1st and October 1st of each year. The 2010 Senior Notes mature on April 1, 2018; however, the Company may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes (the “Senior Notes Indenture”). The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	250,000	150,000

Senior subordinated notes (“Senior Subordinated Notes”) that bore interest of 9.25% which was payable on April 15th and October 15th of each year. The balance outstanding on the Senior Subordinated Notes as of March 31, 2010 was repaid in full, on April 15, 2010. The Senior Subordinated Notes were unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.	—	28,087

	509,500	328,087
Current portion of long-term debt	(659)	(29,587)

	508,841	298,500
Less: net unamortized discount and premium on the 2010 Senior Term Loan and the 2010 Senior Notes	(5,277)	(3,943)
Long-term debt, net of unamortized discount and premium	$503,564	$294,557

On March 24, 2010, Prestige Brands, Inc. issued $150.0 million of 2010 Senior Notes, with an interest rate of 8.25% and a maturity date of April 1, 2018. On November 1, 2010, Prestige Brands, Inc. issued an additional $100.0 million of 2010 Senior Notes as part of the same series as the 2010 Senior Notes issued in March 2010. The 2010 Senior Notes issued in March and November were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate.
On March 24, 2010, Prestige Brands, Inc. entered into a senior secured term loan facility (“2010 Senior Term Loan”) for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, the Company, together with the Borrower and certain other subsidiaries of the Company, executed an Increase Joinder to the Company's Credit Agreement dated March 24, 2010 pursuant to which the Borrower borrowed an incremental term loan in the amount of $115.0 million. The incremental term loan will mature on March 24, 2016 and otherwise has the same terms as the 2010 Senior Term Loan.
Additionally, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the Borrower's 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the revolving credit facility in an aggregate principal amount of up to $40.0 million. The Company's 2010 Revolving Credit Facility was available for maximum borrowings of $40.0 million at December 31, 2010. Except for the increase in the amount of the revolving credit facility, no other changes were made to the 2010 Revolving Credit Facility.
In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan, and the 2010 Revolving Credit Facility, the Company incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan, and the 2010 Revolving Credit Facility, the Company incurred $0.6 million in issuance costs, all of which was capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes.
On March 24, 2010, the Company retired its Tranche B Term Loan facility with an original maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. In connection with the refinancing, the Company recognized a $0.3 million loss on the extinguishment of debt for the nine months ended December 31, 2010.
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
At any time prior to April 1, 2014, the Company may redeem the 2010 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole premium” calculated as set forth in the Senior Notes Indenture, together with accrued and unpaid interest, if any, to the date of redemption. The Company may redeem the 2010 Senior Notes in whole or in part at any time on or after the 12-month period beginning April 1, 2014 at a redemption price of 104.125% of the principal amount thereof, at a redemption price of 102.063% of the principal amount thereof if the redemption occurs during the 12-month period beginning on April 1, 2015, and at a redemption price of 100% of the principal amount thereof if the redemption occurs on and after April 1, 2016, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to April 1, 2013, with the net cash proceeds from certain equity offerings, the Company may redeem up to 35% in aggregate principal amount of the 2010 Senior Notes at a redemption price of 108.250% of the principal amount of the 2010 Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date.
The Credit Agreement contains various financial covenants, including provisions that require the Company to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The Credit Agreement, the Senior Notes Indenture and the Indenture governing the Senior Subordinated Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement, the Senior Notes Indenture and the Indenture governing the Senior Subordinated Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement, the Senior Notes Indenture and the Indenture governing the Senior Subordinated Notes. At December 31, 2010, the Company was in compliance with the covenants under its long-term indebtedness.
Future principal payments required in accordance with the terms of the Credit Agreement and the Senior Notes Indenture are as follows (in thousands):

Year Ending December 31
2011	$659
2012	2,636
2013	2,636
2014	2,636
2015	2,636
Thereafter	498,297

$509,500

11.    Fair Value Measurements

As deemed appropriate, the Company uses derivative financial instruments to mitigate the impact of changing interest rates associated with its long-term debt obligations. At December 31, 2010, the Company had no open financial derivative financial obligations. While the Company has not historically entered into derivative financial instruments for trading purposes, all of the Company’s derivatives were over-the-counter instruments with liquid markets. The notional, or contractual, amount of the Company’s derivative financial instruments was used to measure the amount of interest to be paid or received and did not represent an actual liability. The Company accounted for the interest rate cap and swap agreements as cash flow hedges.

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

A summary of the fair value of the Company's derivative instruments, their impact on the consolidated statements of operations and comprehensive income and the amounts reclassified from other comprehensive income is as follows (in thousands):

For the Three Months Ended December 31, 2010
	December 31, 2010			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	n/a	$—	$—	n/a	$—	$—

For the Nine Months Ended December 31, 2010
	December 31, 2010			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	n/a	$—	$—	n/a	$—	$—

				For the Three Months Ended December 31, 2009
	December 31, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$125,000	$(794)	Interest Expense	$(830)	$778

				For the Nine Months Ended December 31, 2009
	December 31, 2009			Income Statement Account	Amount Income	Amount Gains
Cash Flow Hedging Instruments	Balance Sheet Location	Notional Amount	Fair Value Asset/ (Liability)	Gains/ Losses Charged	(Expense) Recognized In Income	(Losses) Recognized In OCI
Interest Rate Swap	Other Accrued Liabilities	$125,000	$(794)	Interest Expense	$(2,090)	$1,358

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

At December 31, 2010 and March 31, 2010, the Company was not a party to any outstanding interest rate swap agreements.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At December 31, 2010 and March 31, 2010, the carrying value of the 2010 Senior Term Loan was $259.5 million and $150.0 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at the Company's option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of the Company's 2010 Senior Term Loan was approximately $261.4 million and $150.8 million at December 31, 2010 and March 31, 2010, respectively.

At December 31, 2010 and March 31, 2010, the carrying value of the Company's 2010 Senior Notes was $250.0 million and $150.0 million, respectively.  The market value of these notes was approximately $258.8 million and $152.3 million at December 31, 2010 and March 31, 2010, respectively.  The market values have been determined from market transactions in the Company's debt securities. Also at March 31, 2010, the Company maintained a residual balance of $28.1 million relating to the Senior Subordinated Notes, all of which was redeemed on April 15, 2010 at par value.

12.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2010.

There were no share repurchases during the fiscal year ended March 31, 2010. During the three month period ended December 31, 2010, the Company received 17,000 shares of common stock from an employee in satisfaction of applicable withholding taxes payable upon vesting of restricted common stock on December 2, 2010. The average price of the shares used to satisfy these withholding obligations was $12.07 per share. All of such shares have been recorded as treasury stock. During the nine month period ended December 31, 2010, the Company received 24,000 shares of common stock from employees in satisfaction of applicable withholding taxes payable upon vesting of restricted common stock on May 25, 2010 and December 2, 2010. The average price of the shares used to satisfy these withholding obligations was $10.81 per share. All of such shares have been recorded as treasury stock.

13.    Comprehensive Income

The following table describes the components of comprehensive income for the three and nine month periods ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31
	2010	2009
Components of Comprehensive Income
Net income	$2,178	$10,580

Unrealized gain on interest rate swaps, net of income tax of $296 (2009)	—	482

Comprehensive Income	$2,178	$11,062

	Nine Months Ended December 31
	2010	2009
Components of Comprehensive Income
Net income	$22,806	$28,828

Unrealized gain on interest rate swaps, net of income tax of $516 (2009)	—	842

Comprehensive Income	$22,806	$29,670

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31		Nine Months Ended December 31
	2010	2009	2010	2009
Numerator
Income from continuing operations	$2,146	$10,065	$22,765	$26,269
Income from discontinued operations and gain or loss on sale of discontinued operations	32	515	41	2,559
Net income	$2,178	$10,580	$22,806	$28,828

Denominator
Denominator for basic earnings per share — weighted average shares	50,085	50,030	50,059	50,008

Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	448	44	201	70

Denominator for diluted earnings per share	50,533	50,074	50,260	50,078

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.04	$0.20	$0.46	$0.53
Basic earnings per share from discontinued operations	—	0.01	—	0.05
Basic net earnings per share	$0.04	$0.21	$0.46	$0.58

Diluted earnings per share from continuing operations	$0.04	$0.20	$0.45	$0.53
Diluted earnings per share from discontinued operations	—	0.01	—	0.05
Diluted net earnings per share	$0.04	$0.21	$0.45	$0.58

At December 31, 2010, 226,567 shares of restricted stock granted to employees and directors, including restricted stock units, subject only to time vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 47,678 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of December 31, 2010.  Lastly, at December 31, 2010, there were options to purchase 104,941 shares of common stock outstanding that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock over the three month period ended December 31, 2010, and therefore, their inclusion would be antidilutive.

At December 31, 2009, 212,102 shares of restricted stock granted to employees and directors, subject only to time-vesting, were unvested and excluded from the calculation of basic earnings per share; however, such shares were included in the calculation of diluted earnings per share.  Additionally, 101,802 shares of restricted stock granted to employees have been excluded from the calculation of both basic and diluted earnings per share because vesting of such shares is subject to contingencies that were not met as of December 31, 2009.  Lastly, at December 31, 2009, there were options to purchase 1,391,172 shares of common stock outstanding that were not included in the computation of diluted earnings because their exercise price was greater than the average market price of the common stock over the three month period ended December 31, 2009, and therefore, their inclusion would be antidilutive.

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

During the nine month period ended December 31, 2010, net compensation costs charged against income and the related income tax benefit recognized were $2.8 million and $1.1 million, respectively.  During the nine month period ended December 31, 2009, net compensation costs charged against income and the related income tax benefit recognized were $1.7 million and $0.6 million, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment by the Company of revenue and earnings before income taxes, depreciation and amortization growth targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan or agreement pursuant to which the awards were made.  The fair value of nonvested restricted shares is determined as the closing price of the Company's common stock on the day preceding the grant date.  The weighted-average fair value of restricted shares granted during the nine month periods ended December 31, 2010 and 2009 were $9.01 and $7.09, respectively.

A summary of the Company's restricted shares (including restricted stock units) granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at March 31, 2010	287.1	$8.86
Granted	122.6	9.01
Vested	(88.0)	9.50
Forfeited	(42.5)	10.09
Nonvested at December 31, 2010	279.2	8.54

Nonvested at March 31, 2009	342.4	11.31
Granted	171.6	7.09
Vested	(47.8)	10.97
Forfeited	(152.2)	11.54
Nonvested at December 31, 2009	314.0	8.94

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company's common stock and other factors, including the historical volatilities of comparable companies.  The Company uses appropriate historical, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during the nine month periods ended December 31, 2010 and 2009 were $4.91 and $3.64, respectively.

	Nine Months Ended December 31
	2010	2009
Expected volatility	52.8%	45.6%
Expected dividends	$—	$—
Expected term in years	7.0	7.0
Risk-free rate	3.2%	2.8%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2009	662.6	$11.65	8.8	$—
Granted	1,125.0	7.16
Exercised	—	—
Forfeited or expired	(142.6)	11.26
Outstanding at December 31, 2009	1,645.0	8.61	9.1	—

Outstanding at March 31, 2010	1,584.2	8.50	8.9	2,070.0
Granted	418.5	9.26
Exercised	(13.7)	10.91
Forfeited or expired	(301.0)	10.63
Outstanding at December 31, 2010	1,688.0	8.29	7.9	6,294.3

Exercisable at December 31, 2010	495.8	9.60	5.9	1,280.1

Since the Company's closing stock price of $11.95 at December 31, 2010 exceeded the weighted-average exercise price of the outstanding options, the aggregate intrinsic value of the outstanding options was $6.3 million at December 31, 2010. Since the weighted-average exercise price of the outstanding options exceeded the Company's closing stock price of $7.86 at December 31, 2009, the aggregate intrinsic value of outstanding options was $0 at December 31, 2009.

At December 31, 2010, there were $3.8 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management's estimate of the shares that will ultimately vest.  The Company expects to recognize such costs over a weighted average period of 3.2 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of shares vested during the nine months ended December 31, 2010 and 2009 was $0.8 million and $0.5 million, respectively.  There were 13,700 stock options exercised by a former employee at a weighted average exercise price of $10.91 during the nine month period ending December 31, 2010. There were no options exercised during the nine month period ended December 31, 2009.  At December 31, 2010, there were 2.8 million shares available for issuance under the Plan.

16.    Income Taxes

Income taxes are recorded in the Company's quarterly financial statements based on the Company's estimated annual effective income tax rate subject to adjustments for discrete events should they occur.  The effective tax rates used in the calculation of income taxes were 59.7% and 41.1%, respectively, for the three and nine month periods ended December 31, 2010, and were 42.9% and 39.9%, respectively, for the three and nine month periods ended December 31, 2009. The increase in effective tax rates for the three and nine months ended December 31, 2010 is primarily due to $0.8 million of non-deductible transaction expenses, and a $0.3 million charge for increasing our deferred state tax rate related to the Blacksmith acquisition.

At December 31, 2010, Medtech Products Inc., a wholly-owned subsidiary of the Company, had a net operating loss carryforward of approximately $1.9 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $0.2 million.

Uncertain tax liability activity is as follows:

	2010	2009
(In thousands)
Balance — March 31	$315	$225
Adjustments based on tax positions related to the current year	141	100
Balance — December 31	$456	$325

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company does not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year. For the three and nine months ended December 31, 2010 and 2009, the Company did not incur or recognize any material interest or penalties related to income taxes.

17.    Commitments and Contingencies

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech Products Inc. (“Medtech”), a wholly-owned subsidiary of the Company, was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division (the “California Court”).  In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech's two Dermoplast products.  Medtech filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the U.S. District Court for the Southern District of New York (the “New York Court”).

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

Lease Commitments
The Company has operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for the Company's operating leases (in thousands) as of December 31, 2010:

	Facilities	Equipment	Total
Year Ending December 31
2011	$931	$82	$1,013
2012	845	50	895
2013	691	31	722
2014	199	1	200
Thereafter	—	—	—

	$2,666	$164	$2,830

Rent expense for each of the three month periods ended December 31, 2010 and 2009 was $0.2 million, while rent expense for each of the nine month periods ended December 31, 2010 and 2009 was $0.6 million.

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

(In thousands)

Year Ending December 31
2011	$9,101
2012	1,174
2013	1,143
2014	1,113
2015	1,082
Thereafter	3,944

$17,557

18.    Concentrations of Risk

The Company's sales are concentrated in the areas of over-the-counter healthcare and household cleaning products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and nine month periods ended December 31, 2010, approximately 53.0% and 61.6%, respectively, of the Company's total sales were derived from its four major brands, while during the three and nine month periods ended December 31, 2009 approximately 63.7% and 65.1%, respectively, of the Company's total sales were derived from its four major brands.  During the three and nine month periods ended December 31, 2010, approximately 22.8% and 22.6%, respectively, of the Company's sales were made to one customer, while during the three and nine month periods ended December 31, 2009, approximately 24.9% and 25.2%, respectively, of sales were to this customer.  At December 31, 2010, approximately 20.5% of accounts receivable were owed by the same customer.

The Company manages the majority of its product distribution in the continental United States through a main distribution center in St. Louis, Missouri.  In addition, as the result of the Blacksmith acquisition, the Company manages product distribution through a distribution center in Plainfield, Indiana. A serious disruption, such as a flood or fire, to either distribution center could damage the Company's inventories and could materially impair the Company's ability to distribute its products to customers in a timely manner or at a reasonable cost.  The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace either of its distribution centers.  As a result, any such disruption could have a material adverse effect on the Company's sales and profitability.

At December 31, 2010, the Company had relationships with 43 third party manufacturers.  Of those, the Company had long-term contracts with eight manufacturers that produced items that accounted for approximately 43.5% of gross sales for the nine months ended December 31, 2010. At December 31, 2009, the Company had relationships with 38 third party manufacturers.  Of those, the Company had long-term contracts with seven manufacturers that produced items that accounted for approximately 31.0% of gross sales for the nine months ended December 31, 2009. The fact that the Company does not have long term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on the Company's business, financial condition and results from operations.

19.    Business Segments

Segment information has been prepared in accordance with the Segment Topic of the FASB ASC. As described in Note 3, on September 1, 2010, the Company sold certain assets related to its nail polish remover brand previously included in its Personal Care segment to an unrelated third party. The sold assets comprised a substantial majority of the assets in the Personal Care segment. The remaining assets and revenue generated do not constitute a reportable segment under the Segment Reporting Topic of the FASB ASC.  The Company reclassified the remaining assets and results to the Over-the-Counter Healthcare segment for all periods presented. The Company's operating and reportable segments now consist of (i) Over-the-Counter Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.

The tables below summarize information about the Company's operating and reportable segments.

	For the Three Months Ended December 31, 2010
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$67,287	$22,790	$90,077
Other revenues	173	358	531

Total revenues	67,460	23,148	90,608
Cost of sales	30,827	15,769	46,596

Gross profit	36,633	7,379	44,012
Advertising and promotion	11,842	1,207	13,049

Contribution margin	$24,791	$6,172	30,963
Other operating expenses			17,939

Operating income			13,024
Other expense			7,674
Provision for income taxes			3,204
Income from continuing operations			2,146

Income from discontinued operations, net of income tax			32

Net income			$2,178

	For the Nine Months Ended December 31, 2010
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$162,652	$75,434	$238,086
Other revenues	368	1,693	2,061

Total revenues	163,020	77,127	240,147
Cost of sales	64,477	51,097	115,574

Gross profit	98,543	26,030	124,573
Advertising and promotion	23,918	4,857	28,775

Contribution margin	$74,625	$21,173	95,798
Other operating expenses			38,277

Operating income			57,521
Other expense			18,808
Provision for income taxes			15,948
Income from continuing operations			22,765

Income from discontinued operations, net of income tax			591
Loss on sale of discontinued operations, net of income tax benefit			(550)

Net income			$22,806

	For the Three Months Ended December 31, 2009
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$46,544	$26,828	$73,372
Other revenues	9	437	446

Total revenues	46,553	27,265	73,818
Cost of sales	17,166	17,481	34,647

Gross profit	29,387	9,784	39,171
Advertising and promotion	5,160	877	6,037

Contribution margin	$24,227	$8,907	33,134
Other operating expenses			9,869

Operating income			23,265
Other expense			5,558
Provision for income taxes			7,642
Income from continuing operations			10,065

Income from discontinued operations, net of income tax			358
Gain on sale of discontinued operations, net of income tax			157

Net income			$10,580

	For the Nine Months Ended December 31, 2009
	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$138,907	$82,271	$221,178
Other revenues	29	1,454	1,483

Total revenues	138,936	83,725	222,661
Cost of sales	50,409	53,765	104,174

Gross profit	88,527	29,960	118,487
Advertising and promotion	19,299	5,080	24,379

Contribution margin	$69,228	$24,880	94,108
Other operating expenses			33,455

Operating income			60,653
Other expense			16,853
Provision for income taxes			17,531
Income from continuing operations			26,269

Income from discontinued operations, net of income tax			2,402
Gain on sale of discontinued operations, net of income tax			157

Net income			$28,828

During the three and nine month periods ended December 31, 2010, approximately 95.5% and 95.7%, respectively, of the Company's sales were made to customers in the United States and Canada, while during the three and nine month periods ended December 31, 2009, approximately 95.5% and 95.6%, respectively, of sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At December 31, 2010, substantially all of the Company's long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	Over-the- Counter Healthcare	Household Cleaning	Consolidated

Goodwill	$145,810	$7,389	$153,199

Intangible assets
Indefinite-lived	492,797	119,821	612,618
Finite-lived	68,407	31,835	100,242
	561,204	151,656	712,860

	$707,014	$159,045	$866,059

20. Condensed Consolidating Financial Statements

As described in Note 10, the Company, together with certain of its wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the Senior Notes Indenture, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes. The wholly-owned subsidiaries of the Company which have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company and The Spic and Span Company (collectively, the "Subsidiary Guarantors"). A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from the Company's subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from the Company's subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, the Company has indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental condensed consolidating balance sheets as of December 31, 2010 and March 31, 2010 and condensed consolidating statements of operations for the three and nine month periods ended December 31, 2010 and 2009, and condensed consolidating statements of cash flows for the nine month periods ended December 31, 2010 and 2009. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries,
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the consolidated financial statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$66,089	$22,790	$1,198	$—	$90,077
Other Revenue	—	173	358	336	(336)	531
Total Revenue	—	66,262	23,148	1,534	(336)	90,608

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	30,662	15,769	501	(336)	46,596
Gross Profit	—	35,600	7,379	1,033	—	44,012

Advertising and promotion	3	11,232	1,206	608	—	13,049
General and administrative	(74)	12,445	2,797	258	—	15,426
Depreciation and amortization	111	1,921	463	18	—	2,513
Total operating expenses	40	25,598	4,466	884	—	30,988

Operating income (loss)	(40)	10,002	2,913	149	—	13,024

Other (income) expense
Interest income	(13,073)	(2,258)	—	(85)	15,416	—
Interest expense	—	19,534	3,556	—	(15,416)	7,674
Equity in income of subsidiaries	4,698	—	—	—	(4,698)	—
Total other (income) expense	(8,375)	17,276	3,556	(85)	(4,698)	7,674

Income (loss) from continuing operations before income taxes	8,335	(7,274)	(643)	234	4,698	5,350

Provision for income taxes	6,157	(2,797)	(245)	89	—	3,204
Income (loss) from continuing operations	2,178	(4,477)	(398)	145	4,698	2,146

Discontinued operations
Income from discontinued operations, net of income tax	—	17	15	—	—	32
Loss on sale of discontinued operations, net of income tax benefit	—	—	—	—	—	—
Net income (loss)	$2,178	$(4,460)	$(383)	$145	$4,698	$2,178

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$45,523	$26,828	$1,021	$—	$73,372
Other Revenue	—	9	437	186	(186)	446
Total Revenue	—	45,532	27,265	1,207	(186)	73,818

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	16,917	17,481	435	(186)	34,647
Gross Profit	—	28,615	9,784	772	—	39,171

Advertising and promotion	—	4,620	877	540	—	6,037
General and administrative	134	4,520	2,591	166	—	7,411
Depreciation and amortization	99	1,869	472	18	—	2,458
Total operating expenses	233	11,009	3,940	724	—	15,906

Operating income (loss)	(233)	17,606	5,844	48	—	23,265

Other (income) expense
Interest income	(13,162)	(2,332)	—	(27)	15,521	—
Interest expense	—	17,499	3,580	—	(15,521)	5,558
Equity in income of subsidiaries	(2,288)	—	—	—	2,288	—
Total other (income) expense	(15,450)	15,167	3,580	(27)	2,288	5,558

Income (loss) from continuing operations before income taxes	15,217	2,439	2,264	75	(2,288)	17,707

Provision for income taxes	4,637	1,906	1,021	78	—	7,642
Income (loss) from continuing operations	10,580	533	1,243	(3)	(2,288)	10,065

Discontinued operations
Income from discontinued operations, net of income tax	—	327	31	—	—	358
Gain/(loss) on sale of discontinued operations, net of income tax/(benefit)	—	788	(631)	—	—	157
Net income (loss)	$10,580	$1,648	$643	$(3)	$(2,288)	$10,580

Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$159,772	$75,434	$2,880	$—	$238,086
Other Revenue	—	369	1,692	1,327	(1,327)	2,061
Total Revenue	—	160,141	77,126	4,207	(1,327)	240,147

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	64,680	51,097	1,124	(1,327)	115,574
Gross Profit	—	95,461	26,029	3,083	—	124,573

Advertising and promotion	2	22,864	4,858	1,051	—	28,775
General and administrative	(225)	22,651	8,196	319	—	30,941
Depreciation and amortization	338	5,559	1,388	51	—	7,336
Total operating expenses	115	51,074	14,442	1,421	—	67,052

Operating income (loss)	(115)	44,387	11,587	1,662	—	57,521

Other (income) expense
Interest income	(39,142)	(6,884)	—	(132)	46,158	—
Interest expense	—	54,021	10,645	—	(46,158)	18,508
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	110	—	—	—	(110)	—
Total other (income) expense	(39,032)	47,437	10,645	(132)	(110)	18,808

Income (loss) from continuing operations before income taxes	38,917	(3,050)	942	1,794	110	38,713

Provision for income taxes	16,111	(993)	361	469	—	15,948
Income (loss) from continuing operations	22,806	(2,057)	581	1,325	110	22,765

Discontinued operations
Income (loss) from discontinued operations, net of income tax	—	578	13	—	—	591
Loss on sale of discontinued operations, net of income tax benefit	—	(550)	—	—	—	(550)
Net income (loss)	$22,806	$(2,029)	$594	$1,325	$110	$22,806

Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$136,129	$82,271	$2,778	$—	$221,178
Other Revenue	—	29	1,454	984	(984)	1,483
Total Revenue	—	136,158	83,725	3,762	(984)	222,661

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	50,256	53,766	1,136	(984)	104,174
Gross Profit	—	85,902	29,959	2,626	—	118,487

Advertising and promotion	—	18,217	5,080	1,082	—	24,379
General and administrative	(114)	16,290	9,921	(10)	—	26,087
Depreciation and amortization	278	5,621	1,417	52	—	7,368
Total operating expenses (income)	164	40,128	16,418	1,124	—	57,834

Operating income	(164)	45,774	13,541	1,502	—	60,653

Other (income) expense
Interest income	(39,411)	(6,977)	—	(87)	46,475	—
Interest expense	—	52,609	10,719	—	(46,475)	16,853
Equity in income of subsidiaries	(4,259)	—	—	—	4,259	—
Total other (income) expense	(43,670)	45,632	10,719	(87)	4,259	16,853

Income (loss) from continuing operations before income taxes	43,506	142	2,822	1,589	(4,259)	43,800

Provision (benefit) for income taxes	14,678	1,239	1,233	381	—	17,531
Income (loss) from continuing operations	28,828	(1,097)	1,589	1,208	(4,259)	26,269

Discontinued operations
Income from discontinued operations, net of income tax	—	2,149	253	—	—	2,402
Gain/(loss) on sale of discontinued operations, net of income tax/(benefit)	—	787	(630)	—	—	157
Net income (loss)	$28,828	$1,839	$1,212	$1,208	$(4,259)	$28,828

Condensed Consolidating Balance Sheet
December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$82,652	$—	$—	$614	$—	$83,266
Accounts receivable	17	33,930	7,041	993	—	41,981
Inventories	—	38,148	8,969	790	—	47,907
Deferred income tax assets	806	3,416	477	1	—	4,700
Prepaid expenses and other current assets	1,039	671	89	1	—	1,800
Current assets of discontinued operations	—	—	—	—	—	—
Total current assets	84,514	76,165	16,576	2,399	—	179,654

Property and equipment	1,078	116	197	15	—	1,406
Goodwill	—	145,809	7,390	—	—	153,199
Intangible assets	—	560,751	151,656	453	—	712,860
Other long-term assets	—	6,729	—	—	—	6,729
Intercompany receivable	926,912	959,307	93,725	4,378	(1,984,322)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,468,623	$1,748,877	$269,544	$7,245	$(2,440,441)	$1,053,848

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$895	$12,056	$4,912	$819	$—	$18,682
Accrued interest payable	—	5,156	—	—	—	5,156
Other accrued liabilities	5,315	22,093	(6,254)	(565)	—	20,589
Current portion of long-term debt	—	659	—	—	—	659
Total current liabilities	6,210	39,964	(1,342)	254	—	45,086

Long-term debt
Principal amount	—	508,841	—	—	—	508,841
Less unamortized discount	—	(5,277)	—	—	—	(5,277)
Long-term debt, net of unamortized discount	—	503,564	—	—	—	503,564

Deferred income tax liabilities	(2,550)	129,991	23,163	92	—	150,696

Intercompany payable	937,916	872,092	173,607	707	(1,984,322)	—
Intercompany equity in subsidiaries	172,545	—	—	—	(172,545)	—

Total Liabilities	1,114,121	1,545,611	195,428	1,053	(2,156,867)	699,346

Stockholders' Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	386,928	337,458	118,637	24	(456,119)	386,928
Treasury stock	(327)	—	—	—	—	(327)
Retained earnings (accumulated deficit)	(32,601)	(139,919)	(44,521)	11,895	172,545	(32,601)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	354,502	203,266	74,116	6,192	(283,574)	354,502

Total Liabilities and Stockholders' Equity	$1,468,623	$1,748,877	$269,544	$7,245	$(2,440,441)	$1,053,848

Condensed Consolidating Balance Sheet
March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$40,644	$—	$—	$453	$—	$41,097
Accounts receivable	1,054	18,865	10,025	677	—	30,621
Inventories	—	19,798	7,257	621	—	27,676
Deferred income tax assets	2,315	3,639	398	1	—	6,353
Prepaid expenses and other current assets	4,442	226	248	1	—	4,917
Current assets of discontinued operations	—	1,486	—	—	—	1,486
Total current assets	48,455	44,014	17,928	1,753	—	112,150

Property and equipment	841	236	297	22	—	1,396
Goodwill	—	104,099	7,390	—	—	111,489
Intangible assets	—	400,900	152,964	495	—	554,359
Other long-term assets	—	7,148	—	—	—	7,148
Long-term assets of discontinued operations	—	4,870	—	—	—	4,870
Intercompany receivable	712,224	729,069	90,251	3,989	(1,535,533)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,526	$5,837	$4,060	$348	$—	$12,771
Accrued interest payable	—	1,561	—	—	—	1,561
Other accrued liabilities	10,234	4,960	(3,476)	15	—	11,733
Current portion of long-term debt	—	29,587	—	—	—	29,587
Total current liabilities	12,760	41,945	584	363	—	55,652

Long-term debt
Principal amount	—	298,500	—	—	—	298,500
Less unamortized discount	—	(3,943)	—	—	—	(3,943)
Long-term debt, net of unamortized discount	—	294,557	—	—	—	294,557

Deferred income tax liabilities	(4)	91,828	20,224	96	—	112,144

Intercompany payable	703,389	656,711	174,500	933	(1,535,533)	—
Intercompany equity in subsidiaries	172,435	—	—	—	(172,435)	—

Total Liabilities	888,580	1,085,041	195,308	1,392	(1,707,968)	462,353

Stockholders' Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	384,027	337,458	118,637	24	(456,119)	384,027
Treasury stock	(63)	—	—	—	—	(63)
Retained earnings (accumulated deficit)	(55,407)	(137,890)	(45,115)	10,570	172,435	(55,407)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	329,059	205,295	73,522	4,867	(283,684)	329,059

Total Liabilities and Stockholders’ Equity	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$22,806	$(2,029)	$594	$1,325	$110	$22,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	338	5,789	1,388	50	—	7,565
Loss on sale of discontinued operations	—	890	—	—	—	890
Deferred income taxes	(1,039)	3,768	2,862	—	—	5,591
Amortization of deferred financing costs	—	767	—	—	—	767
Stock-based compensation costs	2,751	—	—	—	—	2,751
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	480	—	—	—	480
Loss on disposal of equipment	3	105	20	3	—	131
Changes in operating assets and liabilities
Accounts receivable	1,037	3,624	2,985	(316)	—	7,330
Inventories	—	4,696	(1,712)	(170)	—	2,814
Inventories held for sale	—	1,114	—	—	—	1,114
Prepaid expenses and other current assets	3,404	(395)	157	—	—	3,166
Accounts payable	(1,631)	(746)	852	471	—	(1,054)
Accrued liabilities	(2,069)	11,567	(2,778)	288	—	7,008
Net cash provided by (used for) operating activities	25,600	29,930	4,368	1,651	110	61,659

Investing Activities
Purchases of equipment	(358)	(44)	—	(3)	—	(405)
Proceeds from sale of discontinued operations	—	4,122	—	—	—	4,122
Acquisition of Blacksmith, net of cash acquired	(221)	(201,823)	—	—	—	(202,044)
Net cash (used for) provided by investing activities	(579)	(197,745)	—	(3)	—	(198,327)

Financing Activities
Proceeds from issuance of senior notes	—	100,250	—	—	—	100,250
Proceeds from issuance of senior term loan	—	112,936	—	—	—	112,936
Payment of deferred financing costs	—	(648)	—	—	—	(648)
Repayment of long-term debt	—	(33,587)	—	—	—	(33,587)
Proceeds from exercise of stock options	150	—	—	—	—	150
Purchase of treasury stock	(264)	—	—	—	—	(264)
Intercompany activity, net	17,101	(11,136)	(4,368)	(1,487)	(110)	—
Net cash (used for) provided by financing activities	16,987	167,815	(4,368)	(1,487)	(110)	178,837

Increase in cash	42,008	—	—	161	—	42,169
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$82,652	$—	$—	$614	$—	$83,266

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$28,828	$1,839	$1,212	$1,208	$(4,259)	$28,828
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	278	6,334	2,015	52	—	8,679
Loss (gain) on sale of discontinued operations	—	(1,268)	1,015	—	—	(253)
Deferred income taxes	(605)	5,525	5,334	—	—	10,254
Amortization of deferred financing costs	—	1,432	—	—	—	1,432
Stock-based compensation costs	1,658	—	—	—	—	1,658
Loss on extinguishment of debt	—	—	—	—	—	—
Amortization of debt discount	—	—	—	—	—	—
Loss on disposal of equipment	—	—	—	—	—	—
Changes in operating assets and liabilities
Accounts receivable	494	4,182	1,981	(250)	—	6,407
Inventories	—	(2,993)	(3,459)	(506)	—	(6,958)
Inventories held for sale	—	(1,323)	—	—	—	(1,323)
Prepaid expenses and other current assets	(643)	26	(46)	(1)	—	(664)
Accounts payable	189	1,073	(558)	302	—	1,006
Accrued liabilities	4,484	1,048	(4,462)	354	—	1,424
Net cash provided by (used for) operating activities	34,683	15,875	3,032	1,159	(4,259)	50,490

Investing Activities
Purchases of equipment	(337)	(35)	—	(30)	—	(402)
Proceeds from sale of discontinued operations	(1,000)	4,476	4,517	—	—	7,993
Net cash (used for) provided by investing activities	(1,337)	4,441	4,517	(30)	—	7,591

Financing Activities
Payment of deferred financing costs	—	—	—	—	—	—
Repayment of long-term debt	—	(59,000)	—	—	—	(59,000)
Purchase of treasury stock	—	—	—	—	—	—
Intercompany activity, net	(34,257)	38,684	(7,549)	(1,137)	4,259	—
Net cash (used for) provided by financing activities	(34,257)	(20,316)	(7,549)	(1,137)	4,259	(59,000)

Increase (decrease) in cash	(911)	—	—	(8)	—	(919)
Cash - beginning of period	34,458	—	—	723	—	35,181

Cash - end of period	$33,547	$—	$—	$715	$—	$34,262

21.    Subsequent Events
On January 6, 2011, the Company acquired certain assets comprising the Dramamine business in the United States. The purchase price was $76.0 million in cash, subject to a post-closing inventory adjustment. The Dramamine brand is complementary to the Company's existing Over-the-Counter brands. The purchase price was funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the Company has not yet completed the initial accounting for the acquisition, and the acquisition-date fair values of the acquired assets and assumed liabilities have not yet been determined.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 54 of this Quarterly Report on Form 10-Q.

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

Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. The working capital adjustment is among a number of items that we are challenging related to the purchase price. In connection with this acquisition, we acquired five leading consumer Over-the-Counter brands: Efferdent®, Effergrip®, PediaCare®, Luden's®, and NasalCrom®. These brands are complementary to our existing Over-the-Counter brands. We expect that the acquisition of the five brands will enhance our position in the Over-the-Counter market. Additionally, we believe that these newly acquired brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.
The acquisition was accounted for in accordance with the Business Combinations Topic of the ASC which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes our preliminary allocation of the $204.5 million purchase price to the assets we acquired and liabilities we assumed in the Blacksmith acquisition:

(In thousands)

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	23,045
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	41,710
Trademarks	165,346
Other long-term assets	19
Total assets acquired	251,573

Accounts payable	6,965
Accrued expenses	3,412
Income taxes payable	2,031
Deferred income taxes	34,614
Total liabilities assumed	47,022

Total purchase price	$204,551

Transaction and other costs associated with the Blacksmith acquisition of $6.9 million are included in general and administrative expenses on the Company's statement of operations for the three and nine months ended December 31, 2010.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is based on valuations performed by an independent third party to determine the fair value of such assets as of the acquisition date. We are still assessing the economic characteristics of certain trademarks. We expect to substantially complete this assessment during the fourth quarter of the fiscal year ending March 31, 2011 and may adjust the amounts recorded as of December 31, 2010 to reflect any revised valuations.

We preliminarily recorded goodwill based on the amount by which the purchase price exceeded the preliminary fair value of net assets acquired. The preliminary amount of goodwill deductible for tax purposes is $4.6 million.

We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average life of 15 years.

The operating results of Blacksmith have been included in our consolidated financial statements from the date of acquisition. Revenues of the acquired operations from November 1, 2010 through December 31, 2010 were $15.2 million while the net loss was $3.2 million.

Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the nail polish remover brand previously included in our Personal Care products segment to an unrelated third party ("the Cutex® divestiture"). In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related assets as assets of discontinued operations in the consolidated balance sheets as of March 31, 2010, and reclassified the related operating results as discontinued operations in the consolidated financial statements and related notes for all periods presented. We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million net of tax effects on the sale in the nine month period ended December 31, 2010. The total sales price for the assets was $4.1 million, the proceeds for which were received upon closing. As the assets sold comprised a substantial majority of the assets in the Personal Care segment, we reclassified the remaining assets to the Over-the-Counter Healthcare segment for all periods presented.

In October 2009, we sold certain assets related to the shampoo brands previously included in our Personal Care products segment to an unrelated third party.  In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related assets as held for sale in the consolidated balance sheet as of March 31, 2010 and we reclassified the related operating results as discontinued in the consolidated financial statements and related notes for all periods presented.  We recognized a gain of $0.3 million on a pre-tax basis and $0.2 million net of tax effects on the sale in the quarter and nine month period ended December 31, 2009. The total sales price for the assets was $9.0 million, subject to an inventory adjustment, with $8.0 million received upon closing. The remaining $1.0 million was received by us in October 2010.

The following table presents the assets related to the discontinued operations as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010

Inventory	$—	$1,486
Intangible assets	—	4,870

Total assets of discontinued operations	$—	$6,356

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2010	2009	2010	2009
Components of Income
Revenues	$84	$2,281	$4,027	$12,979
Income before income taxes	51	576	957	3,868

Three Month Period Ended December 31, 2010 compared to the
Three Month Period Ended December 31, 2009

Revenues (in thousands)

	2010		2009		Increase
	Revenues	%	Revenues	%	(Decrease)%

OTC Healthcare	$67,460	74.5	$46,553	63.1	$20,907	44.9
Household Cleaning	23,148	25.5	27,265	36.9	(4,117)	(15.1)

	$90,608	100.0	$73,818	100.0	$16,790	22.7

Revenues for the three month period ended December 31, 2010 were $90.6 million, an increase of $16.8 million, or 22.7%, versus the three month period ended December 31, 2009. Revenues for the Over-the-Counter Healthcare segment increased, primarily due to revenues of $15.2 million from sales of the acquired Blacksmith products, while revenues for the Household Cleaning segment decreased, versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 4.5% of total revenues, increased by $0.8 million, or 23%, during 2010 compared to 2009, primarily due to increased shipments of eye care products to our Australian and Venezuelan distributors.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $20.9 million, or 45%, during 2010 versus 2009.  The increase in revenues was primarily due to revenues of $15.2 million from sales of the acquired Blacksmith products. Additionally, we increased advertising and promotional activities which resulted in increased shipments to retailers. Revenue increases for Chloraseptic, Little Remedies, Compound W and Clear Eyes were partially offset by revenue decreases for The Doctor's. Chloraseptic revenues increased primarily due to new products and expanded distribution. The Doctor's revenue decrease was primarily the result of our largest customer discontinuing the sale of The Doctor's Brushpicks and reducing the number of stores in which The Doctor's Nightguard is sold. Little Remedies revenue increased as the result of the launch of the new Little Remedies Honey Elixir product. Compound W revenues increased as the result of an increase in consumer consumption for both cryogenic and non-cryogenic products, and the continued sell-in of the new Compound W Skin Tag Remover in Canada. Clear Eyes revenues increased primarily due to distribution gains for its new multi-symptom relief eye drop product.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $4.1 million, or 15.1%, during 2010 versus 2009.  Revenue decreased for Comet, Spic and Span and Chore Boy. Comet revenues decreased primarily due to lower consumer demand for bathroom spray.  Spic and Span revenues were lower in 2010 versus 2009 due to a promotion in 2009 which resulted in increased shipments to retailers that was not repeated in 2010.

Gross Profit (in thousands)

	2010		2009		Increase
	Gross Profit	%	Gross Profit	%	(Decrease)%

OTC Healthcare	$36,633	54.3	$29,387	63.1	$7,246	24.7
Household Cleaning	7,379	31.9	9,784	35.9	(2,405)	(24.6)

	$44,012	48.6	$39,171	53.1	$4,841	12.4

Gross profit for 2010 increased $4.8 million, or 12%, when compared with 2009.  As a percent of total revenues, gross profit decreased from 53% in 2009 to 49% in 2010. The increase in gross profit is primarily due to the $3.6 million of gross profit recognized on sales of the acquired Blacksmith brands, net of a $3.5 million step-up adjustment related to inventory valuation in connection with the Blacksmith acquisition. Due to the acquisition of Blacksmith, the Blacksmith inventory was valued at a price higher than it will be purchased for in the future. The decrease in gross profit as a percent of revenues was primarily due to the previously mentioned adjustment related to inventory valuation in connection with the Blacksmith acquisition.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $7.2 million, or 24.7%, during 2010 versus 2009.  As a percent of Over-the-Counter Healthcare revenues, gross profit decreased from 63.1% during 2009 to 54.3% during 2010.  The decrease in gross profit percentage was primarily the result of the previously mentioned step-up adjustment related to inventory valuation in connection with the Blacksmith acquisition, as well as the realization of a lower gross profit percentage for the acquired Blacksmith products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $2.4 million, or 25%, during 2010 versus 2009.  As a percent of Household Cleaning revenue, gross profit decreased from 36% during 2009 to 32% during 2010. The decrease in gross profit percentage was primarily the result of higher distribution costs and increased cost of sales due to the sale of promotional bonus packages for Comet and Spic and Span.

Contribution Margin (in thousands)

	2010		2009
	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$24,791	36.7	$24,227	52.0	$564	2.3
Household Cleaning	6,172	26.7	8,907	32.7	(2,735)	(30.7)

	$30,963	34.2	$33,134	44.9	$(2,171)	(6.6)

Contribution Margin, defined as gross profit less advertising and promotional expenses, decreased $2.2 million, or 7%, during 2010 versus 2009.  The contribution margin decrease was due primarily to increased advertising and promotional spending and the inventory valuation charge related to the acquired Blacksmith brands, partially offset by the increase in gross profit. Advertising and promotional spending in the current quarter increased $7.0 million, or 116%, as a result of the differences in timing of advertising and promotional spending during the year. In 2009, the majority of spending occurred in the first two quarters of the year while in 2010, the majority of the advertising and promotional spending occurred during the third quarter.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $0.6 million, or 2%, during 2010 versus 2009. The contribution margin increase was the result of the $1.9 million contribution margin increase primarily related to increased sales of Chloraseptic, Clear Eyes, Compound W, The Doctor's and Little Remedies and increased international sales, less a $1.3 million reduction in contribution margin related to the acquired Blacksmith brands. Advertising and promotional spending increased $6.7 million, or 129% due to differences in timing of advertising and promotional spending as noted above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.7 million, or 31%, during 2010 versus 2009.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and a $0.3 million, or 38%, increase in advertising and promotional spending. The increase in advertising and promotional spending primarily related to increase in consumer promotion for Comet bathroom spray.

General and Administrative
General and administrative expenses were $15.4 million for 2010 versus $7.4 million for 2009. The increase in expense was primarily due to the incurrence of $6.9 million of transaction and other costs directly related to the acquisition of Blacksmith.

Depreciation and Amortization
Depreciation and amortization expense was $2.5 million for both 2010 and 2009.

Interest Expense
Net interest expense was $7.7 million during 2010 versus $5.6 million during 2009. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the Blacksmith acquisition and an increase in cash held in anticipation of the Dramamine acquisition. The average cost of funds increased from 6.8% for 2009 to 7.6% for 2010 while the average indebtedness outstanding increased from $328.8 million during 2009 to $402.5 million during 2010.

Income Taxes
The provision for income taxes during 2010 was $3.2 million versus $7.6 million during 2009.  The effective tax rate during 2010 was 59.7% versus 42.9% during 2009.  The increase in the effective rate is primarily due to $0.8 million of non-deductible transaction expenses and a $0.3 million charge for increasing our deferred state tax rate related to the Blacksmith acquisition.

Nine Month Period Ended December 31, 2010 compared to the
Nine Month Period Ended December 31, 2009

Revenues (in thousands)

	2010		2009		Increase
	Revenues	%	Revenues	%	(Decrease)%

OTC Healthcare	$163,020	67.9	$138,936	62.4	$24,084	17.3
Household Cleaning	77,127	32.1	83,725	37.6	(6,598)	(7.9)

	$240,147	100.0	$222,661	100.0	$17,486	7.9

Revenues for the nine month period ended December 31, 2010 were $240.1 million, an increase of $17.5 million, or 7.9%, versus the nine month period ended December 31, 2009. Revenues for the Over-the-Counter Healthcare segment increased, primarily due to revenues of $15.2 million from the acquired Blacksmith products, while revenues for the Household Cleaning segment decreased, versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 4.3% of total revenues, increased by $0.7 million, or 7%, during 2010 compared to 2009, primarily due to increased shipments of eye care products by our United Kingdom subsidiary and to our Venezuelan distributor.

Over-the-Counter Healthcare Segment
Revenues for the Over-the-Counter Healthcare segment increased $24.1 million, or 17.3%, during 2010 versus 2009.  The increase in revenues was primarily due to revenues of $15.2 million from sales of the acquired Blacksmith products. Revenue increases for Chloraseptic, Clear Eyes, Compound W and Little Remedies were partially offset by revenue decreases for The Doctor's. Chloraseptic revenues increased as a result of new products and expanded distribution. Clear Eyes revenues increased primarily due to increased consumer consumption and distribution gains for its new multi-symptom relief eye drop product. Compound W revenues increased as the result of an increase in consumer consumption for both cryogenic and non-cryogenic products, and the sell-in of the new Compound W Skin Tag Remover in Canada. Little Remedies revenues increased as the result of the successful sell-in of its new medicated pediatric product and increased consumer consumption of its non-medicated pediatric products. The Doctor's revenues decrease was primarily the result of our largest customer discontinuing the sale of The Doctor's Brushpicks and reducing the number of stores in which The Doctor's Nightguard is sold.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $6.6 million, or 8%, during 2010 versus 2009.  Revenues decreased across the segment. Comet revenues decreased primarily due to lower consumer demand for bathroom spray. Spic and Span revenues decreased as a result of weaker consumer consumption of dilutibles.  Chore Boy revenues decreased primarily due to decreased customer shipments of metal scrubbers.

Gross Profit (in thousands)

	2010		2009		Increase
	Gross Profit	%	Gross Profit	%	(Decrease)%

OTC Healthcare	$98,543	60.4	$88,527	63.7	$10,016	11.3
Household Cleaning	26,030	33.7	29,960	35.8	(3,930)	(13.1)

	$124,573	51.9	$118,487	53.2	$6,086	5.1

Gross profit for 2010 increased $6.1 million, or 5%, when compared with 2009.  As a percent of total revenues, gross profit decreased from 53.2% in 2009 to 51.9% in 2010. The increase in gross profit is primarily due to the $3.6 million of gross profit recognized on sales of the acquired Blacksmith products, net of a $3.5 million purchase accounting adjustment related to a reduction in inventory valuation for the Blacksmith acquisition. The decrease in gross profit as a percent of revenues was primarily due to the previously mentioned step-up adjustment related to inventory valuation in connection with the Blacksmith acquisition.

Over-the-Counter Healthcare Segment
Gross profit for the Over-the-Counter Healthcare segment increased $10.0 million, or 11%, during 2010 versus 2009.  As a percent of Over-the-Counter Healthcare revenues, gross profit decreased from 64% during 2009 to 60% during 2010.  The decrease in gross profit percentage was primarily the result of the previously mentioned step-up adjustment related to inventory valuation in connection with the Blacksmith acquisition, as well as the realization of a lower gross profit percentage on sales of the acquired Blacksmith products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $3.9 million, or 13%, during 2010 versus 2009.  As a percent of Household Cleaning revenue, gross profit decreased from 36% during 2009 to 34% during 2010. The decrease in gross profit percentage was primarily the result of higher product costs for Chore Boy, an unfavorable sales mix, higher distribution costs and increased cost of sales due to the sale of promotional bonus packages for Comet and Spic and Span.

Contribution Margin (in thousands)

	2010		2009
	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$74,625	45.8	$69,228	49.8	$5,397	7.8
Household Cleaning	21,173	27.5	24,880	29.7	(3,707)	(14.9)

	$95,798	39.9	$94,108	42.3	$1,690	1.8

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $1.7 million, or 1.8%, during 2010 versus 2009.  The contribution margin increase was the result of the increase in gross profit as previously discussed offset by a $4.4 million, or 18%, increase in advertising and promotional spending.

Over-the-Counter Healthcare Segment
Contribution margin for the Over-the-Counter Healthcare segment increased $5.4 million, or 8%, during 2010 versus 2009. The contribution margin increase was the result of the increase in gross profit as previously discussed offset by a $4.6 million, or 24%, increase in advertising and promotional spending. The increase in advertising and promotional spending was primarily attributable to the acquired Blacksmith brands partially offset by a decrease in advertising and promotional spending for the Chloraseptic, Clear Eyes, Compound W, Little Remedies and The Doctor's brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $3.7 million, or 15%, during 2010 versus 2009.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, offset by a $0.2 million, or 4%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for Comet bathroom spray, and decreases in trade promotion for Comet and Spic and Span, partially offset by an increase in consumer promotion for Comet bathroom spray.

General and Administrative
General and administrative expenses were $30.9 million for 2010 versus $26.1 million for 2009. The increase in expense was primarily due to the incurrence of costs of $6.9 million related to the Blacksmith acquisition, decreases in salary and legal expenses, partially offset by an increase in stock based compensation expense.

Depreciation and Amortization
Depreciation and amortization expense was $7.3 million for 2010 versus $7.4 million for 2009.   The decrease in expense was primarily due to the prior year period reduction of the useful life on some of our trademarks which resulted in an expense adjustment in that period.

Interest Expense
Net interest expense was $18.5 million during 2010 versus $16.9 million during 2009. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding combined with a reduction of variable interest rates on our senior debt offset by an increase in debt issue costs included in interest expense in 2010 compared to 2009. The average cost of funds decreased from 6.4% for 2009 to 5.9% for 2010 while the average indebtedness outstanding increased from $348.8 million during 2009 to $418.8 million during 2010.

Income Taxes
The provision for income taxes during 2010 was $15.9 million versus $17.5 million during 2009.  The effective tax rate during 2010 was 41.1% versus 39.9% during 2009.  The increase in the effective rate is primarily due to $0.8 million of non-deductible transaction expenses and a $0.3 million charge for increasing our deferred state tax rate related to the Blacksmith acquisition.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.  During the fiscal year ended March 31, 2010, we issued $150.0 million of 8.25% Senior Notes due in 2018 and entered into a senior secured term loan facility of $150.0 million maturing in 2016. In November 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018, and borrowed $115.0 million under our existing Credit Agreement. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and fund the Blacksmith and Dramamine acquisitions.

Dramamine Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine business in the United States. The purchase price was $76.0 million in cash, subject to a post-closing inventory adjustment. The Dramamine brand is complementary to our existing Over-the-Counter brands. The purchase price was funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, we have not yet completed the initial accounting for the acquisition, and the acquisition-date fair values of the acquired assets and assumed liabilities have not yet been determined.

Operating Activities
Net cash provided by operating activities was $61.7 million for the nine month period ended December 31, 2010 compared to $50.5 million for the comparable period in 2009.  The $11.2 million increase in net cash provided by operating activities was primarily the result of a net decrease in working capital, partially offset by the decreases in net income and deferred income taxes.

Consistent with the nine months ended December 31, 2009, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, as well as stock-based compensation costs.

Investing Activities
Net cash used for investing activities was $198.3 million for the nine month period ended December 31, 2010. Net cash provided by investing activities was $7.6 million for the nine month period ended December 31, 2009.  Net cash used for investing activities for the nine month period ended December 31, 2010 was primarily the result of the Blacksmith acquisition partially offset due to proceeds received from the Cutex divestiture. Net cash provided by investing activities for the nine month period ended December 31, 2009 was primarily due to the divestiture of the shampoo business, partially offset by the acquisition of property and equipment.

Financing Activities
Net cash provided by financing activities was $178.8 million for the nine month period ended December 31, 2010 compared to $59.0 million for the comparable period in 2009.  During the nine month period ended December 31, 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018, and borrowed $115.0 million under our existing Credit Agreement, which was partially offset by the redemption of the remaining $28.1 million of Senior Subordinated Notes due in 2012 that bore interest at 9.25%, and payment of the required principal amount on the 2010 Senior Term Loan of $0.8 million plus an additional principal amount of $3.8 million. This increased our outstanding indebtedness to $509.5 million at December 31, 2010 from $328.1 million at March 31, 2010.

	Nine Months Ended December 31
(In thousands)	2010	2009
Cash provided by (used for):
Operating Activities	$61,659	$50,490
Investing Activities	(198,327)	7,591
Financing Activities	178,837	(59,000)

Capital Resources
On March 24, 2010, we retired our Senior Secured Term Loan Facility with a maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. On March 24, 2010, we also entered into a Senior Term Loan Facility with a maturity date of March 24, 2016, a Senior Revolving Credit Facility with a maturity date of March 24, 2015 and Senior Notes that bear interest at 8.25% with a maturity date of April 1, 2018. This debt refinancing improved our liquidity position due to the ability to increase the amount of the 2010 Senior Term Loan, obtaining a revolving line of credit and extending the maturities of our indebtedness. The new debt also better positions us to pursue acquisitions as part of our growth strategy.

On March 24, 2010, we entered into a $150.0 million 2010 Senior Term Loan with a discount to the lenders of $1.8 million and net proceeds of $148.2 million. The Senior Notes were issued at an aggregate face value of $250.0 million with a discount to the initial purchasers of $1.9 million and net proceeds to us of $248.1 million.
The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.9 million of costs primarily related to fees of bank arrangers and legal advisors of which $7.2 million was capitalized as deferred financing costs and $0.7 million expensed. The deferred financing costs are being amortized over the term of the loan and notes.
In connection with the acquisition of Blacksmith, on November 1, 2010, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our Credit Agreement in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan under the Senior Term Loan Facility, which will mature on March 24, 2016 and has the same terms as the existing 2010 Senior Term Loan; and (ii) increase our borrowing capacity under the Senior Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of Senior Notes due in 2018 as part of the same series as the Senior Notes issued on March 24, 2010.
As of December 31, 2010, we had an aggregate of $509.5 million of outstanding indebtedness, which consisted of the following:

•	$259.5 million of borrowings under the 2010 Senior Term Loan, and

•	$250.0 million of 8.25% Senior Notes due 2018.

We had $40.0 million of borrowing capacity under the Senior Revolving Credit Facility as of December 31, 2010, as well as $75.0 million under the Senior Term Loan Facility.
All loans under the 2010 Senior Term Loan bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At December 31, 2010, an aggregate of $259.5 million was outstanding under the Senior Term Loan Facility at an interest rate of 4.75%.

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
In February 2008, we entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008. Under this swap, we agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR. The agreement terminated on March 26, 2010. At December 31, 2010 and March 31, 2010, we were not a party to any outstanding interest rate swap agreements.
The 2010 Senior Term Loan contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The 2010 Senior Term Loan, as well as the Indenture governing the 2010 Senior Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 4.30 to 1.0 for the quarter ended December 31, 2010, (defined as, with certain adjustments, the ratio of our consolidated indebtedness as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items ("EBITDA")). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remains level thereafter, and

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended December 31, 2010, (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remains level thereafter.

At December 31, 2010, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture governing the 2010 Senior Notes.  Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. Commencing on December 31, 2011, we are obligated to make quarterly principal payments on the Senior Term Loan Facility equal to $0.7 million.

We did not make repayments against outstanding indebtedness in excess of scheduled maturities for the quarter ended December 31, 2010, compared to payments in excess of outstanding maturities of $60.5 million made during the fiscal year ended March 31, 2010. During the nine months ended December 31, 2010, we redeemed the remaining $28.1 million of Senior Subordinated Notes.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting estimates are as follows:

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2010 was $17.7 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2010, our sales and operating income would have been adversely affected by approximately $1.8 million.  Net income would have been adversely affected by approximately $1.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine month periods ended December 31, 2010, our sales and operating income would have been adversely affected by approximately $0.6 million and $1.5 million.  Net income would have been adversely affected by approximately $0.2 million and $1.0 million for the three and nine month periods ended December 31, 2010.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2010, we had 25 coupon events.  The amount recorded against revenues and accrued for these events during the year was $1.3 million. Cash settlement of coupon redemptions during the year was $1.3 million.  During the nine month period ended December 31, 2010, we had 31 coupon events.  The amount recorded against revenue and accrued for these events during the three and nine month periods ended December 31, 2010 was $1.4 million and $2.1 million, respectively. Cash settlement of coupon redemptions during the three and nine month periods ended December 31, 2010 was $0.4 million and $1.1 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2010, 2009 and 2008, returns represented 3.9%, 3.8% and 4.4%, respectively, of gross sales.   The 2008 rate of 4.4% included cost associated with the voluntary withdrawal from the marketplace of Little Remedies medicated pediatric cough and cold products in October 2007. Had the voluntary withdrawal not occurred, the actual returns rate would have been 3.9%.  For the three and nine month periods ended December 31, 2010, product returns represented 3.0% and 2.8% of gross sales, respectively.  At both December 31, 2010 and March 31, 2010, the allowance for sales returns was $5.9 million.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues in a manner similar to the Little Remedies voluntary withdrawal discussed above.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.4% to 3.8% of gross sales.  An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2010 by approximately $0.3 million.  Net income would have been adversely affected by approximately $0.2 million.  An increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine month periods ended December 31, 2010 would have adversely affected our reported sales and operating income by approximately $0.1 million and $0.3 million, respectively, while our net income would have been adversely affected by approximately $0.1 million and $0.2 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  At December 31, 2010 and March 31, 2010, the allowance for obsolete and slow moving inventory was $2.3 million and $2.0 million, representing 4.5% and 7.0%, respectively, of total inventory.  Inventory obsolescence costs charged to operations were $1.7 million for the fiscal year ended March 31, 2010, while for the three month period ended December 31, 2010, we recorded obsolescence costs of $0.5 million.  A 1.0% increase in our allowance for obsolescence at March 31, 2010 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2010 by approximately $0.3 million and $0.2 million, respectively.  Similarly, a 1.0% increase in our allowance at December 31, 2010 would have adversely affected our reported operating income and net income for the three and nine month periods ended December 31, 2010 by approximately $0.5 million and $0.2 million, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.8% and 0.7% of accounts receivable at December 31, 2010 and March 31, 2010, respectively.  Bad debt expense for the fiscal year ended March 31, 2010 was $0.2 million, while during the three and nine month periods ended December 31, 2010, we recorded bad debt expense of $47,000 and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A 0.1% increase in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2010 would have resulted in a decrease in reported operating income of approximately $0.3 million, and a decrease in our reported net income of approximately $0.2 million.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and nine month periods ended December 31, 2010 would have resulted in a decrease in reported operating income of approximately $0.1 million and $0.2 million, respectively, and a decrease in our reported net income of approximately $0.1 million for both periods.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $866.1 million and $665.8 million at December 31, 2010 and March 31, 2010, respectively.  At December 31, 2010, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	Over-the- Counter Healthcare	Household Cleaning	Consolidated

Goodwill	$145,810	$7,389	$153,199

Intangible assets
Indefinite-lived	492,797	119,821	612,618
Finite-lived	68,407	31,835	100,242
	561,204	151,656	712,860

	$707,014	$159,045	$866,059

Our Clear Eyes, New-Skin, Chloraseptic, Compound W, Wartner, Efferdent, Luden's and PediaCare brands comprise the majority of the value of the intangible assets within the Over-the-Counter Healthcare segment.  The Comet, Spic and Span and Chore Boy brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination.  Intangible assets generally represent our trademarks, brand names and patents.  When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives.  Management considers many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that we acquire or continue to own and promote.  The most significant factors are:

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible assets' values and useful lives based on its analysis.

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

The discount rate utilized in the analysis, as well as future cash flows may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, we were not required to recognize an additional impairment charge during the three or nine month period ended December 31, 2010.

Stock-Based Compensation
The Compensation and Equity Topic of the FASB ASC requires us to measure the cost of services to be rendered based on the grant-date fair value of an equity award.  Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e., restricted shares vs. an option, warrant or performance shares),

•	Strike price of the instrument,

•	Market price of our common stock on the date of grant,

•	Discount rates,

•	Duration of the instrument, and

•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $1.0 million and $2.8 million during the three and nine month periods ended December 31, 2010, respectively, and non-cash compensation expense of $0.8 million and $1.7 million during the three and nine month periods ended December 31, 2009, respectively.

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

Recent Accounting Pronouncements
In December 2010, the FASB issued guidance regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the ASC Intangibles-Goodwill and Other Topics, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance.

In December 2010, the FASB issued guidance regarding disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect this guidance to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by us for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that we reported, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and accordingly, we have not presented that disclosure in this Quarterly Report.

In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We do not expect this guidance to have a material impact on our consolidated financial statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2010, we had variable rate debt of approximately $259.5 million related to our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the twelve months ending December 31, 2011 of approximately $3.0 million.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2010 in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Each of (i) Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010; and (ii) Part II, Item 1 in our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2010 and September 30, 2010 is incorporated herein by this reference.

ITEM 6.     EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 9, 2011	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

2.1
Asset Purchase Agreement, dated as of December 15, 2010, by and between McNeil-PPC, Inc. and Prestige Brands Holdings, Inc.
(incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2010)

4.1	First Supplemental Indenture dated as of November 1, 2010, by and among Prestige Brands, Inc., the Guarantors listed on the signature pages thereto and U.S. Bank National Association.

10.1
Increase Joinder, dated as of November 1, 2010, among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Bank of America, N.A., Deutsche Bank Securities Inc., and Deutsche Bank Trust Company Americas to the Credit Agreement dated as of March 24, 2010 among Prestige Brands, Inc., Prestige Brands Holdings, Inc., Bank of America, N.A., Deutsche Bank Securities Inc. and the lenders and issuers party thereto.

10.2	Purchase Agreement, dated October 22, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc.

10.3
Registration Rights Agreement, dated as of November 1, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated (formerly known as Banc of America Securities LLC) and Deutsche Bank Securities Inc.

10.4	Retirement Agreement, dated as of December 2, 2010, by and between Peter J. Anderson and Prestige Brands Holdings, Inc.#

10.5	Executive Employment Agreement, dated as of December 6, 2010, between Prestige Brands Holdings, Inc. and Ronald M. Lombardi.@

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

@ Represents a management contract
#    Represents a compensatory plan