Form 10-K
period 2011-03-31
Prestige Brands Holdings, Inc.
filed 2011-05-13
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
90 North Broadway Irvington, New York 10533 (914) 524-6810
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2010 was $490.5 million.
As of April 29, 2011, the Registrant had 50,284,147 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) presently scheduled for August 2, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1. BUSINESS

Note About Forward-Looking Statements
Certain statements in this report, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in the following sections: “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g. “2011”) refers to our fiscal year ended March 31 of that year.

We sell well-recognized, brand name Over-the-Counter ("OTC") Healthcare and Household Cleaning products largely in North America.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage to compete in these categories, and as a result, grow our sales and profits.  Our ultimate success is dependent on several factors, including our ability to:

•	Develop effective sales, advertising and marketing programs,

•	Integrate our acquired brands,

•	Grow our existing product lines,

•	Develop innovative new products,

•	Respond to the technological advances and product introductions of our competitors, and

•	Continue to grow our presence in international markets.

2011 Acquisitions

In 2011, we acquired six brands, which we believe are key to our growth strategy in the OTC Healthcare category and complementary to our existing OTC Healthcare brands. On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. ("Blacksmith"), which owned five brands; Efferdent®, Effergrip®, PediaCare®, Luden's® and NasalCrom®. On January 6, 2011, we completed the acquisition of certain assets comprising the Dramamine® brand in the United States.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 93.0%, 97.0% and 96.9% of our net revenues for 2011, 2010 and 2009, respectively.

Major Brands	Market Position(1)	Market Segment(2)	Market Share(3) (%)	ACV(4) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	40.7	92.3
Luden's®	#3	Cough Drops/Lozenges	5.5	94.3
Clear Eyes®	#2	Eye Allergy/Redness Relief	16.2	87.7
Compound W®	#2	Wart Removal	36.0	91.0
Efferdent®	#2	Denture Cleanser Tablets	31.6	95.2
Wartner®	#3	Wart Removal	4.0	29.5
The Doctor’s® NightGuard®	#2	Bruxism (Teeth Grinding)	28.3	30.6
The Doctor’s® Brushpicks®	#2	Disposable Dental Picks	17.0	43.3
Little Remedies®	#3	Pediatric Healthcare	4.0	85.2
PediaCare®	#6	Pediatric Healthcare	3.5	85.1
Murine®	#2	Personal Ear Care	11.2	69.8
New-Skin®	#1	Liquid Bandages	55.8	84.1
Dermoplast®	#3	Pain Relief Sprays	14.8	62.8
Dramamine®	#1	Motion Sickness	39.2	93.5

Household Cleaning:
Comet®	#2	Abrasive Tub and Tile Cleaner	34.2	98.8
Chore Boy®	#1	Soap Free Metal Scrubbers	25.9	32.1
Spic and Span®	#6	Dilutable All Purpose Cleaner	3.3	64.0

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market share and ranking for our brands based in part on data generated by Symphony IRI Group, Inc., an independent market research firm ("IRI"). IRI reports retail sales data in the food, drug and mass merchandise markets.  However, IRI data does not include Walmart point of sale data, as Walmart ceased providing sales data to the industry in 2001.  Although Walmart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Walmart's exclusion from the data analyzed by the Company above does not significantly change our market share or ranking relative to our competitors.

(2)	“Market segment” is defined by us and is based on our product offerings and the categories in which we compete.

(3)	“Market share” is based on sales dollars in the United States, as calculated by IRI for the 52 weeks ended March 20, 2011.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by IRI for the 52 weeks ended March 20, 2011.  ACV measures the ratio of the weighted sales volume of stores that sell a particular product to all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand may not be as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

Our products are sold through multiple channels, including mass merchandisers, drug, grocery, dollar and club stores, which reduces our exposure to any single distribution channel.

While we perform the production planning and oversee the quality control aspects of the manufacturing, warehousing and distribution of our products, we outsource the operating elements of these functions to entities that offer expertise in these areas and cost efficiencies due to economies of scale.  Our operating model allows us to focus on our sales and marketing programs and product development and innovation, which we believe enables us to achieve attractive margins while minimizing capital expenditures and working capital requirements.

We have developed our brand portfolio through the acquisition of strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners.  Consequently, these brands did not benefit from the focus of senior level personnel or strong marketing support.  We also believe that the brands we have purchased from smaller private companies were constrained by the limited financial resources of their prior owners.  After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network.  We pursue this growth through increased advertising and promotion, new sales and marketing strategies, improved packaging and formulations and innovative new products.  Our business, business model and the following competitive strengths and growth strategy, however, face various risks that are described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Competitive Strengths

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market well-recognized consumer brands, many of which were established over 60 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category.  We provide significant marketing support to our core brands that is designed to enhance our sales growth and our long-term profitability.  The markets in which we sell our products, however, are highly competitive and include numerous national and global manufacturers, distributors, marketers and retailers.  Many of these competitors have greater research and development and financial resources than us and may be able to spend more aggressively on sales, advertising and marketing programs and research and development, which may have an adverse effect on our competitive position.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs and the ability to extend our highly recognizable brand names to other products.   Demonstrative of this philosophy, in 2011, we launched Little Fevers® Fever Reducer and Little Colds® Honey Elixir under our Little Remedies line in addition to Clear Eyes Cooling Comfort Redness Relief and Itchy Eye Relief. Further, as a result of our acquisitions, we introduced PediaCare 24 Hour Allergy Relief and Efferdent PM overnight denture cleanser.

In 2010 we restaged our entire Chloraseptic lozenge product line with a new soothing liquid center formula.  Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful and may be discontinued.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we outsource the operating elements of these functions to well-established third-party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure, with low overhead, limited working capital requirements and minimal investment in capital expenditures as evidenced by the following:

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2011	50.8	12.5	0.2
2010	52.4	11.7	0.2
2009	52.8	10.8	0.2

In 2011, our gross margin percentage decreased 160 basis points due primarily to the brands we acquired in the Blacksmith acquisition as such brands have higher costs to produce. In 2010, our gross margin percentage decreased 40 basis points due to unfavorable product mix and transition costs associated with transferring manufacturing in one of our household product lines to a new supplier.   General and administrative costs, as a percentage of total revenues, increased 80 basis points in 2011 versus 2010, primarily as a result of costs associated with the acquisitions of Blacksmith and Dramamine. General and administrative costs, as a percentage of total revenues, increased 90 basis points in 2010 versus 2009 as a result of the severance and related expenses associated with the August 2009 reduction in force, the CEO transition in September 2009 and an increase in incentive compensation as a result of our achieving 2010 performance targets.

On September 1, 2010, we sold certain assets related to the nail polish remover brand, Cutex®, and on October 28, 2009, we divested our three shampoo brands, Denorex®, Prell® and Zincon®. (See Note 2 to our Consolidated Financial Statements.)  In accordance with the Discontinued Operations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we reclassified the assets related to Cutex as assets held for sale in the Consolidated Balance Sheet as of March 31, 2010. In addition, Denorex, Prell, Zincon and Cutex are presented as discontinued operations in the Consolidated Financial Statements for all periods presented. Unless otherwise noted, this Annual Report on Form 10-K, exclusive of the Consolidated Financial Statements, relates only to results from continuing operations.

Management Team with Proven Ability to Acquire, Integrate and Grow Brands
Our business has grown through acquisition, integration and expansion of the many brands we have purchased.  Our management team has significant experience in consumer product marketing, sales, legal and regulatory compliance, product development and customer service.  Unlike many larger consumer products companies, which we believe often entrust their smaller brands to successive junior employees, we dedicate experienced managers to specific brands.  Since we have approximately 100 employees, we seek more experienced personnel to bear the substantial responsibility of brand management and effectuate our growth strategy.  These managers nurture the brands as they grow and evolve.

Growth Strategy

In order to continue to enhance our brands and drive growth we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising,

•	Sales Excellence,

•	Extraordinary Customer Service, and

•	Innovation and Product Development.

We execute this strategy through:

•	Investments in Advertising and Promotion

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted coupon programs and in-store advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  For example, in 2011, after acquiring Efferdent, Effergrip, PediaCare, Luden's, NasalCrom and Dramamine, we spent approximately 28.4% of the corresponding revenues associated with these combined brands in order to drive future growth. Additionally, in 2011, we increased our advertising and promotion spend by approximately 37.9% compared to 2010 for our five legacy core OTC Healthcare products. Given the competition in our industry and the contraction of the U.S. economy, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, no assurance can be given that we can maintain these increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2011, we launched Little Fevers Fever Reducer and Little Colds Honey Elixir under our Little Remedies line in addition to Clear Eyes Cooling Comfort Redness Relief and Itchy Eye Relief. Further, as a result of our acquisitions, we introduced PediaCare 24 Hour Allergy Relief and Efferdent PM overnight denture cleanser. In 2010, we restaged the Chloraseptic solid lozenge product line and introduced a soothing liquid center lozenge. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels

Our broad distribution base ensures that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  To ensure continued sales growth, we have altered our focus and have expanded our reliance on direct sales while reducing our reliance on brokers.  This philosophy allows us to better:

•Know our customer,

•Service our customer, and

•Support our customer.

While we make great efforts to both maintain our customer base and grow in new markets, there is a risk that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our sales, business, financial condition and results from operations.

•	Growing Our International Business

International sales beyond the borders of North America represented 4.2%, 4.3% and 3.6% of revenues in 2011, 2010, and 2009, respectively.  We have designed and developed both product and packaging for specific international markets and expect that our international revenues will grow as a percentage of total revenues.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license a large multinational Company to market the Comet brand in Eastern Europe.  Since a number of our other brands have previously been sold internationally, we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition (see Our History and Accomplishments below). In 2011, we acquired Blacksmith and Dramamine. Prior to these two acquisitions, our last acquisition was our 2007 acquisition of the Wartner brand of over-the-counter wart treatment products.  While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, a strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate any future acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our operating results could be adversely affected in the event we (i) do not realize all of the anticipated operating synergies and cost savings from future acquisitions, (ii) we do not successfully integrate such acquisitions or (iii) we pay too much for these acquisitions.  In 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better positioned us and allowed us to pursue the Blacksmith and Dramamine acquisitions and potential future acquisition targets.

Market Position

During 2011, approximately 73.0% of our net revenues were from brands with a number one or number two market position, compared with approximately 76.3% and 82.8% during 2010 and 2009, respectively.  Such brands include Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, The Doctor’s, Murine and New-Skin for each of the above periods and Dramamine and Efferdent in 2011 as a result of a recent acquisitions.

See the “Business” section on page 1 of this document for information regarding market share and ACV calculations.

Our History and Accomplishments

We were originally formed in 1996 as a joint venture of Medtech Labs and The Shansby Group (a private equity firm), to acquire certain OTC drug brands from American Home Products.  Since 2001, our portfolio of brand name products has expanded from OTC brands to include household cleaning products.  We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  In February 2004, GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm, acquired our business from the owners of Medtech Labs and The Shansby Group.  In addition, we acquired the Spic and Span business in March 2004.

In April 2004, we acquired Bonita Bay Holdings, Inc. ("Bonita Bay"), the parent holding company of Prestige Brands International, Inc., which conducted its business under the “Prestige” name.  After we completed the Bonita Bay acquisition, we began to conduct our business under the “Prestige” name as well.  The Bonita Bay brand portfolio included Chloraseptic, Comet, Clear Eyes and Murine.

In October 2004, we acquired the Little Remedies brand of pediatric OTC products through our purchase of Vetco, Inc.  Products offered under the Little Remedies brand included Little Noses® nasal products, Little Tummys® digestive health products, Little Colds® cough/cold remedies and Little Remedies New Parents Survival Kit.  The Little Remedies products deliver relief from common childhood ailments without unnecessary additives such as saccharin, alcohol, artificial flavors, coloring dyes or harmful preservatives.

In February 2005, we raised $448.0 million through an initial public offering of 28.0 million shares of common stock.  We used the net proceeds of the offering ($416.8 million), plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand to (i) repay $100.0 million of our existing senior indebtedness, (ii) redeem $84.0 million in aggregate principal amount of our existing 9.25% senior subordinated notes, (iii) repurchase an aggregate of 4.7 million shares of our common stock held by the investment funds affiliated with GTCR and TCW/Crescent Mezzanine, LLC (“TWC/Crescent”) for $30.2 million, and (iv) redeem all outstanding senior preferred units and class B preferred units of one of our subsidiaries for $199.8 million.

In October 2005, we acquired the Chore Boy brand of metal cleaning pads, scrubbing sponges, and non-metal soap pads.  The brand has over 84 years of history in the scouring pad and cleaning accessories categories.

In November 2005, we acquired Dental Concepts LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under The Doctor’s brand.  The business is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.  Products marketed under The Doctor’s brand include The Doctor’s NightGuard Dental Protector, the first Food and Drug Administration (“FDA”) cleared OTC treatment for bruxism, and The Doctor’s BrushPicks, disposable interdental toothpicks.

In September 2006, we acquired Wartner USA B.V. (“Wartner”), the owner of the Wartner brand of OTC wart treatment products in the U.S. and Canada.  The Wartner brand, which is the number three brand in the United States OTC wart treatment category, has enhanced and we expect will continue to enhance our market position in the category, complementing Compound W.

On October 28, 2009, we sold our three shampoo brands - Prell Shampoo, Denorex Dandruff Shampoo and Zincon Dandruff Shampoo.  The terms of the sale included an upfront receipt of $8.0 million in cash, with a subsequent receipt of $1.0 million on October 28, 2010.   We used the proceeds from the sale to reduce outstanding bank indebtedness.

In March 2010, we refinanced our outstanding long-term indebtedness through entry into a $150.0 million senior term loan facility due April 1, 2016, and the issuance of $150.0 million in senior notes with an 8.25% interest rate due 2018.  Proceeds from the new indebtedness were used to retire our senior term loan facility originally due April 1, 2011 and 9.25% senior subordinated notes originally due April 15, 2012.  Additionally, our new credit agreement included a $30.0 million revolving credit facility due April 1, 2015. The refinancing and new credit facility improved our liquidity, extended maturities and improved covenant ratios, all of which better positioned us to pursue strategic acquisitions.

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million.

On November 1, 2010, we acquired Blacksmith for $190.0 million in cash, plus a working capital adjustment of $13.4 million. Additionally, we paid $1.1 million on behalf of Blacksmith for the sellers' transaction costs. In connection with this acquisition, we acquired five OTC brands: Efferdent, Effergrip, PediaCare, Luden's and NasalCrom. In connection with the acquisition of Blacksmith, in November 2010, we (i) executed an Increase Joinder to our existing credit agreement pursuant to which we entered into an incremental term loan in the amount of $115.0 million and increased our revolving credit facility by $10.0 million to $40.0 million; and (ii) issued 8.25% senior notes due 2018 in an aggregate principal amount of $100.0 million. The purchase price was funded from the incremental term loan and the issuance of 8.25% senior notes and cash on hand.

On January 6, 2011, we completed the acquisition of certain assets comprising the Dramamine brand in the United States for $77.1 million in cash, including transaction costs incurred in the acquisition of $1.2 million. The purchase price was funded from cash on hand. The Dramamine brand is complementary to our existing OTC brands.

Products
We conduct our operations through two principal business segments:

•	Over-the-Counter Healthcare; and

•	Household Cleaning

Over-the-Counter Healthcare Segment

Our portfolio of OTC products includes nine core OTC brands: Chloraseptic sore throat remedies, Clear Eyes eye drops, Compound W wart removers, Dramamine motion sickness products, Efferdent and Effergrip denture products, Little Remedies pediatric healthcare products, Luden's cough drops, PediaCare pediatric healthcare products and The Doctor’s brand of oral care products. Our other significant brands in the category include Dermoplast first-aid products, Murine eye and ear care products, NasalCrom allergy relief product, New-Skin liquid bandage, and Wartner wart removers.   In 2011, the OTC Healthcare segment accounted for 69.7% of our net revenues compared to 62.2% and 60.6% in 2010 and 2009, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment.  The Chloraseptic brand has an ACV of 92.3% and is number one in sore throat liquids/lozenges with a 40.7% market share.

Clear Eyes
Clear Eyes, with an ACV of 87.7%, has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye.  Clear Eyes is among the leading brands in the OTC personal eye care category.  The 0.5 oz. size of Clear Eyes redness relief eye drops is the number two selling product in the eye allergy redness relief category and Clear Eyes is the number two brand in that category with 16.2% market share.

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
Compound W is the number two wart removal brand in the United States with a 36.0% market share and an ACV of 91.0%.

Dramamine
Dramamine is the number one brand in the $48.7 million Motion Sickness Tablets category with a 39.2% share and distribution in over 93.5% ACV. The product line includes a Less Drowsy formula and Chewable form in addition to the top selling Dramamine Original product.

Efferdent
Efferdent Denture Cleanser holds a 31.6% share and the number two position in the $75.8 million Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser segment. Efferdent enjoys distribution on over 95.2% ACV. Effergrip denture adhesive competes in the $148.4 million adhesives category and holds a 0.7% share.

Little Remedies
Little Remedies is a full line of pediatric OTC products that contain no alcohol, saccharin, artificial flavors or coloring dyes including: (i) Little Noses, a product line consisting of an assortment of nasal saline products, (ii) Little Colds, a product line consisting of a multi-symptom cold relief formula, sore throat relief products, a cough relief formula, a decongestant and a combined decongestant plus cough relief formula, (iii) Little Tummys, a product line consisting of gas relief drops, laxative drops and gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups, and (iv) Little Teethers, a product line offering teething relief.

Luden's
Luden's throat drops heritage spans more than 120 years. Among the fastest growing brands in the $399.4 million cough drops category, Luden's has a 5.5% share of market and distribution in more than 94.3% ACV. Luden's Wild Cherry is the number one selling item in the cough drop category and a Sugar Free line extension was launched in 2011.

PediaCare
PediaCare is a full line of pediatric multi-symptom cough, cold and allergy products. In 2011, the brand launched a comprehensive line of pain relievers and fever reducers for both children and infants in addition to a new 24 Hour Allergy Relief offering. PediaCare currently holds a 3.5% share and the number six position in the $664.2 million Pediatric Healthcare market. All PediaCare products combined have distribution in 85.1% ACV.

The Doctor’s
The Doctor’s is a line of products designed to help consumers that are highly motivated to maintain good oral hygiene in between dental office visits.  The market is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.   The Doctor’s NightGuard dental protector was the first FDA cleared OTC treatment for bruxism.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2011, the Household Cleaning segment accounted for 30.3% of our revenues, compared with 37.8% and 39.4% in 2010 and 2009, respectively.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920's.  Over the years the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  Chore Boy products are currently sold in food and drug stores, mass merchandisers, and in hardware and convenience stores.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized Household Cleaning brands, with an ACV of 98.8%.  Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the Household Cleaning category that includes abrasive powders, creams, liquids and non-abrasive sprays.   Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

Spic and Span
Spic and Span was introduced in 1925 and is marketed as the complete home cleaner with three product lines consisting of (i) dilutables, (ii) an anti-bacterial hard surface spray for counter tops and (iii) glass cleaners.  Each of these products can be used for multi-room and multi-surface cleaning.

For additional information concerning our business segments, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based upon the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing professionally designed, creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products and the execution of professionally designed support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands that we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year-to-year and generally revolve around new product introductions.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 74.4%, 79.6% and 80.7% of our combined gross sales for 2011, 2010 and 2009, respectively.  Our sales management team has grown to 26 people in order to focus on our key customer relationships.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores.  The following table sets forth the percentage of gross sales across our five major distribution channels during each of the three-years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2011	2010	2009
Mass	33.0%	34.9%	36.3%
Food	21.8	21.0	21.7
Drug	25.0	24.1	24.7
Dollar	9.8	10.7	9.9
Club	2.3	2.3	2.4
Other	8.1	7.0	5.0

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product line, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, CVS, Target and Dollar Tree.  Sales to our top five and ten customers accounted for approximately 41.7% and 53.0% of total gross sales, respectively, in 2011 compared with approximately 45.6% and 57.3%, respectively, in 2010 and approximately 47.1% and 58.5%, respectively, in 2009.  No single customer other than Walmart accounted for more than 10% of our gross sales in any of those years and none of our other top five customers accounted for less than 3% of our gross sales in any of those years.

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
Walmart
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

At March 31, 2011, we had relationships with over 40 third-party manufacturers.  Of those, we had long-term contracts with 11 manufacturers that produced items that accounted for approximately 52.9% of our gross sales for each of 2011 and 2010 compared to 10 manufacturers with long-term contracts that produced approximately 53.3% of gross sales in 2009.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2011, suppliers for our key brands included (i) Fitzpatrick Bros. Inc., (ii) Access Business Group, (iii) Aspen Pharmacare, (iv) Altaire Pharmaceuticals, Inc., (v) BestSweet, Inc., and (vi) Pharma Tech Industries.   We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  All of our other products are manufactured on a purchase order basis which is generally based on batch sizes and results in no long-term obligations or commitments.

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

We manage product distribution in the mainland United States primarily through one facility located in St. Louis, owned and operated by a third-party provider.  Our warehouse provider provides warehouse services, including without limitation, storage, handling and shipping with respect to our full line of products, as well as transportation services, including without limitation, (i) complete management services, (ii) claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) automation and freight payment services with respect to our full line of products.

If our warehouse provider abruptly stopped providing warehousing or transportation services to us, our business operations could suffer a temporary disruption while new service providers are engaged.  We believe this process could be completed quickly and any temporary disruption resulting therefrom would not be likely to have a significant effect on our operating results and financial condition.  However, a serious disruption, such as a flood or fire, to our distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time required to reopen or replace our distribution center.  As a result, any such serious or prolonged disruption could have a material adverse effect on our business, financial condition and results from operations.

Competition

The business of selling brand name consumer products in the OTC Healthcare and Household Cleaning categories is highly competitive.  These markets include numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater research and development and financial resources than we do.  Consequently, they may have the ability to spend more aggressively on advertising and marketing and research and development, and to respond more effectively to changing business and economic conditions.  If this were to occur, our sales, operating results and profitability could be adversely affected.  In addition, we are experiencing increased competition from so called “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict whether consumers will continue to purchase “private label” products at increasing rates after the conclusion of the current economic downturn.

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol® and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our PediaCare and Little Remedies brands; The Procter & Gamble Company, maker of Vicks®, and Reckitt Benckiser, maker of Cepacol®, each of which competes with our Chloraseptic  brand; Kraft Foods, maker of Halls®, which competes with our Luden's brand; The Procter & Gamble Company, maker of Fixodent®, and GlaxoSmithKline, maker of Polident®, each of which competes with our Efferdent brand; and Insight Pharmaceuticals, Inc. maker of Bonine®, which competes with our Dramamine brand. Other competitors in the OTC category include: Merck, maker of Dr. Scholl’s®, which competes with our Compound W and Wartner brands; GlaxoSmithKline, maker of Debrox®, which competes with our Murine ear care brand; Sunstar America, Inc., maker of the GUM® line of oral care products, as well as DenTek® Oral Care, Inc., which markets a dental protector for nighttime teeth grinding and interdental toothpicks, each of which competes with our The Doctor’s oral care brand.

Competitors in the household cleaning category include: Henkel AG & Co., maker of Soft Scrub®, Colgate-Palmolive Company, maker of Ajax Cleanser, and The Clorox Company, maker of Tilex®, each of which competes with our Comet brand.  Additionally, Clorox’s Pine Sol® and Procter & Gamble’s Mr. Clean® compete with our Spic and Span brand, while 3M Company, maker of  Scotch-Brite®, O-Cel-O® and Dobie® brands, and Clorox’s SOS®, compete with our Chore Boy brand.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affects in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of new product introductions and the levels of advertising spending by our competitors could have a material adverse effect on our business, financial condition and results from operations.

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third-party manufacturers on quality related matters while we monitor their compliance with FDA regulations and perform periodic audits to ensure such compliance.  This continual evaluation process ensures that our manufacturing processes and products are of the highest quality and in compliance with all known regulatory requirements.  When and if the FDA chooses to audit a particular manufacturing facility, we are required to be notified immediately and updated on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product, which could have a material adverse effect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may also have a material adverse effect on our business, financial condition and results from operations.

Most of our OTC drug products are regulated pursuant to the FDA’s monograph system.  The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products.  When the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded.  A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses.  However, unless there is a serious safety or efficacy issue, the FDA typically will exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published.  Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

Certain of our OTC drug products are Abbreviated New Drug Applications ("ANDA") products and are manufactured and labeled in accordance with a FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

Certain of our OTC Healthcare products are medical devices which are regulated by the FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, the Company and its drug and device manufacturers must also comply with the FDA’s current Good Manufacturing Practices (“GMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both the Company and our third-party manufacturers are complying with GMPs.

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

Certain of our Household Cleaning products are considered pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We market and distribute certain household products under our Comet and Spic and Span brands which make antibacterial and/or disinfectant claims governed by FIFRA.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our Comet and Spic and Span products that make antibacterial and/or disinfectant claims are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Cinch®, Clear Eyes, Comet, Compound W, Dermoplast, Dramamine, Efferdent, Effergrip, Freeze Off, Little Remedies, Longlast®, Luden's, Momentum®, Murine, NasalCrom, New-Skin, PediaCare, Percogesic®, Spic and Span, The Doctor’s Brushpicks, The Doctor’s NightGuard, and Wartner.

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

We have licensed to The Procter & Gamble Company the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial segment in the United States and Canada until 2019.  We have also licensed to The Procter & Gamble Company the Comet and Chlorinol brands in Russia and specified Eastern European countries until 2015.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, Wartner and New-Skin.  The increased level of advertising and promotional campaigns in the third quarter influence sales of our cough/cold products such as Chloraseptic, Little Remedies, Luden's and PediaCare during the fourth quarter cough/cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees

We employed approximately 100 full time individuals at March 31, 2011.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders

We had no backlog orders at March 31, 2011 or 2010.

Available Information

Our Internet address is www.prestigebrands.com.  We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and the Proxy Statement for our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not otherwise be deemed filed under such Acts.  Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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

The business of selling brand name consumer products in the OTC Healthcare and Household Cleaning categories is highly competitive.  These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions.  If this were to occur, it could have a material adverse effect on our business, financial condition and results from operations.

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 16.2% within the allergy/redness eye drop segment, its top competitor, Visine®, has a market share of 31.4% in the same segment.  In contrast, certain of our brands with number two market positions have a similar market share relative to our competitors.  For example, Compound W has a number two market position of 36.0% and its top competitor, Dr. Scholl’s®, has a market position of 40.4% in the same category.  Finally, while our New-Skin liquid bandage product has a number one market position of 55.8%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category.  See “Part I, Item 1. Business” section on page 1 of this Annual Report on Form 10-K for information regarding market share calculations.

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

For 2011, our top five and ten customers accounted for approximately 41.7% and 53.0%, respectively, of our sales, compared with approximately 45.6% and 57.3% for 2010 and 47.1% and 58.5% for 2009.  Walmart, which itself accounted for approximately 20.3%, 24.4% and 25.5% of our sales in 2011, 2010 and 2009, respectively, is our only customer that accounted for 10% or more of our sales.  We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations.

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

At March 31, 2011, we had relationships with over 40 third-party manufacturers.  Of those, we had long-term contracts with 11 manufacturers that produced items that accounted for approximately 52.9% of our gross sales for each of 2011 and 2010.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

Price increases for raw materials, labor, energy and transportation costs could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins) and packaging component prices and labor, energy and fuel costs could have a significant impact on our 2012 results from operations.  Consequently, if we are unable to increase the price for our products or continue to achieve cost savings in a rising cost environment, such cost increases would reduce our gross margins and could have a material adverse effect on our results from operations. If we increase the price for our products in order to maintain gross margins for our products, such increase may adversely affect demand for, and sales of, our products which could have a material adverse effect on our financial condition and results of operations.

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

The majority of our growth has been driven by acquiring other brands and companies.  At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus.  Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing.  These efforts could divert the attention of our management and key personnel from our business operations.  If we complete acquisitions, we may also experience:

•	Difficulties achieving, or an inability to achieve, our expected returns,

•	Difficulties in integrating any acquired companies, personnel and products into our existing business,

•	Delays in realizing the benefits of the acquired company or products,

•	Higher costs of integration than we anticipated,

•	Difficulties in retaining key employees of the acquired business who are necessary to manage the business,

•	Difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies, or

•	Adverse customer or stockholder reaction to the acquisition.

In addition, any acquisition could adversely affect our operating results as a result of higher interest costs from the acquisition-related debt and higher amortization expenses related to the acquired intangible assets.  The diversion of management’s attention to pursue acquisitions, or our failure to successfully integrate acquired companies into our business, could have a material adverse effect on our business, financial condition and results from operations.

In the event that we decide to sell a brand or product line, we may encounter difficulty finding, or be unable to find, a buyer on acceptable terms in a timely manner.  The pursuit of divestitures could divert management's attention from our business operations and result in a delay in our efforts to achieve our strategic objectives.

Our risks associated with doing business internationally increase as we expand our international footprint.

During 2011, 2010 and 2009, approximately 4.2%, 4.3% and 3.6%, respectively, of our total revenues were attributable to our international business.  We generally rely on brokers and distributors for the sale of our products in foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

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

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including (i) the Food and Drug Administration ("FDA"), (ii) the Federal Trade Commission ("FTC"), (iii) the Consumer Products Safety Commission ("CPSC"), (iv) the Environmental Protection Agency ("EPA"), and by (v) various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold.  If we or our third-party manufacturers fail to comply with those regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or the cessation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of revenues which could have a material adverse effect on our business, financial condition and results from operations.

The FDC Act and FDA regulations require that the manufacturing processes of our third-party manufacturers must also comply with the FDA’s GMP.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs.  A history of past compliance is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

If we or our third-party manufacturers fail to comply with applicable federal, state, local or foreign regulations, we could be required to:

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

We license certain of our trademarks to third party licensees, who are bound by their respective license agreement to protect our trademarks from infringement and adhere to defined quality requirements.  If a licensee of our trademarks fails to adhere to the contractually defined quality requirements, our financial results could be negatively impacted if one of our brands suffers a substantial impairment to its reputation due to real or perceived quality issues.  Further, if a licensee fails to protect one of our licensed trademarks from infringement, we might be required to take action.

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

At March 31, 2011, our total indebtedness, including current maturities, is approximately $492.0 million.

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

At March 31, 2011, we had $40.0 million of borrowing capacity available under the Revolving Credit Facility to support our operating activities. We also have the ability to borrow up to an additional $75.0 million for acquisitions pursuant to our senior credit facility.

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

Our senior credit facility and the indenture governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

•	Borrow money or issue guarantees,

•	Pay dividends, repurchase stock from or make other restricted payments to stockholders,

•	Make investments or acquisitions,

•	Use assets as security in other transactions,

•	Sell assets or merge with or into other companies,

•	Enter into transactions with affiliates,

•	Sell stock in our subsidiaries, and

•	Direct our subsidiaries to pay dividends or make other payments to us.

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

The senior credit facility and the indenture governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indenture governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indenture governing the senior notes.  If the debt under the senior credit facility and indenture governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2011 would have been approximately $492.0 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness.  At March 31, 2011, the book value of our current assets was $107.6 million.  Although the book value of our total assets was $1,056.9 million, approximately $941.3 million was in the form of intangible assets, including goodwill of $154.9 million, a significant portion of which is illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Irvington, New York, a suburb of New York City.  Primary functions undertaken at the Irvington facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  The lease on our Irvington facility expires on April 30, 2014.  We also have an administrative center in Jackson, Wyoming.  Primary functions undertaken at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2011; however, we have the option to renew this lease on an annual basis.  We conduct business regarding all of our business segments at each of the Irvington, New York and Jackson, Wyoming facilities.

ITEM 3. LEGAL PROCEEDINGS

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech Products Inc. (“Medtech”), a wholly-owned subsidiary of the Company, was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division (the “California Court”).  In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech's two Dermoplast products.  Medtech filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the U.S. District Court for the Southern District of New York (the “New York Court”).   On July 19, 2010, the California Court severed the action as to each and every separate defendant (including Medtech) and transferred the action against Medtech to the New York Court.  On October 25, 2010, Medtech filed with the New York Court a Motion to Dismiss, or in the Alternative, to Stay, the action brought by SFT. A decision by the New York Court regarding Medtech's Motion to Dismiss, or in the Alternative Stay is still pending.

Trutek Arbitration

On November 1, 2010, Trutek Corp. (“Trutek”) commenced an arbitration proceeding against Prestige Brands, Inc. (“Prestige Brands”), a wholly-owned subsidiary of the Company, in which Trutek alleged that Prestige Brands breached certain terms of a license agreement between Trutek and Prestige Brands providing for the license of certain intellectual property by Trutek to Prestige Brands for an allergy relief product. Prestige Brands has denied Trutek's allegations of breach of the license agreement. Discovery in the arbitration is ongoing and a hearing is scheduled to occur in October 2011.

In addition to the matters described above, we are involved from time to time in other routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on our business, financial condition or results from operations.

ITEM 4. [REMOVED AND RESERVED]

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low closing prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through April 29, 2011 are as follows:

	High	Low
Year Ending March 31, 2012
April 1, 2011 - April 29, 2011	$11.90	$11.20

Year Ended March 31, 2011
Quarter Ended:
June 30, 2010	$9.95	$7.08
September 30, 2010	9.93	7.21
December 31, 2010	12.15	9.82
March 31, 2011	12.59	10.60

Year Ended March 31, 2010
Quarter Ended:
June 30, 2009	$7.24	$5.19
September 30, 2009	8.19	5.75
December 31, 2009	8.03	6.70
March 31, 2010	9.06	7.20

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by us during the quarter ended March 31, 2011 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of shares of our common stock made during the quarter ended March 31, 2011, by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of April 29, 2011, there were 37 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2006, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our Peer Group Index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2006.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index was established in 2011 by the Company in connection with its research and development of an executive compensation program.  Based on the Company’s use of the peer group for executive compensation benchmarking purposes, the Company believes the Peer Group should be included in the Performance Graph.

	March 31,
Company/Market/Peer Group	2006	2007	2008	2009	2010	2011
Prestige Brands Holdings, Inc.	$100.00	$97.37	$67.21	$42.56	$73.95	$94.49
Russell 2000 Index	100.00	105.91	92.14	57.58	93.73	117.90
S&P SmallCap 600 Index	100.00	105.29	94.13	58.30	95.62	119.78
Peer Group Index (1)	100.00	110.09	98.10	55.01	97.67	126.44

(1)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The Peer Group Index was constructed in connection with the Company’s benchmark analysis of executive compensation. The Peer Group Index is comprised of: (i) Elizabeth Arden, Inc., (ii) Hain Celestial Group, Inc., (iii) Helen of Troy, Ltd., (iv) Inter Parfums, Inc., (v) Lifetime Brands, Inc., (vi) Maidenform Brands, Inc., (vii) Smart Balance, Inc., (viii) WD-40 Company, and (ix) Zep, Inc.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.

(In thousands, except per share data)	Year Ended March 31,
	2011	2010	2009	2008	2007
Income Statement Data
Total revenues	$336,510	$292,602	$294,346	$306,571	$296,042
Cost of sales (1)	165,632	139,158	138,909	145,968	139,939

Gross profit	170,878	153,444	155,437	160,603	156,103

Advertising and promotion expenses	42,897	30,923	37,376	33,733	30,972
Depreciation and amortization	9,876	10,001	8,872	8,667	8,037
General and administrative (2)	41,960	34,195	31,888	31,414	28,416
Impairment of goodwill and intangibles	—	—	249,285	—	—
Interest expense, net	27,317	22,935	28,436	37,393	39,536
Other expense (income)	300	2,656	—	(187)	(30)
Income (loss) from continuing operations before income taxes	48,528	52,734	(200,420)	49,583	49,172
Provision (benefit) for income taxes	19,349	20,664	(10,876)	18,558	17,020
Income (loss) from continuing operations	29,179	32,070	(189,544)	31,025	32,152

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	591	(112)	2,768	2,894	3,927
(Loss) gain on sale of discontinued operations, net of income tax	(550)	157	—	—	—

Net income (loss) available to common stockholders	$29,220	$32,115	$(186,776)	$33,919	$36,079

Basic earnings per share:
Income (loss) from continuing operations	$0.58	$0.64	$(3.80)	$0.62	$0.65
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	0.06	0.06	0.08
Net income (loss)	$0.58	$0.64	$(3.74)	$0.68	$0.73
Diluted earnings per share:
Income (loss) from continuing operations	$0.58	$0.64	$(3.80)	$0.62	$0.64
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	0.06	0.06	0.08
Net income (loss)	$0.58	$0.64	$(3.74)	$0.68	$0.72

Weighted average shares outstanding:
Basic	50,081	50,013	49,935	49,751	49,460
Diluted	50,338	50,085	49,935	50,039	50,020

	Year Ended March 31,
Other Financial Data	2011	2010	2009	2008	2007
Capital expenditures	$655	$673	$481	$488	$540
Cash provided by (used in):
Operating activities	86,670	59,427	66,679	44,989	71,899
Investing activities	(275,680)	7,320	(4,672)	(537)	(31,051)
Financing activities	161,247	(60,831)	(32,904)	(52,132)	(35,290)

	March 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Cash and cash equivalents	$13,334	$41,097	$35,181	$6,078	$13,758
Total assets	1,056,918	791,412	801,381	1,049,156	1,063,416
Total long-term debt, including current maturities	492,000	328,087	378,337	411,225	463,350
Stockholders’ equity	361,832	329,059	294,385	479,073	445,334

(1)	For 2011 and 2007, cost of sales included $7.3 million and $0.3 million, respectively, of charges related to the step-up of inventory associated with acquisitions.

(2)	For 2011, general and administrative expense included $7.7 million of costs related to the acquisitions of Blacksmith and Dramamine.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General
We are engaged in the marketing, sales and distribution of brand name Over-the-Counter ("OTC") Healthcare and Household Cleaning products to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States and Canada.  We continue to use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support.  We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners.  After acquiring a particular brand, we seek to increase its sales, market share and distribution in both existing and new channels.  We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. The working capital adjustment is among a number of items that we are challenging related to the purchase price. In connection with this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. The primary reason we acquired these brands was to expand our brand offerings and complement our existing OTC brands. We expect that the acquisition of these five brands will enhance our position in the OTC market. Additionally, we believe that these newly acquired brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.
The acquisition was accounted for in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is based on valuations which we performed to determine the fair value of such assets and liabilities as of the acquisition date. The following table summarizes our allocation of the $204.5 million purchase price to the assets we acquired and liabilities we assumed in the Blacksmith acquisition:

(In thousands)

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	22,155
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	43,407
Trademarks	165,346
Other long-term assets	19
Total assets acquired	252,380

Accounts payable	7,060
Accrued expenses	5,212
Income taxes payable	2,031
Deferred income taxes	33,526
Total liabilities assumed	47,829

Total purchase price	$204,551

Transaction and other costs associated with the Blacksmith acquisition of $7.2 million are included in general and administrative expenses in our statement of operations for 2011.

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of net assets acquired. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated useful life of 15 years. The weighted average remaining life for the amortizable intangible assets at March 31, 2011 was 14.6 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations from November 1, 2010 through March 31, 2011 were $34.8 million and the net loss was $4.8 million.

Dramamine Asset Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was $77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs incurred in the acquisition of $1.2 million. The primary reason to acquire the Dramamine brand was to expand our brand offerings and complement our existing OTC brands. The purchase price was funded by cash on hand.

The acquisition was accounted for in accordance with the Business Combinations Topic of the ASC. Accordingly, as the Dramamine assets acquired do not constitute a business, as defined in the ASC, we have accounted for the transaction as an asset acquisition. The total consideration paid, including transaction costs, have been allocated to the tangible and intangible assets acquired based upon their relative fair values at the date of acquisition.

The allocation of the purchase price to assets acquired assumed is based on valuations, which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $77.1 million purchase price to the assets we acquired comprising the assets of the Dramamine brand:

(In thousands)

Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

The $75.9 million fair value of the acquired Dramamine trademark was comprised of non-amortizable intangible assets.

Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related assets as discontinued in the Consolidated Balance Sheet as of March 31, 2010 and reclassified the related operating results as discontinued in the Consolidated Financial Statements and related notes for all periods presented.  We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million net of related tax effects of $0.3 million on the sale in 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the remaining assets to the OTC Healthcare segment.

In October 2009, we sold certain assets related to the shampoo brands.  In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related operating results as discontinued in the Consolidated Financial Statements and related notes for all periods presented.  We recognized a gain of $0.3 million on a pre-tax basis and $0.2 million net of related tax effects of $0.1 million on the sale in 2010. The total sales price for the assets was $9.0 million, subject to an inventory adjustment, with $8.0 million received upon closing. We received the remaining $1.0 million in October 2010.

The following table presents the assets related to the discontinued operations as of March 31, 2010 (in thousands):

Inventory	$1,486
Intangible assets	4,870
Total assets of discontinued operations	$6,356

The following table summarizes the results of discontinued operations (in thousands):

	Year Ended March 31,
	2011	2010	2009
Components of Income
Revenues	$4,027	$14,474	$18,369
Income (loss) from discontinued operations, net of tax	591	(112)	2,768

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates. The most critical accounting policies are as follows:

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales based upon the nature of such items and the applicable accounting guidance.  Such costs vary from period-to-period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved.  We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives would increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for 2011 was $21.3 million. We participated in over six thousand promotional campaigns, resulting in an average cost of less than five thousand dollars per campaign.  Of such amount, only approximately one thousand payments were in excess of five thousand dollars.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for 2011, our sales and operating income would have been reduced by approximately $2.1 million. Net income would have been adversely affected by approximately $1.3 million.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2011, we had 46 coupon events.  The amount recorded against revenues and accrued for these events during the year was $3.9 million. Cash settlement of coupon redemptions during the year was $3.1 million.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2011, 2010 and 2009, returns represented 2.7%, 3.8% and 3.7%, respectively, of gross sales.  At March 31, 2011 and 2010, the allowance for sales returns was $5.2 million and $5.9 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.7% to 3.8% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2011 by approximately $0.4 million.  Net income would have been reduced by approximately $0.2 million.

Lower of Cost or Market for Obsolete and Damaged Inventory
We value our inventory at the lower of cost or market value.  Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2011, 2010, and 2009 were $0.2 million, $1.7 million and $2.2 million respectively, or 0.1%, 0.6% and 0.7%, respectively, of net sales.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2011 would have decreased our reported operating income and net income for 2011 by approximately $0.4 million and $0.2 million, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.9% and 0.7% of accounts receivable at March 31, 2011 and 2010, respectively.  Bad debt expense in each of the years 2011, 2010 and 2009 was $0.2 million, representing 0.1% of net sales for each of 2011, 2010 and 2009.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales in 2011 would have resulted in a decrease in reported operating income of approximately $0.3 million, and a decrease in our reported net income of approximately $0.2 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $941.3 million and $665.8 million at March 31, 2011 and 2010, respectively.  At March 31, 2011 and 2010, goodwill and intangible assets were apportioned among our two operating segments as follows:

	March 31, 2011			March 31, 2010
	Over-the- Counter Healthcare	Household Cleaning	Consolidated	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$147,507	$7,389	$154,896	$104,100	$7,389	$111,489

Intangible assets
Indefinite-lived	568,664	119,820	688,484	334,750	119,820	454,570
Finite-lived	66,477	31,400	97,877	66,645	33,144	99,789
	635,141	151,220	786,361	401,395	152,964	554,359

	$782,648	$158,609	$941,257	$505,495	$160,353	$665,848

The increase in goodwill of $43.4 million for 2011 was due to the Blacksmith acquisition. The increase in the indefinite-lived intangible assets of $233.9 million for 2011 was due to the Blacksmith acquisition of $158.0 million and the Dramamine acquisition of $75.9 million. The decrease in the finite-lived intangible assets of $1.9 million was due to amortization of $9.2 million offset by a $7.3 million addition due to the Blacksmith acquisition.

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's and PediaCare brands comprise the majority of the value of the intangible assets within the OTC Healthcare segment.  The Chore Boy, Comet and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination.  Intangible assets generally represent our trademarks, brand names and patents.  When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives.  We consider many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that we acquire or continue to own and promote.  The most significant factors are:

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on management's analysis.  Under accounting guidelines goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are not amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to goodwill and intangible assets and tests for impairment.

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB Accounting Standards Codification Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

Goodwill

As of March 31, 2011, we had nine reporting units with goodwill. The aggregate fair value exceeded the carrying value by 30.2%.  No individual reporting unit's fair value exceeded its carrying value by less than 5.0%, except for two reporting units in the OTC Healthcare segment. One reporting unit's fair value exceeded the carrying value by 2.1% and the associated goodwill amounted to $2.4 million. The second reporting unit exceeded the carrying value by 4.8% and the associated goodwill amounted to $12.6 million.

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

Indefinite-Lived Intangible Assets

In a manner similar to finite-lived intangible assets, at each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for a trademark or trade name continues to be valid.  If circumstances warrant a change to a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life.

The economic events experienced during 2009, as well as our plans and projections for our brands, indicated that several of our brands could no longer support indefinite useful lives. Each of these brands incurred an impairment charge during the three month period ended March 31, 2009 and was adversely affected by increased competition. Consequently, at April 1, 2009, we reclassified $45.6 million of previously indefinite-lived intangibles to intangibles with definite lives. We estimate the useful lives of these intangibles to be 20 years.

The carrying value and the annual amortization charges of the reclassified intangibles are as follows (in thousands):

	Carrying Value as of March 31, 2009	Annual Amortization
Household Cleaning Trademarks	$34,888	$1,745
OTC Healthcare Trademarks	10,717	536
	$45,605	$2,281

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value.  Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value.  Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In performing this analysis, management considers the same types of information as listed above in regard to finite-lived intangible assets.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

If analysis of any of the aforementioned factors warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value as calculated using the discounted cash flow analysis.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the valuation process and has been applied consistently with prior periods.  In addition, we considered our market capitalization at March 31, 2011, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge in 2011.

During the three month period ended March 31, 2010, we recorded a $2.8 million non-cash impairment charge to goodwill related to the Cutex brand, which was sold on September 1, 2010 and is included in the loss from discontinued operations for 2010. The impairment was the result of distribution losses and increased competition from private label store brands.

During the fourth quarter ended March 31, 2009, as a direct consequence of the challenging economic environment, the dislocation of the debt and equity markets, and contracting consumer demand for our branded products, we recorded a non-cash charge in the amount of $249.3 million related to the impairment of intangible assets and goodwill across the entire product line because the carrying amount of these “branded” assets exceeded their respective fair values.  A summary of the impairment activity by segment for 2009 is as follows:

	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill impairment	$125,527	$65,160	$190,687

Intangible assets impairment
Indefinite-lived	28,603	16,184	44,787
Finite-lived	13,811	—	13,811
	42,414	16,184	58,598

	$167,941	$81,344	$249,285

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

Stock-Based Compensation
The Compensation and Equity Topics of the FASB ASC require us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period that an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e., restricted shares vs. an option, warrant or performance shares),

•	Strike price of the instrument,

•	Market price of our common stock on the date of grant,

•	Discount rates,

•	Duration of the instrument, and

•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $3.6 million, $2.1 million and $2.4 million during 2011, 2010 and 2009, respectively.   During 2011 and 2010, performance goals related to certain restricted stock grants were met and recorded accordingly.  However, during 2009, management was required to reverse previously recorded stock-based compensation costs of $0.2 million and $0.7 million related to the May 2008 and 2007 grants, respectively, as it was determined that we would not meet the performance goals associated with such grants of restricted stock.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $1.6 million during 2012.  We did not issue any additional stock-based compensation grants to date subsequent to March 31, 2011.

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

Recent Accounting Pronouncements
In December 2010, the FASB issued guidance regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the ASC Intangibles-Goodwill and Other Topics, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In December 2010, the FASB issued guidance regarding disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect this guidance to have a material impact on our footnote disclosures for our Consolidated Financial Statements.

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

We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2011 compared to 2010

Revenues

	2011 Revenues	%	2010 Revenues	%	Increase (Decrease)%
OTC Healthcare	$234,585	69.7	$181,906	62.2	$52,679	29.0
Household Cleaning	101,925	30.3	110,696	37.8	(8,771)	(7.9)
	$336,510	100.0	$292,602	100.0	$43,908	15.0

Revenues for 2011 were $336.5 million, an increase of $43.9 million, or 15.0%, versus 2010.  Revenues for the OTC Healthcare segment increased versus the prior year primarily due to the acquisitions of Blacksmith and Dramamine. Revenues for the Household Cleaning segment declined 7.9% during 2011 versus 2010.  Revenues from customers outside of North America, which represent 4.2% of total revenues, increased by $1.7 million, or 13.6%, during 2011 versus 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $52.7 million, or 29.0%, during 2011 versus 2010. Acquisitions of the Blacksmith and Dramamine brands added $38.8 million of revenue, while our legacy OTC Healthcare brands contributed to the remainder of the revenue increase. Revenue increases for Clear Eyes, Chloraseptic, Compound W, and Little Remedies were partially offset by revenue decrease for The Doctor's.  Clear Eyes revenues increased primarily due to the launch of new products.  Chloraseptic revenues increased as the result of a higher number of cold and flu incidents. Compound W revenues increased due to the launch of Skin Tags products in Canada and increased consumer consumption, particularly behind the non-cryogenic products.   Little Remedies revenues increased as the result of new products, distribution gains and increased consumer consumption of its non-medicated pediatric products. The Doctor's revenues decreased due to a loss of distribution at a major customer.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $8.8 million, or 7.9%, during 2011 versus 2010. Comet's revenues decreased primarily due to softer consumer consumption of bathroom spray. Chore Boy revenues declined as a result of weaker consumer consumption and lost distribution. Spic and Span revenues decreased due to lost distribution.

Gross Profit

	2011 Gross Profit	%	2010 Gross Profit	%	Increase (Decrease)%
OTC Healthcare	$136,875	58.3	$114,866	63.1	$22,009	19.2
Household Cleaning	34,003	33.4	38,578	34.9	(4,575)	(11.9)
	$170,878	50.8	$153,444	52.4	$17,434	11.4

Gross profit during 2011 increased $17.4 million, or 11.4%, versus 2010. As a percent of total revenue, gross profit decreased from 52.4% in 2010 to 50.8% in 2011. The decrease in gross profit as a percent of revenues was primarily due to a charge of $7.3 million resulting from the step-up adjustments related to the inventory valuation of the acquired Blacksmith and Dramamine brands and to the change in the mix of the acquired Blacksmith brands, which decreased total gross profit percentage by 1.7%.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $22.0 million, or 19.2%, during 2011 versus 2010.  As a percent of revenues, gross profit in the OTC Healthcare segment decreased from 63.1% during 2010 to 58.3% during 2011. The acquisitions of Blacksmith and Dramamine increased gross profit by $18.0 million, while the remainder of the increase resulted from a higher sales volume of our legacy OTC Healthcare brands. The decrease in gross profit percentage was primarily the result of the Blacksmith brands acquired, as well as a $3.1 million benefit for royalties received as part of a legal settlement related to our oral care business in 2010 which did not occur in 2011.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $4.6 million, or 11.9%, during 2011 versus 2010.  As a percent of Household Cleaning revenues, gross profit decreased from 34.9% during 2010 to 33.4% during 2011. The decrease in gross profit percentage was the result of higher product costs associated with promotional products and other discounting.

Contribution Margin

	2011 Contribution Margin	%	2010 Contribution Margin	%	Increase (Decrease)%
OTC Healthcare	$100,123	42.7	$90,602	49.8	$9,521	10.5
Household Cleaning	27,858	27.3	31,919	28.8	(4,061)	(12.7)
	$127,981	38.0	$122,521	41.9	$5,460	4.5

Contribution margin, defined as gross profit less advertising and promotional expenses, for 2011 increased $5.5 million, or 4.5%, versus 2010. The contribution margin increase was primarily the result of the higher gross profit previously discussed offset by higher advertising and promotional spending. The acquired Blacksmith and Dramamine brands contributed $7.0 million.  The increase in advertising and promotional spending was primarily attributable to increases in media support and market research primarily for the OTC Healthcare segment.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $9.5 million, or 10.5%, during 2011 versus 2010.  The contribution margin increase was the result of the increase in gross margin as previously discussed and a $12.5 million, or 51.5%, increase in advertising and promotional spending, of which $11.0 million related to the acquired Blacksmith and Dramamine brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $4.1 million, or 12.7%, during 2011 versus 2010. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, offset by a decrease in advertising and promotional spending for the Comet brand.

General and Administrative
General and administrative expenses were $42.0 million for 2011 versus $34.2 million for 2010. The increase in expense was due primarily to $7.7 million in costs associated with the acquisitions of Blacksmith and Dramamine.

Depreciation and Amortization
Depreciation and amortization expense was $9.9 million for 2011 versus $10.0 million for 2010.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2011 and 2010, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2011. However, in 2010, we did record a $2.8 million pre-tax impairment charge related to the goodwill of the Cutex brand. Since we divested this brand in September 2010, this charge is included in the loss from discontinued operations for 2010.

Interest Expense
Net interest expense was $27.3 million during 2011 versus $22.9 million during 2010.  The increase in interest expense was primarily the result of a higher level of indebtedness combined with an increase of interest rates on our senior bank debt.  The average cost of funds increased from 6.5% for 2010 to 6.7% for 2011 while the average indebtedness increased from $353.2 million during 2010 to $410.0 million during 2011.

Loss on Extinguishment of Debt
In March 2010, we retired our Tranche B Term Loan facility with an original maturity date of April 6, 2011. In addition, in March 2010, we repaid a portion and, in April 2010, redeemed in full the remaining Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. We recognized a $0.3 million loss on the extinguishment of the Tranche B Term Loan facility for 2011.
During 2010, we refinanced our long-term debt with a new senior credit facility and senior notes.  As a result of the refinancing, we incurred $2.7 million of expense related to the extinguished debt.  The expense consisted of a $2.2 million non-cash charge and a $0.5 million premium paid for tendered Senior Subordinated Notes.

Income Taxes
The provision for income taxes from continuing operations during 2011 was $19.3 million versus $20.7 million in 2010.  The effective tax rate on pretax income from continuing operations was 39.9% during 2011 versus 39.2% during 2010. The 2011 tax rate reflects the impact of non-deductible transaction costs for the Blacksmith acquisition and a non-cash tax charge of $0.3 million to our deferred tax liability for expected higher future state taxes. The 2010 tax rate reflects the impact of a $0.6 million non-cash charge to our deferred tax liability for higher future state taxes.  The increase in the deferred effective tax rate for 2011 is a result of higher inventory balances located in certain state tax jurisdictions for Blacksmith and Dramamine. The increase in the deferred tax rate for 2010 was due to the divestiture of the shampoo business.

2010 compared to 2009

Revenues

	2010 Revenues	%	2009 Revenues	%	Increase (Decrease)%
OTC Healthcare	$181,906	62.2	$178,331	60.6	$3,575	2.0
Household Cleaning	110,696	37.8	116,015	39.4	(5,319)	(4.6)
	$292,602	100.0	$294,346	100.0	$(1,744)	(0.6)

Revenues for fiscal 2010 were $292.6 million, a decrease of $1.7 million, or 0.6%, versus 2009.  This decrease in revenues was primarily related to declines in sales in our Household Cleaning segment of $5.3 million, partially offset by higher revenues of $3.6 million related to our OTC Healthcare segment. Revenues from customers outside of North America, which represent 4.3% of total revenues, increased by $1.9 million, or 17.4%, during 2010 versus 2009.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $3.6 million, or 2.0%, during 2010 versus 2009. Revenue increases for Clear Eyes, Chloraseptic, Compound W, Dermoplast, Little Remedies, Murine Tears and The Doctor's were partially offset by revenue decreases on Allergen Block, Murine Ear, and Wartner.  Clear Eyes revenues increased primarily due to the launch of a new line of Clear Eyes Tears products and stronger shipments of the traditional and convenience size items.  Chloraseptic revenues increased as the result of a stronger spring flu season driving consumer consumption. Compound W revenues increased due to increased consumer consumption, particularly behind the non-cryogenic products.  Dermoplast revenues increased as a result of customers buying in advance of a scheduled price increase of our institutional item. Little Remedies revenues increased as the result of distribution gains and increased consumer consumption of its non-medicated pediatric products. Murine Tears revenues increased as the result of higher shipments to markets outside North America. The Doctor's revenues increased due to royalty revenue of $3.1 million received as a result of a legal settlement, and a favorable response due to an increase in advertising compared to 2009. Allergen Block revenues decreased as 2010 sales did not equal the pipeline orders that existed in 2009 as a result of promotions during the introductory period for the product and allowances for returns and markdowns for slow moving inventory at retail. Murine Ear's revenues decreased primarily as the result of slowing consumer consumption, particularly on Earigate.  Wartner's revenues decreased as the result of lost distribution and softness in the cryogenic segment of the wart treatment category.

In early February 2010, we were notified that our largest customer intended to discontinue the sale of The Doctor’s NightGuard and The Doctor’s Brushpicks due to that customer’s initiative to reduce the number of vendors in the Oral Care category.  Subsequent to that notification, we conducted a formal review of the products’ performance with the customer in an effort to reverse the customer’s decision. As a result of that review, the customer decided to continue to sell The Doctor’s Nightguard in approximately one-half of its stores. Both products are included in our OTC Healthcare segment. Revenue and gross profit from The Doctor’s Nightguard product during 2010 at this customer were approximately $3.7 million and $2.7 million, respectively. Revenue and gross profit from The Doctor’s Brushpicks product at this customer during 2010 were approximately $2.2 million and $1.4 million, respectively.

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

Gross Profit

	2010 Gross Profit	%	2009 Gross Profit	%	Increase (Decrease)%
OTC Healthcare	$114,866	63.1	$113,879	63.9	$987	0.9
Household Cleaning	38,578	34.9	41,558	35.8	(2,980)	(7.2)
	$153,444	52.4	$155,437	52.8	$(1,993)	(1.3)

Gross profit during 2010 decreased $2.0 million, or 1.3%, versus 2009. As a percent of total revenue, gross profit decreased from 52.8% in 2009 to 52.4% in 2010. The decrease in gross profit as a percent of revenues was primarily due to higher promotional allowances, unfavorable sales mix and supplier transitional costs, partially offset by decreases in distribution costs.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $1.0 million, or 0.9%, during 2010 versus 2009.  As a percent of OTC Healthcare revenues, gross profit decreased from 63.9% during 2009 to 63.1% during 2010. The decrease in gross profit percentage was primarily the result of higher returns reserves, promotional allowances and product costs, partially offset by increased royalty revenue and lower distribution costs. The increase in returns reserves was for slow moving Allergen Block products. The increase in promotional allowances was primarily the result of an increase in trade promotion activity behind the Chloraseptic, Little Remedies and Allergen Block products. The increase in product costs was primarily the result of a change in supplier for certain Clear Eyes products. The increase in royalty revenue was the result of royalties received as part of a legal settlement related to our oral care business.

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

Contribution Margin

	2010 Contribution Margin	%	2009 Contribution Margin	%	Increase (Decrease)%
OTC Healthcare	$90,602	49.8	$84,128	47.2	$6,474	7.7
Household Cleaning	31,919	28.8	33,933	29.2	(2,014)	(5.9)
	$122,521	41.9	$118,061	40.1	$4,460	3.8

Contribution margin, defined as gross profit less advertising and promotional expenses, for 2010 increased $4.5 million, or 3.8%, versus 2009. The contribution margin increase was the result of a $6.5 million, or 17.3%, decrease in advertising and promotional spending, partially offset by the decrease in gross profit as previously discussed.  The decrease in advertising and promotional spending was primarily attributable to decreases in media support for both the OTC Healthcare and Household Cleaning segments, and market research for the OTC Healthcare segment.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $6.5 million, or 7.7%, during 2010 versus 2009.  The contribution margin increase was the result of the increase in gross margin as previously discussed and a $5.5 million, or 18.4%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending was primarily attributable to a decrease in media support for the Allergen Block and Murine Earigate® products, partially offset by increased media support behind The Doctor’s Nightguard.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.0 million, or 5.9%, during 2010 versus 2009. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a decrease in media support for Comet Mildew Spray Gel.

General and Administrative
General and administrative expenses were $34.2 million for 2010 versus $31.9 million for 2009. The increase in expense was due to a $2.5 million net charge associated with the reduction in workforce and the CEO transition, and increased employee incentive compensation expenses, partially offset by a reduction in legal expenses and favorable currency translation costs.

Depreciation and Amortization
Depreciation and amortization expense was $10.0 million for 2010 versus $8.9 million for 2009.  Amortization was affected by the transfer of two trademarks in the Household Cleaning segment and one trademark in the OTC Healthcare segment, aggregating $45.6 million, from an indefinite-lived status to intangibles with finite lives. Commencing April 1, 2009, these intangibles are being amortized to operations over a 20 year estimated useful life.  This increase in amortization expense was partially offset by a reduction in amortization resulting from a trademark that became fully amortized at March 31, 2009, resulting in a net increase in depreciation and amortization expense of $1.1 million for the period.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2010 and 2009, we performed our annual impairment analysis of intangible assets and goodwill.
As a result, non-cash charges were recorded in 2009 related to the impairment of certain intangible assets and goodwill of $58.6 million and $190.7 million, respectively.  The impairment charges related to intangible assets and goodwill were the result of their carrying value exceeding their fair market value as a result of declining sales and current market conditions.  The impairment charges for OTC Healthcare and Household Cleaning segments were $168.0 million and $81.3 million, respectively.  In 2010, we did record a $2.8 million pre-tax impairment charge related to the goodwill of the Cutex brand. Since we divested this brand in September 2010, this charge is included in the loss from discontinued operations for 2010.

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

Loss on Extinguishment of Debt
During 2010, we refinanced our long-term debt with a new senior credit facility and senior notes.  As a result of the refinancing, we incurred $2.7 million of expense related to the extinguished debt.  The expense consisted of a $2.2 million non-cash charge and a $0.5 million premium paid to tendered Senior Subordinated Notes.

Income Taxes
The provision for income taxes from continuing operations during 2010 was $20.7 million versus a benefit for income taxes of $10.9 million in 2009.  The effective tax rate was 39.2% during 2010 versus (5.4)% during 2009. The 2010 tax rate reflects the impact of a $0.6 million non-cash charge to our deferred tax liability for higher future state taxes.  The increase in the deferred effective tax rate for 2010 is a result of the divestiture of the shampoo businesses which increases the overall effective state tax rate on continuing operations.  The 2009 tax rate includes a tax charge of $64.8 million related to the impairment charges of goodwill recorded during the period.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.  During 2010, we issued $150.0 million of 8.25% Senior Notes due in 2018 and entered into a senior secured term loan facility of $150.0 million maturing in 2016. In November 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018, and borrowed $115.0 million under our existing Credit Agreement. In addition, in November 2010, we amended our Credit Agreement to increase our borrowing capacity under our Senior Secured Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and fund the Blacksmith and Dramamine acquisitions.

	Year Ended March 31,
(In thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$86,670	$59,427	$66,679
Investing activities	(275,680)	7,320	(4,672)
Financing activities	161,247	(60,831)	(32,904)

Fiscal 2011 compared to Fiscal 2010
Operating Activities
Net cash provided by operating activities was $86.7 million for 2011 compared to $59.4 million for 2010.  The $27.3 million increase in net cash provided by operating activities was primarily the result of the following:

•
A net cash inflow of $31.4 million related to working capital in 2011 compared to a net cash outflow of $3.8 million related to working capital in 2010 which resulted in a $35.2 million increase in working capital, partially offset by

•	A net decrease of $7.9 million in net income plus non-cash expenses in 2011 compared to 2010.

The decrease in working capital in 2011 was primarily the result of the acquisitions of Blacksmith and Dramamine, which resulted in higher accounts payable, accrued interest and other accrued expenses, partially offset by higher accounts receivable and inventory.

The acquired Blacksmith business generated (i) $6.1 million in cash which resulted from a corresponding decrease in accounts receivable, due to receipt of payments from customers whose payment terms were extended by Blacksmith prior to the acquisition, and (ii) $10.8 million in inventory due to higher than normal inventory levels at the time of acquisition. Additionally, accrued liabilities increased primarily due to increased incentive compensation accruals and an increase in interest payable resulting from debt financing changes further described in the Financing Activities section below. As noted above, the net working capital decrease was primarily due to acquisition activity, and thus, notwithstanding additional acquisitions in 2012, are considered non-recurring charges.

Consistent with 2010, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and stock-based compensation costs.

Investing Activities
Net cash used for investing activities was $275.7 million for 2011 compared to net cash provided by investing activities of $7.3 million for 2010.  The net cash used for investing activities during 2011 was primarily the result of the Blacksmith and Dramamine acquisitions partially offset due to the proceeds received from the Cutex divestiture.  Net cash provided by investing activities during 2010 was primarily due to the divestiture of the shampoo business partially offset by the acquisition of property and equipment.

Financing Activities
Net cash provided by financing activities was $161.2 million for 2011 compared to net cash used for financing activities of $60.8 million for 2010.  During 2011, we issued $100.0 million of 8.25% Senior Notes due in 2018, and borrowed $115.0 million under our Credit Agreement, which was partially offset by the redemption of the remaining $28.1 million of Senior Subordinated Notes due in 2012 that bore interest at 9.25%. In addition, during 2011, we made a required principal payment of $0.8 million on the 2010 Senior Term Loan plus unscheduled payments of $21.2 million.   At March 31, 2011, our outstanding indebtedness was $492.0 million compared to $328.1 million at March 31, 2010.

2010 compared to 2009
Operating Activities
Net cash provided by operating activities was $59.4 million for 2010 compared to $66.7 million for 2009.  The $7.3 million decrease in net cash provided by operating activities was primarily the result of the following:

•
A net cash outflow of $3.8 million related to working capital in 2010 compared to a net cash inflow of $7.9 million related to working capital in 2009 which resulted in a $11.7 million decrease in working capital, partially offset by

•	A net increase of $4.5 million in net income plus non-cash expenses in 2010 compared to 2009.

The increase in working capital in 2010 was primarily the result of an increase in inventory, due to supplier transitions, and an increase in prepaid taxes.

Consistent with 2009, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs, stock-based compensation costs and the 2010 loss on extinguishment of debt.

Investing Activities
Net cash provided by investing activities was $7.3 million for 2010 compared to net cash used for investing activities of $4.7 million for 2009.  The net cash provided by investing activities during 2010 was primarily due to the divestiture of the shampoo business partially offset by the acquisition of property and equipment.  Net cash used for investing activities during 2009 was primarily due to the $4.2 million settlement of a purchase price adjustment associated with the Wartner USA BV acquisition in 2006.  The remainder was for the acquisition of property and equipment.

Financing Activities
Net cash used for financing activities was $60.8 million for 2010 compared to $32.9 million for 2009.  During 2010, we repaid $60.8 million of indebtedness with cash generated from operations and the proceeds from the sale of the shampoo business.  On March 24, 2010, we used the proceeds from the issuance of new debt of $296.0 million less $6.6 million of deferred financing costs to retire all of the existing debt, with the exception of $28.1 million which was subsequently retired in April 2010.  We recorded a loss on the extinguishment of debt in the amount of $2.7 million.  At March 31, 2010, our outstanding indebtedness was $328.1 million compared to $378.3 million at March 31, 2009.

Capital Resources
On March 24, 2010, we retired our existing Senior Secured Term Loan Facility, which had a maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. On March 24, 2010, we also entered into a new $150.0 million Senior Secured Term Loan Facility with a maturity date of March 24, 2016 (the "2010 Senior Term Loan"), a $30.0 million Senior Secured Revolving Credit Facility with a maturity date of March 24, 2015 (the "2010 Revolving Credit Facility"), and issued Senior Notes of $150.0 million that bore interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes"). This debt refinancing improved our liquidity position by increasing our borrowing capacity under our Senior Secured Term Loan and Revolving Credit Facilities and extending the maturities of our indebtedness. The new debt also better positions us to pursue acquisitions as part of our growth strategy.

The 2010 Senior Term Loan included a discount to the lenders of $1.8 million resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to noteholders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed. The deferred financing costs are being amortized over the term of the loan and notes.

In connection with the acquisition of Blacksmith, on November 1, 2010, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our Credit Agreement in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan (hereinafter all references to the 2010 Senior Term Loan shall also include the $115.0 incremental term loan) under our Senior Secured Term Loan Facility and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 8.25% Senior Notes due 2018 (hereinafter all references to the 2010 Senior Notes shall also include the $100.0 million issuance of 8.25% Senior Notes due 2018).

As of March 31, 2011, we had an aggregate of $492.0 million of outstanding indebtedness, which consisted of the following:

•	$242.0 million of borrowings under the Senior Secured Credit Facility;

•	$250.0 million of 8.25% Senior Notes due 2018.

We had $40.0 million of borrowing capacity under our 2010 Revolving Credit Facility as of March 31, 2011, as well as incremental borrowing capacity of $75.0 million under our Senior Secured Credit Facility.

The 2010 Senior Term Loans bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At March 31, 2011, an aggregate of $242.0 million was outstanding under the Senior Secured Credit Facility at an interest rate of 4.75%.

At times, we utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations.  Although we do not enter into derivative financial instruments for trading purposes, all of our derivatives are straightforward over-the-counter instruments with liquid markets.  The notional, or contractual, amount of our derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.  We account for these financial instruments as cash flow hedges.

In February 2008, we entered into an interest rate swap agreement in the notional amount of $175.0 million, decreasing to $125.0 million at March 26, 2009 to replace and supplement the interest rate cap agreement that expired on May 30, 2008.  Under that swap agreement, we agreed to pay a fixed rate of 2.88% while receiving a variable rate based on LIBOR.  The agreement terminated and was settled in full on March 26, 2010.  At March 31, 2011 and 2010, we did not participate in an interest rate swap and at March 31, 2009 the fair value of the interest rate swap was $2.2 million, which was included in other current liabilities.

The Senior Secured Credit Facility, including the 2010 Senior Term Loans, contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 4.30 to 1.0 for the quarter ended March 31, 2011, (defined as, with certain adjustments, the ratio of our consolidated indebtedness as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items ("EBITDA")). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remains level thereafter, and

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended March 31, 2011, (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remains level thereafter.

At March 31, 2011, we were in compliance with the applicable financial and restrictive covenants under the Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. Commencing on December 31, 2012, we are obligated to make quarterly principal payments on the Senior Secured Term Loan Facility equal to $0.6 million. In March 2011, we made repayments against outstanding indebtedness of $17.5 million in excess of scheduled maturities. In accordance with agreement governing the 2010 Senior Term Loans, such payment was applied against the first four required principal payments, and any remaining principal payment is applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment in 2012.

Commitments

As of March 31, 2011, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$492.0	$—	$3.7	$238.3	$250.0
Interest on long-term debt(1)	215.2	34.8	69.4	68.3	42.7
Purchase obligations:
Inventory costs(2)	44.8	37.8	2.2	1.0	3.8
Other costs(3)	3.3	3.3	—	—	—
Operating leases	2.7	1.0	1.7	—	—
Total contractual cash obligations (4)	$758.0	$76.9	$77.0	$307.6	$296.5

(1)
Represents the estimated interest obligations on the outstanding balances of the Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 7.3%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

(4)	We have excluded FIN 48 obligations because we cannot reasonably estimate when they will occur.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets,

•	Our ability to increase organic growth via new product introductions or line extensions,

•	The high level of competition in our industry and markets (including, without limitation, vendor and stock keeping unit ("SKU") rationalization and expansion of private label product offerings),

•	Our ability to invest in research and development,

•	Our dependence on a limited number of customers for a large portion of our sales,

•	Disruptions in our distribution center,

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	Changing consumer trends or pricing pressures which may cause us to lower our prices,

•	Increases in supplier prices and transportation and fuel charges,

•	Our ability to protect our intellectual property rights,

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	Our level of indebtedness, and ability to service our debt,

•	Any adverse judgments rendered in any pending litigation or arbitration,

•	Our ability to obtain additional financing, and

•	The restrictions imposed by our Senior Credit Facility and the indenture on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2011, we had variable rate debt of approximately $242.0 million under our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ending March 31, 2012 of approximately $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 94.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
May 13, 2011

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations

	Year Ended March 31,
(In thousands, except per share data)	2011	2010	2009
Revenues
Net sales	$333,715	$287,552	$292,157
Other revenues	2,795	5,050	2,189
Total revenues	336,510	292,602	294,346

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	165,632	139,158	138,909
Gross profit	170,878	153,444	155,437

Operating Expenses
Advertising and promotion	42,897	30,923	37,376
General and administrative	41,960	34,195	31,888
Depreciation and amortization	9,876	10,001	8,872
Impairment of goodwill and intangible assets	—	—	249,285
Total operating expenses	94,733	75,119	327,421
Operating income (loss)	76,145	78,325	(171,984)

Other (income) expense
Interest income	(1)	(1)	(143)
Interest expense	27,318	22,936	28,579
Loss on extinguishment of debt	300	2,656	—
Total other expense	27,617	25,591	28,436
Income (loss) from continuing operations before income taxes	48,528	52,734	(200,420)
Provision (benefit) for income taxes	19,349	20,664	(10,876)
Income (loss) from continuing operations	29,179	32,070	(189,544)

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	591	(112)	2,768
Gain (loss) on sale of discontinued operations, net of income tax	(550)	157	—
Net income (loss)	$29,220	$32,115	$(186,776)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.58	$0.64	$(3.80)
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	0.06
Net income (loss)	$0.58	$0.64	$(3.74)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.58	$0.64	$(3.80)
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	0.06
Net income (loss)	$0.58	$0.64	$(3.74)

Weighted average shares outstanding:
Basic	50,081	50,013	49,935
Diluted	50,338	50,085	49,935

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$13,334	$41,097
Accounts receivable	44,393	30,621
Inventories	39,751	27,676
Deferred income tax assets	5,292	6,353
Prepaid expenses and other current assets	4,812	4,917
Current assets of discontinued operations	—	1,486
Total current assets	107,582	112,150

Property and equipment	1,444	1,396
Goodwill	154,896	111,489
Intangible assets	786,361	554,359
Other long-term assets	6,635	7,148
Long-term assets of discontinued operations	—	4,870

Total Assets	$1,056,918	$791,412

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,615	$12,771
Accrued interest payable	10,313	1,561
Other accrued liabilities	22,280	11,733
Current portion of long-term debt	—	29,587
Total current liabilities	54,208	55,652

Long-term debt
Principal amount	492,000	298,500
Less unamortized discount	(5,055)	(3,943)
Long-term debt, net of unamortized discount	486,945	294,557

Deferred income tax liabilities	153,933	112,144

Total Liabilities	695,086	462,353

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None
Common stock - $0.01 par value
Authorized – 250,000 shares
Issued – 50,276 shares and 50,154 shares at March 31, 2011 and 2010, respectively	503	502
Additional paid-in capital	387,932	384,027
Treasury stock, at cost – 160 shares and 124 shares at March 31, 2011 and 2010, respectively	(416)	(63)
Accumulated deficit	(26,187)	(55,407)
Total Stockholders’ Equity	361,832	329,059

Total Liabilities and Stockholders’ Equity	$1,056,918	$791,412

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2008	50,060	$501	$380,364	59	$(47)	$(999)	99,254	$479,073

Stock-based compensation	—	—	2,439	—	—	—	—	2,439

Purchase of common stock for treasury	—	—	—	65	(16)	—	—	(16)

Components of comprehensive income (loss):
Net loss	—	—	—	—	—	—	(186,776)	(186,776)

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $32	—	—	—	—	—	53	—	53

Unrealized loss on interest rate caps, net of income tax benefit of $238	—	—	—	—	—	(388)	—	(388)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(187,111)

Balances at March 31, 2009	50,060	$501	$382,803	124	$(63)	$(1,334)	$(87,522)	$294,385

Stock-based compensation	94	1	1,224	—	—	—	—	1,225

Components of comprehensive income:

Net income	—	—	—	—	—	—	32,115	32,115

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $818	—	—	—	—	—	1,334	—	1,334
Total comprehensive income	—	—	—	—	—	—	—	33,449

Balances at March 31, 2010	50,154	$502	$384,027	124	(63)	$—	$(55,407)	$329,059

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2010	50,154	$502	$384,027	124	$(63)	$—	$(55,407)	$329,059

Stock-based compensation	—	—	3,575	—	—	—	—	3,575
Exercise of stock options	34		331					331
Issuance of shares related to restricted stock	88	1	(1)					—
Shares surrendered as payment of tax withholding				36	(353)			(353)

Components of comprehensive income:
Net income	—	—	—	—	—	—	29,220	29,220
Total comprehensive income	—	—	—	—	—	—	—	29,220

Balances at March 31, 2011	50,276	$503	$387,932	160	$(416)	—	$(26,187)	$361,832

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2011	2010		2009
Operating Activities
Net income (loss)	$29,220	$32,115		$(186,776)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,108	11,450		11,219
Loss (gain) on sale of discontinued operations	890	(253)		—
Deferred income taxes	9,324	11,012		(19,955)
Amortization of deferred financing costs	1,043	1,926		2,233
Impairment of goodwill and intangible assets	—	2,751		249,590
Stock-based compensation costs	3,575	2,085		2,439
Loss on extinguishment of debt	300	2,166		—
Amortization of debt discount	702	—		—
Loss on disposal of equipment	153	—		—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	4,918	6,404		8,193
Inventories	12,443	(3,351)		2,719
Prepaid expenses and other current assets	154	(3,559)		458
Accounts payable	1,784	(3,127)		(2,265)
Accrued liabilities	12,056	(192)		(1,176)
Net cash provided by operating activities	86,670	59,427		66,679

Investing Activities
Purchases of equipment	(655)	(673)		(481)
Proceeds from sale of property and equipment	12	—		—
Proceeds from sale of discontinued operations	4,122	7,993		—
Acquisition of Blacksmith, net of cash acquired	(202,044)	—	—	—
Acquisition of Dramamine	(77,115)	—	—	—
Business acquisition purchase price adjustments	—	—		(4,191)
Net cash (used in) provided by investing activities	(275,680)	7,320		(4,672)

Financing Activities
Proceeds from issuance of debt	—	296,046		—
Proceeds from issuance of Senior Notes	100,250	—		—
Proceeds from issuance of Senior Term Loan	112,936	—		—
Payment of deferred financing costs	(830)	(6,627)		—
Repayment of long-term debt	(51,087)	(350,250)		(32,888)
Proceeds from exercise of stock options	331	—		—
Shares surrendered as payment of tax withholding	(353)	—		(16)
Net cash provided by (used in) financing activities	161,247	(60,831)		(32,904)
(Decrease) increase in cash	(27,763)	5,916		29,103
Cash - beginning of year	41,097	35,181		6,078
Cash - end of year	$13,334	$41,097		$35,181

Interest paid	$17,509	$24,820		$26,745
Income taxes paid	$11,894	$15,494		$9,844

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or "we" which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-the-Counter ("OTC") Healthcare and Household Cleaning brands to mass merchandisers, drug stores, supermarkets, club and dollar stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior credit facility and the senior notes more fully described in Note 10 to the Consolidated Financial Statements.

Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2011”) mean our fiscal year ended on March 31st of that year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable
We extend non-interest-bearing trade credit to our customers in the ordinary course of business.  We maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, we (i) have established credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of customers’ financial condition, (iii) monitor the payment history and aging of customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or market value, where cost is determined by using the first-in, first-out method.  We reduce inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7

Leasehold improvements are amortized over the lesser of the term of the lease or 5 years.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the accounts and recognize the resulting gain or loss in the consolidated statement of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  We do not amortize goodwill, but perform impairment tests of the carrying value at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate the asset may be impaired.  We test goodwill for impairment at the reporting unit “brand” level which is one level below the operating segment level.

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

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Due to the nature of the consumer products industry, we are required to estimate future product returns.  Accordingly, we record an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $23.5 million for 2011, $20.7 million for 2010 and $21.8 million for 2009.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution, including slotting fees associated with products, are recognized as a reduction of sales.  Under allowances for new distribution arrangements, the retailers allow our products to be placed on the stores’ shelves in exchange for such fees.

Stock-based Compensation
We recognize stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, we have applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

We are subject to taxation in the United States and various state and foreign jurisdictions.

We classify penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

Derivative Instruments
Companies are required to recognize derivative instruments as either assets or liabilities in the consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We did not have any derivative financial instruments at March 31, 2010 or 2011, although we did incur a $1.3 million loss during 2010 related to derivative financial instruments.

We have designated our derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk.  For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item (principally interest expense) associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.  Cash flows from these instruments are classified as operating activities.

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

Recently Issued Accounting Standards
In December 2010, the FASB issued guidance regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the ASC Intangibles-Goodwill and Other Topic, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

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

 2.           Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related assets as discontinued in the Consolidated Balance Sheet as of March 31, 2010 and reclassified the related operating results as discontinued in the Consolidated Financial Statements and related notes for all periods presented.  We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million net of tax related tax effects of $0.3 million on the sale in 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the remaining assets to the OTC Healthcare segment for all periods presented.

In October 2009, we sold certain assets related to the shampoo brands, which were included in our previously reported Personal Care segment.  In accordance with the ASC, we reclassified the related operating results as discontinued in the Consolidated Financial Statements and related notes for all periods presented.  We recognized a gain of $0.3 million on a pre-tax basis and $0.2 million net of related tax effects of $0.1 million on the sale in 2010. The total sales price for the assets was $9.0 million, subject to an inventory adjustment, with $8.0 million received upon closing. We received the remaining $1.0 million in October 2010.

The following table presents the assets related to the discontinued operations as of March 31, 2010 (in thousands):

Inventory	$1,486
Intangible assets	4,870
Total assets of discontinued operations	$6,356

The following table summarizes the results of discontinued operations (in thousands):

	Year Ended March 31,
	2011	2010	2009
Components of Income
Revenues	$4,027	$14,474	$18,369
Income (loss) from discontinued operations, net of tax	591	(112)	2,768

3. Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. The working capital adjustment is among a number of items that we are challenging related to the purchase price. In connection with the Blacksmith acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. The primary reason to acquire these brands was to expand our brand offerings and complement our existing OTC brands. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.
The acquisition was accounted for in accordance with the Business Combinations Topic of the ASC which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is based on valuations which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $204.5 million purchase price to the assets we acquired and liabilities we assumed in the Blacksmith acquisition:

(In thousands)

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	22,155
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	43,407
Trademarks	165,346
Other long-term assets	19
Total assets acquired	252,380

Accounts payable	7,060
Accrued expenses	5,212
Income taxes payable	2,031
Deferred income taxes	33,526
Total liabilities assumed	47,829

Total purchase price	$204,551

Transaction and other costs associated with the Blacksmith acquisition of $7.2 million are included in general and administrative expenses in our statement of operations for 2011.

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of net assets acquired. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at March 31, 2011 was 14.6 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations from November 1, 2010 through March 31, 2011 were $34.8 million and the net loss was $4.8 million.

The following table provides our unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the results of Blacksmith's operations had been included in our operations commencing on October 31, 2009, the inception of Blacksmith, and based upon available information related to Blacksmith's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Blacksmith acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(Unaudited)	Year Ended March 31,
(In thousands, except per share data)	2011	2010	2009

Revenues	$392,201	$322,055	$294,346
Income from continuing operations	30,514	27,887	(189,544)

Basic earnings per share:
Income from continuing operations	0.61	0.56	(3.80)

Diluted earnings per share:
Income from continuing operations	0.61	0.56	(3.80)

Dramamine Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was $77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs incurred in the acquisition of $1.2 million. The primary reason to acquire the Dramamine brand was to expand our brand offerings and complement our existing OTC brands. The purchase price was funded by cash on hand.

The acquisition was accounted for in accordance with the Business Combinations Topic of the ASC. Accordingly, as the Dramamine assets acquired do not constitute a business, as defined in the ASC, we have accounted for the transaction as an asset acquisition. The total consideration paid, including transaction costs, have been allocated to the tangible and intangible assets acquired based upon their relative fair values at the date of acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is based on valuations which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $77.1 million purchase price to the assets we acquired comprising the Dramamine brand:

(In thousands)

Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

The $75.9 million fair value of the acquired Dramamine trademark was comprised solely of non-amortizable intangible assets.

Acquisition of Wartner USA B.V.

On September 21, 2006, we acquired the ownership interests of Wartner USA B.V., the owner of the Wartner brand of OTC wart treatment products in the U.S. and Canada. The purchase price of the ownership interests was approximately $31.2 million, including fees and expenses of the acquisition of $0.2 million and the assumption of approximately $5.0 million of contingent payments, with an originally estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011.  In connection with these contingent payments, during 2009, we paid the former owner $4.0 million in full satisfaction of all obligations due to such former owner.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31,
	2011	2010
Trade accounts receivable	$50,333	$35,527
Other receivables	712	1,588
	51,045	37,115
Less allowances for discounts, returns and uncollectible accounts	(6,652)	(6,494)
	$44,393	$30,621

5. Inventories

Inventories consist of the following (in thousands):

	March 31,
	2011	2010
Packaging and raw materials	$1,287	$1,818
Finished goods	38,464	25,858

	$39,751	$27,676

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction of $0.6 million and $2.0 million at March 31, 2011 and 2010, respectively, related to obsolete and slow moving inventory.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2011	2010
Machinery	$1,215	$1,620
Computer equipment	2,341	1,570
Furniture and fixtures	239	239
Leasehold improvements	423	418
	4,218	3,847

Accumulated depreciation	(2,774)	(2,451)

	$1,444	$1,396

We recorded depreciation expense of $0.7 million, $0.6 million, $0.5 million for 2011, 2010 and 2009, respectively.

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2009, 2010 and 2011 (in thousands):

	OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2008
Goodwill	$238,258	$72,549	$310,807
Accumulated impairment losses	(1,892)	—	(1,892)
Balance – March 31, 2008	236,366	72,549	308,915

2009 purchase price adjustments	(3,988)	—	(3,988)
2009 impairments	(125,527)	(65,160)	(190,687)

Balance – March 31, 2009
Goodwill	234,270	72,549	306,819
Accumulated impairment losses	(127,419)	(65,160)	(192,579)
Balance – March 31, 2009	106,851	7,389	114,240

2010 impairments	(2,751)	—	(2,751)

Balance – March 31, 2010
Goodwill	234,270	72,549	306,819
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	104,100	7,389	111,489

2011 additions	43,407	—	43,407

Balance – March 31, 2011
Goodwill	277,677	72,549	350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$147,507	$7,389	$154,896

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith. In connection with this acquisition, we recorded goodwill of $43.4 million based on the amount by which the purchase price exceeded the fair value of net assets acquired.

At March 31, 2011, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2011.

At March 31, 2010, in conjunction with the annual test for goodwill, we recorded an impairment charge of $2.8 million to adjust the carrying amounts of goodwill related to the Cutex brand to its fair value, as determined by use of a discounted cash flow methodology. The impairment was a result of distribution losses and increased competition from private label store brands. Due to the sale of Cutex on September 1, 2010, this impairment charge is included in the loss from discontinued operations for the year ended March 31, 2010.

At March 31, 2009, in conjunction with the annual test for goodwill impairment, we recorded an impairment charge aggregating $190.7 million to adjust the carrying amounts of goodwill related to several reporting units within the OTC Healthcare and Household Cleaning segments to their fair values as determined by use of a discounted cash flow methodology.  This impairment charge is included in Impairment of goodwill and intangible assets on the Consolidated Statements of Operations for 2009. These charges were a consequence of the challenging economic environment experienced in 2009, the dislocation of the debt and equity markets, and the contracting consumer demand for certain of our product offerings.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at March 31, 2011, 2010 and 2009, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.   Although the impairment charges in the prior years were a result of utilizing management’s best estimate of fair value, the estimates and assumptions made in assessing the fair value of the our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

8. Intangible Assets

A reconciliation of the activity affecting intangible assets for each of 2009, 2010 and 2011 is as follows (in thousands):

	Year Ended March 31, 2009
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2008	$544,963	$119,470	$196	$664,629
Additions	—	500	—	500
Reclassifications	—	—	—	—
Impairments	(44,787)	(13,811)	—	(58,598)
Disposals	—	—	(38)	(38)
Balance – March 31, 2009	$500,176	$106,159	$158	$606,493

Accumulated Amortization
Balance – March 31, 2008	$—	$28,377	$141	$28,518
Additions	—	8,837	39	8,876
Disposals	—	—	(38)	(38)
Balance – March 31, 2009	$—	$37,214	$142	$37,356

Intangibles, net – March 31, 2009	$500,176	$68,945	$16	$569,137

	Year Ended March 31, 2010
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2009	$500,176	$106,159	$158	$606,493
Reclassifications	(45,605)	45,605	—	—
Disposals	—	(500)	—	(500)
Balance – March 31, 2010 (including discontinued operations)	454,571	151,264	158	605,993
Long-term assets of discontinued operations	—	(8,270)	—	(8,270)
Balance – March 31, 2010	$454,571	$142,994	$158	$597,723

Accumulated Amortization
Balance – March 31, 2009	$—	$37,214	$142	$37,356
Additions	—	9,725	16	9,741
Disposals	—	(333)	—	(333)
Balance – March 31, 2010 (including discontinued operations)	—	46,606	158	46,764
Long-term assets of discontinued operations	—	(3,400)	—	(3,400)
Balance – March 31, 2010	$—	$43,206	$158	$43,364

Intangibles, net – March 31, 2010	$454,571	$99,788	$—	$554,359

	Year Ended March 31, 2011
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2010 (including discontinued operations)	$454,571	$151,264	$158	$605,993
Additions	233,913	7,299	—	241,212
Disposals	—	(8,270)	—	(8,270)
Balance – March 31, 2011	$688,484	$150,293	$158	$838,935

Accumulated Amortization
Balance – March 31, 2010	$—	$46,606	$158	$46,764
Additions	—	9,210	—	9,210
Disposals	—	(3,400)	—	(3,400)
Balance – March 31, 2011	$—	$52,416	$158	$52,574

Intangibles, net – March 31, 2011	$688,484	$97,877	—	$786,361

On January 6, 2011, we acquired certain assets related to the Dramamine brand in the United States. In connection with this acquisition, we allocated $75.9 million of the purchase price to intangible assets.

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith. In connection with this acquisition, we allocated $165.3 million of the purchase price to intangible assets, which are comprised of acquired trademarks. The allocation is based on valuations performed to determine the fair value of such assets as of the acquisition date.

In a manner similar to goodwill, we completed our test for impairment of its intangible assets during the fourth quarter of 2011, 2010 and 2009.  For 2011 and 2010, we did not record any impairment charge as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values. For 2009, we recorded an impairment charge aggregating $58.6 million to the OTC Healthcare and Household Cleaning segments as facts and circumstances indicated that the carrying values of the intangible assets for such segments exceeded their fair values and may not be recoverable.

The economic events experienced during 2009, as well as our plans and projections for our brands indicated that several of such brands could no longer support indefinite useful lives.  Each of the brands that incurred an impairment charge during the three month period ended March 31, 2009 was adversely affected by increased competition and the macroeconomic environment in the United States.  Consequently, at April 1, 2009, management reclassified $45.6 million of previously indefinite-lived intangibles to intangibles with definite lives.  Management estimates the remaining useful lives of these intangibles to be 20 years.

The carrying value as of March 31, 2009 and the annual amortization charges by operating segment of the reclassified intangibles were as follows (in thousands):

Intangible	Carrying Value as of March 31, 2009	Annual Amortization
Household Cleaning Trademarks	$34,888	$1,745
OTC Healthcare Trademarks	10,717	536
	$45,605	$2,281

The weighted average remaining life for finite-lived intangible assets at March 31, 2011 was approximately 14.5 years and the amortization expense for the year ended March 31, 2011 was $9.2 million. At March 31, 2011, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 3 to 30 years and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2012	$9,409
2013	8,547
2014	7,416
2015	6,082
2016	6,082
Thereafter	60,341

$97,877

9. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31,
	2011	2010
Accrued marketing costs	$9,967	$3,823
Accrued payroll	7,589	5,233
Accrued commissions	408	285
Accrued income taxes	531	372
Accrued professional fees	1,953	1,089
Accrued severance	1,324	929
Accrued other	508	2

	$22,280	$11,733

10. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2011	2010
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company’s option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%.  At March 31, 2011, the average interest rate on the 2010 Senior Term Loan was 4.75%.  Principal payments of $0.7 million are payable quarterly, with the remaining principal due on the 2010 Senior Term Loan maturity date.  The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company’s assets. The 2010 Senior Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries, other than Prestige Brands, Inc. (the "Borrower"). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	$242,000	$150,000

Senior unsecured notes ("2010 Senior Notes") bear interest at 8.25%, with interest only payable on April 1st and October 1st of each year. The 2010 Senior Notes mature on April 1, 2018; however, the Company may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes (the "Senior Notes Indenture"). The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	250,000	150,000

Senior subordinated notes ("Senior Subordinated Notes") that bore interest of 9.25% which was payable on April 15th and October 15th of each year. The balance outstanding on the Senior Subordinated Notes as of March 31, 2010 was repaid in full on April 15th, 2010. The Senior Subordinated Notes were unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer.	—	28,087

	492,000	328,087
Current portion of long-term debt	—	(29,587)

	492,000	298,500
Less: unamortized discount on the 2010 Senior Notes	(5,055)	(3,943)
Long-term debt, net of unamortized discount	$486,945	$294,557

On March 24, 2010, Prestige Brands, Inc. issued $150.0 million of 2010 Senior Notes, with an interest rate of 8.25% and a maturity date of April 1, 2018. On November 1, 2010, Prestige Brands, Inc. issued an additional $100.0 million of the 2010 Senior Notes. The 2010 Senior Notes issued in March and November were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate.

On March 24, 2010, Prestige Brands, Inc. entered into a senior secured term loan facility (“2010 Senior Term Loan”) for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries , executed an Increase Joinder to our Credit Agreement dated March 24, 2010 pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The incremental 2010 Senior Term Loan will also mature on March 24, 2016.

Additionally, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the Borrower's 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the revolving credit facility in an aggregate principal amount of up to $40.0 million. Our 2010 Revolving Credit Facility was available for maximum borrowings of $40.0 million at March 31, 2011. Except for the increase in the amount of the revolving credit facility, no other changes were made to the 2010 Revolving Credit Facility.

In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan, and the 2010 Revolving Credit Facility, we incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan, and the 2010 Revolving Credit Facility, we incurred $0.6 million in issuance costs, all of which was capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes.

On March 24, 2010, we retired our existing Senior Secured Term Loan facility with an original maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. In connection with the refinancing, we recognized a $0.3 million loss on the extinguishment of debt for 2011.

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

At any time prior to April 1, 2014, we may redeem the 2010 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole premium” calculated as set forth in the Senior Notes Indenture, together with accrued and unpaid interest, if any, to the date of redemption. We may redeem the 2010 Senior Notes in whole or in part at any time on or after the 12-month period beginning April 1, 2014 at a redemption price of 104.125% of the principal amount thereof, at a redemption price of 102.063% of the principal amount thereof if the redemption occurs during the 12-month period beginning on April 1, 2015, and at a redemption price of 100% of the principal amount thereof if the redemption occurs on and after April 1, 2016, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to April 1, 2013, with the net cash proceeds from certain equity offerings, we may redeem up to 35% in aggregate principal amount of the 2010 Senior Notes at a redemption price of 108.250% of the principal amount of the 2010 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

The Credit Agreement contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The Credit Agreement and the Senior Notes Indenture also contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement and the Senior Notes Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement and the Senior Notes Indenture. At March 31, 2011, we were in compliance with the covenants under our long-term indebtedness.

In March 2011, we made a $17.5 million unscheduled principal payment toward the 2010 Senior Term Loan. In accordance with the agreement governing the 2010 Senior Term Loan, such payment was applied against the first four required principal payments, and any additional principal payment is applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment in 2012.

Future principal payments required in accordance with the terms of the Credit Agreement and the Senior Notes Indenture are as follows (in thousands):

Year Ending March 31,
2012	$—
2013	1,241
2014	2,482
2015	2,482
2016	235,795
Thereafter	250,000

$492,000

11. Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at March 31, 2011 or 2010. We recorded a charge to interest expense of $2.9 million during 2010 and $0.5 million during 2009 in connection with an interest rate swap agreement.  We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.  The notional, or contractual, amount of our derivative financial instruments were used to measure the amount of interest to be paid or received and did not represent an actual liability.  These interest rate cap and swap agreements were accounted for as cash flow hedges.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At March 31, 2011 and March 31, 2010, the carrying value of the 2010 Senior Term Loan was $242.0 million and $150.0 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at our option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of our 2010 Senior Term Loan was approximately $243.4 million and $150.8 million at March 31, 2011 and March 31, 2010, respectively.

At March 31, 2011 and March 31, 2010, the carrying value of our 2010 Senior Notes was $250.0 million and $150.0 million, respectively.  The market value of these notes was approximately $264.4 million and $152.3 million at March 31, 2011 and March 31, 2010, respectively.  The market values have been determined from market transactions in our debt securities. Also at March 31, 2010, we maintained a residual balance of $28.1 million relating to the Senior Subordinated Notes, all of which was redeemed on April 15, 2010 at par value plus any accrued and unpaid interest.

 12. Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on our common stock through March 31, 2011.

During 2011, 2010 and 2009, we repurchased 36, zero and 65 shares, respectively, of restricted common stock from current and former employees pursuant to the provisions of the various employee stock purchase agreements.  The purchases were at an average price of $9.81 per share for 2011 and $0.24 per share for 2009.   All of such shares have been recorded as treasury stock.

13. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards, and restricted stock units. The components of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Year Ended March 31,
	2011	2010	2009
Numerator
Income (loss) from continuing operations	$29,179	$32,070	$(189,544)
Income from discontinued operations and gain on sale of discontinued operations	41	45	2,768
Net income (loss)	$29,220	$32,115	$(186,776)

Denominator
Denominator for basic earnings per share- weighted average shares	50,081	50,013	49,935
Dilutive effect of unvested restricted common stock (including restricted stock units), options and stock appreciation rights issued to employees and directors	257	72	—
Denominator for diluted earnings per share	50,338	50,085	49,935

Earnings per Common Share:
Basic earnings (loss) per share from continuing operations	$0.58	$0.64	$(3.80)
Basic earnings per share from discontinued operations and gain on sale of discontinued operations	—	—	0.06
Basic net earnings (loss) per share	$0.58	$0.64	$(3.74)

Diluted earnings (loss) per share from continuing operations	$0.58	$0.64	$(3.80)
Diluted earnings per share from discontinued operations and gain on sale of discontinued operations	—	—	0.06
Diluted net earnings (loss) per share	$0.58	$0.64	$(3.74)

At March 31, 2011, 2010 and 2009, there were zero, 0.1 million and 0.2 million shares of restricted stock awards that have been excluded from the computation of basic earnings per share as these awards were subject to contingencies that were not met as of the end of each respective period. Additionally, for 2011, 2010 and 2009 there were 0.5 million, 1.3 million and 0.7 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14. Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”) which provides for the grant, to a maximum of 5.0 million shares, of restricted stock, stock options, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During 2011, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized was $3.6 million and $1.4 million, respectively.  During the year management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

During 2010, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized was $2.1 million and $0.8 million, respectively.  During the year management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

During 2009, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $2.4 million and $0.9 million, respectively.  During the year management determined that the Company would not meet the performance goals associated with the grants of stock to management and employees in May 2007 and 2008 (with respect to the shares that could have been earned based on the Company's performance in 2009).  Therefore, management reversed previously recorded stock compensation costs of $0.7 million and $0.2 million related to the May 2007 and May 2008 grants, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the plan or document pursuant to which the awards were made.  The grant-date fair value of restricted shares is determined using the closing price of our common stock on the day preceding the grant date.  The weighted-average grant-date fair value during 2011, 2010 and 2009 was $8.99, $7.09 and $10.85, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2008	484.7	$11.78

Granted	303.5	10.85
Vested	(29.9)	10.88
Forfeited	(415.9)	11.55
Nonvested at March 31, 2009	342.4	11.31

Granted	171.6	7.09
Vested	(47.8)	10.97
Forfeited	(179.1)	11.28
Nonvested at March 31, 2010	287.1	8.86

Granted	125.0	8.99
Vested	(88.2)	9.63
Forfeited	(48.5)	10.10
Vested and nonvested at March 31, 2011	275.4	8.46
Vested at March 31, 2011	29.2	6.84

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of our common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years.  The option awards provide for accelerated vesting in the event of a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management’s estimates and consideration of information derived from the public filings of companies similar to us and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during 2011, 2010 and 2009 were $9.26, $3.64 and $5.04, respectively.

	Year Ended March 31,
	2011	2010
Expected volatility	52.8%	45.6%
Expected dividends	—	—
Expected term in years	7.0	7.0
Risk-free rate	3.2%	2.8%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2008	253.5	$12.86

Granted	413.2	10.91
Exercised	—	—
Forfeited or expired	(4.1)	11.83
Outstanding at March 31, 2009	662.6	11.65

Granted	1,125.0	7.16
Exercised	—	—
Forfeited or expired	(203.4)	11.34
Outstanding at March 31, 2010	1,584.2	8.50

Granted	418.6	9.26
Exercised	(33.8)	9.79
Forfeited or expired	(347.5)	10.74
Outstanding at March 31, 2011	1,621.5	8.19	7.9	$5,519

Exercisable at March 31, 2011	663.8	$8.66	7.0	2,032

The total intrinsic value of options exercised during 2011 was less than $0.1 million. The total intrinsic value at March 31, 2011 for options granted during 2011 was $944.7 million. The weighted average fair value per option at the grant date was $4.91 for 2011.

At March 31, 2011, there were $3.0 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.2 years.  However, certain of the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed.  The total fair value of options and restricted shares vested during 2011, 2010 and 2009, was $2.3 million, $0.5 million and $0.3 million, respectively.  Cash received from the exercise of stock options was $0.3 million during 2011 and we realized $0.2 million in tax benefits for the tax deductions resulting from option exercises. There were no options exercised during 2010 or 2009 and therefore, we did not realize any tax benefits during these periods associated with option exercises.  At March 31, 2011, there were 2.9 million shares available for issuance under the Plan.

15. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009
Current
Federal	$8,793	$10,837	$8,264
State	1,496	1,492	1,130
Foreign	522	415	218
Deferred
Federal	7,211	6,418	(18,077)
State	1,327	1,502	(2,411)
Total provision (benefit) for income taxes from continuing operations	$19,349	$20,664	$(10,876)

The principal components of our deferred tax balances are as follows (in thousands):

	March 31,
	2011	2010
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$2,701	$2,670
Inventory capitalization	812	644
Inventory reserves	260	806
Net operating loss carryforwards	579	663
Property and equipment	—	20
State income taxes	7,089	4,964
Accrued liabilities	1,768	502
Stock compensation	3,003	1,938
Other	136	—
Total deferred tax assets	16,348	12,207

Deferred Tax Liabilities
Property and equipment	(65)	—
Intangible assets	(164,924)	(117,998)
Total deferred tax liabilities	(164,989)	(117,998)

Net deferred tax liability	$(148,641)	$(105,791)

At March 31, 2011, a wholly-owned subsidiary of the Company had a net operating loss carryforward of approximately $1.7 million which may be used to offset future taxable income of the consolidated group and begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $0.2 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
(In thousands)	2011		2010		2009
		%		%		%
Income tax provision (benefit) at statutory rate	$17,008	35.0	$19,069	35.0	$(68,586)	(35.0)
Foreign tax (benefit) provision	(42)	(0.1)	(36)	(0.1)	83	—
State income taxes, net of federal income tax benefit	1,615	3.3	1,662	3.1	(5,467)	(2.8)
Increase in net deferred tax liability resulting from an increase in the effective state tax rate	302	0.6	597	1.1	—	—
Goodwill	—	—	1,039	1.9	64,770	33.1
Transaction costs	367	0.8	—	—	—	—
Other	124	0.3	39	0.1	14	—
Total provision (benefit) for income taxes	19,374	39.9	22,370	41.1	(9,186)	(4.7)
Amount included in discontinued operations	25	38.2	1,706	97.5	1,690	37.9
Provision (benefit) for income taxes from continuing operations	$19,349	39.9	$20,664	39.2	$(10,876)	(5.4)

Uncertain tax liability activity is as follows:

	2011	2010
(In thousands)
Balance – beginning of year	$315	225
Additions based on tax positions related to the current year	141	90
Balance – end of year	$456	$315

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.   We did not incur any material interest or penalties related to income taxes in any of the periods presented.  We do not anticipate any events or circumstances that would cause a significant change to these uncertainties during the ensuing year.  We are subject to taxation in the United States and various state and foreign jurisdictions and we are generally open to examination from the year ended March 31, 2008 forward.

16. Commitments and Contingencies

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech Products Inc. (“Medtech”), a wholly-owned subsidiary of the Company, was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division (the “California Court”).  In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech's two Dermoplast products.  Medtech filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the U.S. District Court for the Southern District of New York (the “New York Court”).   On July 19, 2010, the California Court severed the action as to each and every separate defendant (including Medtech) and transferred the action against Medtech to the New York Court.  On October 25, 2010, Medtech filed with the New York Court a Motion to Dismiss, or in the Alternative, to Stay, the action brought by SFT. A decision by the New York Court regarding Medtech's Motion to Dismiss, or in the Alternative Stay is still pending.

Trutek Arbitration

On November 1, 2010, Trutek Corp. (“Trutek”) commenced an arbitration proceeding against Prestige Brands, Inc. (“Prestige Brands”), a wholly-owned subsidiary of the Company, in which Trutek alleged that Prestige Brands breached certain terms of a license agreement between Trutek and Prestige Brands providing for the license of certain intellectual property by Trutek to Prestige Brands for an allergy relief product. Prestige Brands has denied Trutek's allegations of breach of the license agreement. Discovery in the arbitration is ongoing and a hearing is scheduled to occur in October 2011.

In addition to the matters described above, we are involved from time to time in other routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on our business, financial condition or results from operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for our operating leases (in thousands):

	Facilities	Equipment	Total
Year Ending March 31,
2012	$935	$78	$1,013
2013	976	44	1,020
2014	640	21	661
2015	50	—	50
2016	—	—	—
	$2,601	$143	$2,744

Rent expense was $0.8 million for each of 2011 and 2010 and was $0.6 million in 2009.

Purchase Commitments
We have entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than 10 percent of the estimated purchases that are expected to be made during the course of the supply agreement.

(In thousands)
Year Ending March 31,
2012	$1,166
2013	1,136
2014	1,105
2015	1,074
2016	1,044
Thereafter	2,635

$8,160

17. Concentrations of Risk

Our sales are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug accounts, and dollar and club stores.  During 2011, 2010 and 2009, approximately 57.4%, 64.3% and 62.6%, respectively, of our total sales were derived from our four major brands.  During 2011, 2010 and 2009, approximately 20.3%, 24.4% and 25.5%, respectively, of our sales were made to one customer.  At March 31, 2011, approximately 19.7% of accounts receivable were owed by the same customer.

We manage product distribution in the continental United States through a third-party distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage our inventories and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time that it takes us to reopen or replace our distribution center.  As a result, any such disruption could have a material adverse affect on our sales and profitability.

At March 31, 2011, we had relationships with over 40 third-party manufacturers.  Of those, we had long-term contracts with 11 manufacturers that produced items that accounted for approximately 52.9% of our gross sales for each of 2011 and 2010.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

18. Business Segments

Segment information has been prepared in accordance with Segment Reporting Topic of the FASB ASC. As described in Note 2, on September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand included in our previously reported Personal Care segment to an unrelated third-party. The assets sold comprised a substantial majority of the assets in our previously reported Personal Care segment. The remaining assets and revenues generated do not constitute a reportable segment under the Segment Reporting Topic of the FASB ASC. Therefore, we reclassified the remaining assets and results to the OTC Healthcare segment for all periods presented. Our current operating and reportable segments consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The table below summarizes information about our operating and reportable segments.

	Year Ended March 31, 2011
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$234,042	$99,673	$333,715
Other revenues	543	2,252	2,795

Total revenues	234,585	101,925	336,510
Cost of sales	97,710	67,922	165,632

Gross profit	136,875	34,003	170,878
Advertising and promotion	36,752	6,145	42,897

Contribution margin	$100,123	$27,858	127,981
Other operating expenses			51,836

Operating income			76,145
Other expenses			27,617
Provision for income taxes			19,349

Income from continuing operations			29,179
Income from discontinued operations, net of income tax			591
Loss on sale of discontinued operations, net of income tax benefit			(550)

Net income			$29,220

	Year Ended March 31, 2010
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$178,755	$108,797	$287,552
Other revenues	3,151	1,899	5,050

Total revenues	181,906	110,696	292,602
Cost of sales	67,040	72,118	139,158

Gross profit	114,866	38,578	153,444
Advertising and promotion	24,264	6,659	30,923

Contribution margin	$90,602	$31,919	122,521
Other operating expenses			44,196

Operating income			78,325
Other expenses			25,591
Provision for income taxes			20,664

Income from continuing operations			32,070
Loss from discontinued operations, net of income tax benefit			(112)
Gain on sale of discontinued operations, net of income tax			157

Net income			$32,115

	Year Ended March 31, 2009
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$178,234	$113,923	$292,157
Other revenues	97	2,092	2,189

Total revenues	178,331	116,015	294,346
Cost of sales	64,452	74,457	138,909

Gross profit	113,879	41,558	155,437
Advertising and promotion	29,751	7,625	37,376

Contribution margin	$84,128	$33,933	118,061
Other operating expenses			40,760
Impairment of goodwill and intangibles			249,285

Operating loss			(171,984)
Other expenses			28,436
Income tax benefit			(10,876)

Loss from continuing operations			(189,544)
Income from discontinued operations, net of income tax			2,768

Net loss			$(186,776)

During 2011, 2010 and 2009, approximately 95.8%, 95.7% and 96.4%, respectively of our sales were made to customers in the United States and Canada.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2011, substantially all of our long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$147,507	$7,389	$154,896

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	66,477	31,400	97,877
	635,141	151,220	786,361

	$782,648	$158,609	$941,257

19. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2011 and 2010 is as follows:

Year Ended March 31, 2011

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Total revenues	$71,236	$78,303	$90,608	$96,363
Cost of sales	33,265	35,713	46,596	50,058
Gross profit	37,971	42,590	44,012	46,305

Operating expenses
Advertising and promotion	7,486	8,240	13,049	14,122
General and administrative	7,414	8,101	15,426	11,019
Depreciation and amortization	2,410	2,413	2,513	2,540
	17,310	18,754	30,988	27,681
Operating income	20,661	23,836	13,024	18,624
Net interest expense	5,461	5,373	7,674	8,809
Loss on extinguishment of debt	300	—	—	—
Income from continuing operations before income taxes	14,900	18,463	5,350	9,815
Provision for income taxes	5,691	7,053	3,204	3,401
Income from continuing operations	9,209	11,410	2,146	6,414

Discontinued Operations
Income from discontinued operations, net of income tax	397	162	32	—
Gain on sale of discontinued operations, net of income tax	—	(550)	—	—
Net income	$9,606	$11,022	$2,178	$6,414

Basic earnings per share:
Income from continuing operations	$0.18	$0.23	$0.04	$0.13
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	0.01	(0.01)	—	—
Net income	$0.19	$0.22	$0.04	$0.13

Diluted earnings per share:
Income from continuing operations	$0.18	$0.23	$0.04	$0.13
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	0.01	(0.01)	—	—
Net income	$0.19	$0.22	$0.04	$0.13

Weighted average shares outstanding:
Basic	50,038	50,053	50,085	50,129
Diluted	50,105	50,141	50,533	50,555

Year Ended March 31, 2010

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Total revenues	$68,114	$80,729	$73,818	$69,941
Cost of sales	31,591	37,936	34,647	34,984
Gross profit	36,523	42,793	39,171	34,957

Operating expenses
Advertising and promotion	8,667	9,675	6,037	6,544
General and administrative	8,195	10,481	7,411	8,108
Depreciation and amortization	2,207	2,703	2,458	2,633
	19,069	22,859	15,906	17,285
Operating income	17,454	19,934	23,265	17,672
Net interest expense	5,653	5,642	5,558	6,082
Loss on extinguishment of debt	—	—	—	2,656
Income from continuing operations before income taxes	11,801	14,292	17,707	8,934
Provision for income taxes	4,472	5,417	7,642	3,133
Income from continuing operations	7,329	8,875	10,065	5,801

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	996	1,048	358	(2,514)
Gain on sale of discontinued operations, net of income tax	—	—	157	—
Net income	$8,325	$9,923	$10,580	$3,287

Basic earnings per share:
Income from continuing operations	$0.15	$0.18	$0.20	$0.12
Income (loss) and from discontinued operations and gain (loss) from sale of discontinued operations	0.02	0.02	0.01	(0.05)
Net income	$0.17	$0.20	$0.21	$0.07

Diluted earnings per share:
Income from continuing operations	$0.15	$0.18	$0.20	$0.12
Income (loss) and from discontinued operations and gain (loss) from sale of discontinued operations	0.02	0.02	0.01	(0.05)
Net income	$0.17	$0.20	$0.21	$0.07

Weighted average shares outstanding:
Basic	49,982	50,012	50,030	50,030
Diluted	50,095	50,055	50,074	50,105

20. Condensed Consolidating Financial Statements

As described in Note 10, we, together with certain of our wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the Senior Notes Indenture, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes. The wholly-owned subsidiaries of the Company which have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company, The Spic and Span Company and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from the Company's subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental condensed consolidating balance sheets as of March 31, 2011 and 2010 and condensed consolidating statements of operations and cash flows for each year in the three year period ended March 31, 2011. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries,
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Condensed Consolidating Statement of Operations
Year Ended March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$230,302	$99,672	$3,741	$—	$333,715
Other revenues	—	542	2,253	1,666	(1,666)	2,795
Total Revenues	—	230,844	101,925	5,407	(1,666)	336,510

Cost of Sales
Cost of sales (exclusive of depreciation)	—	97,872	67,923	1,503	(1,666)	165,632
Gross profit	—	132,972	34,002	3,904	—	170,878

Advertising and promotion	—	35,259	6,145	1,493	—	42,897
General and administrative	(298)	30,899	11,289	70	—	41,960
Depreciation and amortization	486	7,473	1,848	69	—	9,876
Total operating expenses	188	73,631	19,282	1,632	—	94,733

Operating income (loss)	(188)	59,341	14,720	2,272	—	76,145

Other (income) expense
Interest income	(51,909)	(9,116)	—	(189)	61,213	(1)
Interest expense	—	74,409	14,118	4	(61,213)	27,318
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	1,875	—	—	—	(1,875)	—
Total other (income) expense	(50,034)	65,593	14,118	(185)	(1,875)	27,617

Income (loss) from continuing operations before income taxes	49,846	(6,252)	602	2,457	1,875	48,528

Provision (benefit) for income taxes	20,626	(2,081)	274	530	—	19,349
Income (loss) from continuing operations	29,220	(4,171)	328	1,927	1,875	29,179

Discontinued operations
Income (loss) from discontinued operations, net of income tax	—	578	13	—	—	591
Loss on sale of discontinued operations, net of income tax benefit	—	(550)	—	—	—	(550)
Net income (loss)	$29,220	$(4,143)	$341	$1,927	$1,875	$29,220

Condensed Consolidating Statement of Operations
Year Ended March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$175,203	$108,797	$3,552	$—	$287,552
Other revenues	—	3,150	1,900	1,297	(1,297)	5,050
Total Revenues	—	178,353	110,697	4,849	(1,297)	292,602

Cost of Sales
Cost of sales (exclusive of depreciation)	—	66,882	72,119	1,454	(1,297)	139,158
Gross profit	—	111,471	38,578	3,395	—	153,444

Advertising and promotion	—	22,867	6,659	1,397	—	30,923
General and administrative	533	20,840	12,445	377	—	34,195
Depreciation and amortization	384	7,657	1,889	71	—	10,001
Total operating expenses (income)	917	51,364	20,993	1,845	—	75,119

Operating income (loss)	(917)	60,107	17,585	1,550	—	78,325

Other (income) expense
Interest income	(52,265)	(9,246)	—	(123)	61,633	(1)
Interest expense	—	70,344	14,215	10	(61,633)	22,936
Loss on extinguishment of debt	—	2,656	—	—	—	2,656
Equity in income of subsidiaries	(808)	—	—	—	808	—
Total other (income) expense	(53,073)	63,754	14,215	(113)	808	25,591

Income (loss) from continuing operations before income taxes	52,156	(3,647)	3,370	1,663	(808)	52,734

Provision (benefit) for income taxes	20,041	(1,266)	1,480	409	—	20,664
Income (loss) from continuing operations	32,115	(2,381)	1,890	1,254	(808)	32,070

Discontinued operations
Income/(loss) from discontinued operations, net of income tax/(benefit)	—	(368)	256	—	—	(112)
Gain/(loss) on sale of discontinued operations, net of income tax/(benefit)	—	787	(630)	—	—	157
Net income (loss)	$32,115	$(1,962)	$1,516	$1,254	$(808)	$32,115

Condensed Consolidating Statement of Operations
Year Ended March 31, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$174,993	$113,923	$3,241	$—	$292,157
Other revenues	—	55	2,093	1,639	(1,598)	2,189
Total Revenues	—	175,048	116,016	4,880	(1,598)	294,346

Cost of Sales
Cost of sales (exclusive of depreciation)	—	64,805	74,457	1,245	(1,598)	138,909
Gross profit	—	110,243	41,559	3,635	—	155,437

Advertising and promotion	—	28,423	7,625	1,328	—	37,376
General and administrative	(34)	19,348	11,614	960	—	31,888
Depreciation and amortization	297	8,359	152	64	—	8,872
Impairment of goodwill and intangible assets	—	167,941	81,344	—	—	249,285
Total operating expenses	263	224,071	100,735	2,352	—	327,421

Operating income (loss)	(263)	(113,828)	(59,176)	1,283	—	(171,984)

Other (income) expense
Interest income	(52,751)	(9,406)	—	(40)	62,054	(143)
Interest expense	—	76,309	14,312	12	(62,054)	28,579
Equity in income of subsidiaries	227,126	—	—	—	(227,126)	—
Total other (income) expense	174,375	66,903	14,312	(28)	(227,126)	28,436

Income (loss) from continuing operations before income taxes	(174,638)	(180,731)	(73,488)	1,311	227,126	(200,420)

Provision (benefit) for income taxes	12,138	(20,287)	(3,175)	448	—	(10,876)
Income (loss) from continuing operations	(186,776)	(160,444)	(70,313)	863	227,126	(189,544)

Discontinued operations
Income from discontinued operations, net of income tax	—	2,227	541	—	—	2,768
Net income (loss)	$(186,776)	$(158,217)	$(69,772)	$863	$227,126	$(186,776)

Condensed Consolidating Balance Sheet
March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,698	$—	$—	$636	$—	$13,334
Accounts receivable	13	34,835	8,842	703	—	44,393
Inventories	—	31,023	8,050	678	—	39,751
Deferred income tax assets	646	4,168	477	1	—	5,292
Prepaid expenses and other current assets	4,505	156	150	1	—	4,812
Total current assets	17,862	70,182	17,519	2,019	—	107,582

Property and equipment	1,131	127	173	13	—	1,444
Goodwill	—	147,506	7,390	—	—	154,896
Intangible assets	—	634,704	151,220	437	—	786,361
Other long-term assets	—	6,635	—	—	—	6,635
Intercompany receivable	1,007,260	954,317	92,251	4,558	(2,058,386)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,920	$14,656	$4,627	$412	$—	$21,615
Accrued interest payable	—	10,313	—	—	—	10,313
Other accrued liabilities	15,555	15,134	(7,382)	(1,027)	—	22,280
Total current liabilities	17,475	40,103	(2,755)	(615)	—	54,208

Long-term debt
Principal amount	—	492,000	—	—	—	492,000
Less unamortized discount	—	(5,055)	—	—	—	(5,055)
Long-term debt, net of unamortized discount	—	486,945	—	—	—	486,945

Deferred income tax liabilities	(2,846)	132,549	24,135	95	—	153,933

Intercompany payable	931,601	952,721	173,310	754	(2,058,386)	—
Intercompany equity in subsidiaries	174,310	—	—	—	(174,310)	—

Total Liabilities	1,120,540	1,612,318	194,690	234	(2,232,696)	695,086

Stockholders' Equity
Common Stock	503	—	—	—	—	503
Additional paid-in capital	387,932	337,458	118,637	24	(456,119)	387,932
Treasury stock	(416)	—	—	—	—	(416)
Retained earnings (accumulated deficit)	(26,187)	(142,032)	(44,774)	12,496	174,310	(26,187)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	361,832	201,153	73,863	6,793	(281,809)	361,832

Total Liabilities and Stockholders' Equity	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Condensed Consolidating Balance Sheet
March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$40,644	$—	$—	$453	$—	$41,097
Accounts receivable	1,054	18,865	10,025	677	—	30,621
Inventories	—	19,798	7,257	621	—	27,676
Deferred income tax assets	2,315	3,639	398	1	—	6,353
Prepaid expenses and other current assets	4,442	226	248	1	—	4,917
Current assets of discontinued operations	—	1,486	—	—	—	1,486
Total current assets	48,455	44,014	17,928	1,753	—	112,150

Property and equipment	841	236	297	22	—	1,396
Goodwill	—	104,099	7,390	—	—	111,489
Intangible assets	—	400,900	152,964	495	—	554,359
Other long-term assets	—	7,148	—	—	—	7,148
Long-term assets of discontinued operations	—	4,870	—	—	—	4,870
Intercompany receivable	712,224	729,069	90,251	3,989	(1,535,533)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,526	$5,837	$4,060	$348	$—	$12,771
Accrued interest payable	—	1,561	—	—	—	1,561
Other accrued liabilities	10,234	4,960	(3,476)	15	—	11,733
Current portion of long-term debt	—	29,587	—	—	—	29,587
Total current liabilities	12,760	41,945	584	363	—	55,652

Long-term debt
Principal amount	—	298,500	—	—	—	298,500
Less unamortized discount	—	(3,943)	—	—	—	(3,943)
Long-term debt, net of unamortized discount	—	294,557	—	—	—	294,557

Deferred income tax liabilities	(4)	91,828	20,224	96	—	112,144

Intercompany payable	703,389	656,711	174,500	933	(1,535,533)	—
Intercompany equity in subsidiaries	172,435	—	—	—	(172,435)	—

Total Liabilities	888,580	1,085,041	195,308	1,392	(1,707,968)	462,353

Stockholders' Equity
Common Stock	502	—	—	—	—	502
Additional paid-in capital	384,027	337,458	118,637	24	(456,119)	384,027
Treasury stock	(63)	—	—	—	—	(63)
Retained earnings (accumulated deficit)	(55,407)	(137,890)	(45,115)	10,570	172,435	(55,407)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	329,059	205,295	73,522	4,867	(283,684)	329,059

Total Liabilities and Stockholders’ Equity	$1,217,639	$1,290,336	$268,830	$6,259	$(1,991,652)	$791,412

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$29,220	$(4,143)	$341	$1,927	$1,875	$29,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	485	7,702	1,849	72	—	10,108
Loss on sale of discontinued operations	—	890	—	—	—	890
Deferred income taxes	(1,174)	6,666	3,832	—	—	9,324
Amortization of deferred financing costs	—	1,043	—	—	—	1,043
Stock-based compensation costs	3,575	—	—	—	—	3,575
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	702	—	—	—	702
Loss on disposal of equipment	27	106	20	—	—	153
Changes in operating assets and liabilities
Accounts receivable	1,041	2,720	1,183	(26)	—	4,918
Inventories	—	13,294	(793)	(58)	—	12,443
Prepaid expenses and other current assets	(62)	118	98	—	—	154
Accounts payable	(605)	1,759	566	64	—	1,784
Accrued liabilities	4,219	11,696	(3,906)	47	—	12,056
Net cash provided by operating activities	36,726	42,853	3,190	2,026	1,875	86,670

Investing Activities
Purchases of equipment	(595)	(56)	—	(4)	—	(655)
Proceeds from sale of property and equipment	12	—	—	—	—	12
Proceeds from sale of discontinued operations	—	4,122	—	—	—	4,122
Acquisition of Blacksmith, net of cash acquired	(220)	(201,824)	—	—	—	(202,044)
Acquisition of Dramamine	—	(77,115)	—	—	—	(77,115)
Net cash used for investing activities	(803)	(274,873)	—	(4)	—	(275,680)

Financing Activities
Proceeds from issuance of senior notes	—	100,250	—	—	—	100,250
Proceeds from issuance of senior term loan	—	112,936	—	—	—	112,936
Payment of deferred financing costs	—	(830)	—	—	—	(830)
Repayment of long-term debt	—	(51,087)	—	—	—	(51,087)
Proceeds from exercise of stock options	331	—	—	—	—	331
Purchase of treasury stock	(353)	—	—	—	—	(353)
Intercompany activity, net	(63,847)	70,751	(3,190)	(1,839)	(1,875)	—
Net cash (used for) provided by financing activities	(63,869)	232,020	(3,190)	(1,839)	(1,875)	161,247

(Decrease) increase in cash	(27,946)	—	—	183	—	(27,763)
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$12,698	$—	$—	$636	$—	$13,334

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$32,115	$(843)	$1,516	$1,254	$(1,927)	$32,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384	8,508	2,487	71	—	11,450
Loss (gain) on sale of discontinued operations	—	(1,268)	1,015	—	—	(253)
Deferred income taxes	(1,412)	6,261	6,162	1	—	11,012
Amortization of deferred financing costs	—	1,926	—	—	—	1,926
Impairment of goodwill and intangible assets	—	2,751	—	—	—	2,751
Stock-based compensation costs	2,085	—	—	—	—	2,085
Loss on extinguishment of debt	—	2,166	—	—	—	2,166
Changes in operating assets and liabilities
Accounts receivable	465	5,578	550	(189)	—	6,404
Inventories	—	(1,798)	(1,247)	(306)	—	(3,351)
Prepaid expenses and other current assets	(3,972)	594	(181)	—	—	(3,559)
Accounts payable	1,263	(526)	(3,824)	(40)	—	(3,127)
Accrued liabilities	(3,217)	7,571	(4,522)	(24)	—	(192)
Net cash provided by (used for) operating activities	27,711	30,920	1,956	767	(1,927)	59,427

Investing Activities
Purchases of equipment	(610)	(33)	—	(30)	—	(673)
Proceeds from sale of discontinued operations	(1,000)	4,476	4,517	—	—	7,993
Net cash (used for) provided by investing activities	(1,610)	4,443	4,517	(30)	—	7,320

Financing Activities
Proceed from issuance of debt	—	296,046	—	—	—	296,046
Payment of deferred financing costs	—	(6,627)	—	—	—	(6,627)
Repayment of long-term debt	—	(350,250)	—	—	—	(350,250)
Intercompany activity, net	(19,915)	25,468	(6,473)	(1,007)	1,927	—
Net cash (used for) provided by financing activities	(19,915)	(35,363)	(6,473)	(1,007)	1,927	(60,831)

Increase (decrease) in cash	6,186	—	—	(270)	—	5,916
Cash - beginning of period	34,458	—	—	723	—	35,181

Cash - end of period	$40,644	$—	$—	$453	$—	$41,097

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2009

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(186,776)	$(158,350)	$(69,772)	$863	$227,259	$(186,776)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	297	9,509	1,349	64	—	11,219
Deferred income taxes	(687)	(17,623)	(1,641)	(4)	—	(19,955)
Amortization of deferred financing costs	—	2,233	—	—	—	2,233
Impairment of goodwill and intangible assets	—	168,246	81,344	—	—	249,590
Stock-based compensation costs	2,439	—	—	—	—	2,439
Changes in operating assets and liabilities
Accounts receivable	(307)	5,855	2,065	580	—	8,193
Inventories	—	1,658	833	228	—	2,719
Prepaid expenses and other current assets	268	237	6	(53)	—	458
Accounts payable	234	203	(2,141)	(561)	—	(2,265)
Accrued liabilities	(12,407)	12,659	(1,296)	(132)	—	(1,176)
Net cash provided by (used for) operating activities	(196,939)	24,627	10,747	985	227,259	66,679

Investing Activities
Purchases of equipment	(440)	(41)	—	—	—	(481)
Business acquisition purchase price adjustments	—	(4,191)	—	—	—	(4,191)
Net cash (used for) provided by investing activities	(440)	(4,232)	—	—	—	(4,672)

Financing Activities
Repayment of long-term debt	—	(32,888)	—	—	—	(32,888)
Purchase of treasury stock	(16)	—	—	—	—	(16)
Intercompany activity, net	226,118	12,493	(10,747)	(605)	(227,259)	—
Net cash (used for) provided by financing activities	226,102	(20,395)	(10,747)	(605)	(227,259)	(32,904)

Increase in cash	28,723	—	—	380	—	29,103
Cash - beginning of period	5,735	—	—	343	—	6,078

Cash - end of period	$34,458	$—	$—	$723	$—	$35,181

21. Subsequent Event

On May 10, 2011, the Compensation Committee of our Board of Directors granted 89,923 shares of restricted common stock to certain executive officers and employees under the Plan. In addition, on the same date, we granted stock options to acquire 308,154 shares to the same individuals who received grants of restricted common stock.

The restricted common stock awards vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the awards will be settled in shares of our common stock.

The stock options that were granted will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted an exercise price of $11.27 per share, which is equal to the closing price for our common stock on the day prior to the date of grant as quoted on The New York Stock Exchange.

Termination of employment prior to vesting will result in the forfeiture of the awards of restricted common stock and stock options. Vested stock options will remain exercisable by an employee after termination, subject to the terms of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making its assessment, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO Criteria”).

Based on our assessment utilizing the COSO Criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears at page 49 and is incorporated in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2011 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II Item 8 (pages 48 through 91) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2011
Consolidated Balance Sheets at March 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2011
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2011
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts

(a)(2)	Financial Statement Schedules

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

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ RONALD M. LOMBARDI
Name:	Ronald M. Lombardi
Title:	Chief Financial Officer
Date:	May 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW M. MANNELLY	Director, President and Chief Executive Officer	May 13, 2011
Matthew M. Mannelly	(Principal Executive Officer)

/s/ RONALD M. LOMBARDI	Chief Financial Officer	May 13, 2011
Ronald M. Lombardi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 13, 2011
John E. Byom

/s/ GARY E. COSTLEY	Director	May 13, 2011
Gary E. Costley

/s/ CHARLES J. HINKATY	Director	May 13, 2011
Charles J. Hinkaty

/s/ PATRICK M. LONERGAN	Director	May 13, 2011
Patrick M. Lonergan

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other		Balance at End of Year
Year Ended March 31, 2011
Reserves for sales returns and allowance	$6,221	$17,316		$(17,746)	$417	(2)	$6,208
Reserves for trade promotions	2,051	23,906	(1)	(23,350)	2,246	(2)	4,853
Reserves for consumer coupon redemptions	263	3,932	(1)	(3,090)	1,618	(2)	2,723
Allowance for doubtful accounts	273	180		(16)	7	(2)	444
Allowance for inventory obsolescence	2,010	198		(1,727)	165	(2)	646

Year Ended March 31, 2010
Reserves for sales returns and allowance	2,457	20,042		(16,278)	—		6,221
Reserves for trade promotions	2,440	20,362		(20,751)	—		2,051
Reserves for consumer coupon redemptions	297	1,281		(1,315)	—		263
Allowance for doubtful accounts	120	200		(47)	—		273
Allowance for inventory obsolescence	1,392	1,743		(1,125)	—		2,010

Year Ended March 31, 2009
Reserves for sales returns and allowance	2,052	14,086		(13,681)	—		2,457
Reserves for trade promotions	1,867	18,277		(17,704)	—		2,440
Reserves for consumer coupon redemptions	215	1,480		(1,398)	—		297
Allowance for doubtful accounts	25	130		(35)	—		120
Allowance for inventory obsolescence	1,445	2,215		(2,268)	—		1,392

(1)	We increased our reserves for Trade Promotion and Consumer Coupon Redemption by $3.0 million and $2.0 million, respectively, in an effort to gain market share for the PediaCare brand.

(2)	Reflect the applicable amounts acquired from the purchase of Blacksmith on November 1, 2010.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of September 14, 2010, by and among Prestige Brands Holdings, Inc., Blacksmith Brands Holdings, Inc. and the Stockholders of Blacksmith Brands Holdings, Inc.
(filed as Exhibit 2.1 to Prestige Brands Holdings, Inc.'s Form 8-K filed on September 20, 2010).+

2.2
Asset Purchase Agreement, dated as of December 15, 2010, by and between McNeil-PPC, Inc. and Prestige Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 17, 2010).+

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
4.2
Indenture, dated as of March 24, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+

4.3
First Supplemental Indenture dated as of November 1, 2010, by and among Prestige Brands, Inc., the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.'s Form 10-Q filed on February 9, 2011).+

4.4	Form of 8¼% Senior Note due 2018 (contained in Exhibit 4.2 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+
10.1
Credit Agreement, dated as of March 24, 2010, among Prestige Brands, Inc., Prestige Brands Holdings, Inc., the Lenders and Issuers parties thereto, Bank of America, N.A., as administrative agent for the Lenders and the Issuers and collateral agent for the Secured Parties, and Deutsche Bank Securities Inc., as syndication agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+

10.2
Pledge and Security Agreement, dated as of March 24, 2010, by Prestige Brands, Inc. and each of the other entities listed on the signature pages thereof in favor of Bank of America, N.A., as administrative agent for the Lenders and the Issuers and collateral agent for the Secured Parties (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+

10.3
Guaranty, dated as of March 24, 2010, by Prestige Brands Holdings, Inc., and each of the other entities listed on the signature pages thereof in favor of the Administrative Agent, and each other Agent, Lender, Issuer and each other holder of an Obligation (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+

10.4
Increase Joinder, dated as of November 1, 2010, among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Bank of America, N.A., Deutsche Bank Securities Inc., and Deutsche Bank Trust Company Americas to the Credit Agreement dated as of March 24, 2010 among Prestige Brands, Inc., Prestige Brands Holdings, Inc., Bank of America, N.A., Deutsche Bank Securities Inc. and the lenders and issuers party thereto (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.'s Form 10-Q filed on February 9, 2011).+
.

10.5
Purchase Agreement, dated October 22, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.'s Form 10-Q filed on February 9, 2011).+

10.6
Registration Rights Agreement, dated as of November 1, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated (formerly known as Banc of America Securities LLC) and Deutsche Bank Securities Inc. (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.'s Form 10-Q filed on February 9, 2011).+

10.7
Executive Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc. Form10-Q filed on November 6, 2009).+@

10.8
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+@

10.9
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+@

10.10
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and Lieven Nuyttens (filed as Exhibit 10.14 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+#

10.11
Executive Employment Agreement, dated as of March 31, 2010, between Prestige Brands Holdings, Inc. and Eric S. Klee (filed as Exhibit 10.15 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+@

10.12
Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors (filed as Exhibit 10.16 to Prestige Brands Holdings, Inc.'s Form 10-K filed on June 11, 2010).+@

10.13
Retirement Agreement, dated as of December 2, 2010, by and between Peter J. Anderson and Prestige Brands Holdings, Inc. (filed as Exhibit 10.4 to Prestige Brands Holdings, Inc.'s Form 10-Q filed on February 9, 2011).+#

10.14
Executive Employment Agreement, dated as of December 6, 2010, between Prestige Brands Holdings, Inc. and Ronald M. Lombardi (filed as Exhibit 10.5 to Prestige Brands Holdings, Inc.'s Form 10-Q filed on February 9, 2011).+@

10.15	Executive Employment Agreement, dated as of March 4, 2011, between Prestige Brands Holdings, Inc. and Paul Hennessey.*@
10.16	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+#
10.17	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2005).+#
10.18	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.28 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 14, 2007).+#
10.19	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.24 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+#
10.20	Form of Director Indemnification Agreement (filed as Exhibit 10.25 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+@
10.21	Form of Officer Indemnification Agreement (filed as Exhibit 10.26 to Prestige Brands Holdings, Inc.’s Form 10-K filed on June 15, 2009).+@
10.22
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+ †

10.23
Amendment No. 1 dated April 30, 2003 to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+

10.24
Trademark License Agreement and Option to Purchase, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on September 12, 2005).+

10.25
Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on November 9, 2006).+

10.26
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.27
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 8, 2008).+

10.28
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 11, 2008).+†

10.29	First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company.*†

21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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