Form 10-Q
period 2011-06-30
Prestige Brands Holdings, Inc.
filed 2011-08-05
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐ No ☒

As of July 27, 2011, there were 50,406,268 shares of common stock outstanding.

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

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2011	2010
Revenues
Net sales	$94,307	$70,522
Other revenues	988	714
Total revenues	95,295	71,236

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	45,427	33,265
Gross profit	49,868	37,971

Operating Expenses
Advertising and promotion	10,233	7,486
General and administrative	9,850	7,414
Depreciation and amortization	2,550	2,410
Total operating expenses	22,633	17,310

Operating income	27,235	20,661

Other (income) expense
Interest income	(2)	—
Interest expense	8,580	5,461
Gain on settlement	(5,063)	—
Loss on extinguishment of debt	—	300
Total other expense	3,515	5,761

Income from continuing operations before income taxes	23,720	14,900
Provision for income taxes	8,952	5,691
Income from continuing operations	14,768	9,209

Discontinued Operations
Income from discontinued operations, net of income tax	—	397
Net income	$14,768	$9,606

Basic earnings per share:
Income from continuing operations	$0.29	$0.18
Income from discontinued operations	—	0.01
Net income	$0.29	$0.19

Diluted earnings per share:
Income from continuing operations	$0.29	$0.18
Income from discontinued operations	—	0.01
Net income	$0.29	$0.19

Weighted average shares outstanding:
Basic	50,183	50,038
Diluted	50,646	50,105

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	June 30, 2011	March 31, 2011
Current assets
Cash and cash equivalents	$5,991	$13,334
Accounts receivable, net	43,805	44,393
Inventories	43,721	39,751
Deferred income tax assets	5,064	5,292
Prepaid expenses and other current assets	3,456	4,812
Total current assets	102,037	107,582

Property and equipment, net	1,343	1,444
Goodwill	154,896	154,896
Intangible assets, net	783,988	786,361
Other long-term assets	6,352	6,635

Total Assets	$1,048,616	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$24,168	$21,615
Accrued interest payable	5,156	10,313
Other accrued liabilities	20,484	22,280
Total current liabilities	49,808	54,208

Long-term debt
Principal amount	469,000	492,000
Less unamortized discount	(4,826)	(5,055)
Long-term debt, net of unamortized discount	464,174	486,945

Deferred income tax liabilities	156,891	153,933

Total Liabilities	670,873	695,086

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,405 shares at June 30, 2011 and 50,276 shares at March 31, 2011	504	503
Additional paid-in capital	389,355	387,932
Treasury stock, at cost - 181 shares at June 30, 2011 and 160 shares at March 31, 2011	(687)	(416)
Accumulated other comprehensive loss, net of tax	(10)	—
Accumulated deficit	(11,419)	(26,187)
Total Stockholders' Equity	377,743	361,832

Total Liabilities and Stockholders' Equity	$1,048,616	$1,056,918
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2011	2010
Operating Activities
Net income	$14,768	$9,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,550	2,547
Deferred income taxes	3,186	2,038
Amortization of deferred financing costs	283	255
Stock-based compensation costs	861	857
Loss on extinguishment of debt	—	300
Amortization of debt discount	229	142
Loss on disposal of equipment	—	125
Changes in operating assets and liabilities
Accounts receivable	585	2,078
Inventories	(3,966)	1,086
Prepaid expenses and other current assets	1,356	2,029
Accounts payable	2,562	(659)
Accrued liabilities	(6,971)	309
Net cash provided by operating activities	15,443	20,713

Investing Activities
Purchases of equipment	(76)	(130)
Net cash used in investing activities	(76)	(130)

Financing Activities
Payment of deferred financing costs	—	(112)
Repayment of long-term debt	(23,000)	(28,462)
Proceeds from exercise of stock options	563	—
Shares surrendered as payment of tax withholding	(271)	—
Net cash used in financing activities	(22,708)	(28,574)

Effects of exchange rate changes on cash and cash equivalents	(2)	—
Decrease in cash and cash equivalents	(7,343)	(7,991)
Cash and cash equivalents - beginning of period	13,334	41,097

Cash and cash equivalents - end of period	$5,991	$33,106

Interest paid	$13,201	$3,182
Income taxes paid	$209	$342

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or "we" which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-The-Counter ("OTC") Healthcare and Household Cleaning brands to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2012”) mean our fiscal year ended on March 31st of that year. Operating results for the three months ended June 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012.  This financial information should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Accounts Receivable
We extend non-interest-bearing trade credit to our customers in the ordinary course of business.  We maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, we (i) have established credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of customers' financial condition, (iii) monitor the payment history and aging of customers' receivables, and (iv) monitor open orders against an individual customer's outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or market value, with cost determined by using the first-in, first-out method.  We reduce inventories for diminution of value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the straight-line method, which approximates the effective interest method over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed or determinable, (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions and (v) communication with customer purchasing/marketing personnel.  At the completion of a promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, we are required to estimate future product returns.  Accordingly, we record an estimate of product returns concurrent with recording sales, which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.3 million and $4.9 million for the three months ended June 30, 2011 and 2010, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution associated with products, including slotting fees, are recognized as a reduction of sales.  Under allowances for new distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

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

While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments at June 30, 2011 or March 31, 2011 or for any of the periods presented.

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

Recently Issued Accounting Standards
In June 2011, the FASB issued guidance regarding presentation of comprehensive income. Under the ASC Comprehensive Income topic, entities are allowed the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued guidance on fair value measurement. Under the ASC Fair Value Measurement topic, requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”, have been amended. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities). The disclosure requirements have been enhanced, with the most significant change requiring entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a non-financial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.    Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million, and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. The working capital adjustment is among a number of items that we are challenging related to the purchase price. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment in the amount of approximately $1.0 million, pending final resolution and distribution from the escrow agent, which is expected to be received and recorded against goodwill during the three months ending September 30, 2011.

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

The allocation of the purchase price to assets acquired and liabilities assumed is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $204.5 million purchase price to the assets acquired and liabilities assumed at the Blacksmith acquisition date:

(In thousands)	November 1, 2010

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	22,155
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	43,407
Trademarks	165,346
Other long-term assets	19
Total assets acquired	252,380

Accounts payable	7,060
Accrued expenses	5,212
Income taxes payable	2,031
Deferred income taxes	33,526
Total liabilities assumed	47,829

Total purchase price	$204,551

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of net assets acquired. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks was comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at June 30, 2011 was 14.3 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations for the three months ended June 30, 2011 were $19.1 million.

The following table provides our unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the results of Blacksmith's operations had been included in our operations commencing on April 1, 2010, and based upon available information related to Blacksmith's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Blacksmith acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(In thousands, except per share data)	Three Months Ended June 30, 2010

Revenues	$95,104
Income from continuing operations	10,182

Basic earnings per share:
Income from continuing operations	$0.20

Diluted earnings per share:
Income from continuing operations	$0.20

Dramamine Acquisition

On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was $77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs incurred in the acquisition of $1.2 million. The purchase price was funded by cash on hand.

The acquisition was accounted for in accordance with the Business Combinations Topic of the ASC. Accordingly, as the Dramamine assets acquired do not constitute a business, as defined in the ASC, we have accounted for the transaction as an asset acquisition. The total consideration paid, including transaction costs, has been allocated to the tangible and intangible assets acquired based upon their relative fair values at the date of acquisition.

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

3.    Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related operating results as discontinued operations in our Consolidated Financial Statements and related notes for all periods presented. We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million, net of tax effects of $0.3 million, on the sale in the second quarter of 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the then remaining assets to the OTC Healthcare segment for all periods presented.

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended June 30,
	2011	2010
Components of Income
Revenues	$—	$2,174
Income from discontinued operations, net of income tax	—	397

4.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2011	March 31, 2011

Trade accounts receivable	$49,460	$50,333
Other receivables	621	712
	50,081	51,045
Less allowances for discounts, returns and uncollectible accounts	(6,276)	(6,652)
Accounts receivable, net	$43,805	$44,393

5.     Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	March 31, 2011

Packaging and raw materials	$749	$1,287
Finished goods	42,972	38,464
Inventories	$43,721	$39,751

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $1.2 million and $0.6 million at June 30, 2011 and March 31, 2011, respectively, related to obsolete and slow-moving inventory.

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2011	March 31, 2011

Machinery	$1,237	$1,215
Computer equipment	2,393	2,341
Furniture and fixtures	241	239
Leasehold improvements	423	423
	4,294	4,218
Accumulated depreciation	(2,951)	(2,774)
Property and equipment, net	$1,343	$1,444

We recorded depreciation expense of $0.2 million for each of the three months ended June 30, 2011 and June 30, 2010.

7.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2011
Goodwill	$277,677	$72,549	$350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	147,507	7,389	154,896

Additions	—	—	—

Balance — June 30, 2011
Goodwill	277,677	72,549	350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$147,507	$7,389	$154,896

At March 31, 2011, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2011. Additionally, for the three months ended June 30, 2011, no indicators of impairment existed and no impairment charge was recorded.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2011, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require impairments in the future.

8.    Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2011	$688,484	$150,293	$158	$838,935
Additions	—	—	—	—
Balance — June 30, 2011	$688,484	$150,293	$158	$838,935

Accumulated Amortization
Balance — March 31, 2011	$—	$52,416	$158	$52,574
Additions	—	2,373	—	2,373
Balance — June 30, 2011	$—	$54,789	$158	$54,947

Intangible assets, net — June 30, 2011	$688,484	$95,504	$—	$783,988

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2011.  We did not record an impairment charge as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of June 30, 2011 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the three months ended June 30, 2011.

The weighted average remaining life for finite-lived intangible assets at June 30, 2011 was approximately 14.3 years and the amortization expense for the three months ended June 30, 2011 was $2.4 million. At June 30, 2011, intangible assets are expected to be amortized over a period of 3 to 30 years as follows (in thousands):

Year Ending March 31,
2012 (Remaining nine months ending March 31, 2012)	$9,274
2013	8,325
2014	6,921
2015	6,082
2016	6,082
Thereafter	58,820
$95,504

9.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2011	March 31, 2011

Accrued marketing costs	$10,653	$9,967
Accrued payroll	3,455	7,589
Accrued commissions	409	408
Accrued income taxes	2,475	531
Accrued professional fees	2,170	1,953
Accrued severance	847	1,324
Accrued other	475	508
	$20,484	$22,280

10.    Long-Term Debt

Long-term debt consists of the following (in thousands), as of the dates indicated:

	June 30, 2011	March 31, 2011
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company's option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%.  At June 30, 2011, the average interest rate on the 2010 Senior Term Loan was 4.75%.  All required principal payments prior to maturity have been paid and the remaining principal on the 2010 Senior Term Loan is due on the maturity date.  The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company's assets. The 2010 Senior Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries, other than Prestige Brands, Inc. (the "Borrower"). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

	$219,000	$242,000

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

	250,000	250,000

	469,000	492,000
Current portion of long-term debt	—	—

	469,000	492,000
Less: unamortized discount on the 2010 Senior Notes	(4,826)	(5,055)
Long-term debt, net of unamortized discount and premium	$464,174	$486,945

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

On March 24, 2010, Prestige Brands, Inc. entered into a senior secured term loan facility (“2010 Senior Term Loan”) for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to our Credit Agreement dated March 24, 2010 (the "Increase Joinder") pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The incremental 2010 Senior Term Loan will also mature on March 24, 2016.

Additionally, on March 24, 2010, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the revolving credit facility in an aggregate principal amount of up to $40.0 million. Our 2010 Revolving Credit Facility was available for maximum borrowings of $40.0 million at June 30, 2011. Except for the increase in the amount of the revolving credit facility, no other changes were made to the 2010 Revolving Credit Facility.

In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan, and the 2010 Revolving Credit Facility, we incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan, and the 2010 Revolving Credit Facility, we incurred $0.6 million in issuance costs, all of which were capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes.

On March 24, 2010, we retired our existing Senior Secured Term Loan facility with an original maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. In connection with the refinancing, we recognized a $0.3 million loss on the extinguishment of debt for the three months ended June 30, 2010.

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

The Credit Agreement contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The Credit Agreement and the Senior Notes Indenture also contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement and the Senior Notes Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement and the Senior Notes Indenture. At June 30, 2011, we were in compliance with the covenants under our long-term indebtedness.

During the three months ended June 30, 2011, we made voluntary principal payments against outstanding indebtedness of $23.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan. In accordance with the agreement governing the 2010 Senior Term Loan, such payment was applied against the first four required principal payments, and any additional principal payment is applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment until the 2010 Senior Term Loan matures in 2016.

Future principal payments required in accordance with the terms of the Credit Agreement and the Senior Notes Indenture are as follows (in thousands):

Year Ending March 31,
2012 (Remaining nine months ending March 31, 2012)	$—
2013	—
2014	—
2015	—
2016	219,000
2017	—
Thereafter	250,000
$469,000

11.    Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either June 30, 2011 or at March 31, 2011 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At June 30, 2011 and March 31, 2011, the carrying value of the 2010 Senior Term Loan was $219.0 million and $242.0 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at our option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of our 2010 Senior Term Loan was approximately $219.0 million and $243.4 million at June 30, 2011 and March 31, 2011, respectively.

At June 30, 2011 and March 31, 2011, the carrying value of our 2010 Senior Notes was $250.0 million.  The market value of these notes was approximately $260.0 million and $264.4 million at June 30, 2011 and March 31, 2011, respectively.  The market values have been determined from market transactions in our debt securities.

12.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2011.

During the three months ended June 30, 2011, we repurchased 20,999 shares of restricted common stock from current and former employees pursuant to the provisions of the various employee stock purchase agreements. The repurchases were at an average price of $12.86. No repurchases were made during the three months ended June 30, 2010. All of such shares have been recorded as treasury stock.

13.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at June 30, 2011 and March 31, 2011 (in thousands):

	June 30,	March 31,
	2011	2011
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$(10)	$—
Total accumulated other comprehensive loss	$(10)	$—

The following table describes the components of comprehensive income for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
Components of Comprehensive Income
Net income	$14,768	$9,606
Translation adjustments, net of related income tax effects	(10)	—
Comprehensive Income	$14,758	$9,606

14.    Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options, restricted stock awards and restricted stock units. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,
	2011	2010
Numerator
Income from continuing operations	$14,768	$9,209
Income from discontinued operations, net of income tax	—	397
Net income	$14,768	$9,606

Denominator
Denominator for basic earnings per share — weighted average shares	50,183	50,038
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	463	67
Denominator for diluted earnings per share	50,646	50,105

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.29	$0.18
Basic earnings per share from discontinued operations	—	0.01
Basic net earnings per share	$0.29	$0.19

Diluted earnings per share from continuing operations	$0.29	$0.18
Diluted earnings per share from discontinued operations	—	0.01
Diluted net earnings per share	$0.29	$0.19

At June 30, 2011 and June 30, 2010, there were zero and 0.4 million shares, respectively, of restricted stock awards that have been excluded from the calculation of basic earnings per share as these awards were subject to contingencies that were not met as of the end of each respective period.  Additionally, for the three months ended June 30, 2011 and 2010, there were 0.3 million and 1.8 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

15.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”) which provides for the grant, up to a maximum of 5.0 million shares, of restricted stock, stock options, restricted stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three months ended June 30, 2011, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $0.9 million and $0.2 million, respectively.  During the three months ended June 30, 2010, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $0.9 million and $0.3 million, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, contingent on attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan. On May 10, 2011, the Compensation Committee of the Board of Directors granted 89,923 shares of restricted common stock to certain executive officers and employees under the Plan at a grant-date fair value of $11.27 per share. In addition, on May 30, 2011, previously issued restricted performance shares became vested, resulting in an additional grant of 16,153 shares at a fair value of $10.91 per share. The fair value of restricted shares is determined using the closing price of our common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the three months ended June 30, 2011 and 2010 was $11.22 and $9.03, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2010:
Nonvested at March 31, 2010	287.1	$8.86
Granted	103.2	9.03
Vested and issued	(19.3)	12.86
Forfeited	(8.2)	10.91
Outstanding at June 30, 2010	362.8	8.65
Vested at June 30, 2010	—	—

Three months ended June 30, 2011:
Nonvested at March 31, 2011	275.4	8.46
Granted	106.1	11.22
Vested and issued	(76.4)	10.91
Forfeited	(7.6)	10.17
Outstanding at June 30, 2011	297.5	8.77
Vested at June 30, 2011	29.2	6.84

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company's common stock on the date the option is granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years.  The option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to us and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  On May 10, 2011, the Compensation Committee of the Board of Directors granted stock options to acquire 308,154 shares of common stock to certain executive officers and employees under the Plan at an exercise price of $11.27 per share. The weighted-average grant-date fair value of the options granted during the three months ended June 30, 2011 and 2010 was $5.83 and $4.81, respectively.

	Three Months Ended June 30,
	2011	2010
Expected volatility	53.0%	52.7%
Expected dividends	$—	$—
Expected term in years	6.5	6.5
Risk-free rate	2.4%	3.4%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2010:
Outstanding at March 31, 2010	1,584.2	$8.50
Granted	358.0	9.03
Exercised	—	—
Forfeited or expired	(12.4)	11.70
Outstanding at June 30, 2010	1,929.8	8.58	8.9	$—
Exercisable at June 30, 2010	392.7	11.91	7.4	—

Three months ended June 30, 2011:
Outstanding at March 31, 2011	1,621.5	8.19
Granted	308.1	11.27
Exercised	(53.3)	10.57
Forfeited or expired	(8.8)	10.15
Outstanding at June 30, 2011	1,867.5	8.62	8.2	7,880
Exercisable at June 30, 2011	490.1	9.34	7.1	1,716

The aggregate intrinsic value of options exercised in the three months ended June 30, 2011 was $0.1 million. The aggregate intrinsic value at June 30, 2011 for options granted during the three months ended June 30, 2011 was $0.5 million. The weighted-average fair value per option at the grant date was $5.83 for the three months ended June 30, 2011.

At June 30, 2011, there were $4.7 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.2 years.  The total fair value of shares vested during the three months ended June 30, 2011 and 2010 was $0.5 million and $0.2 million, respectively.  For the three months ended June 30, 2011, cash received from the exercise of stock options was $0.6 million and we realized $0.2 million in tax benefits for the tax deductions resulting from these option exercises. There were no options exercised during the three months ended June 30, 2010 and therefore we did not recognize any tax benefits during this period associated with option exercises.  At June 30, 2011, there were 2.5 million shares available for issuance under the Plan.

16.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate subject to adjustments for discrete events should they occur.  The effective tax rate used in the calculation of income taxes was 37.7% and 38.2%, respectively, for the three months ended June 30, 2011 and June 30, 2010, respectively. The decrease in the effective tax rate for the three months ended June 30, 2011 is primarily due to a discrete reduction in deferred state taxes.

At June 30, 2011, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.7 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage pursuant to Internal Revenue Code Section 382 of approximately $0.2 million.

Uncertain tax liability activity is as follows:

	2011	2010
(In thousands)
Balance — March 31	$456	$315
Adjustments based on tax positions related to the current year	—	—
Balance — June 30	$456	$315

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented. We do not anticipate any significant events or circumstances that would cause a change to these uncertainties during the ensuing year.

17.    Commitments and Contingencies

San Francisco Technology Inc. Litigation
On April 5, 2010, Medtech Products Inc. (“Medtech”), a wholly-owned subsidiary of the Company, was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division (the “California Court”). In the Complaint, SFT asserted a qui tam action against Medtech alleging false patent markings with the intent to deceive the public regarding Medtech's two Dermoplast products. Medtech filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the U.S. District Court for the Southern District of New York (the “New York Court”). On July 19, 2010, the California Court severed the action as to each and every separate defendant (including Medtech) and transferred the action against Medtech to the New York Court. On October 25, 2010, Medtech filed with the New York Court a Motion to Dismiss, or in the Alternative, to Stay, the action brought by SFT. In May 2011, the New York Court granted Medtech's Motion to Dismiss, although SFT was allowed to file an amended Complaint. In August 2011, SFT and Medtech reached an agreement in principle to settle the litigation, which settlement will not have a material impact on the Company. Medtech expects to sign a settlement agreement in August 2011.

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

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for our operating leases (in thousands) as of June 30, 2011:

	Facilities	Equipment	Total
Year Ending March 31,
2012 (Remaining nine months ending March 31, 2012)	$707	$57	$764
2013	976	44	1,020
2014	640	21	661
2015	50	—	50
Thereafter	—	—	—
	$2,373	$122	$2,495

Rent expense for each of the three months ended June 30, 2011 and 2010 was $0.2 million.

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

(In thousands)

Year Ending March 31,
2012 (Remaining nine months ending March 31, 2012)	$871
2013	1,136
2014	1,105
2015	1,074
2016	1,044
Thereafter	2,635
$7,865

18.    Concentrations of Risk

Our sales are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three months ended June 30, 2011 and June 30, 2010, approximately 51.3% and 68.3%, respectively, of our total sales were derived from our four major brands.  During the three months ended June 30, 2011 and June 30, 2010, approximately 24.9% and 23.5%, respectively, of our sales were made to one customer.  At June 30, 2011, approximately 22.8% of accounts receivable were owed by the same customer.

We manage product distribution in the continental United States through a third-party distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage our inventories and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time that it takes us to reopen or replace our distribution center.  As a result, any such disruption could have a material adverse effect on our sales and profitability.

At June 30, 2011, we had relationships with 45 third-party manufacturers.  Of those, we had long-term contracts with 11 manufacturers that produced items that accounted for approximately 50.0% of gross sales for the three months ended June 30, 2011. At June 30, 2010, we had relationships with 34 third-party manufacturers.  Of those, we had long-term contracts with 11 manufacturers that produced items that accounted for approximately 50.6% of gross sales for the three months ended June 30, 2010. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

19.    Business Segments

Segment information has been prepared in accordance with the Segment Reporting Topic of the FASB ASC. As described in Note 3, on September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand included in our previously reported Personal Care segment to an unrelated third-party. The assets sold comprised a substantial majority of the assets in our previously reported Personal Care segment. The remaining assets and revenues generated do not constitute a reportable segment under the Segment Reporting Topic of the FASB ASC.  Therefore, we reclassified the remaining assets and results to the OTC Healthcare segment for all periods presented. Our current operating and reportable segments now consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The tables below summarize information about our operating and reportable segments.

	For the Three Months Ended June 30, 2011
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$71,003	$23,304	$94,307
Other revenues	199	789	988
Total revenues	71,202	24,093	95,295
Cost of sales	28,784	16,643	45,427
Gross profit	42,418	7,450	49,868
Advertising and promotion	8,421	1,812	10,233
Contribution margin	$33,997	$5,638	39,635
Other operating expenses			12,400
Operating income			27,235
Other expense			3,515
Provision for income taxes			8,952
Income from continuing operations			14,768
Income from discontinued operations, net of income tax			—
Net income			$14,768

	For the Three Months Ended June 30, 2010
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$44,708	$25,814	$70,522
Other revenues	13	701	714
Total revenues	44,721	26,515	71,236
Cost of sales	15,852	17,413	33,265
Gross profit	28,869	9,102	37,971
Advertising and promotion	5,163	2,323	7,486
Contribution margin	$23,706	$6,779	30,485
Other operating expenses			9,824
Operating income			20,661
Other expense			5,761
Provision for income taxes			5,691
Income from continuing operations			9,209
Income from discontinued operations, net of income tax			397
Net income			$9,606

During the three months ended June 30, 2011 and June 30, 2010, approximately 96.5% and 96.0%, respectively, of our sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At June 30, 2011, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$147,507	$7,389	$154,896

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	64,540	30,964	95,504
	633,204	150,784	783,988

	$780,711	$158,173	$938,884

20.    Gain on Settlement

On June 15, 2011, we received a settlement payment of $7.9 million in the resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter. Therefore, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred and $3.2 million after income tax effects. The $5.1 million pre-tax gain is included in other (income) expense as this gain did not relate to our ongoing operations.

21. Condensed Consolidating Financial Statements

As described in Note 10, we, together with certain of our wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the Senior Notes Indenture, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes. The wholly-owned subsidiaries of the Company which have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company and The Spic and Span Company (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2011 and March 31, 2011, Condensed Consolidating Statements of Operations for the three months ended June 30, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2011 and 2010. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries,
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$70,200	$23,304	$803	$—	$94,307
Other Revenues	—	199	789	544	(544)	988
Total Revenues	—	70,399	24,093	1,347	(544)	95,295

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	29,008	16,642	321	(544)	45,427
Gross Profit	—	41,391	7,451	1,026	—	49,868

Advertising and promotion	—	8,226	1,812	195	—	10,233
General and administrative	(441)	7,469	2,785	37	—	9,850
Depreciation and amortization	135	1,937	459	19	—	2,550
Total operating expenses	(306)	17,632	5,056	251	—	22,633

Operating income	306	23,759	2,395	775	—	27,235

Other (income) expense
Interest income	(12,886)	(1,494)	—	(54)	14,432	(2)
Interest expense	—	20,269	2,743	—	(14,432)	8,580
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Equity in income of subsidiaries	(3,477)	—	—	—	3,477	—
Total other (income) expense	(21,426)	18,775	2,743	(54)	3,477	3,515

Income (loss) before income taxes	21,732	4,984	(348)	829	(3,477)	23,720

Provision (benefit) for income taxes	6,964	1,992	(194)	190	—	8,952
Net income (loss)	$14,768	$2,992	$(154)	$639	$(3,477)	$14,768

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$43,970	$25,815	$737	$—	$70,522
Other Revenues	—	14	700	477	(477)	714
Total Revenues	—	43,984	26,515	1,214	(477)	71,236

Cost of Sales
Cost of Sales (exclusive of depreciation)	—	16,038	17,413	291	(477)	33,265
Gross Profit	—	27,946	9,102	923	—	37,971

Advertising and promotion	—	4,981	2,323	182	—	7,486
General and administrative	(126)	4,529	2,588	423	—	7,414
Depreciation and amortization	111	1,819	463	17	—	2,410
Total operating expenses	(15)	11,329	5,374	622	—	17,310

Operating income	15	16,617	3,728	301	—	20,661

Other (income) expense
Interest income	(12,975)	(2,303)	—	(22)	15,300	—
Interest expense	—	17,232	3,529	—	(15,300)	5,461
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	(1,596)	—	—	—	1,596	—
Total other (income) expense	(14,571)	15,229	3,529	(22)	1,596	5,761

Income (loss) from continuing operations before income taxes	14,586	1,388	199	323	(1,596)	14,900

Provision for income taxes	4,980	468	76	167	—	5,691
Income (loss) from continuing operations	9,606	920	123	156	(1,596)	9,209

Discontinued operations
Income (loss) from discontinued operations, net of income tax	—	401	(4)	—	—	397
Net income (loss)	$9,606	$1,321	$119	$156	$(1,596)	$9,606

Condensed Consolidating Balance Sheet
June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$5,448	$—	$—	$543	$—	$5,991
Accounts receivable, net	11	33,936	9,153	705	—	43,805
Inventories, net	—	35,254	7,960	507	—	43,721
Deferred income tax assets	428	4,295	341	—	—	5,064
Prepaid expenses and other current assets	2,074	1,286	96	—	—	3,456
Total current assets	7,961	74,771	17,550	1,755	—	102,037

Property and equipment. net	1,049	134	150	10	—	1,343
Goodwill	—	147,506	7,390	—	—	154,896
Intangible assets, net	—	632,783	150,784	421	—	783,988
Other long-term assets	—	6,352	—	—	—	6,352
Intercompany receivable	1,011,708	948,500	92,602	4,923	(2,057,733)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,476,837	$1,810,046	$268,476	$7,109	$(2,513,852)	$1,048,616

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,609	$16,006	$6,245	$308	$—	$24,168
Accrued interest payable	—	5,156	—	—	—	5,156
Other accrued liabilities	785	29,359	(8,468)	(1,192)	—	20,484
Total current liabilities	2,394	50,521	(2,223)	(884)	—	49,808

Long-term debt
Principal amount	—	469,000	—	—	—	469,000
Less unamortized discount	—	(4,826)	—	—	—	(4,826)
Long-term debt, net of unamortized discount	—	464,174	—	—	—	464,174

Deferred income tax liabilities	(2,029)	133,933	24,892	95	—	156,891

Intercompany payable	927,886	957,273	172,097	476	(2,057,732)	—
Intercompany equity in subsidiaries	170,843	—	—	—	(170,843)	—

Total Liabilities	1,099,094	1,605,901	194,766	(313)	(2,228,575)	670,873

Stockholders' Equity
Common Stock	504	—	—	—	—	504
Additional paid-in capital	389,355	337,458	118,638	24	(456,120)	389,355
Treasury stock	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(10)	—	—	(10)	10	(10)
Retained earnings (accumulated deficit)	(11,419)	(139,040)	(44,928)	13,135	170,833	(11,419)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	377,743	204,145	73,710	7,422	(285,277)	377,743

Total Liabilities and Stockholders' Equity	$1,476,837	$1,810,046	$268,476	$7,109	$(2,513,852)	$1,048,616

Condensed Consolidating Balance Sheet
March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,698	$—	$—	$636	$—	$13,334
Accounts receivable, net	13	34,835	8,842	703	—	44,393
Inventories, net	—	31,023	8,050	678	—	39,751
Deferred income tax assets	646	4,168	477	1	—	5,292
Prepaid expenses and other current assets	4,505	156	150	1	—	4,812
Total current assets	17,862	70,182	17,519	2,019	—	107,582

Property and equipment, net	1,131	127	173	13	—	1,444
Goodwill	—	147,506	7,390	—	—	154,896
Intangible assets, net	—	634,704	151,220	437	—	786,361
Other long-term assets	—	6,635	—	—	—	6,635
Intercompany receivable	1,007,260	954,317	92,251	4,558	(2,058,386)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,920	$14,656	$4,627	$412	$—	$21,615
Accrued interest payable	—	10,313	—	—	—	10,313
Other accrued liabilities	15,555	15,134	(7,382)	(1,027)	—	22,280
Total current liabilities	17,475	40,103	(2,755)	(615)	—	54,208

Long-term debt
Principal amount	—	492,000	—	—	—	492,000
Less unamortized discount	—	(5,055)	—	—	—	(5,055)
Long-term debt, net of unamortized discount	—	486,945	—	—	—	486,945

Deferred income tax liabilities	(2,846)	132,549	24,135	95	—	153,933

Intercompany payable	931,601	952,721	173,310	754	(2,058,386)	—
Intercompany equity in subsidiaries	174,310	—	—	—	(174,310)	—

Total Liabilities	1,120,540	1,612,318	194,690	234	(2,232,696)	695,086

Stockholders' Equity
Common Stock	503	—	—	—	—	503
Additional paid-in capital	387,932	337,458	118,637	24	(456,119)	387,932
Treasury stock	(416)	—	—	—	—	(416)
Retained earnings (accumulated deficit)	(26,187)	(142,032)	(44,774)	12,496	174,310	(26,187)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	361,832	201,153	73,863	6,793	(281,809)	361,832

Total Liabilities and Stockholders' Equity	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$14,768	$2,992	$(154)	$639	$(3,477)	$14,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	1,935	459	20	—	2,550
Deferred income taxes	1,035	1,257	894	—	—	3,186
Amortization of deferred financing costs	—	283	—	—	—	283
Stock-based compensation costs	861	—	—	—	—	861
Amortization of debt discount	—	229	—	—	—	229
Changes in operating assets and liabilities
Accounts receivable	2	899	(311)	(5)	—	585
Inventories	—	(4,231)	90	175	—	(3,966)
Prepaid expenses and other current assets	2,431	(1,130)	54	1	—	1,356
Accounts payable	(311)	1,350	1,618	(95)	—	2,562
Accrued liabilities	(10,916)	4,903	(1,086)	128	—	(6,971)
Net cash provided by (used in) operating activities	8,006	8,487	1,564	863	(3,477)	15,443

Investing Activities
Purchases of equipment	(54)	(22)	—	—	—	(76)
Net cash used in investing activities	(54)	(22)	—	—	—	(76)

Financing Activities
Repayment of long-term debt	—	(23,000)	—	—	—	(23,000)
Proceeds from exercise of stock options	563	—	—	—	—	563
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(15,494)	14,535	(1,564)	(954)	3,477	—
Net cash (used in) provided by financing activities	(15,202)	(8,465)	(1,564)	(954)	3,477	(22,708)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
Decrease in cash	(7,250)	—	—	(93)	—	(7,343)
Cash - beginning of period	12,698	—	—	636	—	13,334

Cash - end of period	$5,448	$—	$—	$543	$—	$5,991

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$9,606	$1,321	$119	$156	$(1,596)	$9,606
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110	1,957	463	17	—	2,547
Deferred income taxes	(183)	1,306	924	(9)	—	2,038
Amortization of deferred financing costs	—	255	—	—	—	255
Stock-based compensation costs	857	—	—	—	—	857
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	142	—	—	—	142
Loss on disposal of equipment	—	105	20	—	—	125
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	(18)	1,719	297	80	—	2,078
Inventories	—	1,947	(941)	80	—	1,086
Prepaid expenses and other current assets	2,713	(811)	126	1	—	2,029
Accounts payable	(1,506)	(731)	1,592	(14)	—	(659)
Accrued liabilities	(13,593)	14,385	(615)	131	1	309
Net cash provided by (used in) operating activities	(2,014)	21,895	1,985	442	(1,595)	20,713

Investing Activities
Purchases of equipment	(108)	(22)	—	—	—	(130)
Net cash used in investing activities	(108)	(22)	—	—	—	(130)

Financing Activities
Payment of deferred financing costs	—	(112)	—	—	—	(112)
Repayment of long-term debt	—	(28,462)	—	—	—	(28,462)
Intercompany activity, net	(5,970)	6,701	(1,985)	(341)	1,595	—
Net cash (used in) provided by financing activities	(5,970)	(21,873)	(1,985)	(341)	1,595	(28,574)

Increase (decrease) in cash	(8,092)	—	—	101	—	(7,991)
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$32,552	$—	$—	$554	$—	$33,106

22.    Subsequent Events

Legal Proceedings:
As discussed in Note 2, on July 20, 2011, we received notification from the arbitrator in the working capital arbitration related to the acquisition of Blacksmith Brands Holdings, Inc. that we would be awarded a working capital adjustment in the amount of approximately $1.0 million, pending final resolution and distribution from the escrow agent, which is expected to be received and recorded against goodwill during the three months ending September 30, 2011.
Equity Awards:
On August 2, 2011, the Compensation Committee of our Board of Directors granted 16,408 shares of restricted stock units to the independent members of our Board of Directors. The restricted stock units will vest in their entirety one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, with settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as well as those described in future reports filed with the SEC.

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 45 of this Quarterly Report on Form 10-Q.

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

Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. The working capital adjustment is among a number of items that we are challenging related to the purchase price. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment in the amount of approximately $1.0 million, pending final resolution and distribution from the escrow agent, which is expected to be received and recorded against goodwill during the three months ending September 30, 2011.
In connection with this acquisition, we acquired five leading consumer OTC brands: Efferdent®, Effergrip®, PediaCare®, Luden's®, and NasalCrom®. We expect that the acquisition of the five brands will enhance our position in the OTC market. Additionally, we believe that these newly acquired brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.
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

The following table summarizes our preliminary allocation of the $204.5 million purchase price to the assets we acquired and liabilities we assumed in the Blacksmith acquisition:

(In thousands)	November 1, 2010

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	22,155
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	43,407
Trademarks	165,346
Other long-term assets	19
Total assets acquired	252,380

Accounts payable	7,060
Accrued expenses	5,212
Income taxes payable	2,031
Deferred income taxes	33,526
Total liabilities assumed	47,829

Total purchase price	$204,551

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of net assets acquired. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at June 30, 2011 was 14.3 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations for the three months ended June 30, 2011 were $19.1 million.

Dramamine Acquisition

On January 6, 2011, we acquired certain assets comprising the Dramamine® brand in the United States. The purchase price was
$77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs incurred in the acquisition of $1.2 million. The purchase price was funded by cash on hand.

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

Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex® nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations Topic of the ASC, we reclassified the related operating results as discontinued operations in the consolidated financial statements and related notes for all periods presented. We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million net of tax effects on the sale in the second quarter of 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the then remaining assets to the OTC Healthcare segment for all periods presented.

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended June 30,
	2011	2010
Components of Income
Revenues	$—	$2,174
Income from discontinued operations, net of income tax	—	397

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Revenues (in thousands)

	Three Months Ended June 30,
	2011		2010		Increase
	Revenues	%	Revenues	%	(Decrease)%

OTC Healthcare	$71,202	74.7	$44,721	62.8	$26,481	59.2
Household Cleaning	24,093	25.3	26,515	37.2	(2,422)	(9.1)

	$95,295	100.0	$71,236	100.0	$24,059	33.8

Revenues for the three months ended June 30, 2011 were $95.3 million, an increase of $24.1 million, or 33.8%, versus the three months ended June 30, 2010. Revenues for the OTC Healthcare segment increased, primarily due to revenues of $24.4 million from sales of the acquired Blacksmith and Dramamine products, while revenues for the Household Cleaning segment decreased by 9.1%, versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 3.5% of total revenues, increased by $0.5 million, or 17.2%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $26.5 million, or 59.2%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010.  The increase in revenues was primarily due to revenues of $24.4 million from sales of the acquired Blacksmith and Dramamine products. Additionally, we increased advertising and promotional activities for our legacy OTC Healthcare brands which resulted in increased shipments to retailers. Revenue increases for Chloraseptic®, Little Remedies®, Compound W® and The Doctor's® were partially offset by revenue decreases for Clear Eyes®. Chloraseptic revenues increased primarily due to increased demand for spray product due to a late cough cold season. Little Remedies revenue increased as the result of the launch of the new Little Remedies Honey Elixir and Little Fevers products. Compound W revenues increased as the result of an increase in consumer demand for both cryogenic and non-cryogenic products, and the continued sell-in of the new Compound W Skin Tag Remover in Canada. The Doctor's revenue increase was primarily the result of the recovery of distribution at our largest customer. Clear Eyes revenues decreased primarily due to a new product launch that occurred in 2010 that resulted in a temporary one-time increase in sales.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $2.4 million, or 9.1%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010.  Stronger performance with Chore Boy® and Spic and Span® was offset by weaker Comet® sales. Comet revenues decreased primarily due to lower consumer demand for bathroom spray and powder.  Spic and Span and Chore Boy revenues benefited from increased online promotional activity and consumer demand for Spray and Copper Scrubbers in the three months ended June 30, 2011 versus the three months ended June 30, 2010.

Gross Profit (in thousands)

	Three Months Ended June 30,
	2011		2010		Increase
	Gross Profit	%	Gross Profit	%	(Decrease)%

OTC Healthcare	$42,418	59.6	$28,869	64.6	$13,549	46.9
Household Cleaning	7,450	30.9	9,102	34.3	(1,652)	(18.1)

	$49,868	52.3	$37,971	53.3	$11,897	31.3

Gross profit for three months ended June 30, 2011 increased $11.9 million, or 31.3%, when compared with the three months ended June 30, 2010.  As a percent of total revenues, gross profit decreased from 53.3% in the three months ended June 30, 2010 to 52.3% in the three months ended June 30, 2011. The acquisitions of Blacksmith and Dramamine increased gross profit by $12.1 million, while the remainder of the increase resulted from higher sales volume of our legacy OTC Healthcare brands. The decrease in gross profit as a percent of revenues was primarily due to the realization of lower margins from the acquired Blacksmith products and increased promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $13.5 million, or 46.9%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010.  As a percent of OTC Healthcare revenues, gross profit decreased from 64.6% during the three months ended June 30, 2010 to 59.6% during the three months ended June 30, 2011.  The decrease in gross profit percentage was primarily the result of the realization of a lower gross profit percentage for the acquired Blacksmith products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.7 million, or 18.1%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010.  As a percent of Household Cleaning revenue, gross profit decreased from 34.3% during the three months ended June 30, 2010 to 30.9% during the three months ended June 30, 2011. The decrease in gross profit percentage was primarily the result of higher promotional activity.

Contribution Margin (in thousands)

	Three Months Ended June 30,
	2011		2010
	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%

OTC Healthcare	$33,997	47.7	$23,706	53.0	$10,291	43.4
Household Cleaning	5,638	23.4	6,779	25.6	(1,141)	(16.8)

	$39,635	41.6	$30,485	42.8	$9,150	30.0

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $9.2 million, or 30.0%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010.  The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending and lower Household Cleaning sales. The acquired Blacksmith and Dramamine brands added $9.7 million to the contribution margin, while the remainder of the increase resulted from our legacy OTC Healthcare brands. Increased contribution margin in OTC Healthcare was offset by a $1.1 million decline in Household Cleaning due to lower sales.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $10.3 million, or 43.4%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010. The contribution margin increase was the result of the $9.7 million contribution margin increase primarily related to increased sales from the acquired Blacksmith and Dramamine products. Advertising and promotional spending increased $3.3 million, or 63.1% primarily due the acquired Blacksmith and Dramamine products and investment in the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.1 million, or 16.8%, during the three months ended June 30, 2011 versus the three months ended June 30, 2010.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a $0.5 million, or 22.0%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending primarily related to the timing of Comet promotional activities that occurred in 2010.

General and Administrative
General and administrative expenses were $9.9 million for the three months ended June 30, 2011 versus $7.4 million for the three months ended June 30, 2010. The increase in expense was primarily due to the acquired Blacksmith and Dramamine brands and $0.8 million of non-recurring professional fees.

Depreciation and Amortization
Depreciation and amortization expense was $2.6 million for the three months ended June 30, 2011 and $2.4 million for the three months ended June 30, 2010.

Interest Expense
Net interest expense was $8.6 million during the three months ended June 30, 2011 versus $5.5 million during the three months ended June 30, 2010. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the Blacksmith and Dramamine acquisitions. The average cost of funds increased from 7.0% for the three months ended June 30, 2010 to 7.1% for the three months ended June 30, 2011, while the average indebtedness outstanding increased from $313.8 million during the three months ended June 30, 2010 to $480.5 million during the three months ended June 30, 2011 due to increased debt issued for the Blacksmith and Dramamine acquisitions.

Gain on Settlement
On June 15, 2011, we received a settlement payment of $7.9 million in the resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter. Therefore, during the three months ended June 30, 2011, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred, which is included in other (income) expense as this gain did not relate to our ongoing operations.

Income Taxes
The provision for income taxes during the three months ended June 30, 2011 was $9.0 million versus $5.7 million during the three months ended June 30, 2010.  The effective tax rate during the three months ended June 30, 2011 was 37.7% versus 38.2% during the three months ended June 30, 2010.  The decrease in the effective rate is primarily due to a discrete reduction in deferred state taxes. The estimated effective tax rate for the remaining quarters of the year ending March 31, 2012 is 38.7%, excluding the impact of discrete items that may occur.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.  In March 2010, we issued $150.0 million of 8.25% Senior Notes due in 2018, entered into a senior secured term loan facility of $150.0 million maturing in 2016 and entered into a $30.0 million senior secured revolving credit facility maturing in 2015. In November 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018, and borrowed an additional $115.0 million under our existing Credit Agreement. In addition, in November 2010, we amended our Credit Agreement to increase our borrowing capacity under our Senior Secured Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and fund the Blacksmith and Dramamine acquisitions.

Operating Activities
Net cash provided by operating activities was $15.4 million for the three months ended June 30, 2011 compared to $20.7 million for the three months ended June 30, 2010. The $5.3 million decrease in net cash provided by operating activities was primarily due to higher interest payments following our refinancing in 2011, higher incentive compensation payments in the current year period due to increased company performance in 2011 and higher working capital requirements, primarily related to higher inventory levels associated with the recent acquisitions. These decreases were partially offset by a one-time gain associated with the legal settlement as discussed in Note 20.

Consistent with the three months ended June 30, 2010, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount, and stock-based compensation costs.

Investing Activities
Net cash used in investing activities was $0.1 million for each of the three months ended June 30, 2011 and June 30, 2010.  Net cash used in investing activities for each of these periods was primarily the result of equipment purchases.

Financing Activities
Net cash used in financing activities was $22.7 million for the three months ended June 30, 2011 compared to $28.6 million for the three months ended June 30, 2010.   During the three months ended June 30, 2011, we used cash from operating activities and cash on hand to repay $23.0 million of our outstanding debt. This decreased our outstanding indebtedness to $469.0 million at June 30, 2011 from $492.0 million at March 31, 2011.

	Three Months Ended June 30,
(In thousands)	2011	2010
Cash provided by (used in):
Operating Activities	$15,443	$20,713
Investing Activities	(76)	(130)
Financing Activities	(22,708)	(28,574)

Capital Resources
On March 24, 2010, we retired our existing Senior Secured Term Loan Facility, which had a maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. On March 24, 2010, we also entered into a new $150.0 million Senior Secured Term Loan Facility with a maturity date of March 24, 2016 (the "2010 Senior Term Loan"), a $30.0 million Senior Secured Revolving Credit Facility with a maturity date of March 24, 2015 (the "2010 Revolving Credit Facility") and issued Senior Notes of $150.0 million that bear interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes"). This debt refinancing improved our liquidity position by increasing our borrowing capacity under our Senior Secured Term Loan and Revolving Credit Facilities and extending the maturities of our indebtedness. The new debt also better positions us to pursue acquisitions as part of our growth strategy.

The 2010 Senior Term Loan included a discount to the lenders of $1.8 million resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to noteholders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. The deferred financing costs are being amortized over the term of the loan and notes.

In connection with the acquisition of Blacksmith, on November 1, 2010, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our Credit Agreement in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan (hereinafter all references to the 2010 Senior Term Loan shall also include the $115.0 incremental term loan) under our Senior Secured Term Loan Facility and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 8.25% Senior Notes due in 2018 (hereinafter all references to the 2010 Senior Notes shall also include the $100.0 million issuance of 8.25% Senior Notes due 2018).

As of June 30, 2011, we had an aggregate of $469.0 million of outstanding indebtedness, which consisted of the following:

•	$219.0 million of borrowings under the 2010 Senior Term Loan, and

•	$250.0 million of 8.25% Senior Notes due 2018.

We had $40.0 million of borrowing capacity under our 2010 Revolving Credit Facility as of June 30, 2011, as well as incremental borrowing capacity of $75.0 million under our Senior Secured Credit Facility.

The 2010 Senior Term Loan bears interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At June 30, 2011, an aggregate of $219.0 million was outstanding under the Senior Secured Credit Facility, of which $215.0 million carried an interest rate of 4.75% and $4.0 million carried an interest rate of 5.5%.

The Senior Secured Credit Facility, including the 2010 Senior Term Loan, contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes contain provisions that accelerate our indebtedness upon the occurrence of certain events and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 4.00 to 1.0 for the quarter ended June 30, 2011 (defined as, with certain adjustments, the ratio of our consolidated indebtedness as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items ("EBITDA")). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remains level thereafter, and

•
Have an interest coverage ratio of greater than 3.00 to 1.0 for the quarter ended June 30, 2011 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remains level thereafter.

At June 30, 2011, we were in compliance with the applicable financial and restrictive covenants under the Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes.  Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the three months ended June 30, 2011, we made voluntary principal payments against outstanding indebtedness of $23.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan. In accordance with the Credit Agreement governing the 2010 Senior Term Loan, such payment was applied against the first four required principal payments, and any remaining principal payment is applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment until the 2010 Senior Term Loan matures in 2016.

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

Revenue Recognition
We recognize revenue when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and the customer takes ownership and assumes the risk of loss, (iii) the selling price is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales based upon the nature of such items and the applicable accounting guidance.  Such costs vary from period-to-period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2011 was $21.3 million and for the three months ended June 30, 2011 was $5.7 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2011, our sales and operating income would have been adversely affected by approximately $2.1 million.  Net income would have been adversely affected by approximately $1.3 million.  Similarly, had we underestimated the promotional program rate by 10% for the three months ended June 30, 2011, our sales and operating income would have been adversely affected by approximately $0.6 million.  Net income would have been adversely affected by approximately $0.4 million for the three months ended June 30, 2011.

We also periodically run coupon programs in Sunday newspaper inserts or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2011, we had 46 coupon events.  The amount recorded against revenues and accrued for these events during the year was $3.9 million. Cash settlement of coupon redemptions during the year was $3.1 million.  During the three months ended June 30, 2011, we had 44 coupon events.  The amount recorded against revenue and accrued for these events during the three months ended June 30, 2011 was $1.7 million. Cash settlement of coupon redemptions during the three months ended June 30, 2011 was $1.8 million.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2011, 2010 and 2009, returns represented 2.7%, 3.8% and 3.7%, respectively, of gross sales.  For the three months ended June 30, 2011, product returns represented 2.7% of gross sales.  At June 30, 2011 and March 31, 2011, the allowance for sales returns was $5.0 million and $5.2 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.7% to 3.8% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2011 by approximately $0.4 million.  Net income would have been adversely affected by approximately $0.2 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three months ended June 30, 2011 would have adversely affected our reported sales and operating income by approximately $0.1 million, while our net income would have been adversely affected by approximately $0.1 million.

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

Many of our products are subject to expiration dating.  As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $0.2 million for the fiscal year ended March 31, 2011, while for the three months ended June 30, 2011, we recorded obsolescence costs of $1.0 million.  A 1.0% increase in our allowance for obsolescence at March 31, 2011 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2011 by approximately $0.4 million and $0.2 million, respectively.  Similarly, a 1.0% increase in our allowance at June 30, 2011 would have adversely affected our reported operating income and net income for the three months ended June 30, 2011 by approximately $0.5 million and $0.3 million, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.0% and 0.9% of accounts receivable at June 30, 2011 and March 31, 2011, respectively.  Bad debt expense for the fiscal year ended March 31, 2011 was $0.2 million, while during the three months ended June 30, 2011, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2011 would have resulted in a decrease in reported operating income of approximately $0.3 million, and a decrease in our reported net income of approximately $0.2 million.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three months ended June 30, 2011 would have resulted in a decrease in reported operating income of less than $0.1 million, and a decrease in our reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $938.9 million and $941.3 million at June 30, 2011 and March 31, 2011, respectively.  At June 30, 2011, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$147,507	$7,389	$154,896

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	64,540	30,964	95,504
	633,204	150,784	783,988

	$780,711	$158,173	$938,884

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's and PediaCare brands comprise the majority of the value of the intangible assets within the OTC Healthcare segment.  The Chore Boy, Comet, and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination.  Intangible assets generally represent our trademarks, brand names and patents.  When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives.  Management considers many factors both prior to and after the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that we acquire or continue to own and promote.  The most significant factors are:

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

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below in regards to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value. Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In performing this analysis, management considers the same types of information as listed below in regard to finite-lived intangible assets. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. In a manner similar to goodwill, future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the valuation process and has been applied consistently with prior periods.  In addition, we considered our market capitalization at March 31, 2011, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the three months ended March 31, 2011.

The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, no impairment charge was recorded during the three months ended June 30, 2011.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $0.9 million during each of the three months ended June 30, 2011 and 2010.

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

Recent Accounting Pronouncements
In June 2011, the FASB issued guidance regarding presentation of comprehensive income. Under the ASC Comprehensive Income topic, entities are allowed the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial

Statements.

In May 2011, the FASB issued guidance on fair value measurement. Under the ASC Fair Value Measurement topic, common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” , have been amended. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities). The disclosure requirements have been enhanced, with the most significant change requiring entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a non-financial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for our fiscal year ended March 31, 2011.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2011, we had variable rate debt of approximately $219.0 million related to our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the remaining nine months in the year ending March 31, 2012 by approximately $1.6 million.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2011 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 is incorporated herein by this reference.

San Francisco Technology Inc. Litigation
In May 2011, the U.S. District Court for the Southern District of New York granted the Motion to Dismiss by Medtech Products Inc. ("Medtech"), a wholly-owned subsidiary of the Company, although San Francisco Technology Inc. ("SFT") was allowed to file an amended Complaint. In August 2011, SFT and Medtech reached an agreement in principle to settle the litigation, which settlement will not have a material impact on the Company. Medtech expects to sign a settlement agreement in August 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

REPURCHASES RELATED TO STOCK COMPENSATION PROGRAMS (a)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2011	—	—	n/a	n/a
May 1 to May 31, 2011	20,999	$12.86	n/a	n/a
June 1 to June 30, 2011	—	—	n/a	n/a
Total	20,999		n/a	n/a
(a) These repurchases are made pursuant to our 2005 Long-Term Equity Incentive Plan which allows for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 5, 2011	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement, prospectus or other document to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.