Form 10-Q
period 2011-09-30
Prestige Brands Holdings, Inc.
filed 2011-11-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

As of November 7, 2011, there were 50,433,268 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues
Net sales	$104,572	$77,488	$198,879	$148,010
Other revenues	972	815	1,960	1,529
Total revenues	105,544	78,303	200,839	149,539

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	51,638	35,713	97,065	68,978
Gross profit	53,906	42,590	103,774	80,561

Operating Expenses
Advertising and promotion	13,073	8,240	23,306	15,726
General and administrative	8,861	8,101	18,711	15,515
Depreciation and amortization	2,570	2,413	5,120	4,823
Total operating expenses	24,504	18,754	47,137	36,064

Operating income	29,402	23,836	56,637	44,497

Other (income) expense
Interest income	(1)	—	(3)	—
Interest expense	8,280	5,373	16,860	10,834
Gain on settlement	—	—	(5,063)	—
Loss on extinguishment of debt	—	—	—	300
Total other expense	8,279	5,373	11,794	11,134

Income from continuing operations before income taxes	21,123	18,463	44,843	33,363
Provision for income taxes	8,174	7,053	17,126	12,744
Income from continuing operations	12,949	11,410	27,717	20,619

Discontinued Operations
Income from discontinued operations, net of income tax	—	162	—	559
Loss on sale of discontinued operations, net of income tax	—	(550)	—	(550)
Net income	$12,949	$11,022	$27,717	$20,628

Basic earnings per share:
Income from continuing operations	$0.26	$0.23	$0.55	$0.41
Income from discontinued operations and loss on sale of discontinued operations	—	(0.01)	—	—
Net income	$0.26	$0.22	$0.55	$0.41

Diluted earnings per share:
Income from continuing operations	$0.26	$0.23	$0.55	$0.41
Income from discontinued operations and loss on sale of discontinued operations	—	(0.01)	—	—
Net income	$0.26	$0.22	$0.55	$0.41

Weighted average shares outstanding:
Basic	50,278	50,053	50,231	50,045
Diluted	50,671	50,141	50,659	50,123

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	September 30, 2011	March 31, 2011
Current assets
Cash and cash equivalents	$7,961	$13,334
Accounts receivable, net	49,445	44,393
Inventories	46,408	39,751
Deferred income tax assets	5,549	5,292
Prepaid expenses and other current assets	3,018	4,812
Total current assets	112,381	107,582

Property and equipment, net	1,379	1,444
Goodwill	153,696	154,896
Intangible assets, net	781,615	786,361
Other long-term assets	6,070	6,635

Total Assets	$1,055,141	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,184	$21,615
Accrued interest payable	10,313	10,313
Other accrued liabilities	20,634	22,280
Total current liabilities	56,131	54,208

Long-term debt
Principal amount	452,000	492,000
Less unamortized discount	(4,597)	(5,055)
Long-term debt, net of unamortized discount	447,403	486,945

Deferred income tax liabilities	160,152	153,933

Total Liabilities	663,686	695,086

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,433 shares at September 30, 2011 and 50,276 shares at March 31, 2011	504	503
Additional paid-in capital	390,160	387,932
Treasury stock, at cost - 181 shares at September 30, 2011 and 160 shares at March 31, 2011	(687)	(416)
Accumulated other comprehensive loss, net of tax	(52)	—
Retained earnings (accumulated deficit)	1,530	(26,187)
Total Stockholders' Equity	391,455	361,832

Total Liabilities and Stockholders' Equity	$1,055,141	$1,056,918
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2011	2010
Operating Activities
Net income	$27,717	$20,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,120	5,052
Loss on sale of discontinued operations	—	890
Deferred income taxes	5,962	5,176
Amortization of deferred financing costs	565	504
Stock-based compensation costs	1,657	1,744
Loss on extinguishment of debt	—	300
Amortization of debt discount	458	285
Loss on disposal of equipment	—	125
Changes in operating assets and liabilities
Accounts receivable	(5,075)	(1,635)
Inventories	(6,672)	2,679
Inventories held for sale	—	1,100
Prepaid expenses and other current assets	1,794	1,714
Accounts payable	3,594	1,209
Accrued liabilities	(1,654)	3,046
Net cash provided by operating activities	33,466	42,817

Investing Activities
Purchases of equipment	(307)	(254)
Proceeds from sale of discontinued operations	—	4,122
Proceeds from escrow of Blacksmith acquisition	1,200	—
Net cash provided by investing activities	893	3,868

Financing Activities
Payment of deferred financing costs	—	(112)
Repayment of long-term debt	(40,000)	(32,587)
Proceeds from exercise of stock options	571	—
Shares surrendered as payment of tax withholding	(271)	(51)
Net cash used in financing activities	(39,700)	(32,750)

Effects of exchange rate changes on cash and cash equivalents	(32)	—
(Decrease) increase in cash and cash equivalents	(5,373)	13,935
Cash and cash equivalents - beginning of period	13,334	41,097

Cash and cash equivalents - end of period	$7,961	$55,032

Interest paid	$15,790	$5,179
Income taxes paid	$5,844	$5,103

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or "we", which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-The-Counter ("OTC") Healthcare and Household Cleaning brands to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2012”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012.  This financial information should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Leasehold improvements are amortized over the lesser of the term of the lease or five years.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the respective accounts and recognize the resulting gain or loss in the Consolidated Statement of Operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  We test goodwill for impairment at the reporting unit “brand” level, which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from 3 to 30 years.

Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year; however, at each reporting period, an evaluation is made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct to consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions and (v) communication with customer purchasing/marketing personnel.  At the completion of a promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs for the three and six months ended September 30, 2011 were $6.9 million and $13.2 million, respectively, and $5.7 million and $10.6 million, respectively, for the three and six months ended September 30, 2010.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these new distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

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

While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments at September 30, 2011 or March 31, 2011 or for any of the periods presented.

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

Recently Issued Accounting Standards
In September 2011, the FASB issued guidance regarding testing goodwill for impairment. The new guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

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

In May 2011, the FASB issued guidance on fair value measurement. The ASC Fair Value Measurement topic amended the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities). The disclosure requirements have been enhanced, with the most significant change requiring entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a non-financial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million, and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. As previously disclosed, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.

In connection with this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.

The acquisition was accounted for in accordance with the Business Combinations topic of the ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $203.4 million purchase price to the assets acquired and liabilities assumed at the Blacksmith acquisition date:

(In thousands)	November 1, 2010

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	22,155
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	42,207
Trademarks	165,346
Other long-term assets	19
Total assets acquired	251,180

Accounts payable	7,060
Accrued expenses	5,212
Income taxes payable	2,031
Deferred income taxes	33,526
Total liabilities assumed	47,829

Total purchase price	$203,351

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired and liabilities assumed. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks was comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at September 30, 2011 was 14.1 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations for the three and six months ended September 30, 2011 were $22.5 million and $41.6 million, respectively.

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

(In thousands, except per share data)	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010

Revenues	$102,170	$197,274
Income from continuing operations	12,381	22,563

Basic earnings per share:
Income from continuing operations	$0.25	$0.45

Diluted earnings per share:
Income from continuing operations	$0.25	$0.45

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

(In thousands)	January 6, 2011

Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

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

The following table summarizes the results of discontinued operations:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Components of Income
Revenues	$—	$1,769	$—	$3,943
Income from discontinued operations, net of income tax	—	162	—	559

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	September 30, 2011	March 31, 2011
Components of Accounts Receivable
Trade accounts receivable	$55,797	$50,333
Other receivables	661	712
	56,458	51,045
Less allowances for discounts, returns and uncollectible accounts	(7,013)	(6,652)
Accounts receivable, net	$49,445	$44,393

5.	Inventories

Inventories consist of the following:

(In thousands)	September 30, 2011	March 31, 2011
Components of Inventories
Packaging and raw materials	$977	$1,287
Finished goods	45,431	38,464
Inventories	$46,408	$39,751

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $1.8 million and $0.6 million at September 30, 2011 and March 31, 2011, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	September 30, 2011	March 31, 2011
Components of Property and Equipment
Machinery	$1,431	$1,215
Computer equipment	2,426	2,341
Furniture and fixtures	241	239
Leasehold improvements	427	423
	4,525	4,218
Accumulated depreciation	(3,146)	(2,774)
Property and equipment, net	$1,379	$1,444

We recorded depreciation expense of $0.2 million for each of the three months ended September 30, 2011 and September 30, 2010, and of $0.4 million and $0.3 million for the six months ended September 30, 2011 and September 30, 2010, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2011
Goodwill	$277,677	$72,549	$350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	147,507	7,389	154,896

Additions	—	—	—

Balance — September 30, 2011
Goodwill	277,677	72,549	350,226
Blacksmith escrow settlement *	(1,200)	—	(1,200)
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$146,307	$7,389	$153,696

* As previously disclosed, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.

At March 31, 2011, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2011. Additionally, for the three and six months ended September 30, 2011, no indicators of impairment existed and no impairment charge was recorded.

The discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2011, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require impairments in the future.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2011	$688,484	$150,293	$158	$838,935
Additions	—	—	—	—
Balance — September 30, 2011	$688,484	$150,293	$158	$838,935

Accumulated Amortization
Balance — March 31, 2011	$—	$52,416	$158	$52,574
Additions	—	4,746	—	4,746
Balance — September 30, 2011	$—	$57,162	$158	$57,320

Intangible assets, net — September 30, 2011	$688,484	$93,131	$—	$781,615

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2011.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of September 30, 2011 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the three and six months ended September 30, 2011.

The weighted average remaining life for finite-lived intangible assets at September 30, 2011 was approximately 14.2 years and the amortization expense for the three and six months ended September 30, 2011 was $2.4 million and $4.7 million, respectively. At September 30, 2011, intangible assets are expected to be amortized over a period of 3 to 30 years as follows:

(In thousands)
Year Ending March 31,	Amount
2012 (Remaining six months ending March 31, 2012)	$4,569
2013	8,641
2014	7,416
2015	6,082
2016	6,082
Thereafter	60,341
$93,131

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2011	March 31, 2011

Accrued marketing costs	$10,965	$9,967
Accrued payroll	4,431	7,589
Accrued commissions	474	408
Accrued income taxes	2,217	531
Accrued professional fees	1,671	1,953
Accrued severance	465	1,324
Accrued other	411	508
	$20,634	$22,280

10.	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2011	March 31, 2011
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company's option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%.  At September 30, 2011, the average interest rate on the 2010 Senior Term Loan was 4.75%.  All required principal payments prior to maturity have been paid and the remaining principal on the 2010 Senior Term Loan is due on the maturity date.  The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company's assets. The 2010 Senior Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries, other than Prestige Brands, Inc. (the "Borrower"). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

	$202,000	$242,000

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

	250,000	250,000
	452,000	492,000
Current portion of long-term debt	—	—
	452,000	492,000
Less: unamortized discount on the 2010 Senior Notes	(4,597)	(5,055)
Long-term debt, net of unamortized discount and premium	$447,403	$486,945

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

On March 24, 2010, Prestige Brands, Inc. entered into the 2010 Senior Term Loan for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to our Credit Agreement dated March 24, 2010 (the "Increase Joinder") pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The incremental 2010 Senior Term Loan will also mature on March 24, 2016.

Additionally, on March 24, 2010, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the revolving credit facility in an aggregate principal amount of up to $40.0 million. Our 2010 Revolving Credit Facility was available for maximum borrowings of $40.0 million at September 30, 2011. Except for the increase in the amount of the revolving credit facility, no other changes were made to the 2010 Revolving Credit Facility.

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

The Credit Agreement contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The Credit Agreement and the Senior Notes Indenture also contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement and the Senior Notes Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement and the Senior Notes Indenture. At September 30, 2011, we were in compliance with the covenants under our long-term indebtedness.

During the six months ended September 30, 2011, we made voluntary principal payments against outstanding indebtedness of $40.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan. In accordance with the agreement governing the 2010 Senior Term Loan, such payments were applied against the first four required principal payments, and any additional principal payments are applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment until the 2010 Senior Term Loan matures in 2016.

Future principal payments required in accordance with the terms of the Credit Agreement and the Senior Notes Indenture are as follows:

(In thousands)
Year Ending March 31,	Amount
2012 (Remaining six months ending March 31, 2012)	$—
2013	—
2014	—
2015	—
2016	202,000
2017	—
Thereafter	250,000
$452,000

11.	Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either September 30, 2011 or at March 31, 2011 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At September 30, 2011 and March 31, 2011, the carrying value of the 2010 Senior Term Loan was $202.0 million and $242.0 million, respectively.  The terms of the facility provide that the interest rate is adjusted, at our option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or to LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of our 2010 Senior Term Loan was approximately $200.5 million and $243.4 million at September 30, 2011 and March 31, 2011, respectively.

At September 30, 2011 and March 31, 2011, the carrying value of our 2010 Senior Notes was $250.0 million.  The market value of these notes was approximately $254.1 million and $264.4 million at September 30, 2011 and March 31, 2011, respectively.  The market values have been determined from market transactions in our debt securities.

12.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2011.

During the three and six months ended September 30, 2011, we repurchased zero and 20,999 shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $12.86. During the three and six months ended September 30, 2010, we repurchased 11,576 and 18,313 shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $7.68 and $7.62, respectively, during the three and six months ended September 30, 2010. All of such shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consisted of the following at September 30, 2011 and March 31, 2011:

	September 30,	March 31,
(In thousands)	2011	2011
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(52)	$—
Total accumulated other comprehensive loss	$(52)	$—

The following table describes the components of comprehensive income for the six months ended September 30, 2011 and 2010:

	Six Months Ended September 30,
(In thousands)	2011	2010
Components of Comprehensive Income
Net income	$27,717	$20,628
Translation adjustments, net of related income tax effects	(52)	—
Comprehensive Income	$27,665	$20,628

14.	Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options, restricted stock awards and restricted stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator
Income from continuing operations	$12,949	$11,410	$27,717	$20,619
Income from discontinued operations and loss on sale of discontinued operations, net of income tax	—	(388)	—	9
Net income	$12,949	$11,022	$27,717	$20,628

Denominator
Denominator for basic earnings per share — weighted average shares	50,278	50,053	50,231	50,045
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	393	88	428	78
Denominator for diluted earnings per share	50,671	50,141	50,659	50,123

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.26	$0.23	$0.55	$0.41
Basic earnings per share from discontinued operations and loss on sale of discontinued operations	—	(0.01)	—	—
Basic net earnings per share	$0.26	$0.22	$0.55	$0.41

Diluted earnings per share from continuing operations	$0.26	$0.23	$0.55	$0.41
Diluted earnings per share from discontinued operations and loss on sale of discontinued operations	—	(0.01)	—	—
Diluted net earnings per share	$0.26	$0.22	$0.55	$0.41

At September 30, 2011 and September 30, 2010, there were zero and 0.4 million shares, respectively, of restricted stock awards that have been excluded from the calculation of basic earnings per share as these awards were subject to contingencies that were not met as of the end of each respective period.  Additionally, for the three months ended September 30, 2011 and 2010, there were 0.6 million and 1.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2011 and 2010, there were 0.5 million and 1.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

15.	Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”) which provides for the grant of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and six months ended September 30, 2011, pre-tax share-based compensation costs charged against income were $0.8 million and $1.7 million, respectively, and the related income tax benefit recognized was $0.2 million and $0.4 million, respectively.  During the three and six months ended September 30, 2010, pre-tax share-based compensation costs charged against income were $0.8 million and $1.7 million, respectively, and the related income tax benefit recognized was $0.4 million and $0.7 million, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in three to five years, contingent on attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan. On May 10, 2011, the Compensation Committee of the Board of Directors granted 89,923 shares of restricted common stock to certain executive officers and employees under the Plan at a grant-date fair value of $11.27 per share. These restricted common stock awards will vest in their entirety three years after the date of grant so long as the grantee remains employed by us. In addition, on May 30, 2011, previously issued restricted performance shares vested, resulting in an additional grant of 16,153 shares at a fair value of $10.91 per share. On August 2, 2011, the Compensation Committee of our Board of Directors granted 16,408 shares of restricted stock units to the independent members of our Board of Directors. The restricted stock units will vest in their entirety one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, with settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The fair value of restricted shares is determined using the closing price of our common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the six months ended September 30, 2011 and 2010 was $11.35 and $8.85, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2010:
Nonvested at March 31, 2010	287.1	$8.86
Granted	130.2	8.85
Vested and issued	(48.5)	9.23
Forfeited	(15.0)	10.45
Outstanding at September 30, 2010	353.8	8.74
Vested at September 30, 2010	29.2	6.84

Six months ended September 30, 2011:
Nonvested at March 31, 2011	275.4	8.46
Granted	122.5	11.35
Vested and issued	(103.4)	9.93
Forfeited	(15.2)	10.72
Outstanding at September 30, 2011	279.3	9.06
Vested at September 30, 2011	54.0	7.4

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

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

The weighted-average grant-date fair value of the options granted during the six months ended September 30, 2011 and 2010 was $5.83 and $4.81, respectively.

	Six Months Ended September 30,
	2011	2010
Expected volatility	53.0%	52.7%
Expected dividends	$—	$—
Expected term in years	6.5	6.5
Risk-free rate	2.4%	3.4%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2010:
Outstanding at March 31, 2010	1,584.2	$8.50
Granted	362.1	9.03
Exercised	—	—
Forfeited or expired	(26.8)	10.44
Outstanding at September 30, 2010	1,919.5	8.57	8.6	$2,534
Exercisable at September 30, 2010	616.4	10.18	7.8	—

Six months ended September 30, 2011:
Outstanding at March 31, 2011	1,621.5	8.19
Granted	308.1	11.27
Exercised	(54.2)	10.54
Forfeited or expired	(39.3)	10.99
Outstanding at September 30, 2011	1,836.1	8.58	8.0	2,129
Exercisable at September 30, 2011	711.2	8.65	7.2	851

The aggregate intrinsic value of options exercised in the six months ended September 30, 2011 was $0.1 million. The aggregate intrinsic value at September 30, 2011 for options granted during the six months ended September 30, 2011 was zero.

At September 30, 2011, there were $4.1 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of shares vested during the six months ended September 30, 2011 and 2010 was $2.7 million and $0.4 million, respectively.  For the six months ended September 30, 2011, cash received from the exercise of stock options was $0.7 million, and we realized $0.1 million in tax benefits for the tax deductions resulting from these option exercises. There were no options exercised during the six months ended September 30, 2010, and therefore we did not recognize any tax benefits during this period associated with option exercises.  At September 30, 2011, there were 2.5 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events should they occur.  The effective tax rate used in the calculation of income taxes was 38.7% and 38.2%, respectively, for the three months ended September 30, 2011 and September 30, 2010, respectively. The increase in the effective tax rate for the three months ended September 30, 2011 is primarily due to certain non-deductible costs in the current period. The effective tax rate used in the calculation of income taxes was 38.2% for each of the six months ended September 30, 2011 and September 30, 2010.

At September 30, 2011, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.5 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

Uncertain tax liability activity is as follows:

(In thousands)	2011	2010
Balance — March 31	$456	$315
Adjustments based on tax positions related to the current year	—	—
Balance — September 30	$456	$315

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented. We do not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

17.	Commitments and Contingencies

San Francisco Technology Inc. Litigation

On April 5, 2010, Medtech Products Inc. (“Medtech”), a wholly-owned subsidiary of the Company, was served with a Complaint filed by San Francisco Technology Inc. (“SFT”) in the U.S. District Court for the Northern District of California, San Jose Division (the “California Court”). In the Complaint, SFT asserted a qui tam action against Medtech, alleging false patent markings with the intent to deceive the public regarding Medtech's two Dermoplast products. Medtech filed a Motion to Dismiss or Stay and a Motion to Sever and Transfer Venue to the U.S. District Court for the Southern District of New York (the “New York Court”). On July 19, 2010, the California Court severed the action as to each and every separate defendant (including Medtech) and transferred the action against Medtech to the New York Court. On October 25, 2010, Medtech filed with the New York Court a Motion to Dismiss, or in the Alternative, to Stay, the action brought by SFT. In May 2011, the New York Court granted Medtech's Motion to Dismiss, although SFT was allowed to file an amended Complaint. In August 2011, SFT and Medtech executed a settlement agreement which dismissed the pending litigation in the New York Court with prejudice. The terms of the settlement agreement did not have a material impact on the Company.

Trutek Arbitration

On November 1, 2010, Trutek Corp. (“Trutek”) commenced an arbitration proceeding against Prestige Brands, Inc. (“Prestige Brands”), a wholly-owned subsidiary of the Company, in which Trutek alleged that Prestige Brands breached certain terms of a license agreement between Trutek and Prestige Brands providing for the license of certain intellectual property by Trutek to Prestige Brands for an allergy relief product. Prestige Brands has denied Trutek's allegations of breach of the license agreement. The arbitration hearing was conducted in October 2011. Closing arguments are scheduled to be held on November 30, 2011 and a written decision by the arbitration panel will be provided thereafter.

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

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for our operating leases as of September 30, 2011:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2012 (Remaining six months ending March 31, 2012)	$523	$56	$579
2013	1,082	50	1,132
2014	719	23	742
2015	56	—	56
Thereafter	—	—	—
	$2,380	$129	$2,509

Rent expense for each of the three months ended September 30, 2011 and 2010 was $0.2 million, while rent expense for each of the six months ended September 30, 2011 and 2010 was $0.4 million.

Purchase Commitments
We have entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than 10 percent of the estimated purchases that we expect to make during the course of the agreement.

(In thousands)
Year Ending March 31,	Amount
2012 (Remaining six months ending March 31, 2012)	$1,384
2013	1,166
2014	1,136
2015	1,105
2016	1,074
Thereafter	3,599
$9,464

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the three and six months ended September 30, 2011, approximately 55.5% and 56.9%, respectively, of our total revenues were derived from our five top selling brands.  During the three and six months ended September 30, 2010, approximately 73.7% and 72.9%, respectively, of our total revenues were derived from our five top selling brands. One customer accounted for more than 10% of our gross revenues for each of the periods presented. Such customer accounted for approximately 17.0% and 18.2% of our gross revenues for the three and six months ended September 30, 2011, respectively, and 21.5% and 22.5% of our gross revenues for the three and six months ended September 30, 2010, respectively. At September 30, 2011, approximately 20.5% of accounts receivable were owed by the same customer.

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

At September 30, 2011, we had relationships with 51 third-party manufacturers.  Of those, we had long-term contracts with 14 manufacturers that produced items that accounted for approximately 64.4% of gross sales for the six months ended September 30, 2011. At September 30, 2010, we had relationships with 37 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 58.9% of gross sales for the six months ended September 30, 2010. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

19.	Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC. As described in Note 3, on September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand included in our previously reported Personal Care segment to an unrelated third party. The assets sold comprised a substantial majority of the assets in our previously reported Personal Care segment. The remaining assets and revenues generated do not constitute a reportable segment under the Segment Reporting topic of the FASB ASC.  Therefore, we reclassified the remaining assets and results to the OTC Healthcare segment for all periods presented. Our current operating and reportable segments now consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The tables below summarize information about our operating and reportable segments.

	Three Months Ended September 30, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$78,998	$25,574	$104,572
Other revenues	158	814	972
Total revenues	79,156	26,388	105,544
Cost of sales	33,085	18,553	51,638
Gross profit	46,071	7,835	53,906
Advertising and promotion	12,155	918	13,073
Contribution margin	$33,916	$6,917	40,833
Other operating expenses			11,431
Operating income			29,402
Other expense			8,279
Provision for income taxes			8,174
Income from continuing operations			12,949
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax			—
Net income			$12,949

	Three Months Ended September 30, 2010
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$50,657	$26,831	$77,488
Other revenues	182	633	815
Total revenues	50,839	27,464	78,303
Cost of sales	17,798	17,915	35,713
Gross profit	33,041	9,549	42,590
Advertising and promotion	6,912	1,328	8,240
Contribution margin	$26,129	$8,221	34,350
Other operating expenses			10,514
Operating income			23,836
Other expense			5,373
Provision for income taxes			7,053
Income from continuing operations			11,410
Income from discontinued operations, net of income tax			162
Loss on sale of discontinued operations, net of income tax			$(550)
Net income			$11,022

	Six Months Ended September 30, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$150,001	$48,878	$198,879
Other revenues	357	1,603	1,960
Total revenues	150,358	50,481	200,839
Cost of sales	61,869	35,196	97,065
Gross profit	88,489	15,285	103,774
Advertising and promotion	20,576	2,730	23,306
Contribution margin	$67,913	$12,555	80,468
Other operating expenses			23,831
Operating income			56,637
Other expense			11,794
Provision for income taxes			17,126
Income from continuing operations			27,717
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax			—
Net income			$27,717

	Six Months Ended September 30, 2010
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$95,365	$52,645	$148,010
Other revenues	195	1,334	1,529
Total revenues	95,560	53,979	149,539
Cost of sales	33,650	35,328	68,978
Gross profit	61,910	18,651	80,561
Advertising and promotion	12,075	3,651	15,726
Contribution margin	$49,835	$15,000	64,835
Other operating expenses			20,338
Operating income			44,497
Other expense			11,134
Provision for income taxes			12,744
Income from continuing operations			20,619
Income from discontinued operations, net of income tax			559
Loss on sale of discontinued operations, net of income tax			(550)
Net income			$20,628

During the three and six months ended September 30, 2011, approximately 96.3% and 96.4%, respectively, of our sales were made to customers in the United States and Canada, while during the three and six months ended September 30, 2010, approximately 95.6% and 95.8%, respectively, of our sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At September 30, 2011, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$146,307	$7,389	$153,696

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	62,603	30,528	93,131
	631,267	150,348	781,615

	$777,574	$157,737	$935,311

20.	Gain on Settlement

On June 15, 2011, we received a settlement payment of $8.0 million in the resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter. Therefore, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred and $3.2 million after income tax effects for the six months ended September 30, 2011. The $5.1 million pre-tax gain is included in other (income) expense, as this gain did not relate to our ongoing operations.

21. Condensed Consolidating Financial Statements

As described in Note 10, we, together with certain of our wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the Senior Notes Indenture, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes. The wholly-owned subsidiaries of the Company that have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company and The Spic and Span Company (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of September 30, 2011 and March 31, 2011, Condensed Consolidating Statements of Operations for the three and six months ended September 30, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2011 and 2010. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$77,890	$25,572	$1,110	$—	$104,572
Other revenues	—	157	815	456	(456)	972
Total revenues	—	78,047	26,387	1,566	(456)	105,544

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	33,081	18,554	459	(456)	51,638
Gross profit	—	44,966	7,833	1,107	—	53,906

Advertising and promotion	—	11,870	919	284	—	13,073
General and administrative	(138)	5,803	2,656	540	—	8,861
Depreciation and amortization	143	1,952	458	17	—	2,570
Total operating expenses	5	19,625	4,033	841	—	24,504

Operating income	(5)	25,341	3,800	266	—	29,402

Other (income) expense
Interest income	(11,987)	(3,034)	—	(59)	15,079	(1)
Interest expense	—	19,060	4,299	—	(15,079)	8,280
Equity in income of subsidiaries	(5,517)	—	—	—	5,517	—
Total other (income) expense	(17,504)	16,026	4,299	(59)	5,517	8,279

Income (loss) before income taxes	17,499	9,315	(499)	325	(5,517)	21,123

Provision (benefit) for income taxes	4,550	3,578	(134)	180	—	8,174
Net income (loss)	$12,949	$5,737	$(365)	$145	$(5,517)	$12,949

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$49,713	$26,830	$945	$—	$77,488
Other revenues	—	181	634	513	(513)	815
Total revenues	—	49,894	27,464	1,458	(513)	78,303

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	17,980	17,915	331	(513)	35,713
Gross profit	—	31,914	9,549	1,127	—	42,590

Advertising and promotion	—	6,651	1,328	261	—	8,240
General and administrative	(25)	5,677	2,811	(362)	—	8,101
Depreciation and amortization	115	1,819	463	16	—	2,413
Total operating expenses	90	14,147	4,602	(85)	—	18,754

Operating income (loss)	(90)	17,767	4,947	1,212	—	23,836

Other (income) expense
Interest income	(13,095)	(2,322)	—	(25)	15,442	—
Interest expense	—	17,254	3,561	—	(15,442)	5,373
Equity in income of subsidiaries	(3,026)	—	—	—	3,026	—
Total other (income) expense	(16,121)	14,932	3,561	(25)	3,026	5,373

Income (loss) from continuing operations before income taxes	16,031	2,835	1,386	1,237	(3,026)	18,463

Provision for income taxes	5,009	1,302	529	213	—	7,053
Income (loss) from continuing operations	11,022	1,533	857	1,024	(3,026)	11,410

Discontinued operations
Income from discontinued operations, net of income tax	—	161	1	—	—	162
Loss on sale of discontinued operations, net of income tax	—	(550)	—	—	—	(550)
Net income (loss)	$11,022	$1,144	$858	$1,024	$(3,026)	$11,022

Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$148,090	$48,876	$1,913	$—	$198,879
Other revenues	—	356	1,604	1,000	(1,000)	1,960
Total revenues	—	148,446	50,480	2,913	(1,000)	200,839

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	62,089	35,196	780	(1,000)	97,065
Gross profit	—	86,357	15,284	2,133	—	103,774

Advertising and promotion	—	20,096	2,731	479	—	23,306
General and administrative	(579)	13,272	5,441	577	—	18,711
Depreciation and amortization	278	3,889	917	36	—	5,120
Total operating expenses	(301)	37,257	9,089	1,092	—	47,137

Operating income	301	49,100	6,195	1,041	—	56,637

Other (income) expense
Interest income	(24,873)	(4,528)	—	(113)	29,511	(3)
Interest expense	—	39,329	7,042	—	(29,511)	16,860
Gain on settlement	(5,063)	—	—	—		(5,063)
Equity in income of subsidiaries	(8,994)	—	—	—	8,994	—
Total other (income) expense	(38,930)	34,801	7,042	(113)	8,994	11,794

Income (loss) before income taxes	39,231	14,299	(847)	1,154	(8,994)	44,843

Provision (benefit) for income taxes	11,514	5,570	(328)	370	—	17,126
Net income (loss)	$27,717	$8,729	$(519)	$784	$(8,994)	$27,717

Condensed Consolidating Statement of Operations
Six Months Ended September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$93,683	$52,645	$1,682	$—	$148,010
Other revenues	—	195	1,334	990	(990)	1,529
Total revenues	—	93,878	53,979	2,672	(990)	149,539

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	34,018	35,328	622	(990)	68,978
Gross profit	—	59,860	18,651	2,050	—	80,561

Advertising and promotion	—	11,632	3,651	443	—	15,726
General and administrative	(151)	10,206	5,399	61	—	15,515
Depreciation and amortization	226	3,638	926	33	—	4,823
Total operating expenses	75	25,476	9,976	537	—	36,064

Operating income (loss)	(75)	34,384	8,675	1,513	—	44,497

Other (income) expense
Interest income	(26,070)	(4,625)	—	(47)	30,742	—
Interest expense	—	34,486	7,090	—	(30,742)	10,834
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	(4,622)	—	—	—	4,622	—
Total other (income) expense	(30,692)	30,161	7,090	(47)	4,622	11,134

Income (loss) from continuing operations before income taxes	30,617	4,223	1,585	1,560	(4,622)	33,363

Provision for income taxes	9,989	1,770	605	380	—	12,744
Income (loss) from continuing operations	20,628	2,453	980	1,180	(4,622)	20,619

Discontinued operations
Income (loss) from discontinued operations, net of income tax	—	562	(3)	—	—	559
Loss on sale of discontinued operations, net of income tax	—	(550)	—	—	—	(550)
Net income (loss)	$20,628	$2,465	$977	$1,180	$(4,622)	$20,628

Condensed Consolidating Balance Sheet
September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$7,043	$—	$—	$918	$—	$7,961
Accounts receivable, net	19	37,801	10,608	1,017	—	49,445
Inventories	—	38,521	7,299	588	—	46,408
Deferred income tax assets	288	4,791	470	—	—	5,549
Prepaid expenses and other current assets	1,339	1,674	5	—	—	3,018
Total current assets	8,689	82,787	18,382	2,523	—	112,381

Property and equipment, net	946	298	128	7	—	1,379
Goodwill	—	146,306	7,390	—	—	153,696
Intangible assets, net	—	630,861	150,348	406	—	781,615
Other long-term assets	—	6,070	—	—	—	6,070
Intercompany receivable	1,014,701	945,265	93,298	4,866	(2,058,130)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,480,455	$1,811,587	$269,546	$7,802	$(2,514,249)	$1,055,141

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,765	$15,472	$7,091	$856	$—	$25,184
Accrued interest payable	—	10,313	—	—	—	10,313
Other accrued liabilities	(193)	31,468	(9,454)	(1,187)	—	20,634
Total current liabilities	1,572	57,253	(2,363)	(331)	—	56,131

Long-term debt
Principal amount	—	452,000	—	—	—	452,000
Less unamortized discount	—	(4,597)	—	—	—	(4,597)
Long-term debt, net of unamortized discount	—	447,403	—	—	—	447,403

Deferred income tax liabilities	(2,160)	136,377	25,847	88	—	160,152

Intercompany payable	924,218	960,673	172,717	521	(2,058,129)	—
Intercompany equity in subsidiaries	165,370	—	—	—	(165,370)	—

Total Liabilities	1,089,000	1,601,706	196,201	278	(2,223,499)	663,686

Stockholders' Equity
Common stock	504	—	—	—	—	504
Additional paid-in capital	390,160	337,458	118,638	24	(456,120)	390,160
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(52)	—	—	(52)	52	(52)
Retained earnings (accumulated deficit)	1,530	(133,304)	(45,293)	13,279	165,318	1,530
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	391,455	209,881	73,345	7,524	(290,750)	391,455

Total Liabilities and Stockholders' Equity	$1,480,455	$1,811,587	$269,546	$7,802	$(2,514,249)	$1,055,141

Condensed Consolidating Balance Sheet
March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,698	$—	$—	$636	$—	$13,334
Accounts receivable, net	13	34,835	8,842	703	—	44,393
Inventories	—	31,023	8,050	678	—	39,751
Deferred income tax assets	646	4,168	477	1	—	5,292
Prepaid expenses and other current assets	4,505	156	150	1	—	4,812
Total current assets	17,862	70,182	17,519	2,019	—	107,582

Property and equipment, net	1,131	127	173	13	—	1,444
Goodwill	—	147,506	7,390	—	—	154,896
Intangible assets, net	—	634,704	151,220	437	—	786,361
Other long-term assets	—	6,635	—	—	—	6,635
Intercompany receivable	1,007,260	954,317	92,251	4,558	(2,058,386)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,920	$14,656	$4,627	$412	$—	$21,615
Accrued interest payable	—	10,313	—	—	—	10,313
Other accrued liabilities	15,555	15,134	(7,382)	(1,027)	—	22,280
Total current liabilities	17,475	40,103	(2,755)	(615)	—	54,208

Long-term debt
Principal amount	—	492,000	—	—	—	492,000
Less unamortized discount	—	(5,055)	—	—	—	(5,055)
Long-term debt, net of unamortized discount	—	486,945	—	—	—	486,945

Deferred income tax liabilities	(2,846)	132,549	24,135	95	—	153,933

Intercompany payable	931,601	952,721	173,310	754	(2,058,386)	—
Intercompany equity in subsidiaries	174,310	—	—	—	(174,310)	—

Total Liabilities	1,120,540	1,612,318	194,690	234	(2,232,696)	695,086

Stockholders' Equity
Common stock	503	—	—	—	—	503
Additional paid-in capital	387,932	337,458	118,637	24	(456,119)	387,932
Treasury stock, at cost - 160 shares	(416)	—	—	—	—	(416)
Retained earnings (accumulated deficit)	(26,187)	(142,032)	(44,774)	12,496	174,310	(26,187)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	361,832	201,153	73,863	6,793	(281,809)	361,832

Total Liabilities and Stockholders' Equity	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non- Guarantor Subsidiaries		Eliminations		Consolidated
Operating Activities
Net income (loss)	$27,717	$8,729		$(519)		$784		$(8,994)		$27,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	278	3,889		917		36		—		5,120
Deferred income taxes	1,043	3,199		1,719		1		—		5,962
Amortization of deferred financing costs	—	565		—		—		—		565
Stock-based compensation costs	1,657	—		—		—		—		1,657
Amortization of debt discount	—	458		—		—		—		458
Changes in operating assets and liabilities
Accounts receivable	(6)	(2,966)		(1,766)		(337)		—		(5,075)
Inventories	—	(7,497)		751		74		—		(6,672)
Prepaid expenses and other current assets	3,165	(1,517)		145		1		—		1,794
Accounts payable	(156)	811		2,465		474		—		3,594
Accrued liabilities	(9,628)	10,566		(2,072)		(520)		—		(1,654)
Intercompany activity, net	8,866	(16,020)		(1,640)		(200)		8,994		—
Net cash provided by operating activities	32,936	217		—		313		—		33,466

Investing Activities
Purchases of equipment	(91)	(217)		—		1		—		(307)
Proceeds from escrow of Blacksmith acquisition		1,200		—		—		—		1,200
Intercompany activity, net	1,200	(1,200)		—		—		—		—
Net cash provided by (used in) investing activities	1,109	(217)	—	—	—	1	—	—	—	893

Financing Activities
Repayment of long-term debt	—	(40,000)		—		—		—		(40,000)
Proceeds from exercise of stock options	571	—		—		—		—		571
Shares surrendered as payment of tax withholding	(271)	—		—		—		—		(271)
Intercompany activity, net	(40,000)	40,000		—		—		—		—
Net cash used in financing activities	(39,700)	—		—		—		—		(39,700)

Effect of exchange rate changes on cash and cash equivalents	—	—		—		(32)		—		(32)
(Decrease) increase in cash	(5,655)	—		—		282		—		(5,373)
Cash - beginning of period	12,698	—		—		636		—		13,334

Cash - end of period	$7,043	$—		$—		$918		$—		$7,961

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$20,628	$2,465	$977	$1,180	$(4,622)	$20,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	226	3,867	926	33	—	5,052
Loss on sale of discontinued operations	—	890	—	—	—	890
Deferred income taxes	(345)	3,645	1,877	(1)	—	5,176
Amortization of deferred financing costs	—	504	—	—	—	504
Stock-based compensation costs	1,744	—	—	—	—	1,744
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	285	—	—	—	285
Loss on disposal of equipment	—	105	20	—	—	125
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	41	(1,504)	114	(286)	—	(1,635)
Inventories	—	3,401	(489)	(233)	—	2,679
Inventories held for sale	—	1,100	—	—	—	1,100
Prepaid expenses and other current assets	2,252	(628)	91	(1)	—	1,714
Accounts payable	(832)	864	670	507	—	1,209
Accrued liabilities	(4,178)	8,679	(1,676)	221	—	3,046
Intercompany activity, net	22,889	(23,839)	(2,510)	(1,162)	4,622	—
Net cash provided by operating activities	42,425	134	—	258	—	42,817

Investing Activities
Purchases of equipment	(230)	(22)	—	(2)	—	(254)
Proceeds from sale of discontinued operations		4,122				4,122
Intercompany activity, net	4,122	(4,122)	—	—	—	—
Net cash provided by (used in) investing activities	3,892	(22)	—	(2)	—	3,868

Financing Activities
Payment of deferred financing costs	—	(112)	—	—	—	(112)
Repayment of long-term debt	—	(32,587)	—	—	—	(32,587)
Purchase of treasury stock	(51)	—	—	—	—	(51)
Intercompany activity, net	(32,587)	32,587	—	—	—	—
Net cash used in financing activities	(32,638)	(112)	—	—	—	(32,750)

Increase in cash	13,679	—	—	256	—	13,935
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$54,323	$—	$—	$709	$—	$55,032

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 49 of this Quarterly Report on Form 10-Q.

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

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies generally have had long histories of support and brand development, we believe that, at the time we acquired them, they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support.  We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners.  After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels.  We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

Acquisitions and Divestitures

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million and an additional $1.1 million was paid by us on behalf of Blacksmith for the seller's transaction costs. As previously disclosed, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.
In connection with this acquisition, we acquired five leading consumer OTC brands: Efferdent®, Effergrip®, PediaCare®, Luden's®, and NasalCrom®. We expect that the acquisition of the five brands will enhance our position in the OTC market. Additionally, we believe that these newly acquired brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
The acquisition was accounted for in accordance with the Business Combinations topic of the Accounting Standards Codification (“ASC"), which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes our allocation of the $203.4 million purchase price to the assets we acquired and liabilities we assumed in the Blacksmith acquisition:

(In thousands)	November 1, 2010

Cash acquired	$2,507
Accounts receivable, net	17,473
Other receivables	1,198
Income taxes receivable	5
Inventories	22,155
Prepaids and other current assets	44
Property, plant and equipment, net	226
Goodwill	42,207
Trademarks	165,346
Other long-term assets	19
Total assets acquired	251,180

Accounts payable	7,060
Accrued expenses	5,212
Income taxes payable	2,031
Deferred income taxes	33,526
Total liabilities assumed	47,829

Total purchase price	$203,351

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired and liabilities assumed. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at September 30, 2011 was 14.1 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations for the three and six months ended September 30, 2011 were $22.5 million and $41.6 million, respectively.

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

(In thousands)	January 6, 2011

Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

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

The following table summarizes the results of discontinued operations:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Components of Income
Revenues	$—	$1,769	$—	$3,943
Income from discontinued operations, net of income tax	—	162	—	559

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Revenues

	Three Months Ended September 30,
	2011		2010		Increase
(In thousands, except percentages)	Revenues	%	Revenues	%	(Decrease)%
Revenues
OTC Healthcare	$79,156	75.0	$50,839	64.9	$28,317	55.7
Household Cleaning	26,388	25.0	27,464	35.1	(1,076)	(3.9)

	$105,544	100.0	$78,303	100.0	$27,241	34.8

Revenues for the three months ended September 30, 2011 were $105.5 million, an increase of $27.2 million, or 34.8%, versus the three months ended September 30, 2010. Revenues for the OTC Healthcare segment increased 55.7%, primarily due to revenues of $27.6 million from sales of the acquired Blacksmith and Dramamine products, while revenues for the Household Cleaning segment decreased by 3.9% versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 3.7% of total revenues, increased by $0.5 million, or 13.8%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $28.3 million, or 55.7%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010. The increase in revenues was primarily due to revenues of $27.6 million from sales of the acquired Blacksmith and Dramamine products. Revenue increases for Clear Eyes®, and The Doctor's® were partially offset by revenue decreases for Compound W®, Little Remedies® and Chloraseptic®. The Clear Eyes revenue increase was a result of growth in our Allergy / Redness business, while The Doctor's revenue benefited from the recovery of distribution at our largest customer. Compound W revenues declined due to a shift in the timing of promotions from the second quarter to the first quarter of the year. Little Remedies and Chloraseptic revenues declined versus the same period in the prior year mainly due to the delay in orders for the upcoming cough and cold season.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.1 million, or 3.9%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010. Weaker Comet® sales were partially offset by stronger performance with Chore Boy® and Spic and Span®. Comet revenues decreased primarily due to lower consumer demand for non-abrasive products.  Spic and Span and Chore Boy revenues continued to benefit from increased on-line promotional activity and consumer demand for Spray and Copper Scrubbers in the three months ended September 30, 2011 versus the three months ended September 30, 2010.

Gross Profit

	Three Months Ended September 30,
	2011		2010		Increase
(In thousands, except percentages)	Gross Profit	%	Gross Profit	%	(Decrease)%
Gross Profit
OTC Healthcare	$46,071	58.2	$33,041	65.0	$13,030	39.4
Household Cleaning	7,835	29.7	9,549	34.8	(1,714)	(17.9)

	$53,906	51.1	$42,590	54.4	$11,316	26.6

Gross profit for three months ended September 30, 2011 increased $11.3 million, or 26.6%, when compared with the three months ended September 30, 2010.  As a percent of total revenues, gross profit decreased from 54.4% in the three months ended September 30, 2010 to 51.1% in the three months ended September 30, 2011. The higher gross profit was primarily the result of the brands acquired from Blacksmith and the Dramamine brand, which increased gross profit by $13.2 million, and increases in our legacy core OTC Healthcare brands of $0.7 million. These gains were partially offset by decreases in gross profit from our Household Cleaning segment and the balance of our legacy OTC Healthcare brands, which were negatively impacted by the prior year's discontinued product line extensions. The decrease in gross profit as a percent of revenues was primarily due to the realization of lower margins from the acquired Blacksmith products and increased expenses from promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $13.0 million, or 39.4%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010.  As a percent of OTC Healthcare revenues, gross profit decreased from 65.0% during the three months ended September 30, 2010 to 58.2% during the three months ended September 30, 2011.  The decrease in gross profit percentage was primarily the result of the realization of a lower gross profit percentage for the acquired Blacksmith products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.7 million, or 17.9%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010.  As a percent of Household Cleaning revenue, gross profit decreased from 34.8% during the three months ended September 30, 2010 to 29.7% during the three months ended September 30, 2011. The decrease in gross profit percentage was primarily the result of higher expenses from promotional activity.

Contribution Margin

	Three Months Ended September 30,
	2011		2010
(In thousands, except percentages)	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%
Contribution Margin
OTC Healthcare	$33,916	42.8	$26,129	51.4	$7,787	29.8
Household Cleaning	6,917	26.2	8,221	29.9	(1,304)	(15.9)

	$40,833	38.7	$34,350	43.9	$6,483	18.9

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $6.5 million, or 18.9%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010.  The contribution margin increase was primarily the result of the higher gross profit as previously discussed, offset by higher advertising and promotional investment in the OTC Healthcare segment and the lower Household Cleaning revenues. The acquired Blacksmith and Dramamine brands added $9.0 million to the contribution margin.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $7.8 million, or 29.8%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010. The contribution margin increase was primarily the result of the $9.0 million contribution margin increase related to the acquired Blacksmith and Dramamine products. Advertising and promotional spending increased $5.2 million, or 75.9%, primarily to support the acquired Blacksmith and Dramamine products and the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.3 million, or 15.9%, during the three months ended September 30, 2011 versus the three months ended September 30, 2010.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a $0.4 million, or 30.9%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending primarily related to a shift in the timing of Household Cleaning promotional activities that occurred in 2010.

General and Administrative
General and administrative expenses were $8.9 million for the three months ended September 30, 2011 versus $8.1 million for the three months ended September 30, 2010. The increase in expense was primarily due to the acquired Blacksmith and Dramamine brands and higher incentive compensation expense in the current year period.

Depreciation and Amortization
Depreciation and amortization expense was $2.6 million for the three months ended September 30, 2011 and $2.4 million for the three months ended September 30, 2010.

Interest Expense
Net interest expense was $8.3 million during the three months ended September 30, 2011 versus $5.4 million during the three months ended September 30, 2010. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the Blacksmith and Dramamine acquisitions. The average cost of funds remained constant at 7.2% for each of the three months ended September 30, 2011 and September 30, 2010, while the average indebtedness outstanding increased from $297.6 million during the three months ended September 30, 2010 to $460.5 million during the three months ended September 30, 2011, due to increased debt issued for the Blacksmith and Dramamine acquisitions.

Income Taxes
The provision for income taxes during the three months ended September 30, 2011 was $8.2 million versus $7.1 million during the three months ended September 30, 2010.  The effective tax rate during the three months ended September 30, 2011 was 38.7% versus 38.2% during the three months ended September 30, 2010.  The increase in the effective tax rate is primarily due to certain non-deductible costs in the current period. The estimated effective tax rate for the remaining quarters of the year ending March 31, 2012 is expected to be 38.7%, excluding the impact of discrete items that may occur.

Six Months Ended September 30, 2011 compared to the Six Months Ended September 30, 2010

Revenues

	Six Months Ended September 30,
	2011		2010		Increase
(In thousands, except percentages)	Revenues	%	Revenues	%	(Decrease)%
Revenues
OTC Healthcare	$150,358	74.9	$95,560	63.9	$54,798	57.3
Household Cleaning	50,481	25.1	53,979	36.1	(3,498)	(6.5)

	$200,839	100.0	$149,539	100.0	$51,300	34.3

Revenues for the six months ended September 30, 2011 were $200.8 million, an increase of $51.3 million, or 34.3%, versus the six months ended September 30, 2010. Revenues for the OTC Healthcare segment increased 57.3%, primarily due to revenues of $52.1 million from sales of the acquired Blacksmith and Dramamine products, while revenues for the Household Cleaning segment decreased by 6.5% versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 3.6% of total revenues, increased by $1.0 million, or 15.4%, during the six months ended September 30, 2011 compared to the six months ended September 30, 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $54.8 million, or 57.3%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010. The increase in revenues was primarily due to revenues of $52.1 million from sales of the acquired Blacksmith and Dramamine products. Additionally, we increased advertising and promotional activities for our legacy OTC Healthcare brands, which resulted in increased shipments to retailers. Revenue increases for Little Remedies®, Clear Eyes®, The Doctor's®, Compound W® and Chloraseptic® were partially offset by revenue decreases in our other OTC brands. Our Core OTC brands continue to benefit from increased advertising and promotion investment, which has translated into organic sales growth.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $3.5 million, or 6.5%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010. Weaker Comet® sales were partially offset by stronger performance with Chore Boy® and Spic and Span®. Comet revenues decreased primarily due to lower consumer demand for non-abrasive products.  Spic and Span and Chore Boy revenues continued to benefit from increased on-line promotional activity and consumer demand for Spray and Copper Scrubbers in the six months ended September 30, 2011 versus the six months ended September 30, 2010.

Gross Profit

	Six Months Ended September 30,
	2011		2010		Increase
(In thousands, except percentages)	Gross Profit	%	Gross Profit	%	(Decrease)%
Gross Profit
OTC Healthcare	$88,489	58.9	$61,910	64.8	$26,579	42.9
Household Cleaning	15,285	30.3	18,651	34.6	(3,366)	(18.0)

	$103,774	51.7	$80,561	53.9	$23,213	28.8

Gross profit for six months ended September 30, 2011 increased $23.2 million, or 28.8%, when compared with the six months ended September 30, 2010.  As a percent of total revenues, gross profit decreased from 53.9% in the six months ended September 30, 2010 to 51.7% in the six months ended September 30, 2011. The Blacksmith and Dramamine brands provided an increase in gross profit of $25.3 million, while our legacy OTC Healthcare brands increased gross profit by $3.7 million. These increases were partially offset by decreases in gross profit from our Household Cleaning segment and other OTC Healthcare brands, which included discontinued product line extensions. The decrease in gross profit as a percent of revenues was primarily due to the realization of lower margins from the acquired Blacksmith products and increased promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $26.6 million, or 42.9%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010.  As a percent of OTC Healthcare revenues, gross profit decreased from 64.8% during the six months ended September 30, 2010 to 58.9% during the six months ended September 30, 2011.  The decrease in gross profit percentage was primarily the result of the realization of a lower gross profit percentage for the acquired Blacksmith products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $3.4 million, or 18.0%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010.  As a percent of Household Cleaning revenue, gross profit decreased from 34.6% during the six months ended September 30, 2010 to 30.3% during the six months ended September 30, 2011. The decrease in gross profit percentage was primarily the result of higher expenses from promotional activity.

Contribution Margin

	Six Months Ended September 30,
	2011		2010
(In thousands, except percentages)	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%
Contribution Margin
OTC Healthcare	$67,913	45.2	$49,835	52.2	$18,078	36.3
Household Cleaning	12,555	24.9	15,000	27.8	(2,445)	(16.3)

	$80,468	40.1	$64,835	43.4	$15,633	24.1

Contribution Margin, defined as gross profit less advertising and promotional expenses, increased $15.6 million, or 24.1%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010.  The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending and lower Household Cleaning sales. The acquired Blacksmith and Dramamine brands added $18.7 million and our legacy OTC Healthcare brands added $1.9 million to contribution margin. These increases were partially offset by a $2.5 million decline in our other OTC Healthcare brands and a $2.4 million decline in our Household Cleaning brands due primarily to lower sales volumes.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $18.1 million, or 36.3%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010. The contribution margin increase was the result of the $18.7 million contribution margin increase primarily related to the acquired Blacksmith and Dramamine products. Advertising and promotional spending increased $8.5 million, or 70.4%, primarily due to the acquired Blacksmith and Dramamine products and investment in the legacy core OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.4 million, or 16.3%, during the six months ended September 30, 2011 versus the six months ended September 30, 2010.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a $0.9 million, or 25.2%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending primarily related to the timing of Household Cleaning promotional activities that occurred in 2010.

General and Administrative
General and administrative expenses were $18.7 million for the six months ended September 30, 2011 versus $15.5 million for the six months ended September 30, 2010. The increase in expense was primarily due to the acquired Blacksmith and Dramamine brands, higher incentive compensation expense and $0.8 million of non-recurring professional fees.

Depreciation and Amortization
Depreciation and amortization expense was $5.1 million for the six months ended September 30, 2011 and $4.8 million for the six months ended September 30, 2010.

Interest Expense
Net interest expense was $16.9 million during the six months ended September 30, 2011 versus $10.8 million during the six months ended September 30, 2010. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the Blacksmith and Dramamine acquisitions. The average cost of funds increased slightly from 6.9% for the six months ended September 30, 2010 to 7.1% for the six months ended September 30, 2011, while the average indebtedness outstanding increased from $311.8 million during the six months ended September 30, 2010 to $472.0 million during the six months ended September 30, 2011 due to increased debt issued for the Blacksmith and Dramamine acquisitions.

Gain on Settlement
On June 15, 2011, we received a settlement payment of $8.0 million in the resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter. Therefore, during the six months ended September 30, 2011, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred, which is included in other (income) expense, as this gain did not relate to our ongoing operations.

Income Taxes
The provision for income taxes during the six months ended September 30, 2011 was $17.1 million versus $12.7 million during the six months ended September 30, 2010.  The effective tax rate during the each of the six months ended September 30, 2011 and September 30, 2010 was 38.2%. The estimated effective tax rate for the remaining quarters of the year ending March 31, 2012 is expected to be 38.7%, excluding the impact of discrete items that may occur.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.  In March 2010, we issued $150.0 million of 8.25% Senior Notes due in 2018, entered into a senior secured term loan facility of $150.0 million maturing in 2016 and entered into a $30.0 million senior secured revolving credit facility maturing in 2015. In November 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018, and borrowed an additional

$115.0 million under our existing Credit Agreement. In addition, in November 2010, we amended our Credit Agreement to increase our borrowing capacity under our Senior Secured Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and to fund the Blacksmith and Dramamine acquisitions.

Operating Activities
Net cash provided by operating activities was $33.5 million for the six months ended September 30, 2011 compared to $42.8 million for the six months ended September 30, 2010. The $9.4 million decrease in net cash provided by operating activities was primarily due to higher working capital requirements, primarily related to higher receivables and inventory levels associated with the recent acquisitions and to higher interest payments following our refinancing in 2011 and higher incentive compensation payments in the current year period due to increased company performance in 2011. These decreases were partially offset by a one-time gain associated with the legal settlement as discussed in Note 20.

Consistent with the six months ended September 30, 2010, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount, and stock-based compensation costs.

Investing Activities
Net cash provided by investing activities was $0.9 million and $3.9 million for the six months ended September 30, 2011 and September 30, 2010, respectively.  Net cash provided by investing activities for the six months ended September 30, 2011 was primarily the result of the escrow receipt of a $1.2 million working capital adjustment awarded to us, which was related to the purchase price of Blacksmith as discussed in Note 2. Net cash provided by investing activities for the six months ended September 30, 2010 was primarily the result of the Cutex divestiture.

Financing Activities
Net cash used in financing activities was $39.7 million for the six months ended September 30, 2011 compared to $32.8 million for the six months ended September 30, 2010.   The increase in the cash used in financing activities was primarily the result of the higher debt repayment in the current year period. During the six months ended September 30, 2011, we repaid $40.0 million of our outstanding debt. This decreased our outstanding indebtedness to $452.0 million at September 30, 2011 from $492.0 million at March 31, 2011.

	Six Months Ended September 30,
(In thousands)	2011	2010
Cash provided by (used in):
Operating Activities	$33,466	$42,817
Investing Activities	893	3,868
Financing Activities	(39,700)	(32,750)

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

The 2010 Senior Term Loan included a discount to the lenders of $1.8 million, resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to note-holders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. The deferred financing costs are being amortized over the term of the loan and notes.

In connection with the acquisition of Blacksmith, on November 1, 2010, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our Credit Agreement in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan (hereinafter all references to the 2010 Senior Term Loan also include the $115.0 million incremental term loan) under our Senior Secured Term Loan Facility and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 8.25% Senior Notes due in 2018 (hereinafter all references to the 2010 Senior Notes also include the $100.0 million issuance of 8.25% Senior Notes due 2018).

As of September 30, 2011, we had an aggregate of $452.0 million of outstanding indebtedness, which consisted of the following:

•	$202.0 million of borrowings under the 2010 Senior Term Loan, and

•	$250.0 million of 8.25% Senior Notes due 2018.

We had $40.0 million of borrowing capacity under our 2010 Revolving Credit Facility as of September 30, 2011, as well as incremental borrowing capacity of $75.0 million under our Senior Secured Credit Facility.
The 2010 Senior Term Loan bears interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At September 30, 2011, an aggregate of $202.0 million was outstanding under the Senior Secured Credit Facility, which carried an interest rate of 4.75%.

The Senior Secured Credit Facility, including the 2010 Senior Term Loan, contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes contain provisions that accelerate our indebtedness upon the occurrence of certain events and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 4.00 to 1.0 for the quarter ended September 30, 2011 (defined as, with certain adjustments, the ratio of our consolidated indebtedness as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items ("EBITDA")). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending March 31, 2014, and remains level thereafter; and

•
Have an interest coverage ratio of greater than 3.00 to 1.0 for the quarter ended September 30, 2011 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.25 to 1.0 for the quarter ending March 31, 2013, and remains level thereafter.

At September 30, 2011, we were in compliance with the applicable financial and restrictive covenants under the Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes.  Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the six months ended September 30, 2011, we made voluntary principal payments against outstanding indebtedness of $40.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan. In accordance with the Credit Agreement governing the 2010 Senior Term Loan, such payments were applied against the first four required principal payments, and any remaining principal payments are applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment until the 2010 Senior Term Loan matures in 2016.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting estimates are described below:

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales based upon the nature of such items and the applicable accounting guidance.  Such costs vary from period-to-period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct to consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2011 was $21.3 million and for the three and six months ended September 30, 2011 was $6.6 million and $12.3 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2011, our sales and operating income would have been adversely affected by approximately $2.1 million.  Net income would have been adversely affected by approximately $1.3 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six months ended September 30, 2011, our sales and operating income would have been adversely affected by approximately $0.7 million and $1.3 million, respectively.  Net income would have been adversely affected by approximately $0.4 million and $0.8 million for the three and six months ended September 30, 2011, respectively.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2011, we had 46 coupon events.  The amount recorded against revenues and accrued for these events during the year was $3.9 million. Cash settlement of coupon redemptions during the year was $3.1 million.  During the six months ended September 30, 2011, we had 56 coupon events.  The amount recorded against revenue and accrued for these events during the three and six months ended September 30, 2011 was $1.5 million and $3.2 million, respectively. Cash settlement of coupon redemptions during the three and six months ended September 30, 2011 was $1.2 million and $3.0 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2011, 2010 and 2009, returns represented 2.7%, 3.8% and 3.7%, respectively, of gross sales.  For the three and six months ended September 30, 2011, product returns represented 4.0% and 3.4% of gross sales, respectively.  At September 30, 2011 and March 31, 2011, the allowance for sales returns was $5.6 million and $5.2 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.7% to 3.8% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2011 by approximately $0.4 million.  Net income would have been adversely affected by approximately $0.2 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six months ended September 30, 2011 would have adversely affected our reported sales and operating income by approximately $0.1 million and $0.2 million, respectively, while our net income would have been adversely affected by approximately $0.1 million for each of the periods.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $0.2 million for the fiscal year ended March 31, 2011, while for the three and six months ended September 30, 2011, we recorded obsolescence costs of $0.7 million and $1.7 million, respectively.  A 1.0% increase in our allowance for obsolescence at March 31, 2011 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2011 by approximately $0.4 million and $0.2 million, respectively.  Similarly, a 1.0% increase in our obsolescence allowance at September 30, 2011 would have adversely affected our reported operating income and net income by approximately $0.5 million and $0.3 million, respectively, for each of the three and six months ended September 30, 2011.

Allowance for Doubtful Accounts
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  We maintain an allowance for doubtful accounts receivable, which is based upon our historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers' financial condition, (iii) monitor the payment history and aging of our customers' receivables, and (iv) monitor open orders against an individual customer's outstanding receivable balance.

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.0% and 0.9% of accounts receivable at September 30, 2011 and March 31, 2011, respectively.  Bad debt expense for the fiscal year ended March 31, 2011 was $0.2 million, while during each of the three and six months ended September 30, 2011, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2011 would have resulted in a decrease in reported operating income of approximately $0.3 million and a decrease in our reported net income of approximately $0.2 million.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and six months ended September 30, 2011 would have resulted in a decrease in reported operating income of $0.1 million and $0.2 million, respectively, and a decrease in our reported net income of less than $0.1 million during each period.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $935.3 million and $941.3 million at September 30, 2011 and March 31, 2011, respectively.  At September 30, 2011, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$146,307	$7,389	$153,696

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	62,603	30,528	93,131
	631,267	150,348	781,615

	$777,574	$157,737	$935,311

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

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the Financial Accounting Standards Board ("FASB") ASC Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

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

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value. Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. In a manner similar to goodwill, future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.

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

If analysis of any of the aforementioned factors warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management's projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value, as calculated using the discounted cash flow analysis.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2011, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the three months ended March 31, 2011.

The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, no impairment charge was recorded during the three and six months ended September 30, 2011.

Stock-Based Compensation
The Compensation and Equity topics of the FASB ASC requires us to measure the cost of services to be rendered based on the grant-date fair value of an equity award.  Compensation expense is to be recognized over the period during which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e., restricted shares vs. an option, warrant or performance shares),

•	Strike price of the instrument,

•	Market price of our common stock on the date of grant,

•	Discount rates,

•	Duration of the instrument, and

•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $0.8 million for each of the three months ended September 30, 2011 and 2010 and $1.7 million for each of the six months ended September 30, 2011 and 2010.

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

Recent Accounting Pronouncements
In September 2011, the FASB issued guidance regarding testing goodwill for impairment. The new guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

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

In May 2011, the FASB issued guidance on fair value measurement. The ASC Fair Value Measurement topic amended the common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities). The disclosure requirements have been enhanced, with the most significant change requiring entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a non-financial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

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

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of the Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2011, we had variable rate debt of approximately $202.0 million related to our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the remaining six months in the year ending March 31, 2012 by approximately $1.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2011 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Each of (i) Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and (ii) Part II, Item 1 in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 is incorporated herein by this reference.

San Francisco Technology Inc. Litigation

In August 2011, San Francisco Technology Inc. and Medtech Products Inc. ("Medtech"), a wholly-owned subsidiary of the Company, executed a settlement agreement, which dismissed the pending litigation in the U.S. District Court for the Southern District of New York with prejudice. The terms of the settlement agreement did not have a material impact on the Company.

Trutek Arbitration

The arbitration hearing was conducted in October 2011. Closing arguments are scheduled to be held on November 30, 2011 and a written decision by the arbitration panel will be provided thereafter.

ITEM 6.	EXHIBITS

 See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 9, 2011	By:	/s/ RONALD M. LOMBARDI
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