Form 10-Q
period 2011-12-31
Prestige Brands Holdings, Inc.
filed 2012-02-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes ☒      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

As of February 6, 2012, there were 50,433,268 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues
Net sales	$105,799	$90,077	$304,678	$238,086
Other revenues	451	531	2,411	2,061
Total revenues	106,250	90,608	307,089	240,147

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	51,128	46,596	148,193	115,574
Gross profit	55,122	44,012	158,896	124,573

Operating Expenses
Advertising and promotion	15,274	13,049	38,580	28,775
General and administrative	13,655	15,426	32,366	30,941
Depreciation and amortization	2,563	2,513	7,683	7,336
Total operating expenses	31,492	30,988	78,629	67,052

Operating income	23,630	13,024	80,267	57,521

Other (income) expense
Interest income	(1)	—	(4)	—
Interest expense	8,117	7,674	24,977	18,508
Gain on settlement	—	—	(5,063)	—
Loss on extinguishment of debt	—	—	—	300
Total other expense	8,116	7,674	19,910	18,808

Income from continuing operations before income taxes	15,514	5,350	60,357	38,713
Provision for income taxes	6,004	3,204	23,130	15,948
Income from continuing operations	9,510	2,146	37,227	22,765

Discontinued Operations
Income from discontinued operations, net of income tax	—	32	—	591
Loss on sale of discontinued operations, net of income tax	—	—	—	(550)
Net income	$9,510	$2,178	$37,227	$22,806

Basic earnings per share:
Income from continuing operations	$0.19	$0.04	$0.74	$0.46
Income from discontinued operations and loss on sale of discontinued operations	—	—	—	—
Net income	$0.19	$0.04	$0.74	$0.46

Diluted earnings per share:
Income from continuing operations	$0.19	$0.04	$0.73	$0.45
Income from discontinued operations and loss on sale of discontinued operations	—	—	—	—
Net income	$0.19	$0.04	$0.73	$0.45

Weighted average shares outstanding:
Basic	50,307	50,085	50,256	50,059
Diluted	50,684	50,533	50,667	50,260

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	December 31, 2011	March 31, 2011
Current assets
Cash and cash equivalents	$4,439	$13,334
Accounts receivable, net	50,163	44,393
Inventories	43,579	39,751
Deferred income tax assets	5,540	5,292
Prepaid expenses and other current assets	2,162	4,812
Total current assets	105,883	107,582

Property and equipment, net	1,238	1,444
Goodwill	153,696	154,896
Intangible assets, net	779,242	786,361
Other long-term assets	5,788	6,635

Total Assets	$1,045,847	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,977	$21,615
Accrued interest payable	5,181	10,313
Other accrued liabilities	23,905	22,280
Total current liabilities	53,063	54,208

Long-term debt
Principal amount	434,000	492,000
Less unamortized discount	(4,368)	(5,055)
Long-term debt, net of unamortized discount	429,632	486,945

Deferred income tax liabilities	161,502	153,933

Total Liabilities	644,197	695,086

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,433 shares at December 31, 2011 and 50,276 shares at March 31, 2011	504	503
Additional paid-in capital	390,863	387,932
Treasury stock, at cost - 181 shares at December 31, 2011 and 160 shares at March 31, 2011	(687)	(416)
Accumulated other comprehensive loss, net of tax	(70)	—
Retained earnings (accumulated deficit)	11,040	(26,187)
Total Stockholders' Equity	401,650	361,832

Total Liabilities and Stockholders' Equity	$1,045,847	$1,056,918
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2011	2010
Operating Activities
Net income	$37,227	$22,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,683	7,565
Loss on sale of discontinued operations	—	890
Deferred income taxes	7,321	5,591
Amortization of deferred financing costs	847	767
Stock-based compensation costs	2,360	2,751
Loss on extinguishment of debt	—	300
Amortization of debt discount	687	480
Loss on disposal of equipment	—	131
Changes in operating assets and liabilities
Accounts receivable	(5,816)	7,330
Inventories	(3,850)	2,814
Inventories held for sale	—	1,114
Prepaid expenses and other current assets	2,650	3,166
Accounts payable	2,392	(1,054)
Accrued liabilities	(3,508)	7,008
Net cash provided by operating activities	47,993	61,659

Investing Activities
Purchases of equipment	(358)	(405)
Proceeds from sale of discontinued operations	—	4,122
Acquisition of Blacksmith, net of cash acquired	—	(202,044)
Proceeds from escrow of Blacksmith acquisition	1,200	—
Net cash provided by (used in) investing activities	842	(198,327)

Financing Activities
Proceeds from issuance of Senior Notes	—	100,250
Proceeds from issuance of Senior Term Loan	—	112,936
Payment of deferred financing costs	—	(648)
Repayment of long-term debt	(58,000)	(33,587)
Proceeds from exercise of stock options	572	150
Shares surrendered as payment of tax withholding	(271)	(264)
Net cash (used in) provided by financing activities	(57,699)	178,837

Effects of exchange rate changes on cash and cash equivalents	(31)	—
(Decrease) increase in cash and cash equivalents	(8,895)	42,169
Cash and cash equivalents - beginning of period	13,334	41,097

Cash and cash equivalents - end of period	$4,439	$83,266

Interest paid	$28,503	$13,354
Income taxes paid	$12,699	$4,096

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-The-Counter (“OTC”) Healthcare and Household Cleaning brands to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2012”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012.  This financial information should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the respective accounts and recognize the resulting gain or loss in the Consolidated Statements of Operations.

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

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives ranging from 3 to 30 years.

Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt.

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed or determinable, (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss, and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer, and, accordingly, we recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of a promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs for the three and nine months ended December 31, 2011 were $6.9 million and $20.1 million, respectively, and $6.6 million and $17.2 million, respectively, for the three and nine months ended December 31, 2010.

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

While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments at December 31, 2011 or March 31, 2011, or for any of the periods presented.

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

In December 2011, the FASB issued guidance to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Based on this guidance, entities are still required to adopt either the single continuous statement or the two-statement approach required by the new guidance. However, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before the adoption of the new standard (i.e., by component of other comprehensive income, either by displaying each component on a gross basis on the face of the appropriate financial statement or by displaying each component net of other changes on the face of the appropriate financial statement with the gross change disclosed in the notes). The new guidance and this deferral are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The December 2011 deferral of the guidance issued in June 2011, as well as the June 2011 guidance, are effective at the same time. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued guidance regarding testing goodwill for impairment. The new guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued guidance on fair value measurement. The ASC Fair Value Measurement topic amended the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities). The disclosure requirements have been enhanced, with the most significant change requiring entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a non-financial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Acquisitions

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million, and we paid an additional $1.1 million on behalf of Blacksmith for the seller's transaction costs. As previously disclosed, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.

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

The fair value of the trademarks was comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at December 31, 2011 was 13.8 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations for the three and nine months ended December 31, 2011 were $28.4 million and $70.0 million, respectively.

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

(In thousands, except per share data)	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010

Revenues	$98,564	$295,838
Income from continuing operations	2,470	25,033

Basic earnings per share:
Income from continuing operations	$0.05	$0.50

Diluted earnings per share:
Income from continuing operations	$0.05	$0.50

Dramamine Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was $77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs of $1.2 million incurred in the acquisition. The purchase price was funded by cash on hand.

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

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline plc ("GSK") to acquire a total of 17 North American OTC pharmaceutical brands for $660.0 million in cash. On January 31, 2012, we completed the acquisition of 15 of these brands for $615.0 million. The acquisition of the remaining two brands is expected to be completed no later than June 30, 2012. The acquisition and the agreements are more fully described in Note 22- Subsequent Events.

3.	Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations topic of the ASC, we reclassified the related operating results as discontinued operations in our Consolidated Financial Statements and related notes for all periods presented. We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million, net of tax effects of $0.3 million, on the sale in the second quarter of 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the then remaining Personal Care segment assets to the OTC Healthcare segment for all periods presented.

The following table summarizes the results of discontinued operations:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Components of Income
Revenues	$—	$84	$—	$4,027
Income from discontinued operations, net of income tax	—	32	—	591

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	December 31, 2011	March 31, 2011
Components of Accounts Receivable
Trade accounts receivable	$54,770	$50,333
Other receivables	607	712
	55,377	51,045
Less allowances for discounts, returns and uncollectible accounts	(5,214)	(6,652)
Accounts receivable, net	$50,163	$44,393

5.	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2011	March 31, 2011
Components of Inventories
Packaging and raw materials	$797	$1,287
Finished goods	42,782	38,464
Inventories	$43,579	$39,751

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $2.1 million and $0.6 million at December 31, 2011 and March 31, 2011, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	December 31, 2011	March 31, 2011
Components of Property and Equipment
Machinery	$1,431	$1,215
Computer equipment	2,471	2,341
Furniture and fixtures	241	239
Leasehold improvements	431	423
	4,574	4,218
Accumulated depreciation	(3,336)	(2,774)
Property and equipment, net	$1,238	$1,444

We recorded depreciation expense of $0.2 million for each of the three months ended December 31, 2011 and December 31, 2010, and of $0.6 million and $0.5 million for the nine months ended December 31, 2011 and December 31, 2010, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2011
Goodwill	$277,986	$72,549	$350,535
Accumulated impairment losses	(130,479)	(65,160)	(195,639)
	147,507	7,389	154,896

Additions	—	—	—

Balance — December 31, 2011
Goodwill	277,986	72,549	350,535
Blacksmith escrow settlement *	(1,200)	—	(1,200)
Accumulated impairment losses	(130,479)	(65,160)	(195,639)
	$146,307	$7,389	$153,696

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

At March 31, 2011, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2011. Additionally, for the three and nine months ended December 31, 2011, no indicators of impairment existed and no impairment charge was recorded.

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

As discussed in Note 1, in accordance with recent guidance from the FASB, an entity is permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This new guidance will be effective for the Company in fiscal year 2013.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2011	$688,484	$150,293	$158	$838,935
Additions	—	—	—	—
Balance — December 31, 2011	$688,484	$150,293	$158	$838,935

Accumulated Amortization
Balance — March 31, 2011	$—	$52,416	$158	$52,574
Additions	—	7,119	—	7,119
Balance — December 31, 2011	$—	$59,535	$158	$59,693

Intangible assets, net — December 31, 2011	$688,484	$90,758	$—	$779,242

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2011.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of December 31, 2011 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the three and nine months ended December 31, 2011.

The weighted average remaining life for finite-lived intangible assets at December 31, 2011 was approximately 14.1 years and the amortization expense for the three and nine months ended December 31, 2011 was $2.4 million and $7.1 million, respectively. At December 31, 2011, intangible assets are expected to be amortized over a period of 3 to 30 years as follows:

(In thousands)
Year Ending March 31,	Amount
2012 (Remaining three months ending March 31, 2012)	$2,285
2013	8,552
2014	7,416
2015	6,082
2016	6,082
Thereafter	60,341
$90,758

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2011	March 31, 2011

Accrued marketing costs	$11,458	$9,967
Accrued payroll	5,035	7,589
Accrued commissions	513	408
Accrued income taxes	5	531
Accrued professional fees	6,326	1,953
Accrued severance	198	1,324
Accrued other	370	508
	$23,905	$22,280

10.	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2011	March 31, 2011
Senior secured term loan facility (“2010 Senior Term Loan”) that bears interest at the Company's option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%.  At December 31, 2011, the average interest rate on the 2010 Senior Term Loan was 4.75%.  All required principal payments prior to maturity have been paid and the remaining principal on the 2010 Senior Term Loan is due on the maturity date.  The 2010 Senior Term Loan matures on March 24, 2016 and is collateralized by substantially all of the Company's assets. The 2010 Senior Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic wholly-owned subsidiaries, other than Prestige Brands, Inc. (the "Borrower"). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

	$184,000	$242,000

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

	250,000	250,000
	434,000	492,000
Current portion of long-term debt	—	—
	434,000	492,000
Less: unamortized discount on the 2010 Senior Notes	(4,368)	(5,055)
Long-term debt, net of unamortized discount and premium	$429,632	$486,945

On March 24, 2010, Prestige Brands, Inc. issued $150.0 million of 2010 Senior Notes, with an interest rate of 8.25% and a maturity date of April 1, 2018. On November 1, 2010, Prestige Brands, Inc. issued an additional $100.0 million of the 2010 Senior Notes. The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis.

On March 24, 2010, Prestige Brands, Inc. entered into the 2010 Senior Term Loan for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to our Credit Agreement dated March 24, 2010 (the "Increase Joinder"), pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The incremental 2010 Senior Term Loan will also mature on March 24, 2016.

Additionally, on March 24, 2010, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the 2010 Revolving Credit Facility in an aggregate principal amount of up to $40.0 million. Our 2010 Revolving Credit Facility was available for maximum borrowings of $40.0 million at December 31, 2011. Except for the increase in the amount of the 2010 Revolving Credit Facility, no other changes were made to the 2010 Revolving Credit Facility.

In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan and the 2010 Revolving Credit Facility, we incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan and the 2010 Revolving Credit Facility, we incurred $0.6 million in issuance costs, all of which were capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes.

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

The Credit Agreement contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million. The Credit Agreement and the Senior Notes Indenture also contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement and the Senior Notes Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement and the Senior Notes Indenture. At December 31, 2011, we were in compliance with the covenants under our long-term indebtedness.

During the nine months ended December 31, 2011, we made voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan. In accordance with the Credit Agreement governing the 2010 Senior Term Loan, such payments were applied against the first four required principal payments, and any additional principal payments are applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment until the 2010 Senior Term Loan matures in 2016.

Future principal payments required in accordance with the terms of the Credit Agreement and the Senior Notes Indenture are as follows:

(In thousands)
Year Ending March 31,	Amount
2012 (Remaining three months ending March 31, 2012)	$—
2013	—
2014	—
2015	—
2016	184,000
2017	—
Thereafter	250,000
$434,000

On December 20, 2011, we entered into two separate agreements with GSK to acquire a total of 17 North American OTC pharmaceutical brands for $660.0 million in cash. On January 31, 2012, we completed the acquisition of 15 of these brands for $615.0 million. The acquisition of the remaining two brands is expected to be completed no later than June 30, 2012. The acquisition and the related financing are more fully described in Note 22- Subsequent Events.

11.	Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either December 31, 2011 or at March 31, 2011 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

At December 31, 2011 and March 31, 2011, the carrying value of the 2010 Senior Term Loan was $184.0 million and $242.0 million, respectively.  The terms of the 2010 Senior Term Loan provide that the interest rate is adjusted, at our option, on either a monthly or quarterly basis, to the prime rate plus a margin of 2.25% or to LIBOR, with a floor of 1.50%, plus a margin of 3.25%.  The market value of our 2010 Senior Term Loan was approximately $183.5 million and $243.4 million at December 31, 2011 and March 31, 2011, respectively.

At December 31, 2011 and March 31, 2011, the carrying value of our 2010 Senior Notes was $250.0 million.  The market value of these notes was approximately $258.8 million and $264.4 million at December 31, 2011 and March 31, 2011, respectively.  The market values have been determined from market transactions in our debt securities.

12.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2011.

During the three and nine months ended December 31, 2011, we repurchased zero and 20,999 shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $12.86. During the three and nine months ended December 31, 2010, we repurchased 17,719 and 36,032 shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $12.07 and $13.68, respectively, during the three and nine months ended December 31, 2010. All of the repurchased shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consisted of the following at December 31, 2011 and March 31, 2011:

	December 31,	March 31,
(In thousands)	2011	2011
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(70)	$—
Total accumulated other comprehensive loss	$(70)	$—

The following table describes the components of comprehensive income for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
(In thousands)	2011	2010
Components of Comprehensive Income
Net income	$37,227	$22,806
Translation adjustments, net of related income tax effects	(70)	—
Comprehensive Income	$37,157	$22,806

14.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options, restricted stock awards and restricted stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator
Income from continuing operations	$9,510	$2,146	$37,227	$22,765
Income from discontinued operations and loss on sale of discontinued operations, net of income tax	—	32	—	41
Net income	$9,510	$2,178	$37,227	$22,806

Denominator
Denominator for basic earnings per share — weighted average shares	50,307	50,085	50,256	50,059
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	377	448	411	201
Denominator for diluted earnings per share	50,684	50,533	50,667	50,260

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.19	$0.04	$0.74	$0.46
Basic earnings per share from discontinued operations and loss on sale of discontinued operations	—	—	—	—
Basic net earnings per share	$0.19	$0.04	$0.74	$0.46

Diluted earnings per share from continuing operations	$0.19	$0.04	$0.73	$0.45
Diluted earnings per share from discontinued operations and loss on sale of discontinued operations	—	—	—	—
Diluted net earnings per share	$0.19	$0.04	$0.73	$0.45

At December 31, 2011 and December 31, 2010, there were zero and 0.1 million shares, respectively, of restricted stock awards that have been excluded from the calculation of basic earnings per share as these awards were subject to contingencies that were not met as of the end of each respective period.  Additionally, for the three months ended December 31, 2011 and 2010, there were 0.7 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2011 and 2010, there were 0.5 million and 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

15.	Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for the grant of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and nine months ended December 31, 2011, pre-tax share-based compensation costs charged against income were $0.7 million and $2.4 million, respectively, and the related income tax benefit recognized was $0.2 million and $0.6 million, respectively.  During the three and nine months ended December 31, 2010, pre-tax share-based compensation costs charged against income were $1.1 million and $2.8 million, respectively, and the related income tax benefit recognized was $0.4 million and $1.1 million, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in three to five years, contingent on attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan. On May 10, 2011, the Compensation Committee of the Board of Directors granted 89,923 shares of restricted common stock to certain executive officers and employees under the Plan at a grant-date fair value of $11.27 per share. These restricted common stock awards will vest in their entirety three years after the date of grant so long as the grantee remains employed by us. In addition, on May 30, 2011, previously issued restricted performance shares vested, resulting in the issuance of 16,153 additional shares pursuant to such equity grants at a fair value of $10.91 per share. On August 2, 2011, the Compensation Committee of our Board of Directors granted 16,408 shares of restricted stock units to the independent members of our Board of Directors. The restricted stock units will vest in their entirety one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, with settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The fair value of restricted shares is determined using the closing price of our common stock on the day preceding the grant date.  The weighted-average grant-date fair value of restricted shares granted during the nine months ended December 31, 2011 and 2010 was $11.35 and $9.01, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine months ended December 31, 2010:
Nonvested at March 31, 2010	287.1	$8.86
Granted	122.6	9.01
Vested and issued	(88.0)	9.50
Forfeited	(42.5)	10.09
Outstanding at December 31, 2010	279.2	8.54
Vested at December 31, 2010	29.2	6.84

Nine months ended December 31, 2011:
Nonvested at March 31, 2011	275.4	8.46
Granted	122.5	11.35
Vested and issued	(103.4)	9.93
Forfeited	(15.2)	10.72
Outstanding at December 31, 2011	279.3	9.06
Vested at December 31, 2011	54.0	7.40

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

The weighted-average grant-date fair value of the options granted during the nine months ended December 31, 2011 and 2010 was $5.83 and $4.91, respectively.

	Nine Months Ended December 31,
	2011	2010
Expected volatility	53.0%	52.8%
Expected dividends	$—	$—
Expected term in years	6.5	7.0
Risk-free rate	2.4%	3.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Nine months ended December 31, 2010:
Outstanding at March 31, 2010	1,584.2	$8.50
Granted	418.5	9.26
Exercised	(13.7)	10.91
Forfeited or expired	(301.0)	10.63
Outstanding at December 31, 2010	1,688.0	8.29	7.9	$6,294.3
Exercisable at December 31, 2010	495.8	9.60	5.9	1,280.1

Nine months ended December 31, 2011:
Outstanding at March 31, 2011	1,621.5	8.19
Granted	308.1	11.27
Exercised	(54.2)	10.54
Forfeited or expired	(78.9)	11.93
Outstanding at December 31, 2011	1,796.5	8.48	7.9	5,124.5
Exercisable at December 31, 2011	678.0	8.43	7.4	2,035.1

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2011 was $0.1 million. The aggregate intrinsic value at December 31, 2011 for options granted during the nine months ended December 31, 2011 was zero.

At December 31, 2011, there were $3.4 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 years.  The total fair value of shares vested during the nine months ended December 31, 2011 and 2010 was $2.8 million and $0.8 million, respectively.  For the nine months ended December 31, 2011, cash received from the exercise of stock options was $0.7 million, and we realized $0.1 million in tax benefits for the tax deductions resulting from these option exercises. There were 13,700 stock options exercised by a former employee at a weighted average exercise price of $10.91 during the nine months ended December 31, 2010.  At December 31, 2011, there were 2.5 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events should they occur.  The effective tax rate used in the calculation of income taxes was 38.7% and 59.9%, respectively, for the three months ended December 31, 2011 and December 31, 2010. The effective tax rate used in the calculation of income taxes was 38.3% and 41.2%, respectively, for the nine months ended December 31, 2011 and December 31, 2010. The decrease in the effective tax rate for the three and nine months ended December 31, 2011 is primarily due to $0.8 million of non-deductible transaction expenses related to the Blacksmith acquisition and a $0.3 million charge for our deferred state tax rate incurred in the prior year period.

At December 31, 2011, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.5 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

Uncertain tax liability activity is as follows:

(In thousands)	2011	2010
Balance — March 31	$456	$315
Adjustments based on tax positions related to the current year	(164)	141
Balance — December 31	$292	$456

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented. We do not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

17.	Commitments and Contingencies

Trutek Arbitration
On November 1, 2010, Trutek Corp. (“Trutek”) commenced an arbitration proceeding against Prestige Brands, Inc. (“Prestige Brands”), a wholly-owned subsidiary of the Company, in which Trutek alleged that Prestige Brands breached certain terms of a license agreement between Trutek and Prestige Brands providing for the license of certain intellectual property by Trutek to Prestige Brands for an allergy relief product. Prestige Brands denied Trutek's allegations of breach of the license agreement. The arbitration hearing was conducted in October 2011 and closing arguments were made on November 30, 2011. We received a written decision from the arbitration panel on January 30, 2012 in which the panel denied all of Trutek's claims in the arbitration.

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

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for our operating leases as of December 31, 2011:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2012 (Remaining three months ending March 31, 2012)	$261	$23	$284
2013	1,082	50	1,132
2014	719	23	742
2015	56	—	56
Thereafter	—	—	—
	$2,118	$96	$2,214

Rent expense for the three months ended December 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively, while rent expense for the nine months ended December 30, 2011 and 2010 was $0.7 million and $0.6 million, respectively.

Purchase Commitments
We have entered into a ten year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than ten percent of the estimated purchases that we expect to make during the course of the agreement.

(In thousands)
Year Ending March 31,	Amount
2012 (Remaining three months ending March 31, 2012)	$296
2013	1,166
2014	1,136
2015	1,105
2016	1,074
Thereafter	3,599
$8,376

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three and nine months ended December 31, 2011, approximately 55.0% and 54.8%, respectively, of our total revenues were derived from our five top selling brands.  During the three and nine months ended December 31, 2010, approximately 61.5% and 68.6%, respectively, of our total revenues were derived from our five top selling brands. One customer accounted for more than 10% of our gross revenues for each of the periods presented. Such customer accounted for approximately 20.9% and 19.1% of our gross revenues for the three and nine months ended December 31, 2011, respectively, and 22.8% and 22.6% of our gross revenues for the three and nine months ended December 31, 2010, respectively. At December 31, 2011, approximately 23.4% of accounts receivable were owed by the same customer.

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

At December 31, 2011, we had relationships with 52 third-party manufacturers.  Of those, we had long-term contracts with 15 manufacturers that produced items that accounted for approximately 66.7% of gross sales for the nine months ended December 31, 2011. At December 31, 2010, we had relationships with 43 third-party manufacturers.  Of those, we had long-term contracts with eight manufacturers that produced items that accounted for approximately 43.5% of gross sales for the nine months ended December 31, 2010. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

19.	Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC. As described in Note 3, on September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand included in our previously reported Personal Care segment to an unrelated third party. The assets sold comprised a substantial majority of the assets in our previously reported Personal Care segment. The remaining assets and revenues generated do not constitute a reportable segment under the Segment Reporting topic of the FASB ASC.  Therefore, we reclassified the remaining assets and results of the Personal Care segment to the OTC Healthcare segment for all periods presented. Our current operating and reportable segments now consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The tables below summarize information about our operating and reportable segments.

	Three Months Ended December 31, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$84,711	$21,088	$105,799
Other revenues	195	256	451
Total revenues	84,906	21,344	106,250
Cost of sales	35,329	15,799	51,128
Gross profit	49,577	5,545	55,122
Advertising and promotion	14,170	1,104	15,274
Contribution margin	$35,407	$4,441	39,848
Other operating expenses			16,218
Operating income			23,630
Other expense			8,116
Provision for income taxes			6,004
Income from continuing operations			9,510
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax			—
Net income			$9,510

	Three Months Ended December 31, 2010
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$67,287	$22,790	$90,077
Other revenues	173	358	531
Total revenues	67,460	23,148	90,608
Cost of sales	30,827	15,769	46,596
Gross profit	36,633	7,379	44,012
Advertising and promotion	11,842	1,207	13,049
Contribution margin	$24,791	$6,172	30,963
Other operating expenses			17,939
Operating income			13,024
Other expense			7,674
Provision for income taxes			3,204
Income from continuing operations			2,146
Income from discontinued operations, net of income tax			32
Loss on sale of discontinued operations, net of income tax			—
Net income			$2,178

	Nine Months Ended December 31, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$234,712	$69,966	$304,678
Other revenues	552	1,859	2,411
Total revenues	235,264	71,825	307,089
Cost of sales	97,198	50,995	148,193
Gross profit	138,066	20,830	158,896
Advertising and promotion	34,746	3,834	38,580
Contribution margin	$103,320	$16,996	120,316
Other operating expenses			40,049
Operating income			80,267
Other expense			19,910
Provision for income taxes			23,130
Income from continuing operations			37,227
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax			—
Net income			$37,227

	Nine Months Ended December 31, 2010
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$162,652	$75,434	$238,086
Other revenues	368	1,693	2,061
Total revenues	163,020	77,127	240,147
Cost of sales	64,477	51,097	115,574
Gross profit	98,543	26,030	124,573
Advertising and promotion	23,918	4,857	28,775
Contribution margin	$74,625	$21,173	95,798
Other operating expenses			38,277
Operating income			57,521
Other expense			18,808
Provision for income taxes			15,948
Income from continuing operations			22,765
Income from discontinued operations, net of income tax			591
Loss on sale of discontinued operations, net of income tax			(550)
Net income			$22,806

During the three and nine months ended December 31, 2011, approximately 96.2% and 96.3%, respectively, of our sales were made to customers in the United States and Canada, while during the three and nine months ended December 31, 2010, approximately 95.5% and 95.7%, respectively, of our sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At December 31, 2011, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$146,307	$7,389	$153,696

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	60,666	30,092	90,758
	629,330	149,912	779,242

	$775,637	$157,301	$932,938

20.	Gain on Settlement

On June 15, 2011, we received a settlement payment of $8.0 million in the resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter. Therefore, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred and $3.2 million after income tax effects for the nine months ended December 31, 2011. The $5.1 million pre-tax gain is included in other (income) expense, as this gain did not relate to our ongoing operations.

21. Condensed Consolidating Financial Statements

As described in Note 10, we, together with certain of our wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the Senior Notes Indenture, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes. The wholly-owned subsidiaries of the Company that have guaranteed the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Although holders of the 2010 Senior Notes will be direct creditors of the guarantors of the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of December 31, 2011 and March 31, 2011, Condensed Consolidating Statements of Operations for the three and nine months ended December 31, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2011 and 2010. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$83,572	$21,088	$1,139	$—	$105,799
Other revenues	—	196	255	284	(284)	451
Total revenues	—	83,768	21,343	1,423	(284)	106,250

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	35,138	15,799	475	(284)	51,128
Gross profit	—	48,630	5,544	948	—	55,122

Advertising and promotion	—	13,547	1,103	624	—	15,274
General and administrative	1,206	9,610	2,450	389	—	13,655
Depreciation and amortization	134	1,954	458	17	—	2,563
Total operating expenses	1,340	25,111	4,011	1,030	—	31,492

Operating income (loss)	(1,340)	23,519	1,533	(82)	—	23,630

Other (income) expense
Interest income	(11,790)	(2,267)	—	(60)	14,116	(1)
Interest expense	—	19,384	2,849	—	(14,116)	8,117
Equity in income of subsidiaries	(3,125)	—	—	—	3,125	—
Total other (income) expense	(14,915)	17,117	2,849	(60)	3,125	8,116

Income (loss) before income taxes	13,575	6,402	(1,316)	(22)	(3,125)	15,514

Provision (benefit) for income taxes	4,065	2,430	(509)	18	—	6,004
Net income (loss)	$9,510	$3,972	$(807)	$(40)	$(3,125)	$9,510

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$66,089	$22,790	$1,198	$—	$90,077
Other revenues	—	173	358	336	(336)	531
Total revenues	—	66,262	23,148	1,534	(336)	90,608

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	30,662	15,769	501	(336)	46,596
Gross profit	—	35,600	7,379	1,033	—	44,012

Advertising and promotion	3	11,232	1,206	608	—	13,049
General and administrative	(74)	12,445	2,797	258	—	15,426
Depreciation and amortization	111	1,921	463	18	—	2,513
Total operating expenses	40	25,598	4,466	884	—	30,988

Operating income (loss)	(40)	10,002	2,913	149	—	13,024

Other (income) expense
Interest income	(13,073)	(2,258)	—	(85)	15,416	—
Interest expense	—	19,534	3,556	—	(15,416)	7,674
Equity in income of subsidiaries	4,698	—	—	—	(4,698)	—
Total other (income) expense	(8,375)	17,276	3,556	(85)	(4,698)	7,674

Income (loss) from continuing operations before income taxes	8,335	(7,274)	(643)	234	4,698	5,350

Provision (benefit) for income taxes	6,157	(2,797)	(245)	89	—	3,204
Income (loss) from continuing operations	2,178	(4,477)	(398)	145	4,698	2,146

Discontinued operations
Income from discontinued operations, net of income tax	—	17	15	—	—	32
Loss on sale of discontinued operations, net of income tax	—	—	—	—	—	—
Net income (loss)	$2,178	$(4,460)	$(383)	$145	$4,698	$2,178

Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$231,662	$69,964	$3,052	$—	$304,678
Other revenues	—	552	1,859	1,284	(1,284)	2,411
Total revenues	—	232,214	71,823	4,336	(1,284)	307,089

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	97,227	50,995	1,255	(1,284)	148,193
Gross profit	—	134,987	20,828	3,081	—	158,896

Advertising and promotion	—	33,643	3,834	1,103	—	38,580
General and administrative	627	22,882	7,891	966	—	32,366
Depreciation and amortization	412	5,843	1,375	53	—	7,683
Total operating expenses	1,039	62,368	13,100	2,122	—	78,629

Operating income (loss)	(1,039)	72,619	7,728	959	—	80,267

Other (income) expense
Interest income	(36,663)	(6,795)	—	(173)	43,627	(4)
Interest expense	—	58,713	9,891	—	(43,627)	24,977
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Equity in income of subsidiaries	(12,119)	—	—	—	12,119	—
Total other (income) expense	(53,845)	51,918	9,891	(173)	12,119	19,910

Income (loss) before income taxes	52,806	20,701	(2,163)	1,132	(12,119)	60,357

Provision (benefit) for income taxes	15,579	8,000	(837)	388	—	23,130
Net income (loss)	$37,227	$12,701	$(1,326)	$744	$(12,119)	$37,227

Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$159,772	$75,434	$2,880	$—	$238,086
Other revenues	—	369	1,692	1,327	(1,327)	2,061
Total revenues	—	160,141	77,126	4,207	(1,327)	240,147

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	64,680	51,097	1,124	(1,327)	115,574
Gross profit	—	95,461	26,029	3,083	—	124,573

Advertising and promotion	2	22,864	4,858	1,051	—	28,775
General and administrative	(225)	22,651	8,196	319	—	30,941
Depreciation and amortization	338	5,559	1,388	51	—	7,336
Total operating expenses	115	51,074	14,442	1,421	—	67,052

Operating income (loss)	(115)	44,387	11,587	1,662	—	57,521

Other (income) expense
Interest income	(39,142)	(6,884)	—	(132)	46,158	—
Interest expense	—	54,021	10,645	—	(46,158)	18,508
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	110	—	—	—	(110)	—
Total other (income) expense	(39,032)	47,437	10,645	(132)	(110)	18,808

Income (loss) from continuing operations before income taxes	38,917	(3,050)	942	1,794	110	38,713

Provision (benefit) for income taxes	16,111	(993)	361	469	—	15,948
Income (loss) from continuing operations	22,806	(2,057)	581	1,325	110	22,765

Discontinued operations
Income from discontinued operations, net of income tax	—	578	13	—	—	591
Loss on sale of discontinued operations, net of income tax	—	(550)	—	—	—	(550)
Net income (loss)	$22,806	$(2,029)	$594	$1,325	$110	$22,806

Condensed Consolidating Balance Sheet
December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,545	$—	$—	$894	$—	$4,439
Accounts receivable, net	37	41,166	8,111	849	—	50,163
Inventories	—	33,975	8,973	631	—	43,579
Deferred income tax assets	220	4,731	589	—	—	5,540
Prepaid expenses and other current assets	1,285	872	5	—	—	2,162
Total current assets	5,087	80,744	17,678	2,374	—	105,883

Property and equipment, net	860	268	106	4	—	1,238
Goodwill	—	146,306	7,390	—	—	153,696
Intangible assets, net	—	628,938	149,912	392	—	779,242
Other long-term assets	(1)	5,789	—	—	—	5,788
Intercompany receivable	1,020,576	937,176	105,748	6,972	(2,070,472)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,482,641	$1,799,221	$280,834	$9,742	$(2,526,591)	$1,045,847

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,890	$13,914	$7,437	$736	$—	$23,977
Accrued interest payable	—	5,181	—	—	—	5,181
Other accrued liabilities	4,446	29,101	1,568	824	(12,034)	23,905
Total current liabilities	6,336	48,196	9,005	1,560	(12,034)	53,063

Long-term debt
Principal amount	—	434,000	—	—	—	434,000
Less unamortized discount	—	(4,368)	—	—	—	(4,368)
Long-term debt, net of unamortized discount	—	429,632	—	—	—	429,632

Deferred income tax liabilities	(4,235)	138,842	26,812	83	—	161,502

Intercompany payable	916,629	968,697	172,479	632	(2,058,437)	—
Intercompany equity in subsidiaries	162,261	—	—	—	(162,261)	—

Total Liabilities	1,080,991	1,585,367	208,296	2,275	(2,232,732)	644,197

Stockholders' Equity
Common stock	504	—	—	—	—	504
Additional paid-in capital	390,863	337,458	118,638	24	(456,120)	390,863
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(70)	—	—	(70)	70	(70)
Retained earnings (accumulated deficit)	11,040	(129,331)	(46,100)	13,240	162,191	11,040
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	401,650	213,854	72,538	7,467	(293,859)	401,650

Total Liabilities and Stockholders' Equity	$1,482,641	$1,799,221	$280,834	$9,742	$(2,526,591)	$1,045,847

Condensed Consolidating Balance Sheet
March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,698	$—	$—	$636	$—	$13,334
Accounts receivable, net	13	34,835	8,842	703	—	44,393
Inventories	—	31,023	8,050	678	—	39,751
Deferred income tax assets	646	4,168	477	1	—	5,292
Prepaid expenses and other current assets	4,505	156	150	1	—	4,812
Total current assets	17,862	70,182	17,519	2,019	—	107,582

Property and equipment, net	1,131	127	173	13	—	1,444
Goodwill	—	147,506	7,390	—	—	154,896
Intangible assets, net	—	634,704	151,220	437	—	786,361
Other long-term assets	—	6,635	—	—	—	6,635
Intercompany receivable	1,007,260	954,317	92,251	4,558	(2,058,386)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,920	$14,656	$4,627	$412	$—	$21,615
Accrued interest payable	—	10,313	—	—	—	10,313
Other accrued liabilities	15,555	15,134	(7,382)	(1,027)	—	22,280
Total current liabilities	17,475	40,103	(2,755)	(615)	—	54,208

Long-term debt
Principal amount	—	492,000	—	—	—	492,000
Less unamortized discount	—	(5,055)	—	—	—	(5,055)
Long-term debt, net of unamortized discount	—	486,945	—	—	—	486,945

Deferred income tax liabilities	(2,846)	132,549	24,135	95	—	153,933

Intercompany payable	931,601	952,721	173,310	754	(2,058,386)	—
Intercompany equity in subsidiaries	174,310	—	—	—	(174,310)	—

Total Liabilities	1,120,540	1,612,318	194,690	234	(2,232,696)	695,086

Stockholders' Equity
Common stock	503	—	—	—	—	503
Additional paid-in capital	387,932	337,458	118,637	24	(456,119)	387,932
Treasury stock, at cost - 160 shares	(416)	—	—	—	—	(416)
(Accumulated deficit) retained earnings	(26,187)	(142,032)	(44,774)	12,496	174,310	(26,187)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	361,832	201,153	73,863	6,793	(281,809)	361,832

Total Liabilities and Stockholders' Equity	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non- Guarantor Subsidiaries		Eliminations		Consolidated
Operating Activities
Net income (loss)	$37,227	$12,701		$(1,326)		$744		$(12,119)		$37,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	412	5,843		1,375		53		—		7,683
Deferred income taxes	(963)	5,718		2,565		1		—		7,321
Amortization of deferred financing costs	—	847		—		—		—		847
Stock-based compensation costs	2,360	—		—		—		—		2,360
Amortization of debt discount	—	687		—		—		—		687
Changes in operating assets and liabilities
Accounts receivable	(23)	(6,331)		731		(193)		—		(5,816)
Inventories	—	(2,951)		(924)		25		—		(3,850)
Prepaid expenses and other current assets	3,218	(715)		145		2		—		2,650
Accounts payable	(29)	(748)		2,810		359		—		2,392
Accrued liabilities	(14,662)	14,860		(3,084)		(622)		—		(3,508)
Intercompany activity, net	26,866	(34,020)		(2,292)		(200)		9,646		—
Net cash provided by (used in) operating activities	54,406	(4,109)		—		169		(2,473)		47,993

Investing Activities
Purchases of equipment	(140)	(218)		—		—		—		(358)
Proceeds from escrow of Blacksmith acquisition	—	1,200		—		—		—		1,200
Intercompany activity, net	1,200	(1,200)		—		—		—		—
Net cash provided by (used in) investing activities	1,060	(218)	—	—	—	—	—	—	—	842

Financing Activities
Repayment of long-term debt	—	(58,000)		—		—		—		(58,000)
Proceeds from exercise of stock options	572	—		—		—		—		572
Shares surrendered as payment of tax withholding	(271)	—		—		—		—		(271)
Intercompany activity, net	(64,920)	62,327		—		120		2,473		—
Net cash (used in) provided by financing activities	(64,619)	4,327		—		120		2,473		(57,699)

Effect of exchange rate changes on cash and cash equivalents	—	—		—		(31)		—		(31)
(Decrease) increase in cash	(9,153)	—		—		258		—		(8,895)
Cash - beginning of period	12,698	—		—		636		—		13,334

Cash - end of period	$3,545	$—		$—		$894		$—		$4,439

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$22,806	$(2,029)	$594	$1,325	$110	$22,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	338	5,789	1,388	50	—	7,565
Loss on sale of discontinued operations	—	890	—	—	—	890
Deferred income taxes	(1,039)	3,768	2,862	—	—	5,591
Amortization of deferred financing costs	—	767	—	—	—	767
Stock-based compensation costs	2,751	—	—	—	—	2,751
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	480	—	—	—	480
Loss on disposal of equipment	3	105	20	3	—	131
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	1,037	3,624	2,985	(316)	—	7,330
Inventories	—	4,696	(1,712)	(170)	—	2,814
Inventories held for sale	—	1,114	—	—	—	1,114
Prepaid expenses and other current assets	3,404	(395)	157	—	—	3,166
Accounts payable	(1,631)	(746)	852	471	—	(1,054)
Accrued liabilities	(2,069)	11,567	(2,778)	288	—	7,008
Intercompany activity, net	—	—	—	—	—	—
Net cash provided by operating activities	25,600	29,930	4,368	1,651	110	61,659

Investing Activities
Purchases of equipment	(358)	(44)	—	(3)	—	(405)
Proceeds from sale of discontinued operations	—	4,122	—	—	—	4,122
Acquisition of Blacksmith, net of cash acquired	(221)	(201,823)	—	—	—	(202,044)
Net cash used in investing activities	(579)	(197,745)	—	(3)	—	(198,327)

Financing Activities
Proceeds from issuance of Senior Notes	—	100,250	—	—	—	100,250
Proceeds from issuance of Senior Term Loan	—	112,936	—	—	—	112,936
Payment of deferred financing costs	—	(648)	—	—	—	(648)
Repayment of long-term debt	—	(33,587)	—	—	—	(33,587)
Proceeds from exercise of stock options	150	—	—	—	—	150
Shares surrendered as payment of tax withholding	(264)	—	—	—	—	(264)
Intercompany activity, net	17,101	(11,136)	(4,368)	(1,487)	(110)	—
Net cash provided by (used in) financing activities	16,987	167,815	(4,368)	(1,487)	(110)	178,837

Increase in cash	42,008	—	—	161	—	42,169
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$82,652	$—	$—	$614	$—	$83,266

22. Subsequent Events

Acquisition and refinancing:
On January 24, 2012, we priced, and on January 31, 2012, we completed, an offering of $250.0 million in aggregate principal amount of 8.125% senior notes due 2020 (the “Notes”). In addition, on January 31, 2012, we completed, subject to a post-closing inventory adjustment, the acquisition of 15 North American over-the-counter healthcare brands owned by GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory. We also entered into new senior secured term loan and revolving credit facilities and ratably secured our existing 8.25% Senior Notes due 2018 with the new term loan facility.
The Notes will be senior unsecured obligations and will be guaranteed by us and certain of our domestic subsidiaries. We are using the net proceeds from the Notes offering, together with borrowings under the new senior secured term loan facility, to finance the acquisition of 17 North American over-the-counter from GSK and its affiliates, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

On January 31, 2012, in connection with the completed acquisition of the GSK Brands I, we entered into a New Senior Secured Credit Facility which consists of (i) a $660.0 million term loan facility (“New Term Loan Facility”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (“New ABL Revolving Credit Facility”) with a five-year maturity. Borrowings under our New Senior Secured Credit Facility bear interest at a rate per annum (i) with respect to term loans, at our option, at the Eurocurrency Rate (as defined in the agreement) plus 4.00% or the Base Rate (as defined in the agreement) plus 3.00%, (ii) with respect to revolving loans, at our option, at the Eurocurrency Rate plus a range of 1.75% to 2.25% depending on Excess Availability (as defined in the agreement) or the Base Rate plus a range of 0.75% to 1.25% depending on Excess Availability, and (iii) with respect to swing line loans, the Base Rate plus a range of 0.75% to 1.25% depending on Excess Availability. We will be required to make quarterly payments each equal to 0.25% of the original principal amount of the term loan made on the closing date, with the balance expected to be due on the seventh anniversary of the closing date.
The GSK Brands I include BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal (“GI”) brands; and the Sominex sleep aid brand. These brands are complementary to our existing OTC Healthcare portfolio.

We acquired the GSK Brands I pursuant to the terms of that certain purchase agreement we entered into on December 20, 2011 with GSK and its affiliates. We also entered into a separate purchase agreement on December 20, 2011 with GSK and its affiliates to acquire Debrox and Gly-Oxide brands (the "GSK Brands II") in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment. The GSK Brands II are also complementary to our existing OTC Healthcare portfolio. The acquisition of the GSK Brands II is expected to be completed no later than June 30, 2012.

These acquisitions will be accounted for in accordance with the Business Combinations Topic of the ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. As of the date of this Quarterly Report on Form 10−Q, we have not yet completed the initial accounting for the acquisition, and the acquisition−date fair values of the acquired assets and assumed liabilities have not yet been determined.

Equity Awards:
On January 25, 2012, the Compensation Committee of our Board of Directors granted 95,000 shares of restricted stock units to certain members of executive management. The restricted stock units will vest in equal annual installments over a three year period on the anniversary date of the grants.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 51 of this Quarterly Report on Form 10-Q.

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

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations, and innovative development of brand extensions.

Acquisitions and Divestitures

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline plc ("GSK") to acquire a total of 17 North American OTC pharmaceutical brands for $660.0 million in cash. On January 31, 2012, we completed the acquisition of 15 of these brands for $615.0 million. The acquisition of the remaining two brands is expected to be completed no later than June 30, 2012. The acquisition and the agreements are more fully described in Note 22- Subsequent Events to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The acquisition did not impact any period covered in this Quarterly Report on Form 10-Q, except that certain costs of approximately $4.9 million related to the acquisition were expensed as incurred during the three and nine months ended December 31, 2011.

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million, and we paid an additional $1.1 million on behalf of Blacksmith for the seller's transaction costs. As previously disclosed, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.
In connection with this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. The acquisition of the five brands enhances our position in the OTC market. Additionally, we believe that these brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at December 31, 2011 was 13.8 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations for the three and nine months ended December 31, 2011 were $28.4 million and $70.0 million, respectively.

Dramamine Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was
$77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs of $1.2 million incurred in the acquisition. The purchase price was funded by cash on hand.

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

Discontinued Operations and Sale of Certain Assets
On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations topic of the ASC, we reclassified the related operating results as discontinued operations in the Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q for all periods presented. We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million, net of tax effects of $0.3 million, on the sale in the second quarter of 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the then remaining assets of the Personal Care segment to the OTC Healthcare segment for all periods presented.

The following table summarizes the results of discontinued operations:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Components of Income
Revenues	$—	$84	$—	$4,027
Income from discontinued operations, net of income tax	—	32	—	591

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Revenues

	Three Months Ended December 31,
	2011		2010		Increase
(In thousands, except percentages)	Revenues	%	Revenues	%	(Decrease)%
Revenues
OTC Healthcare	$84,906	79.9	$67,460	74.5	$17,446	25.9
Household Cleaning	21,344	20.1	23,148	25.5	(1,804)	(7.8)

	$106,250	100.0	$90,608	100.0	$15,642	17.3

Revenues for the three months ended December 31, 2011 were $106.3 million, an increase of $15.6 million, or 17.3%, versus the three months ended December 31, 2010. Revenues for the OTC Healthcare segment increased $17.4 million or 25.9%, primarily due to the higher revenues of $16.6 million from sales of the acquired Blacksmith and Dramamine products, while revenues for the Household Cleaning segment decreased by 7.8% versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 3.8% of total revenues, decreased by $0.1 million, or 2.5%, during the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $17.4 million, or 25.9%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010. The increase in revenues was primarily due to revenues of $16.6 million from sales of the acquired Blacksmith and Dramamine products and higher revenues for Little Remedies, The Doctor's and Clear Eyes, which were partially offset by revenue decreases for Compound W and Chloraseptic. The Little Remedies revenue increase was a result of new product introductions and distribution gains for existing products. The Doctor's revenue benefited from the recovery of distribution at our largest customer. The Clear Eyes revenue increase was a result of growth in our Allergy / Redness business. Compound W revenues declined due to competitive pressure. Chloraseptic revenues declined versus the same period in the prior year mainly due to a soft cough and cold season and fewer sore throat incidences.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.8 million, or 7.8%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010. Weaker Comet sales were partially offset by stronger performance of Spic and Span. Comet revenues decreased primarily due to decreased consumer demand of Comet Bath Sprays and lower promotional activity.  Spic and Span revenues continued to benefit from increased promotional activity, expanded distribution and consumer demand for Spic and Span sprays and Chore Boy copper scrubbers in the three months ended December 31, 2011 versus the three months ended December 31, 2010.

Gross Profit

	Three Months Ended December 31,
	2011		2010		Increase
(In thousands, except percentages)	Gross Profit	%	Gross Profit	%	(Decrease)%
Gross Profit
OTC Healthcare	$49,577	58.4	$36,633	54.3	$12,944	35.3
Household Cleaning	5,545	26.0	7,379	31.9	(1,834)	(24.9)

	$55,122	51.9	$44,012	48.6	$11,110	25.2

Gross profit for the three months ended December 31, 2011 increased $11.1 million, or 25.2%, when compared with the three months ended December 31, 2010.  As a percent of total revenues, gross profit increased from 48.6% in the three months ended December 31, 2010 to 51.9% in the three months ended December 31, 2011. The higher gross profit was primarily the result of the brands acquired from Blacksmith and the Dramamine brand, which increased gross profit by $8.6 million, as the prior year period included a $3.5 million inventory step-up charge related to the Blacksmith acquisition, and gross profit increases in our legacy OTC Healthcare brands of $4.3 million, including gross profit increases in our legacy core OTC Healthcare brands of $0.8 million. These gains were partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet.
The increase in gross profit as a percent of revenues is primarily due to the inventory step-up charge in the prior year period resulting in an increase of 3.9%, which was slightly offset by the realization of lower margins from the acquired Blacksmith products and increased expenses from promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $12.9 million, or 35.3%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010.  As a percent of OTC Healthcare revenues, gross profit increased from 54.3% during the three months ended December 31, 2010 to 58.4% during the three months ended December 31, 2011. The higher gross profit was primarily the result of the brands acquired from Blacksmith and the Dramamine brand, which increased gross profit by $8.6 million, as the prior year period included a $3.5 million inventory step-up charge related to the Blacksmith acquisition, and gross profit increases in our legacy OTC Healthcare brands of $4.3 million, including gross profit increases in our legacy core OTC Healthcare brands of $0.8 million. The increase in gross profit as a percent of revenues is primarily due to the inventory step-up charge in the prior year period resulting in an increase of 5.3%, which was slightly offset by the realization of lower margins from the acquired Blacksmith products and the lower gross profit margins from the legacy core OTC Healthcare products.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.8 million, or 24.9%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010.  As a percent of Household Cleaning revenue, gross profit decreased from 31.9% during the three months ended December 31, 2010 to 26.0% during the three months ended December 31, 2011. The decrease in gross profit percentage was primarily the result of the lower revenues and resulting gross margins from Comet.

Contribution Margin

	Three Months Ended December 31,
	2011		2010
(In thousands, except percentages)	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%
Contribution Margin
OTC Healthcare	$35,407	41.7	$24,791	36.7	$10,616	42.8
Household Cleaning	4,441	20.8	6,172	26.7	(1,731)	(28.0)

	$39,848	37.5	$30,963	34.2	$8,885	28.7

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $8.9 million, or 28.7%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010.  The contribution margin increase was primarily the result of the higher gross profit as previously discussed, offset by higher advertising and promotional costs in the OTC Healthcare segment. The acquired Blacksmith and Dramamine brands added $6.8 million, while the legacy business added $2.1 million to the contribution margin.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $10.6 million, or 42.8%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010. The contribution margin increase was primarily the result of the $6.8 million contribution margin increase related to the acquired Blacksmith and Dramamine products, while the legacy OTC Healthcare business added $3.8 million. Advertising and promotional spending increased $2.3 million, or 19.7%, primarily to support the acquired Blacksmith products and, to a lesser extent, the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.7 million, or 28.0%, during the three months ended December 31, 2011 versus the three months ended December 31, 2010.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a $0.1 million, or 8.5%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending primarily related to a shift in the timing of Household Cleaning promotional activities that occurred in 2010.

General and Administrative
General and administrative expenses were $13.7 million for the three months ended December 31, 2011 versus $15.4 million for the three months ended December 31, 2010. The decrease in general and administrative expenses was primarily due to the incurrence of $6.9 million of transaction and severance costs associated with the Blacksmith acquisition in the prior year period, offset by $4.9 million of transaction related costs in the current year period.

Depreciation and Amortization
Depreciation and amortization expense was $2.6 million for the three months ended December 31, 2011 and $2.5 million for the three months ended December 31, 2010.

Interest Expense
Net interest expense was $8.1 million during the three months ended December 31, 2011 versus $7.7 million during the three months ended December 31, 2010. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the Blacksmith and Dramamine acquisitions. The cost of borrowing decreased to 7.3% for the three months ended December 31, 2011 from 7.6% for the three months ended December 31, 2010, while the average indebtedness outstanding increased from $402.5 million during the three months ended December 31, 2010 to $443.0 million during the three months ended December 31, 2011, due to increased debt issued for the Blacksmith and Dramamine acquisitions.

Income Taxes
The provision for income taxes during the three months ended December 31, 2011 was $6.0 million versus $3.2 million during the three months ended December 31, 2010.  The effective tax rate during the three months ended December 31, 2011 was 38.7% versus 59.9% during the three months ended December 31, 2010.   The decrease in the effective tax rate is primarily due to $0.8 million of non-deductible transaction expenses related to the Blacksmith acquisition and a $0.3 million charge for our deferred state tax rate incurred in the prior year period. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2012 is expected to be 38.7%, excluding the impact of discrete items that may occur.

Nine Months Ended December 31, 2011 compared to the Nine Months Ended December 31, 2010

Revenues

	Nine Months Ended December 31,
	2011		2010		Increase
(In thousands, except percentages)	Revenues	%	Revenues	%	(Decrease)%
Revenues
OTC Healthcare	$235,264	76.6	$163,020	67.9	$72,244	44.3
Household Cleaning	71,825	23.4	77,127	32.1	(5,302)	(6.9)

	$307,089	100.0	$240,147	100.0	$66,942	27.9

Revenues for the nine months ended December 31, 2011 were $307.1 million, an increase of $66.9 million, or 27.9%, versus the nine months ended December 31, 2010. Revenues for the OTC Healthcare segment increased $72.2 million or 44.3%, primarily due to revenues of $68.7 million from sales of the acquired Blacksmith and Dramamine products, while revenues for the Household Cleaning segment decreased by 6.9% versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 3.7% of total revenues, increased by $0.9 million, or 8.3%, during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $72.2 million, or 44.3%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010. The increase in revenues was primarily due to revenues of $68.7 million from sales of the acquired Blacksmith and Dramamine products. Additionally, we increased advertising and promotional activities for our legacy OTC Healthcare brands, which resulted in increased shipments to retailers. Revenue increases for Little Remedies, Clear Eyes and The Doctor's were partially offset by revenue decreases in our other OTC Healthcare brands. Our core OTC Healthcare brands have continued to benefit from increased advertising and promotion investment, which has translated into organic sales growth.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.3 million, or 6.9%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010. Weaker Comet sales were partially offset by stronger performance with Spic and Span and Chore Boy. Comet revenues decreased primarily due to lower consumer demand for non-abrasive products.  Spic and Span and Chore Boy revenues continued to benefit from increased promotional activity, expanded distribution and consumer demand for Spic and Span sprays and Chore Boy copper scrubbers in the nine months ended December 31, 2011 versus the nine months ended December 31, 2010.

Gross Profit

	Nine Months Ended December 31,
	2011		2010		Increase
(In thousands, except percentages)	Gross Profit	%	Gross Profit	%	(Decrease)%
Gross Profit
OTC Healthcare	$138,066	58.7	$98,543	60.4	$39,523	40.1
Household Cleaning	20,830	29.0	26,030	33.7	(5,200)	(20.0)

	$158,896	51.7	$124,573	51.9	$34,323	27.6

Gross profit for the nine months ended December 31, 2011 increased $34.3 million, or 27.6%, when compared with the nine months ended December 31, 2010.  As a percent of total revenues, gross profit decreased from 51.9% in the nine months ended December 31, 2010 to 51.7% in the nine months ended December 31, 2011. The Blacksmith and Dramamine brands provided an increase in gross profit of $33.9 million, while our legacy core OTC Healthcare brands increased gross profit by $4.5 million. Gross profit in the prior year nine month period included a $3.5 million inventory step-up charge related to the Blacksmith acquisition. These increases were partially offset by decreases in gross profit from our Household Cleaning segment. The decrease in gross profit as a percent of revenues was primarily due to the lower revenues and resulting gross margin from the Household Cleaning segment and the realization of lower margins from the acquired Blacksmith products.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $39.5 million, or 40.1%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010.  As a percent of OTC Healthcare revenues, gross profit decreased from 60.4% during the nine months ended December 31, 2010 to 58.7% during the nine months ended December 31, 2011.  The decrease in gross profit percentage was primarily the result of lower margins from the acquired Blacksmith products, partially offset by the higher margins from the acquired Dramamine brand and slightly higher margins from our legacy OTC Healthcare brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $5.2 million, or 20.0%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010.  As a percent of Household Cleaning revenue, gross profit decreased from 33.7% during the nine months ended December 31, 2010 to 29.0% during the nine months ended December 31, 2011. The decrease in gross profit percentage was primarily the result of the decreased revenue and resulting margin reduction in our Comet brand.

Contribution Margin

	Nine Months Ended December 31,
	2011		2010
(In thousands, except percentages)	Contribution Margin	%	Contribution Margin	%	Increase (Decrease)%
Contribution Margin
OTC Healthcare	$103,320	43.9	$74,625	45.8	$28,695	38.5
Household Cleaning	16,996	23.7	21,173	27.5	(4,177)	(19.7)

	$120,316	39.2	$95,798	39.9	$24,518	25.6

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $24.5 million, or 25.6%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010.  The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending and lower Household Cleaning sales and resulting gross profit. The acquired Blacksmith and Dramamine brands added $25.5 million and our legacy OTC Healthcare brands added $3.2 million to contribution margin. These increases were partially offset by a $4.2 million decline in contribution margin in our Household Cleaning brands due primarily to lower sales volumes and resulting in a reduction of gross margins.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $28.7 million, or 38.5%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010. The contribution margin increase was the result of the gross profit as previously discussed and the $25.5 million contribution margin increase primarily related to the acquired Blacksmith and Dramamine products. Advertising and promotional spending increased $10.8 million, or 45.3%, primarily due to the acquired Blacksmith and Dramamine products and, to a lesser extent, to increased investment in the legacy core OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $4.2 million, or 19.7%, during the nine months ended December 31, 2011 versus the nine months ended December 31, 2010.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed, partially offset by a $1.0 million, or 21.1%, decrease in advertising and promotional spending. The decrease in advertising and promotional spending primarily related to the timing of Household Cleaning promotional activities that occurred in 2010.

General and Administrative
General and administrative expenses were $32.4 million for the nine months ended December 31, 2011 versus $30.9 million for the nine months ended December 31, 2010. The increase in general and administrative expenses was primarily due to the incurrence of $5.7 million of acquisition related costs, higher legal costs of $1.2 million, higher personnel costs of $0.7 million and infrastructure costs of $0.5 million in the current year period, offset by the $6.9 million of transaction and severance costs associated with the Blacksmith acquisition in the prior year period.

Depreciation and Amortization
Depreciation and amortization expense was $7.7 million for the nine months ended December 31, 2011 and $7.3 million for the nine months ended December 31, 2010.

Interest Expense
Net interest expense was $25.0 million during the nine months ended December 31, 2011 versus $18.5 million during the nine months ended December 31, 2010. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the Blacksmith and Dramamine acquisitions. The cost of borrowing increased slightly from 5.9% for the nine months ended December 31, 2010 to 7.2% for the nine months ended December 31, 2011, while the average indebtedness outstanding increased from $418.8 million during the nine months ended December 31, 2010 to $463.0 million during the nine months ended December 31, 2011 due to increased debt issued for the Blacksmith and Dramamine acquisitions.

Gain on Settlement
On June 15, 2011, we received a settlement payment of $8.0 million in the resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter. Therefore, during the nine months ended December 31, 2011, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred, which is included in other (income) expense, as this gain did not relate to our ongoing operations.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2011 was $23.1 million versus $15.9 million during the nine months ended December 31, 2010.  The effective tax rate during the nine months ended December 31, 2011 and December 31, 2010 was 38.3% and 41.2%, respectively. The decrease in the effective tax rate is primarily due to $0.8 million of non-deductible transaction expenses related to the Blacksmith acquisition and a $0.3 million charge for our deferred state tax rate incurred in the prior year period. The estimated effective tax rate for the remaining quarter of the year ending March 31, 2012 is expected to be 38.7%, excluding the impact of discrete items that may occur.

Liquidity and Capital Resources

Liquidity
We have financed and expect to continue to finance our operations with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.  On March 24, 2010, we entered into a new $150.0 million Senior Secured Term Loan Facility with a maturity date of March 24, 2016 (the "2010 Senior Term Loan"), a $30.0 million Senior Secured Revolving Credit Facility with a maturity date of March 24, 2015 (the "2010 Revolving Credit Facility" and collectively with the 2010 Senior Term Loan, the "Credit Agreement") and issued Senior Notes of $150.0 million that bear interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes"). In November 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018 and borrowed an additional $115.0 million term loan under the Credit Agreement. In addition, in November 2010, we amended our Credit Agreement to increase our borrowing capacity under the 2010 Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and to fund the Blacksmith and Dramamine acquisitions.

Operating Activities
Net cash provided by operating activities was $48.0 million for the nine months ended December 31, 2011 compared to $61.7 million for the nine months ended December 31, 2010. The $13.7 million decrease in net cash provided by operating activities was primarily due to higher working capital requirements, primarily related to higher receivables and inventory levels associated with the Blacksmith and Dramamine acquisitions and to higher interest payments following our additional financing in November 2010 and higher incentive compensation payments in the current year period resulting from increased company performance in 2011 versus 2010. These decreases were partially offset by higher company performance in 2012 versus 2011, including a one-time gain associated with the legal settlement in the current year period as discussed in Note 20 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Consistent with the nine months ended December 31, 2010, our cash flow from operations in the nine months ended December 31, 2011 exceeded net income due to the substantial non-cash charges related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount, and stock-based compensation costs.

Investing Activities
Net cash provided by investing activities was $0.8 million for the nine months ended December 31, 2011 compared to $198.3 million of net cash used in investing activities for the nine months ended December 31, 2010.  Net cash provided by investing activities for the nine months ended December 31, 2011 was primarily the result of the escrow receipt of a $1.2 million working capital adjustment awarded to us, which was related to the purchase price of Blacksmith as discussed in Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Net cash used in investing activities for the nine month period ended

December 31, 2010 was primarily the result of the Blacksmith acquisition, partially offset by proceeds received from the Cutex divestiture.

Financing Activities
Net cash used in financing activities was $57.7 million for the nine months ended December 31, 2011 compared to $178.8 million of net cash provided by financing activities for the nine months ended December 31, 2010.   During the nine months ended December 31, 2011, we repaid $58.0 million of our outstanding debt. This decreased our outstanding indebtedness to $434.0 million at December 31, 2011 from $492.0 million at March 31, 2011. During the nine month period ended December 31, 2010, we issued an additional $100.0 million of 8.25% Senior Notes due in 2018 and borrowed $115.0 million under the Credit Agreement, which was partially offset by the redemption of the remaining $28.1 million of our Senior Subordinated Notes due in 2012 that bore interest at 9.25%, and payment of the required principal amount on the 2010 Senior Term Loan of $0.8 million plus an additional principal amount of $3.8 million.

	Nine Months Ended December 31,
(In thousands)	2011	2010
Cash provided by (used in):
Operating Activities	$47,993	$61,659
Investing Activities	842	(198,327)
Financing Activities	(57,699)	178,837

Capital Resources
On March 24, 2010, we retired our Senior Secured Term Loan Facility, which had a maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. In March 2010, we entered into the Credit Agreement and issued the 2010 Senior Notes. This debt refinancing improved our liquidity position by increasing our borrowing capacity under our senior secured term loan and revolving credit facilities and extending the maturities of our indebtedness. However, under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Additionally, we believe that the new debt better positions us to pursue acquisitions as part of our growth strategy.

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

In connection with the acquisition of Blacksmith, on November 1, 2010, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our Credit Agreement in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 2010 Senior Notes.

As of December 31, 2011, we had an aggregate of $434.0 million of outstanding indebtedness, which consisted of the following:

•	$184.0 million of borrowings under the 2010 Senior Term Loan, and

•	$250.0 million of 2010 Senior Notes.

We had $40.0 million of borrowing capacity under our 2010 Revolving Credit Facility as of December 31, 2011, as well as incremental borrowing capacity of $75.0 million under our 2010 Senior Term Loan.
The 2010 Senior Term Loan bears interest at floating rates, based on either the prime rate or, at our option, the LIBOR rate plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  At December 31, 2011, an aggregate of $184.0 million was outstanding under the Credit Agreement, which carried an interest rate of 4.75%.

The Credit Agreement, including the 2010 Senior Term Loan, contains various financial covenants, including provisions that require us to maintain certain leverage and interest coverage ratios and not to exceed annual capital expenditures of $3.0 million.  The Credit Agreement and the Indenture governing the 2010 Senior Notes also contain provisions that accelerate our indebtedness upon the occurrence of certain events and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 4.00 to 1.0 for the quarter ended December 31, 2011 (defined as, with certain adjustments, the ratio of our consolidated indebtedness as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending March 31, 2014 and remains level thereafter; and

•
Have an interest coverage ratio of greater than 3.00 to 1.0 for the quarter ended December 31, 2011 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.25 to 1.0 for the quarter ending March 31, 2013 and remains level thereafter.

At December 31, 2011, we were in compliance with the applicable financial and restrictive covenants under the Credit Agreement and the Indenture governing the 2010 Senior Notes.  Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the nine months ended December 31, 2011, we made voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan. In accordance with the Credit Agreement, such payments were applied against the first four required principal payments, and any remaining principal payments were applied ratably toward the remaining required principal payments. As such, we do not have a required principal payment until the 2010 Senior Term Loan matures in 2016.

On January 31, 2012, in connection with the completed acquisition of the GSK Brands I and the anticipated acquisition of GSK Brands II, as discussed above, we repaid the 2010 Senior Term Loan and entered into a New Senior Secured Credit Facility which consists of (i) a $660.0 million term loan facility (“New Term Loan Facility”) with a seven-year maturity, and (ii) a $50.0 million asset-based revolving credit facility (“New ABL Revolving Credit Facility”) with a five-year maturity. In addition, we have agreed to secure our 2010 Senior Notes ratably with the New Term Loan Facility.
Borrowings under our New Senior Secured Credit Facility bear interest at a rate per annum of (i) with respect to term loans, at our option, at the Eurocurrency Rate (as defined in the agreement) plus 4.00% or Base Rate (as defined in the agreement) plus 3.00%, (ii) with respect to revolving loans, at our option, at the Eurocurrency Rate plus a range of 1.75% to 2.25% depending on Excess Availability (as defined in the agreement) or Base Rate plus a range of 0.75% to 1.25% depending on Excess Availability, and (iii) with respect to swing line loans, Base Rate plus a range of 0.75% to 1.25% depending on Excess Availability.
We will be required to make quarterly payments each equal to 0.25% of the original principal amount of the term loan made on the closing date, with the balance expected to be due on the seventh anniversary of the closing date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

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

Revenue Recognition
We recognize revenue when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and the customer takes ownership and assumes the risk of loss, (iii) the selling price is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales based upon the nature of such items and the applicable accounting guidance.  Such costs vary from period to period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2011 was $21.3 million. For the three and nine months ended December 31, 2011, our related promotional expense was $7.9 million and $20.2 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2011, our sales and operating income would have been adversely affected by approximately $2.1 million.  Net income would have been adversely affected by approximately $1.3 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine months ended December 31, 2011, our sales and operating income would have been adversely affected by approximately $0.8 million and $2.1 million, respectively.  Net income would have been adversely affected by approximately $0.5 million and $1.3 million for the three and nine months ended December 31, 2011, respectively.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2011, we had 46 coupon events.  The amount recorded against revenues and accrued for these events during the year was $3.9 million. Cash settlement of coupon redemptions during the year was $3.1 million.  During the three months ended December 31, 2011, we had 30 coupon events, and during the nine months ended December 31, 2011, we had 86 coupon events.  The amount recorded against revenue and accrued for these events during the three and nine months ended December 31, 2011 was $1.9 million and $5.1 million, respectively. Cash settlement of coupon redemptions during the three and nine months ended December 31, 2011 was $1.1 million and $4.1 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2011, 2010 and 2009, returns represented 2.7%, 3.8% and 3.7%, respectively, of gross sales.  For the three and nine months ended December 31, 2011, product returns represented 2.4% and 3.0% of gross sales, respectively.  At December 31, 2011 and March 31, 2011, the allowance for sales returns was $3.7 million and $5.2 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.4% to 3.8% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2011 by approximately $0.4 million.  Net income would have been adversely affected by approximately $0.2 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine months ended December 31, 2011 would have adversely affected our reported sales and operating income by approximately $0.1 million and $0.4 million, respectively, while our net income would have been adversely affected by approximately $0.1 million and $0.2 million for each of the periods, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $0.2 million for the fiscal year ended March 31, 2011, while for the three and nine months ended December 31, 2011, we recorded obsolescence costs of $0.5 million and $2.2 million, respectively.  A 1.0% increase in our allowance for obsolescence at March 31, 2011 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2011 by approximately $0.4 million and $0.2 million, respectively.  Similarly, a 1.0% increase in our obsolescence allowance at December 31, 2011 would have adversely affected our reported operating income and net income by approximately $0.5 million and $0.3 million, respectively, for each of the three and nine months ended December 31, 2011.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.1% and 0.9% of accounts receivable at December 31, 2011 and March 31, 2011, respectively.  Bad debt expense for the fiscal year ended March 31, 2011 was $0.2 million, while during each of the three and nine months ended December 31, 2011, we recorded bad debt expense of less than $0.1 million and $0.2 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2011 would have resulted in a decrease in reported operating income of approximately $0.3 million and a decrease in our reported net income of approximately $0.2 million.  Similarly, a 0.1% increase in our bad debt expense as a percentage of sales for the three and nine months ended

December 31, 2011 would have resulted in a decrease in reported operating income of $0.1 million and $0.3 million, respectively, and a decrease in our reported net income of less than $0.1 million and $0.2 million, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $932.9 million and $941.3 million at December 31, 2011 and March 31, 2011, respectively.  At December 31, 2011, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$146,307	$7,389	$153,696

Intangible assets
Indefinite-lived	568,664	119,820	688,484
Finite-lived	60,666	30,092	90,758
	629,330	149,912	779,242

	$775,637	$157,301	$932,938

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

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the Financial Accounting Standards Board ("FASB") ASC Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on the key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

Finite-Lived Intangible Assets
As mentioned above, when events or changes in circumstances indicate the carrying value of the assets may not be recoverable, management performs a review to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.  In connection with this analysis, management:

•	Reviews period-to-period sales and profitability by brand;

•	Analyzes industry trends and projects brand growth rates;

•	Prepares annual sales forecasts;

•	Evaluates advertising effectiveness;

•	Analyzes gross margins;

•	Reviews contractual benefits or limitations;

•	Monitors competitors' advertising spend and product innovation;

•	Prepares projections to measure brand viability over the estimated useful life of the intangible asset; and

•	Considers the regulatory environment, as well as industry litigation.

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

The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, no impairment charge was recorded during the three and nine months ended December 31, 2011.

Stock-Based Compensation
The Compensation and Equity topic of the FASB ASC requires us to measure the cost of services to be rendered based on the grant-date fair value of an equity award.  Compensation expense is to be recognized over the period during which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e., restricted shares vs. an option, warrant or performance shares);

•	Strike price of the instrument;

•	Market price of our common stock on the date of grant;

•	Discount rates;

•	Duration of the instrument; and

•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $0.7 million and $1.1 million for the three months ended December 31, 2011 and 2010, respectively, and non-cash compensation expense of $2.4 million and $2.8 million for the nine months ended December 30, 2011 and 2010, respectively.

Loss Contingencies
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of such loss is reasonably estimable.  Contingent losses are often resolved over longer periods of time and involve many factors including:

•	Rules and regulations promulgated by regulatory agencies;

•	Sufficiency of the evidence in support of our position;

•	Anticipated costs to support our position; and

•	Likelihood of a positive outcome.

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

In December 2011, the FASB issued guidance to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Based on this guidance, entities are still required to adopt either the single continuous statement or the two-statement approach required by the new guidance. However, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before the adoption of the new standard (i.e., by component of other comprehensive income, either by displaying each component on a gross basis on the face of the appropriate financial statement or by displaying each component net of other changes on the face of the appropriate financial statement with the gross change disclosed in the notes). The new guidance and this deferral are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The December 2011 deferral of the guidance issued in June 2011, as well as the June 2011 guidance, are effective at the same time. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued guidance regarding testing goodwill for impairment. The new guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued guidance on fair value measurement. The ASC Fair Value Measurement topic amended the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities). The disclosure requirements have been enhanced, with the most significant change requiring entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a non-financial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for our fiscal year ended March 31, 2011.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	The high level of competition from branded and private label competitors in our industry;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	General economic conditions affecting our products and their respective markets;

•	Changing consumer trends or pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs;

•	Disruptions in our distribution center;

•
Acquisitions, dispositions or other strategic transactions (including the recent acquisition of OTC healthcare brands from GlaxoSmithKline plc) diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions;

•	Regulatory matters governing our industry;

•	Product liability claims, recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles;

•	Our dependence on key personnel;

•	The costs associated with any adverse judgments rendered in any pending litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our Senior Secured Credit Facility is variable rate debt.  Interest rate changes generally do not affect the market value of our Senior Secured Credit Facility, but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2011, we had variable rate debt of approximately $184.0 million related to our Senior Secured Credit Facility.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the remaining three months in the fiscal year ending March 31, 2012 by approximately $0.5 million.

On January 31, 2012, in connection with our acquisition of 15 North American over-the-counter healthcare brands from GlaxoSmithKline plc and its affiliates, (i) we paid in full all of our obligations under our existing Senior Secured Credit Facility and terminated the credit agreement governing such facility; and (ii) entered into a new senior secured credit facility which is described in Note 22 to our Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2011 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Each of (i) Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and (ii) Part II, Item 1 in our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2011 and September 30, 2011 is incorporated herein by this reference.

Trutek Arbitration
Closing arguments for the arbitration were made on November 30, 2011. We received a written decision from the arbitration panel on January 30, 2012 in which the panel denied all of Trutek Corp.'s claims in the arbitration.

ITEM 6.	EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 9, 2012	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

2.1
Business Sale and Purchase Agreement, dated December 20, 2011, between GlaxoSmithKline LLC, GlaxoSmithKline plc and certain of its affiliates described in Schedule 1 thereto and Prestige Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Prestige Brands Holdings, Inc. on December 27, 2011).+

2.2
Business Sale and Purchase Agreement, dated as of December 20, 2011, between GlaxoSmithKline LLC, GlaxoSmithKline Consumer Healthcare L.P., GlaxoSmithKline plc and Prestige Brands Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by Prestige Brands Holdings, Inc. on December 27, 2011).+

10.1
Commitment Letter, dated December 20, 2011, by and among Citibank Global Markets, Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada and Prestige Brands Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Prestige Brands Holdings, Inc. on December 27, 2011).

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

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential treatment request was granted by the Commission on January 18, 2012. The omitted confidential material has been filed separately with the Securities and Exchange Commission. The location of the confidential information is indicated in the exhibit with brackets and asterisks  ([***] ).

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