Form 10-K
period 2012-03-31
Prestige Brands Holdings, Inc.
filed 2012-05-18
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
90 North Broadway Irvington, New York 10533 (914) 524-6810
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2011 was $453.0 million.
As of April 30, 2012, the Registrant had 50,465,933 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1. BUSINESS

Note About Forward-Looking Statements
Certain statements in this report, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including without limitation, in the following sections: “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (in Part I, Item 1A of this Annual Report on Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g., “2012”) refers to our fiscal year ended March 31 of that year.

We sell well-recognized, brand name Over-the-Counter (“OTC”) Healthcare and Household Cleaning products largely in North America.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage in these categories.  Our ultimate success is dependent on several factors, including our ability to:

•	Develop effective sales, advertising and marketing programs;

•	Integrate our acquired brands;

•	Grow our existing product lines;

•	Develop innovative new products;

•	Respond to the technological advances and product introductions of our competitors; and

•	Continue to grow our presence in the United States and international markets.

2012 Acquisitions

In 2012, we acquired 17 brands, which we believe are key to our growth strategy in the OTC Healthcare category and complementary to our existing OTC Healthcare brands. On January 31, 2012, we completed the acquisition of 15 North American OTC Healthcare brands, including the related contracts, trademarks and inventory from GlaxoSmithKline plc (“GSK”) and its affiliates (the “GSK Brands I”) for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC®, Goody's® and Ecotrin® brands of pain relievers; Beano®, Gaviscon®, Phazyme®, Tagamet® and Fiber Choice® gastrointestinal brands; and the Sominex® sleep aid brand. On March 30, 2012, we completed the acquisition of the Debrox® and Gly-Oxide® brands in the United States from GSK (the “GSK Brands II”), including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory adjustment.

2011 Acquisitions

In 2011, we acquired six brands, which we believe are also key to our growth strategy in the OTC Healthcare category and complementary to our existing OTC Healthcare brands. On November 1, 2010, we acquired 100% of the capital stock of Blacksmith

Brands Holdings, Inc. (“Blacksmith”), which owned five brands; Efferdent®, Effergrip®, PediaCare®, Luden's® and NasalCrom®. On January 6, 2011, we completed the acquisition of certain assets comprising the Dramamine® brand in the United States.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 92.0%, 93.0%, and 97.0% of our net revenues for 2012, 2011 and 2010, respectively.

Major Brands	Market Position(1)	Market Segment(2)	Market Share(3) (%)	ACV(4) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	42.8	87.9
Clear Eyes®	#2	Eye Allergy/Redness Relief	17.2	88.1
Compound W®	#2	Wart Removal	35.9	91.8
Dramamine®	#1	Motion Sickness	37.4	94.4
Efferdent®	#2	Denture Cleanser Tablets	30.3	93.9
Little Remedies®	#4	Pediatric Healthcare	5.2	85.0
Luden's®	#3	Cough Drops	6.7	96.8
PediaCare®	#3	Pediatric Healthcare	5.5	87.5
The Doctor’s® NightGuard®	#2	Bruxism (Teeth Grinding)	29.6	31.2
The Doctor’s® Brushpicks®	#2	Disposable Dental Picks	15.9	44.4
BC®/Goody's®	#1	Analgesic Powders	98.3	61.5
Beano®	#1	Gas Prevention	86.7	90.6
Debrox®	#1	Ear Drops/Treatments	28.3	89.4
Gaviscon® (5)	#2	Upset Stomach Remedies	15.8	95.0
Dermoplast®	#3	Pain Relief Sprays	15.0	61.0
Murine®	#2	Personal Ear Care/Ear Drops & Treatments	10.1	67.4
New-Skin®	#1	Liquid Bandages	56.3	84.8
Wartner®	#3	Wart Removal	3.9	29.2

Household Cleaning:
Chore Boy®	#2	Soap Free Metal Scrubbers	22.2	30.9
Comet®	#2	Abrasive Tub and Tile Cleaner	32.8	98.8
Spic and Span®	#6	Dilutable All Purpose Cleaner	3.0	51.5

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market share and ranking for our brands based in part on data generated by SymphonyIRI Group, Inc., an independent market research firm (“IRI”). IRI reports retail sales data in the food, drug and mass merchandise markets.  However, IRI data does not include Walmart point of sale data, as Walmart ceased providing sales data to the industry in 2001.  Although Walmart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Walmart's exclusion from the data analyzed by the Company above does not significantly change our market share or ranking relative to our competitors.

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)	“Market share” is based on sales dollars in the United States, as calculated by IRI for the 52 weeks ended March 18, 2012.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by IRI for the 52 weeks ended March 18, 2012.  ACV measures the ratio of the weighted sales volume of stores that sell a particular product to all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand may not be as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

(5)	Gaviscon is distributed by us in Canada only and the market information was obtained from an independent third party market research firm.

Our products are sold through multiple channels, including mass merchandisers and drug, grocery, dollar and club stores, which reduces our exposure to any single distribution channel.

We have developed our brand portfolio through the acquisition of strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as growth brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners.  Consequently, these brands did not benefit from the focus of senior level personnel or strong marketing support.  We also believe that the brands we have purchased from smaller private companies were constrained by the limited financial resources of their prior owners.  After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network.  We pursue this growth through increased advertising and promotion, new sales and marketing strategies, improved packaging and formulations and innovative new products.  Our business, business model, competitive strengths and growth strategy face various risks that are described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Genomma Labs Proposal
On February 21, 2012, Genomma Lab Internacional, S.A.B. de C.V. (“Genomma”) made a highly conditional unsolicited, non-binding proposal to acquire all of the Company's common stock at a price of $16.60 per share.  After careful review of Genomma's proposal, and with the assistance of its financial and legal advisors, the Company's Board of Directors unanimously determined that Genomma's proposed price was inadequate and the proposal was not in the best interests of the Company and its stockholders.
On March 15, 2012, Genomma announced its intention to nominate a slate of five nominees for election to the Board at the Annual Meeting of Stockholders and to present a proposal to repeal certain bylaws at the Annual Meeting.  On May 3, 2012, Genomma announced that it had withdrawn its proposal to acquire the Company's common stock. On May 10, 2012, Genomma advised the Company that it had withdrawn its (i) slate of nominees for election to the Company's Board and (ii) proposal to repeal certain bylaws of the Company.
Competitive Strengths

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market well-recognized consumer brands, many of which were established over 60 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category. Our five legacy core OTC Healthcare brands are Chloraseptic, Clear Eyes, Compound W, Little Remedies and The Doctor's. As a result of our fiscal 2011 acquisitions, we added four brands to our core OTC Healthcare brands (Efferdent, Pediacare, Luden's, and Dramamine). In fiscal 2012 we added five brands to our core OTC Healthcare brands (BC, Goody's, Beano, Gaviscon and Debrox).  We provide significant marketing support to our core brands that is designed to enhance our sales growth and our long-term profitability.  The markets in which we sell our products, however, are highly competitive and include numerous national and global manufacturers, distributors, marketers and retailers.  Many of these competitors have greater research and development and financial resources than us and may be able to spend more aggressively on sales, advertising and marketing programs and research and development, which may have an adverse effect on our competitive position.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs and the ability to extend our highly recognizable brand names to other products.  In an example of this philosophy, in 2012, we launched four new PediaCare Infant Formula products, PediaCare 24 Hour Allergy Relief, Dramamine for Kids, Efferdent Crystals, Efferdent PM overnight denture cleanser, and Comet Stainless Steel. In 2011, we launched Little Fevers® Fever Reducer and Little Colds® Honey Elixir under our Little Remedies line in addition to Clear Eyes Cooling Comfort Redness Relief and Itchy Eye Relief. In 2010, we restaged our entire Chloraseptic lozenge product line with a new soothing liquid center formula.  Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful and may be discontinued in the future.

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

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2012	51.6	12.9	0.1
2011	50.8	12.5	0.2
2010	52.4	11.7	0.2

In 2012, our gross margin percentage increased 80 basis points due primarily to the brands we acquired in the GSK Brands I acquisition as such brands have higher gross margins. In 2011, our gross margin percentage decreased 160 basis points due primarily to the brands we acquired in the Blacksmith acquisition as such brands have higher costs to produce. General and administrative costs, as a percentage of total revenues, increased 40 basis points in 2012 versus 2011, primarily as a result of costs associated with the acquisition of GSK Brands I. General and administrative costs, as a percentage of total revenues, increased 80 basis points in 2011 versus 2010, primarily as a result of costs associated with the Blacksmith and Dramamine acquisitions.

Management Team with Proven Ability to Acquire, Integrate and Grow Brands
Our business has grown through acquisition, integration and expansion of the many brands we have purchased.  Our management team has significant experience in consumer product marketing, sales, legal and regulatory compliance, product development and customer service.  Unlike many larger consumer products companies, which we believe often entrust their smaller brands to successive junior employees, we dedicate experienced managers to specific brands.  We seek more experienced personnel to bear the substantial responsibility of brand management and to effectuate our growth strategy.  These managers nurture the brands to allow the brands to grow and evolve.

Growth Strategy

In order to continue to enhance our brands and drive growth we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising;

•	Sales Excellence;

•	Extraordinary Customer Service; and

•	Innovation and Product Development.

We execute this strategy through the following efforts:

•	Investments in Advertising and Promotion

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted coupon programs and in-store advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  For example, in 2011, after acquiring Efferdent, Effergrip, PediaCare, Luden's, NasalCrom and Dramamine, we spent approximately 28.4% of the revenues associated with these combined brands in order to drive future growth. In 2012, the advertising and promotion spend related to these brands was 16.0% of revenue. Additionally, advertising and promotion spend for our five legacy core OTC Healthcare products was approximately 15.0% and 15.8% of revenue in 2012 and 2011, respectively. Similarly on the core brands acquired from GSK, we expect to spend in 2013 at levels above our spending on our legacy core OTC Healthcare products. Given the competition in our industry and the contraction of the U.S. economy, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, no assurance can be given that we can maintain any increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2012, we launched four new PediaCare Infant Formula products, PediaCare 24 Hour Allergy Relief, Dramamine for Kids, Efferdent Power Clean Crystals, Efferdent PM, and Luden's with Vitamin C, Clear Eyes All Season Outdoor Eye Drop, New Skin Anti-Chafing Spray and Comet Stainless Steel Cleanser line. In addition, we introduced a new AccuSafe® dosing system across our Little Remedies and PediaCare infant analgesics products. In 2011, we launched Little Fevers Fever Reducer and Little Colds Honey Elixir under our Little Remedies line in addition to Clear Eyes Cooling Comfort Redness Relief and Itchy Eye Relief. In 2010, we restaged the Chloraseptic solid lozenge product line and introduced a soothing liquid center lozenge. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels

Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we have altered our focus by expanding our reliance on direct sales while reducing our reliance on brokers.  We believe this philosophy allows us to better:

•Know our customer;

•Service our customer; and

•Support our customer.

While we make great efforts to both maintain our customer base and grow in new markets, there is a risk that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our sales, business, financial condition and results from operations.

•	Growing Our International Business

International sales beyond the borders of North America represented 3.5%, 4.2% and 4.3% of revenues in 2012, 2011, and 2010, respectively.  We have designed and developed both products and packaging for specific international markets and expect that our international revenues will grow as a percentage of total revenues.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license a large multinational company to market the Comet brand in Eastern Europe.  Since a number of our other brands have previously been sold internationally, we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition (see "Our History and Accomplishments" below). In 2012, we acquired 17 OTC healthcare brands from GSK. In 2011, we acquired five brands from Blacksmith and acquired Dramamine. Prior to these three acquisitions, our last acquisition was the Wartner brand of OTC wart treatment products in 2007.  While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our operating results could be adversely affected in the event we (i) do not realize all of the anticipated operating synergies and cost savings from acquisitions, (ii) do not successfully integrate acquisitions or (iii) pay too much for these acquisitions. In the past, we utilized various debt offerings to help us acquire certain brands or businesses. For example, in 2012, we completed an offering of senior notes, entered into new senior secured term loan and revolving credit facilities and ratably secured our existing senior notes with the new term loan facility. We used the net proceeds from the senior notes offering, together with borrowings under the new senior secured term loan facility, to finance the acquisition of the 17 OTC brands acquired from GSK, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. In 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better positioned us to pursue the Blacksmith and Dramamine acquisitions and potential future acquisition targets.

Market Position

During 2012, approximately 67.0% of our net revenues were from brands with a number one or number two market position, compared with approximately 73.0% and 76.3% during 2011 and 2010, respectively.  These brands were Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, The Doctor’s, Murine and New-Skin for each of the above periods as well as Dramamine and Efferdent in 2011 and 2012 and BC/Goody's, Beano, Debrox and Gaviscon in 2012.

See “Major Brands” above for information regarding market share and ACV calculations.

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

In April 2004, we acquired Bonita Bay Holdings, Inc. (“Bonita Bay”), the parent holding company of Prestige Brands International, Inc., which conducted its business under the “Prestige” name.  After we completed the Bonita Bay acquisition, we began to conduct our business under the “Prestige” name as well.  The Bonita Bay brand portfolio included Chloraseptic, Comet, Clear Eyes and Murine.

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

In September 2006, we acquired Wartner USA B.V. (“Wartner”), the owner of the Wartner brand of OTC wart treatment products in the U.S. and Canada.  The Wartner brand, which is the number three brand in the U.S. OTC wart treatment category, has enhanced and we expect will continue to enhance our market position in the category, complementing Compound W.

On October 28, 2009, we sold our three shampoo brands - Prell Shampoo, Denorex Dandruff Shampoo and Zincon Dandruff Shampoo.  The terms of the sale included an upfront receipt of $8.0 million in cash, with a subsequent receipt of $1.0 million on October 28, 2010.   We used the proceeds from the sale to reduce outstanding bank indebtedness. The operating results of Denorex, Prell, and Zincon are presented as discontinued operations in the Consolidated Financial Statements for the year ended March 31, 2010.

In March 2010, we refinanced our outstanding long-term indebtedness through entry into a $150.0 million senior term loan facility due April 1, 2016 (the “2010 Senior Term Loan”), and the issuance of $150.0 million in senior notes with an 8.25% interest rate due 2018.  Proceeds from the new indebtedness were used to retire our senior term loan facility originally due April 1, 2011 and 9.25% senior subordinated notes originally due April 15, 2012.  Additionally, our new credit agreement included a $30.0 million revolving credit facility due April 1, 2015. The refinancing and new credit facility improved our liquidity, extended maturities and improved covenant ratios, all of which better positioned us to pursue strategic acquisitions.

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. The operating results of Cutex are presented as discontinued operations in the Consolidated Financial Statements for the years ended March 31, 2011 and 2010.

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith for $190.0 million in cash, plus a working capital adjustment of $13.4 million. Additionally, we paid $1.1 million on behalf of Blacksmith for the sellers' transaction costs. As a result of this acquisition, we acquired five OTC brands: Efferdent, Effergrip, PediaCare, Luden's and NasalCrom. In connection with the acquisition of Blacksmith, in November 2010, we (i) executed an Increase Joinder to our existing credit agreement pursuant to which we entered into an incremental term loan in the amount of $115.0 million and increased our revolving credit facility by $10.0 million to $40.0 million; and (ii) issued 8.25% senior notes due 2018 in an aggregate principal amount of $100.0 million. The purchase price was funded from the incremental term loan and the issuance of 8.25% senior notes and cash on hand.

On January 6, 2011, we completed the acquisition of certain assets comprising the Dramamine brand in the United States for $77.1 million in cash, including transaction costs incurred in the acquisition of $1.2 million. The purchase price was funded by cash on hand. The Dramamine brand is complementary to our existing OTC brands.
On January 31, 2012, we completed the acquisition of the 15 GSK Brands I, including the related contracts, trademarks and inventory for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. On March 30, 2012, we completed the acquisition of the two GSK Brands II in the United States, including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory adjustment. The GSK Brands II include Debrox and Gly-Oxide.
On January 31, 2012, in connection with the completed acquisition of the GSK Brands I, we (i) issued 8.125% senior notes due in 2020 in an aggregate principal amount of $250.0 million (the “2012 Senior Notes”), and (ii) entered into a new senior secured credit facility, which consists of a $660.0 million term loan facility with a seven-year maturity (the “2012 Term Loan”) and a $50.0 million asset-based revolving credit facility with a five-year maturity (the “2012 ABL Revolver”). Additionally, in connection with the entry into the new senior secured credit facilities, we repaid the outstanding balance and terminated our 2010 Senior Term Loan.

Products
We conduct our operations through two principal business segments:

•	Over-the-Counter Healthcare; and

•	Household Cleaning.

Over-the-Counter Healthcare Segment

Our portfolio of OTC Healthcare products includes 14 core brands including four from the GSK acquisition. Our core OTC brands are: Chloraseptic sore throat remedies, Clear Eyes eye drops, Compound W wart removers, Little Remedies pediatric healthcare products, The Doctor’s brand of oral care products, Efferdent and Effergrip denture products, Luden's cough drops, PediaCare pediatric healthcare products, Dramamine motion sickness products, BC and Goody's Analgesic powders, Beano gas prevention, Gaviscon antacids and Debrox ear drops. Our other significant brands include Dermoplast first-aid products, Murine eye and ear care products, NasalCrom allergy relief product, New-Skin liquid bandage, and Wartner wart removers.  In 2012, the OTC Healthcare segment accounted for 78.2% of our net revenues compared to 69.7% and 62.2% in 2011 and 2010, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment.  The Chloraseptic brand has an ACV of 87.9% and is number one in sore throat liquids/lozenges with a 42.8% market share.

Clear Eyes
Clear Eyes, with an ACV of 88.1%, has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye.  Clear Eyes is among the leading brands in the OTC personal eye care category.  The 0.5 oz. size of Clear Eyes redness relief eye drops is the number two selling product in the eye allergy redness relief category and Clear Eyes is the number two brand in that category with 17.2% market share.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced almost 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off®, a cryogenic-based wart removal system.  We believe that Compound W is one of the most trusted names in wart removal. Compound W is the number two wart removal brand in the United States with a 35.9% market share and an ACV of 91.8%.

Dramamine
Dramamine is the number one brand in the $52.4 million Motion Sickness Tablets category with a 37.4% market share and distribution of over 94.4% ACV. The product line includes a Less Drowsy formula and Chewable form in addition to the top selling Dramamine original product.

Efferdent and Effergrip
Efferdent Denture Cleanser holds a 30.3% share and the number two position in the $75.8 million Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser segment. Efferdent enjoys distribution of over 93.9% ACV. Effergrip denture adhesive competes in the $143.9 million adhesives category and holds a 0.9% share of the market.

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

Luden's
Luden's throat drops heritage spans more than 120 years. Among the fastest growing brands in the $338.3 million cough drops category, Luden's has a 6.7% share of the market and distribution of more than 96.8% ACV. Luden's Wild Cherry is the number one selling item in the cough drop category, and a Sugar Free line extension was launched in 2011.

PediaCare
PediaCare is a full line of pediatric multi-symptom cough, cold and allergy products. In 2011, the brand launched a comprehensive line of pain relievers and fever reducers for both children and infants in addition to a new 24 Hour Allergy Relief offering. PediaCare currently holds a 5.5% share of the market and the number three position in the $661.0 million Pediatric Healthcare market. All PediaCare products combined have distribution of 87.5% ACV.

The Doctor’s
The Doctor’s is a line of products designed to help consumers maintain good oral hygiene in between dental office visits.  The market is driven primarily by two niche segments: bruxism (nighttime teeth grinding) and interdental cleaning.  The Doctor’s NightGuard dental protector was the first FDA cleared OTC treatment for bruxism.

BC/Goody's
BC and Goody's compete in the $1,970.8 million Adult Analgesic category (FDMx). They are the number one OTC pain relievers in a powder form.   Developed in the Southeast region over 80 years ago, their unique form delivers fast pain relief. The combined brands have a 1.7% share in FDMx nationally, but are the number one adult analgesic in Southeast Convenience stores (AC Nielsen).  BC is available in Original and Arthritis formulas.  Goody's includes Extra Strength, Back & Body, PM and Cool Orange.

Beano
Beano commands over 85.0% of the gas prevention segment and the number one overall position in the $168.1 million anti-gas category. The product is formulated with a unique digestive enzyme that works naturally with the body to prevent gas symptoms before they start. In 2010, the brand developed a proprietary delivery system and launched Beano Meltaways, a dissolvable tablet that fills the consumer need for a more discreet way to manage the condition. Beano enjoys distribution across the food, drug, mass merchandiser and wholesale club channels.

Debrox
Debrox is the number one brand of OTC ear wax removal aids, with a 28.3% share of the ear drops and treatments category. The product line consists of two sale items: an ear wax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing ear wax build up while in the privacy of their homes. Debrox is the number one trusted brand with doctors and pharmacists, and is their number one choice for a recommended treatment to their patients with ear wax build up.

Gaviscon
Gaviscon is currently the number two brand in the $136.5 million Canadian upset stomach remedy category with a 15.8% market share. The brand grew more than 14.0% in 2011. Gaviscon's success is attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to inhibit stomach acid from backing up into the esophagus. Gaviscon is widely distributed throughout Canadian food, drug, mass merchandise and wholesale clubs.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2012, the Household Cleaning segment accounted for 21.8% of our revenues, compared with 30.3% and 37.8% in 2011 and 2010, respectively.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920s.  Over the years, the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  Chore Boy products are currently sold in food and drug stores, mass merchandisers, and in hardware and convenience stores.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized Household Cleaning brands with an ACV of 98.8%.  Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the Household Cleaning category that includes abrasive powders, creams, liquids and non-abrasive sprays.  Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

Spic and Span
Spic and Span was introduced in 1925 and is marketed as the complete home cleaner with three product lines consisting of (i) dilutables, (ii) an anti-bacterial hard surface spray for counter tops and (iii) glass cleaners.  Each of these products can be used for multi-room and multi-surface cleaning.

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based upon the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing professionally designed, creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products and the execution of professionally designed support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands, which we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year to year and generally revolve around new product introductions.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 69.5%, 74.4% and 79.6% of our combined gross sales for 2012, 2011 and 2010, respectively.  Our sales management team has grown to 42 people in order to focus on our key customer relationships.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores.  The following table sets forth the percentage of gross sales across our five major distribution channels during each of the three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2012	2011	2010
Mass	33.2	33.0	34.9
Food	21.1	21.8	21.0
Drug	25.8	25.0	24.1
Dollar	9.4	9.8	10.7
Club	2.3	2.3	2.3
Other	8.2	8.1	7.0

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product line, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, CVS, Target and Dollar Tree.  Sales to our top five and ten customers accounted for approximately 40.0% and 50.1% of total gross sales, respectively, in 2012 compared with approximately 41.7% and 53.0%, respectively, in 2011 and approximately 45.6% and 57.3%, respectively, in 2010.  No single customer other than Walmart accounted for more than 10% of our gross sales in any of those years and none of our other top five customers accounted for less than 3% of our gross sales in any of those years. During 2012, 2011 and 2010, Walmart accounted for approximately 18.9%, 20.3% and 24.4%, respectively, of our gross revenues.

Our strong customer relationships and product recognition provide us with a number of important opportunities including (i) minimization of slotting fees, (ii) maximization of new product introductions, (iii) maximization of shelf space prominence and (iv) minimization of cash collection days.  We believe that management’s emphasis on strong customer relationships, speed and flexibility and leading sales technology capabilities, combined with consistent marketing support programs and ongoing product innovation, will continue to maximize our competitiveness in the increasingly complex retail environment.

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Kmart	Drug	CVS
	Meijer		Rite Aid
	Target		Walgreens
Walmart
		Dollar	Dollar General
Food	Ahold		Dollar Tree
	Kroger		Family Dollar
Publix
	Safeway	Club	BJ’s Wholesale Club
	Supervalu		Costco
Sam’s Club

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill all of our manufacturing needs.  We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance and (v) competitive pricing.  We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services from product development through the manufacturing of finished goods.  They are responsible for such matters as (i) production planning, (ii) product research and development, (iii) procurement, (iv) production, (v) quality testing, and (vi) almost all capital expenditures.  In most instances, we provide our contract manufacturers with guidance in the areas of (i) product development, (ii) performance criteria, (iii) regulatory guidance, (iv) sourcing of packaging materials and (v) monthly master production schedules.  This management approach results in minimal capital expenditures and maximizes our cash flow, which allows us to reinvest to support our marketing initiatives, fund brand acquisitions or repay outstanding indebtedness.

At March 31, 2012, we had relationships with 42 third-party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 70.6% of our gross sales for 2012 compared to 11 manufacturers with long-term contracts that accounted for approximately 52.9% of our gross sales in 2011.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2012, suppliers for our key brands included (i) GlaxoSmithKline, (ii) Fitzpatrick Bros. Inc., (iii) Aspen Pharmacare, (iv) Pharma Tech Industries, (v) BestSweet, Inc., and (vi) Aaron Industries, Inc. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis which is generally based on batch sizes and results in no long-term obligations or commitments.

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

We manage product distribution in the mainland United States primarily through one facility located in St. Louis, which is owned and operated by a third-party provider.  Our warehouse provider provides warehouse services with respect to our full line of products, including storage, handling and shipping, as well as transportation services with respect to our full line of products, including, (i) complete management services, (ii) claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) automation and freight payment services.

If our warehouse provider abruptly stopped providing warehousing or transportation services to us, our business operations could suffer a temporary disruption while new service providers are engaged.  We believe this process could be completed quickly and any resulting temporary disruption would not be likely to have a significant effect on our operating results or financial condition.  However, a serious disruption, such as a flood or fire, to our distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time required to reopen or replace our distribution center.  As a result, any such serious or prolonged disruption could have a material adverse effect on our business, financial condition and results from operations.

Competition

The business of selling brand name consumer products in the OTC Healthcare and Household Cleaning categories is highly competitive.  These markets include numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater research and development and financial resources than we do.  Consequently, they may have the ability to spend more aggressively on advertising and marketing and research and development, and to respond more effectively to changing business and economic conditions.  If this were to occur, our sales, operating results and profitability could be adversely affected.  In addition, we are experiencing increased competition from “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict the extent to which our consumers will purchase “private label” products as an alternative to branded products.

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol® and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our PediaCare and Little Remedies brands; The Procter & Gamble Company, maker of Vicks®, and Reckitt Benckiser, maker of Cepacol®, each of which competes with our Chloraseptic brand; Kraft Foods, maker of Halls®, which competes with our Luden's brand; The Procter & Gamble Company, maker of Fixodent®, and GlaxoSmithKline, maker of Polident®, each of which competes with our Efferdent brand; and Insight Pharmaceuticals, Inc., maker of Bonine®, which competes with our Dramamine brand. Sunstar America, Inc., maker of the GUM® line of oral care products, as well as DenTek® Oral Care, Inc., which markets a dental protector for nighttime teeth grinding and interdental toothpicks, competes with our The Doctor's oral care brand.

Top competitors in our newly acquired OTC Healthcare categories include: McNeil-PPC (owned by Johnson & Johnson), maker of Tylenol®, Pfizer, maker of Advil® and Novartis Consumer Healthcare, maker of Excedrin®, each of which compete with our BC, Goody's and Ecotrin brands; the Procter & Gamble Company, maker of Metamucil®, which competes with our Fiber Choice brand; Novartis Consumer Healthcare, maker of Gas X®, which competes with our Beano brand; and GSK, maker of Tums®, which competes with our Gaviscon and Tagamet brands.

Competitors in the Household Cleaning category include: Henkel AG & Co., maker of Soft Scrub®, Colgate-Palmolive Company, maker of Ajax® Cleanser, and The Clorox Company, maker of Tilex®, each of which competes with our Comet brand.  Additionally, Clorox’s Pine Sol® and The Procter & Gamble Company’s Mr. Clean® compete with our Spic and Span brand, while 3M Company, maker of Scotch-Brite®, O-Cel-O® and Dobie® brands, and Clorox’s SOS®, compete with our Chore Boy brand.

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

Many of the competitors noted above are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions. See “Competitive Strengths” above for additional information regarding our competitive strengths and “Risk Factors” below for additional information regarding competition in our industry.

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third-party manufacturers on quality-related matters while we monitor their compliance with FDA regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of the highest quality and in compliance with known regulatory requirements.  If the FDA chooses to audit a particular manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product, which could have a material adverse effect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may also have a material adverse effect on our business, financial condition and results from operations.

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

Certain of our OTC drug products are Abbreviated New Drug Applications (“ANDA”) products and are manufactured and labeled in accordance with a FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

Certain of our OTC Healthcare products are medical devices regulated by the FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Cinch®, Clear Eyes, Comet, Compound W, Dermoplast, Dramamine, Efferdent, Effergrip, Freeze Off, Little Remedies, Longlast®, Luden's, Momentum®, Murine, NasalCrom, New-Skin, PediaCare, Percogesic®, Spic and Span, The Doctor’s Brushpicks, The Doctor’s NightGuard, Wartner, BC, Goody's, Ecotrin, Beano, Gaviscon, Phazyme, Tagamet, Fiber Choice, Sominex, Debrox and Gly-Oxide.

Our trademarks and trade names are how we convey that the products we sell are “brand name” products.  Our ownership of these trademarks and trade names is very important to our business, as it allows us to compete based on the value and goodwill associated with these marks.  We may also license others to use these marks.  Additionally, we own or license patents on innovative and proprietary technology.  The patents evidence the unique nature of our products, provide us with exclusivity and afford us protection from the encroachment of others.  None of the patents that we own or license, however, is material to us on a consolidated basis. Enforcing our rights, or the rights of any of our licensors, represented by these trademarks, trade names and patents is critical to our business, but is expensive.  If we are not able to effectively enforce our rights, others may be able to dilute our trademarks, trade names and patents and diminish the value associated with our brands and technologies, which could have a material adverse effect on our business, financial condition and results from operations.

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

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, Wartner and New-Skin.  The level of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products such as Chloraseptic, Little Remedies, Luden's and PediaCare during the fourth quarter cough/cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 105 full time individuals at March 31, 2012.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders

We had no backlog orders at March 31, 2012 or 2011.

Available Information

Our Internet address is www.prestigebrands.com.  We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and the Proxy Statement for our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference, including any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Prestige Brands Holdings, Inc.
90 North Broadway
Irvington, New York 10533
Attention: Secretary

We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of a Current Report on Form 8-K with the SEC, to the extent required under the Exchange Act.

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

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 17.2% within the allergy/redness eye drop segment, its top competitor, Visine®, has a market share of 29.7% in the same segment.  In contrast, certain of our brands with number two market positions have a similar market share relative to our competitors.  For example, Compound W has a number two market position of 35.9% and its top competitor, Dr. Scholl’s®, has a market position of 38.2% in the same category.  Finally, while our New-Skin liquid bandage product has a number one market position of 56.3%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category.  See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share calculations.

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

For 2012, our top five and ten customers accounted for approximately 40.0% and 50.1%, respectively, of our sales, compared with approximately 41.7% and 53.0%, respectively for 2011 and 45.6% and 57.3%, respectively for 2010.  Walmart, which itself accounted for approximately 18.9%, 20.3% and 24.4% of our sales in 2012, 2011 and 2010, respectively, is our only customer that accounted for 10% or more of our sales.  We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations.

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

The economic uncertainty surrounding the current United States recession has affected and could continue to materially affect our business because such economic challenges could adversely affect consumers, our customers and suppliers.  Specifically:

•	Consumer spending may continue to be curtailed resulting in downward pressure on our sales;

•
Our customers may continue to rationalize the number of products that reach store shelves resulting in a reduction of the number of products that are carried at retail, particularly those that are not number one or two in their category;

•
Our customers may continue to reduce overall inventory levels to strengthen their working capital positions which could result in additional sales reductions for us during those periods that our customers implement such strategies;

•	Our customers may continue to increase the number and breadth of products that are sold via their “private label” to the detriment of our branded products;

•
Our customers may continue to rationalize store count, closing additional marginally performing stores resulting in sales reductions, potential working capital reductions, and an inability to repay amounts owed to us; and

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

All of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers may not allocate sufficient capacity to us in order that we may meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times can compromise required product validation and stability protocol, which may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.  One supplier, which the Company inherited in connection with the GSK acquisition, filed for bankruptcy protection. The Company is attempting to arrange for an alternative supplier, however, given the time required, we may be unable to fulfill our product needs for one of our brands sold internationally if the current supplier is unable to meet our needs. In general, the consequences of not securing adequate and timely supplies of merchandise would negatively impact inventory levels, sales and gross margins, and could have a material adverse effect on our business, financial condition and results from operations.

These manufacturers may also increase the cost of the products we purchase which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers.  A situation such as this could also have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2012, we had relationships with 42 third-party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 70.6% of our gross sales for 2012 compared to 11 manufacturers with long-term contracts that produced approximately 52.9% of gross sales in 2011.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Price increases for raw materials, labor, energy and transportation costs could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins) and packaging component prices and labor, energy and fuel costs could have a significant impact on our 2013 results from operations.  Consequently, if we are unable to increase the price for our products or continue to achieve cost savings in a rising cost environment, such cost increases would reduce our gross margins and could have a material adverse effect on our results from operations. If we increase the price for our products in order to maintain gross margins for our products, such increase may adversely affect demand for, and sales of, our products which could have a material adverse effect on our financial condition and results of operations.

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

The majority of our growth has been driven by acquiring other brands and companies.  At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus.  Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing.  These efforts could divert the attention of our management and key personnel from our business operations.  If we complete acquisitions, we may also experience:

•	Difficulties achieving, or an inability to achieve, our expected returns;

•	Difficulties in integrating any acquired companies, suppliers, personnel and products into our existing business;

•	Delays in realizing the benefits of the acquired company or products;

•	Higher costs of integration than we anticipated;

•	Difficulties in retaining key employees of the acquired business who are necessary to manage the business;

•	Difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•	Adverse customer or stockholder reaction to the acquisition.

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

During 2012, 2011 and 2010, approximately 3.5%, 4.2% and 4.3%, respectively, of our total revenues were attributable to our international business.  We generally rely on brokers and distributors for the sale of our products in foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

•	Changes in the legislative or regulatory requirements of the countries or regions where we do business;

•	Currency controls which restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

•
Fluctuating foreign exchange rates could result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third-party manufacturers;

•	Regulatory oversight and its impact on our ability to get products registered for sale in certain markets;

•	Potential trade restrictions and exchange controls;

•	Inability to protect our intellectual property rights in these markets; and

•	Increased costs of compliance with general business and tax regulations in these countries or regions.

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

The FDC Act and FDA regulations require that the manufacturing processes of our third-party manufacturers must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs.  A history of past compliance is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

If we or our third-party manufacturers fail to comply with applicable federal, state, local or foreign regulations, we could be required to:

•	Suspend manufacturing operations;

•	Modify product formulations or processes;

•	Suspend the sale of products with non-complying specifications; or

•	Change product labeling, packaging or advertising or take other corrective action.

In addition, we could be required for a variety of reasons to initiate product recalls, which we have recently done on several occasions. Any of the foregoing actions could have a material adverse effect on our business, financial condition and results from operations.

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

We may be required to pay for losses or injuries purportedly caused by our products.  From time to time we have been and may again be subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or inadequate warnings concerning side effects and interactions with other substances.  Any product liability claims may result in negative publicity that may adversely affect our sales and operating results.  Also, if one of our products is found to be defective we may be required to recall it.  This may result in substantial costs and negative publicity which may adversely affect our sales and operating results.  Although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results from operations.  In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

If we are unable to protect our intellectual property rights our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks, trade names and patents.  Our trademarks and trade names convey that the products we sell are “brand name” products.  We believe consumers ascribe value to our brands, some of which are over 100 years old.  We own or license the material trademarks, trade names and patents used in connection with the packaging, marketing and sale of our products.  These rights prevent our competitors or new entrants to the market from using our valuable brand names and technologies.  Therefore, trademark, trade name and patent protection is critical to our business.  Although most of our material intellectual property is registered in the United States and in applicable foreign countries, we may not be successful in asserting protection.  If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our business, financial condition and results from operations.

Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace.  Brand dilution or the introduction of competitive brands could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, and thereby negatively impact our sales.  Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources, financial or otherwise, to protect these rights through litigation or other means.  In addition, third parties may assert claims against our intellectual property rights and we may not be able to successfully resolve those claims causing us to lose our ability to use our intellectual property that is the subject of those claims.  Such loss could have a material adverse effect on our business, financial condition and results from operations.  Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights which could require us to incur substantial fees and expenses and have a material adverse effect on our business, financial condition and results from operations.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired.  We recorded charges in 2010 and 2009 for impairment of certain assets and in the event that the value of those assets become further impaired or our business is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities.  As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

At March 31, 2012, our total indebtedness, including current maturities, is approximately $1,135.0 million.

Our indebtedness could:

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Limit our ability to engage in strategic acquisitions;

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

The terms of the indentures governing the 8.25% senior notes and the 8.125% senior notes, and the credit agreement governing the 2012 senior credit facility allow us to issue and incur additional debt upon satisfaction of conditions set forth in the respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2012, we had $50.0 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

Our senior credit facility and the indenture governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

•	Borrow money or issue guarantees;

•	Pay dividends, repurchase stock from or make other restricted payments to stockholders;

•	Make investments or acquisitions;

•	Use assets as security in other transactions;

•	Sell assets or merge with or into other companies;

•	Enter into transactions with affiliates;

•	Sell stock in our subsidiaries; and

•	Direct our subsidiaries to pay dividends or make other payments to us.

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

In addition, the new senior credit facility requires us to maintain certain leverage, interest coverage and fixed charge ratios.  Although we believe we can continue to meet and/or maintain the financial covenants contained in our credit agreement, our ability to do so may be affected by events outside our control.  Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility.  Any failure by us to comply with the terms and conditions of the credit agreement and the indenture governing the senior notes could have a material adverse effect on our business, financial condition and results from operations.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2012 would have been approximately $1,135.0 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness.  At March 31, 2012, the book value of our current assets was $147.0 million.  Although the book value of our total assets was $1,758.3 million, approximately $1,574.2 million was in the form of intangible assets, including goodwill of $173.7 million, a significant portion of which is illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

Any failure to comply with the restrictions of the senior credit facility, the indentures governing the senior notes or any other subsequent financing agreements may result in an event of default.  Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions apply.  In addition, the lenders may be able to terminate any commitments they had made to supply us with additional funding.  As a result, any default by us under our credit agreement, indentures governing the senior notes or any other financing agreement, could have a material adverse effect on our business, financial condition and results from operations.

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

Our annual and quarterly results from operations may fluctuate significantly because of several factors, including:

•	Increases and decreases in average quarterly revenues and profitability;

•	The rate at which we make acquisitions or develop new products and successfully market them;

•	Our inability to increase the sales of our existing products and expand their distribution;

•	Adverse regulatory or market events in our international markets;

•	Litigation matters;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Unanticipated increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

Our amended and restated certificate of incorporation provides that our board of directors is authorized to issue from time to time, without further stockholder approval, up to five million shares of preferred stock in one or more series of preferred stock issuances.  Our board of directors may establish the number of shares to be included in each series of preferred stock and determine, as applicable, the voting and other powers, designations, preferences, rights, qualifications, limitations and restrictions for such series of preferred stock.  The shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders.  The shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Irvington, New York, a suburb of New York City.  Primary functions performed at the Irvington facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  We believe our Irvington facility is adequate and the lease expires on April 30, 2014.  We also have an administrative center in Jackson, Wyoming which we also believe is adequate.  Primary functions performed at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2012; however, we have the option to renew the lease on an annual basis. Both of our facilities serve the OTC Healthcare and Household Cleaning segments.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking our reserves into account, will not have a material adverse effect on our business, financial condition or results from operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low closing prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through April 30, 2012 are as follows:

	High	Low
Year Ending March 31, 2013
April 1, 2012 - April 30, 2012	$17.75	$16.99

Year Ended March 31, 2012
Quarter Ended:
June 30, 2011	$12.91	$10.87
September 30, 2011	13.44	8.37
December 31, 2011	11.68	8.33
March 31, 2012	17.73	11.21

Year Ended March 31, 2011
Quarter Ended:
June 30, 2010	$9.95	$7.08
September 30, 2010	9.93	7.21
December 31, 2010	12.15	9.82
March 31, 2011	12.59	10.60

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by us during the quarter ended March 31, 2012 that were not registered under the Securities Act.

There were no purchases of shares of our common stock made during the quarter ended March 31, 2012, by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of April 30, 2012, there were 38 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

Common Stock
We have not in the past paid, and do not expect for the foreseeable future to pay, cash dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, or to pay down our outstanding indebtedness.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results from operations, financial condition, capital requirements and contractual restrictions limiting our ability to declare and pay cash dividends, including restrictions under our 2012 Term Loan and the indentures governing our senior notes, and any other considerations our board of directors deems relevant.

Preferred Stock Dividend
On February 26, 2012, we declared a dividend of one preferred share purchase right (a “Right”), payable on March 8, 2012, for each share of our common stock, par value $0.01 per share, outstanding as of March 8, 2012 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at a price of $65.00 per one one-thousandth of a Preferred Share represented by a Right, subject to a dilution adjustment.

In connection with the distribution of the Rights, we entered into a Rights Agreement (the “Rights Agreement”), dated as of February 27, 2012, between us and Computershare Trust Company, N.A., as Rights Agent. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2007, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our old and new peer group indices. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2007.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The new peer group index was established in 2011 by the Company in connection with research regarding improvements to our executive compensation program in light of the significant recent growth of the Company.  Based on the Company’s use of the new peer group for executive compensation benchmarking purposes, we believe the new peer group should be included in the Performance Graph.  The Company previously used the old peer group.

COMPARISON OF CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
Prestige Brands Holdings, Inc.
Russell 2000 Index
S&P Smallcap 600 Index
New Peer Group Only
Old Peer Group Only

ASSUMES $100 INVESTED ON MAR. 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31 2012

	March 31,
Company/Market/Peer Group	2007	2008	2009	2010	2011	2012
Prestige Brands Holdings, Inc.	$100.00	$69.03	$43.71	$75.95	$97.05	$147.51
Russell 2000 Index	100.00	87.01	54.37	88.49	111.32	111.10
S&P SmallCap 600 Index	100.00	89.40	55.37	90.80	113.74	119.44
New Peer Group Index (1)	100.00	79.46	51.44	87.73	111.42	126.89
Old Peer Group Index (1)	100.00	88.30	49.64	88.11	114.06	126.49

(1)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The new peer group index was constructed in connection with the Company’s analysis of its executive compensation program in light of the Company's significant recent growth. The new peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Hi Tech Pharmacal Co. Inc., (iv) Helen of Troy, Ltd., (v) Inter Parfums, Inc., (vi) Lifetime Brands, Inc., (vii) Maidenform Brands, Inc., (viii) Smart Balance, Inc., (ix) USANA Health Sciences, Inc., (x) WD-40 Company, and (xi) Zep, Inc. The old peer group index included some of the same companies as well as companies of smaller sizes.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.

(In thousands, except per share data)	Year Ended March 31,
	2012	2011	2010	2009	2008
Income Statement Data
Total revenues	$441,085	$336,510	$292,602	$294,346	$306,571
Cost of sales (1)	213,701	165,632	139,158	138,909	145,968
Gross profit	227,384	170,878	153,444	155,437	160,603
Advertising and promotion	57,127	42,897	30,923	37,376	33,733
General and administrative (2)	56,700	41,960	34,195	31,888	31,414
Depreciation and amortization	10,734	9,876	10,001	8,872	8,667
Impairment of goodwill and intangibles	—	—	—	249,285	—
Interest expense, net	41,320	27,317	22,935	28,436	37,393
Gain on settlement	(5,063)	—	—	—	—
Other expense (income)	5,409	300	2,656	—	(187)
Income (loss) from continuing operations before income taxes	61,157	48,528	52,734	(200,420)	49,583
Provision (benefit) for income taxes	23,945	19,349	20,664	(10,876)	18,558
Income (loss) from continuing operations	37,212	29,179	32,070	(189,544)	31,025

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	—	591	(112)	2,768	2,894
(Loss) gain on sale of discontinued operations, net of income tax	—	(550)	157	—	—
Net income (loss) available to common stockholders	$37,212	$29,220	$32,115	$(186,776)	$33,919

Basic earnings per share:
Income (loss) from continuing operations	$0.74	$0.58	$0.64	$(3.80)	$0.62
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	0.06	0.06
Net income (loss)	$0.74	$0.58	$0.64	$(3.74)	$0.68
Diluted earnings per share:
Income (loss) from continuing operations	$0.73	$0.58	$0.64	$(3.80)	$0.62
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	0.06	0.06
Net income (loss)	$0.73	$0.58	$0.64	$(3.74)	$0.68

Weighted average shares outstanding:
Basic	50,270	50,081	50,013	49,935	49,751
Diluted	50,748	50,338	50,085	49,935	50,039

	Year Ended March 31,
Other Financial Data	2012	2011	2010	2009	2008
Capital expenditures	$606	$655	$673	$481	$488
Cash provided by (used in):
Operating activities	67,452	86,670	59,427	66,679	44,989
Investing activities	(662,206)	(275,680)	7,320	(4,672)	(537)
Financing activities	600,434	161,247	(60,831)	(32,904)	(52,132)

	March 31,
Balance Sheet Data	2012	2011	2010	2009	2008
Cash and cash equivalents	$19,015	$13,334	$41,097	$35,181	$6,078
Total assets	1,758,276	1,056,918	791,412	801,381	1,049,156
Total long-term debt, including current maturities	1,135,000	492,000	328,087	378,337	411,225
Stockholders’ equity	402,728	361,832	329,059	294,385	479,073

(1)	For 2012 and 2011, cost of sales included $1.8 million and $7.3 million, respectively, of charges related to the step-up of inventory associated with acquisitions.

(2)
General and administrative expense included $13.8 million of costs related to the GSK brands acquisition, $1.7 million of unsolicited offer defense costs in 2012, and $7.7 million of costs related to the acquisitions of Blacksmith and Dramamine in 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data” and the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as those described in future reports filed with the SEC.

General
We are engaged in the marketing, sales and distribution of brand name Over-the-Counter (“OTC”) Healthcare and Household Cleaning products to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States and Canada.  We continue to use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our brand portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  We pursue this growth through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations, and innovative development of brand extensions.

Acquisitions

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline plc (“GSK”) to acquire a total of 17 North American OTC pharmaceutical brands for $660.0 million in cash. On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK agreement, the acquisition of 15 North American OTC healthcare brands owned by GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory.

The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. These brands are complementary to our existing OTC Healthcare portfolio.

On March 30, 2012, we completed the acquisition of the other two OTC pharmaceutical brands, the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment. The GSK Brands II are also complementary to our existing OTC Healthcare portfolio.

These acquisitions were accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The purchase price of GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
In April 2012, we received the post-closing inventory and apportionment adjustments to the acquisitions of the GSK Brands I and GSK Brands II, which required an additional $2.8 million to be paid to GSK.

Concurrent with the closing of the transaction on January 31, 2012, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK is to provide various services including: marketing, operations, finance and other services from the acquisition date through June 30, 2012. As part of the TSA, GSK will, among other things, ship products, invoice customers, collect from customers and pay certain vendors on our behalf. Our costs under the TSA are approximately $2.5 million per month for the length of the agreement and may be reduced if we remove certain services as we transition these processes to us. We incurred $5.0 million in TSA costs for the period ended March 31, 2012. Pursuant to such arrangement, we will receive, on a monthly basis the net amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf. As a result, a net amount due of $8.4 million from GSK is included in our accounts receivable at March 31, 2012.

The allocation of the purchase price to assets acquired is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our preliminary allocation of the $662.8 million purchase price to the assets we acquired at the GSK Brands I and GSK Brands II (collectively, the “GSK Brands”) acquisition dates:

(In thousands)	GSK Brands I (January 31, 2012)	GSK Brands II (March 30, 2012)	Total
Inventory	$14,820	$250	$15,070
Prepaid expenses	3,575	—	3,575
Trade names	542,892	81,257	624,149
Goodwill	17,401	2,605	20,006
Total purchase price	$578,688	$84,112	$662,800

Transaction and other costs of $13.8 million associated with the GSK Brands acquisition are included in general and administrative expenses in our Consolidated Statement of Operations for 2012.

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired. The amount of goodwill deductible for tax purposes is $20.0 million.

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at March 31, 2012 was 19.1 years.

The operating results of GSK Brands I have been included in our Consolidated Financial Statements from February 1, 2012, the day following the date of acquisition. Revenues of the acquired operations from February 1, 2012 through March 31, 2012 were $30.4 million and the net loss was $2.8 million. The operating results of GSK Brands II will be included in our Consolidated Financial Statements beginning April 1, 2012. Accordingly, we did not record any revenues or operating results in the accompanying Consolidated Financial Statements related to GSK Brands II.

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
As a result of this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. We believe, the acquisition of the five brands enhances our position in the OTC market and that these brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
The Blacksmith acquisition was accounted for in accordance with the Business Combinations topic of the ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes our final allocation of the $203.4 million purchase price to the assets we acquired and liabilities we assumed on the Blacksmith acquisition date:

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

Transaction and other costs of $7.2 million associated with the Blacksmith acquisition are included in general and administrative expenses in our statement of operations for 2011.

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of net assets acquired. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated useful life of 15 years. The weighted average remaining life for the amortizable intangible assets at March 31, 2012 was 13.6 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations from November 1, 2010 through March 31, 2011 were $34.8 million and the net loss was $4.8 million.

The following table provides our combined unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the results of Blacksmith and GSK Brands occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence processes associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company's borrowing and tax rates. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the acquisition of the Blacksmith and GSK brands been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Year Ended March 31,
(In thousands, except per share data)	2012	2011
	(Unaudited)
Revenues	$616,849	$599,543
Income from continuing operations	69,989	34,913

Basic earnings per share:
Income from continuing operations	$1.39	$0.70

Diluted earnings per share:
Income from continuing operations	$1.38	$0.69

Dramamine Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was $77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs of $1.2 million incurred in the acquisition. We acquired the Dramamine brand primarily to expand our brand offerings and complement our existing OTC brands. The purchase price was funded by cash on hand.

In accounting for the acquisition of the Dramamine brand, we considered the Business Combinations topic of the ASC. Accordingly, as the Dramamine assets acquired do not constitute a business, as defined in the ASC, we have accounted for the transaction as an asset acquisition. The total consideration paid, including transaction costs, have been allocated to the tangible and intangible assets acquired based upon their relative fair values at the date of acquisition.

The allocation of the purchase price to assets acquired assumed is based on valuations we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $77.1 million purchase price to the assets we acquired comprising the assets of the Dramamine brand:

(In thousands)	January 6, 2011
Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

The $75.9 million fair value of the acquired Dramamine trademark was comprised of non-amortizable intangible assets.

Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations topic of the ASC, we reclassified the related operating results as discontinued operations in the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K for all periods presented.  We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million, net of related tax effects of $0.3 million, on the sale in 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the remaining Personal Care segment assets to the OTC Healthcare segment for all periods presented.

In October 2009, we sold certain assets related to the shampoo brands.  In accordance with the Discontinued Operations topic of the ASC, we reclassified the related operating results as discontinued in the Consolidated Financial Statements and related notes for all periods presented.  We recognized a gain of $0.3 million on a pre-tax basis and $0.2 million, net of related tax effects of $0.1 million, on the sale in 2010. The total sales price for the assets was $9.0 million, subject to an inventory adjustment, with $8.0 million received upon closing. We received the remaining $1.0 million in October 2010.

The following table summarizes the results of discontinued operations:

(In thousands)	Year Ended March 31,
	2012	2011	2010
Components of Income
Revenues	$—	$4,027	$14,474
Income (loss) from discontinued operations, net of tax	—	591	(112)

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

Revenue Recognition
We recognize revenue when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped and the customer takes ownership and assumes the risk of loss; (iii) the selling price is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly we recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales based upon the nature of such items and the applicable accounting guidance.  Such costs vary from period to period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved.  We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives would increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for 2012 was $32.2 million. We participated in over 7,000 promotional campaigns in 2012, resulting in an average cost of less than $5,000 per campaign.  Of such amount, only approximately 1,000 payments were in excess of $5,000.  We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for 2012, our sales and operating income would have been reduced by approximately $3.2 million. Net income would have been adversely affected by approximately $1.9 million.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2012, we had 127 coupon events.  The amount recorded against revenues and accrued for these events during the year was $7.2 million. Cash settlement of coupon redemptions during the year was $6.4 million.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2012, 2011 and 2010, returns represented 2.9%, 2.7% and 3.8%, respectively, of gross sales.  At March 31, 2012 and 2011, the allowance for sales returns was $3.3 million and $5.2 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.7% to 3.8% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2012 by approximately $0.5 million.  Net income would have been reduced by approximately $0.3 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2012, 2011, and 2010 were $3.3 million, $0.2 million and $1.7 million, respectively, or 0.8%, 0.1% and 0.6%, respectively, of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.1% and 0.9% of accounts receivable at March 31, 2012 and 2011, respectively.  Bad debt expense in each of the years 2012, 2011 and 2010 was $0.2 million, representing 0.1% of net sales for each of 2012, 2011 and 2010.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales in 2012 would have resulted in a decrease in reported operating income of approximately $0.4 million, and a decrease in our reported net income of approximately $0.3 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,574.2 million and $941.3 million at March 31, 2012 and 2011, respectively.  At March 31, 2012 and 2011, goodwill and intangible assets were apportioned among similar product groups within our two operating segments as follows:

	March 31, 2012			March 31, 2011
	Over-the- Counter Healthcare	Household Cleaning	Consolidated	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$166,313	$7,389	$173,702	$147,507	$7,389	$154,896

Intangible assets, net
Indefinite-lived:
Analgesics	342,164	—	342,164	—	—	—
Cough & Cold	185,453	—	185,453	185,453	—	185,453
Gastrointestinal	214,060	—	214,060	75,866	—	75,866
Eye & Ear Care	172,552	—	172,552	95,980	—	95,980
Dermatologicals	149,927	—	149,927	149,927	—	149,927
Oral Care	61,438	—	61,438	61,438	—	61,438
Other OTC	—	—	—	—	—	—
Household Cleaning	—	119,820	119,820	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,125,594	119,820	1,245,414	568,664	119,820	688,484

Finite-lived:
Analgesics	4,585	—	4,585	—	—	—
Cough & Cold	17,803	—	17,803	18,225	—	18,225
Gastrointestinal	27,690	—	27,690	—	—	—
Eye & Ear Care	9,109	—	9,109	9,645	—	9,645
Dermatologicals	7,651	—	7,651	9,382	—	9,382
Oral Care	19,880	—	19,880	16,353	—	16,353
Other OTC	38,734	—	38,734	12,872	—	12,872
Household Cleaning	—	29,656	29,656	—	31,400	31,400
Total finite-lived intangible assets, net	125,452	29,656	155,108	66,477	31,400	97,877

Total intangible assets, net	1,251,046	149,476	1,400,522	635,141	151,220	786,361

	$1,417,359	$156,865	$1,574,224	$782,648	$158,609	$941,257

The increase in goodwill of $18.8 million for 2012 was due to goodwill of $20.0 million resulting from the GSK Brands acquisition, partially offset by $1.2 million of Blacksmith escrow settlement discussed in Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K. The increase in the indefinite-lived intangible assets of $556.9 million for 2012 was due to the GSK Brands acquisition. The increase in the finite-lived intangible assets of $57.2 million for 2012 was due to $67.2 million of finite-lived assets acquired from GSK, offset by amortization of $10.0 million.

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Phazyme, Tagamet, Fiber Choice, Sominex, and Debrox brands comprise the majority of the value of the intangible assets within the OTC Healthcare segment.  The Chore Boy, Comet and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of an intangible asset’s value and useful life based on its analysis.  Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are not amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to goodwill and intangible assets and tests for impairment.

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

Goodwill
As of March 31, 2012, we had 15 reporting units with goodwill, including six reporting units resulting from the acquisition of the GSK brands. The aggregate fair value exceeded the carrying value by 29.1%.  Since the acquisition of the GSK brands occurred recently, the fair value of these reporting units approximates the carrying value. For the remaining reporting units, no individual reporting unit's fair value exceeded its carrying value by less than 5.0%.

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

Finite-Lived Intangible Assets
As mentioned above, when events or changes in circumstances indicate the carrying value of the assets may not be recoverable, management performs a review to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.  In connection with this analysis, management:

•	Reviews period-to-period sales and profitability by brand;

•	Analyzes industry trends and projects brand growth rates;

•	Prepares annual sales forecasts;

•	Evaluates advertising effectiveness;

•	Analyzes gross margins;

•	Reviews contractual benefits or limitations;

•	Monitors competitors’ advertising spend and product innovation;

•	Prepares projections to measure brand viability over the estimated useful life of the intangible asset; and

•	Considers the regulatory environment, as well as industry litigation.

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

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2012, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge in 2012.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $3.1 million, $3.6 million and $2.1 million during 2012, 2011 and 2010, respectively.  During 2011 and 2010, performance goals related to certain restricted stock grants were met and recorded accordingly.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $2.2 million during 2013.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units and stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan.

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

Recent Accounting Pronouncements
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GSK provides that, during the term of the arrangement, we will receive a net monthly remittance and, therefore we will be reporting a net amount due from GSK in our accounts receivable.
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

Results of Operations

2012 compared to 2011

Revenues	2012	%	2011	%	Increase (Decrease)%
Analgesics	$18,930	4.3	$3,063	0.9	$15,867	518.0
Cough & Cold	116,669	26.4	75,013	22.3	41,656	55.5
Gastrointestinal	29,489	6.7	4,067	1.2	25,422	625.1
Eye & Ear Care	74,363	16.9	70,724	21.0	3,639	5.1
Dermatologicals	52,592	11.9	51,398	15.3	1,194	2.3
Oral Care	46,551	10.6	26,518	7.9	20,033	75.5
Other OTC	6,407	1.4	3,802	1.1	2,605	68.5
Total OTC Healthcare Revenues	345,001	78.2	234,585	69.7	110,416	47.1
Household Cleaning	96,084	21.8	101,925	30.3	(5,841)	(5.7)
Consolidated Revenues	$441,085	100.0	$336,510	100.0	$104,575	31.1

Revenues for 2012 were $441.1 million, an increase of $104.6 million, or 31.1%, versus 2011.  Revenues for the OTC Healthcare segment increased versus the prior year primarily due to the impact of a full year of Blacksmith and Dramamine and the acquisition of 15 GSK brands in 2012. Revenues for the Household Cleaning segment declined 5.7% during 2012 versus 2011.  Revenues from customers outside of North America, which represent 3.5% of total revenues, increased by $1.1 million, or 7.5%, during 2012 versus 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $110.4 million, or 47.1%, during 2012 versus 2011. Acquisitions of the Blacksmith and Dramamine brands added $72.1 million of revenue and the acquired GSK brands added $30.4 million, while our legacy OTC Healthcare brands contributed to the remainder of the net revenue increase. Revenue increases for Clear Eyes, Compound W, The Doctor's and Little Remedies were partially offset by revenue decreases in our other OTC Healthcare brands.  We believe our core OTC Healthcare brands have continued to benefit from increased advertising and promotional investment, which has translated into organic sales growth.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.8 million, or 5.7%, during 2012 versus 2011. Comet revenues decreased primarily due to softer consumer consumption of non-abrasive products. Chore Boy and Spic and Span revenues increased as a result of increased promotional activity, and expanded distribution and consumer demand for Spic and Span sprays and Chore Boy copper scrubbers.

Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$143,151	41.5	$97,710	41.7	$45,441	46.5
Household Cleaning	70,550	73.4	67,922	66.6	2,628	3.9
	$213,701	48.4	$165,632	49.2	$48,069	29.0

Cost of sales increased $48.1 million, or 29.0% during 2012 versus 2011. As a percent of total revenue, cost of sales decreased from 49.2% in 2011 to 48.4% in 2012. The decrease in cost of sales as a percent of revenues was primarily due to the step-up adjustments related to the inventory valuation of the acquired Blacksmith and Dramamine brands in 2011 of $7.3 million, while the step-up adjustment related to the GSK brands amounted to $1.8 million in 2012. Additionally, cost of sales as a percentage of revenues decreased due to the change in product mix associated with the acquired GSK brands, which have a lower cost of sales, offset by the higher cost of sales for the Household Cleaning products.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $45.4 million, or 46.5%, during 2012 versus 2011.  As a percent of revenues, cost of sales in the OTC Healthcare segment decreased from 41.7% during 2011 to 41.5% during 2012. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK brands and the full year impact of Dramamine, which are lower cost products, partially offset by the higher cost products acquired from Blacksmith brands for the full year of 2012. Additionally, the inventory step-up adjustment of $1.8 million in 2012 related to the GSK brands was lower than the inventory step-up adjustment in 2011 related to the Blacksmith brands and Dramamine.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $2.6 million, or 3.9%, during 2012 versus 2011.  As a percent of Household Cleaning revenues, cost of sales increased from 66.6% during 2011 to 73.4% during 2012. The increase in cost of sales percentage was the result of higher product costs associated with promotional products and other discounting.

Gross Profit	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$201,850	58.5	$136,875	58.3	$64,975	47.5
Household Cleaning	25,534	26.6	34,003	33.4	(8,469)	(24.9)
	$227,384	51.6	$170,878	50.8	$56,506	33.1

Gross profit during 2012 increased $56.5 million, or 33.1%, versus 2011. As a percent of total revenue, gross profit increased from 50.8% in 2011 to 51.6% in 2012. The increase in gross profit as a percent of revenues was primarily due to the higher gross profit recognized as a result of the larger percentage of overall sales of OTC Healthcare products, which provide a higher gross profit margin than the Household Cleaning products.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $65.0 million, or 47.5%, during 2012 versus 2011.  As a percent of revenues, gross profit in the OTC Healthcare segment increased from 58.3% during 2011 to 58.5% during 2012. The full year impact in 2012 of the Blacksmith and Dramamine acquisitions increased gross profit by $36.1 million and the acquired GSK brands in 2012 contributed $18.4 million. The remainder of the increase resulted from higher sales volume of our legacy OTC Healthcare brands as well as the reduction in the amount recognized for the step-up adjustments in 2012 versus 2011. The increase in gross profit percentage was primarily the result of the reduction in the step-up adjustment, higher margins on the acquired Dramamine brand and slightly higher margins from our legacy OTC Healthcare brands, offset by lower margins on the acquired Blacksmith brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $8.5 million, or 24.9%, during 2012 versus 2011.  As a percent of Household Cleaning revenues, gross profit decreased from 33.4% during 2011 to 26.6% during 2012. The decrease in gross profit percentage was the result of higher product costs associated with promotional products and other discounting in the Comet brand.

Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$149,955	43.5	$100,123	42.7	$49,832	49.8
Household Cleaning	20,302	21.1	27,858	27.3	(7,556)	(27.1)
	$170,257	38.6	$127,981	38.0	$42,276	33.0

Contribution margin, a non-GAAP financial measure, is defined as gross profit less advertising and promotional expenses, and is discussed further in Note 18 to the Consolidated Financial Statements. Contribution margin for 2012 increased $42.3 million, or 33.0%, versus 2011. The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending. The acquired Blacksmith, Dramamine, and GSK brands contributed $40.7 million to total contribution margin.  The increase in advertising and promotional spending was primarily attributable to the acquired brands.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $49.8 million, or 49.8%, during 2012 versus 2011.  The contribution margin increase was the result of the increase in gross margin as previously discussed, offset by a $15.1 million, or 41.2%, increase in advertising and promotional spending, of which $13.9 million related to the acquired Blacksmith, GSK and Dramamine brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $7.6 million, or 27.1%, during 2012 versus 2011. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, offset by a decrease in advertising and promotional spending for the Comet brand.

General and Administrative
General and administrative expenses were $56.7 million for 2012 versus $42.0 million for 2011. The increase in expense was due primarily to $15.5 million in costs associated with the acquisition of the GSK brands, including $1.7 million in costs associated with the unsolicited proposal to acquire all of the common stock of the Company.

Depreciation and Amortization
Depreciation and amortization expense was $10.7 million for 2012 versus $9.9 million for 2011. The increase is primarily due to higher amortization related to the acquired GSK brands in 2012 and, to a lesser extent, the full year of amortization from the acquired Blacksmith brands in 2011.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2012 and 2011, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2012 or 2011.

Interest Expense
Net interest expense was $41.3 million during 2012 versus $27.3 million during 2011.  The increase in interest expense was primarily the result of a higher level of indebtedness incurred as a result of the acquisition of the GSK Brands.   The average cost

of funds remained constant at approximately 6.7% for 2011 and 2012, while the average indebtedness increased from $410.0 million during 2011 to $621.1 million during 2012.

Gain on Settlement
On June 15, 2011, we received a settlement payment of $8.0 million in resolution of a pending litigation matter. We incurred costs of $2.9 million in pursuing this matter, which we initiated for legal malpractice, breach of contract and breach of fiduciary duty against a law firm and two individual lawyers who had previously provided legal representation to us. Therefore, during 2012, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred, which is included in other (income) expense, as this gain did not relate to our ongoing operations.

Loss on Extinguishment of Debt
In January 2012, we made a payment of $184.0 million to fully repay our 2010 Senior Term Loan as result of the entry into the new senior secured credit facilities described in Note 10 to our Consolidated Financial Statements. In connection with the payoff of the 2010 Senior Term Loan, we recognized a $5.4 million loss on the extinguishment of debt for 2012.

Income Taxes
The provision for income taxes from continuing operations during 2012 was $23.9 million versus $19.3 million in 2011.  The effective tax rate on pretax income from continuing operations was 39.2% during 2012 versus 39.9% during 2011. The 2012 tax rate reflects the impact of non-deductible compensation of $1.3 million and a non-cash benefit of $1.2 million for expected lower future state taxes.  The 2011 tax rate reflects the impact of non-deductible transaction costs for the Blacksmith acquisition and a non-cash tax charge of $0.3 million to our deferred tax liability for expected higher future state taxes.

2011 compared to 2010

Revenues	2011	%	2010	%	Increase (Decrease)%
Analgesics	$3,063	0.9	$3,360	1.2	$(297)	(8.8)
Cough & Cold	75,013	22.3	45,853	15.7	29,160	63.6
Gastrointestinal	4,067	1.2	—	—	4,067	—
Eye & Ear Care	70,724	21.0	65,274	22.3	5,450	8.3
Dermatologicals	51,398	15.3	47,240	16.1	4,158	8.8
Oral Care	26,518	7.9	16,660	5.7	9,858	59.2
Other OTC	3,802	1.1	3,519	1.2	283	8.0
Total OTC Healthcare Revenues	234,585	69.7	181,906	62.2	52,679	29.0
Household Cleaning	101,925	30.3	110,696	37.8	(8,771)	(7.9)
Consolidated Revenues	$336,510	100.0	$292,602	100.0	$43,908	15.0

Revenues for fiscal 2011 were $336.5 million, an increase of $43.9 million, or 15.0%, versus 2010.  Revenues for the OTC Healthcare segment increased versus the prior year primarily due to the acquisitions of Blacksmith and Dramamine. Revenues for the Household Cleaning segment declined 7.9% during 2011 versus 2010. Revenues from customers outside of North America, which represented 4.2% of total revenues in 2011, increased by $1.7 million, or 13.6%, during 2011 versus 2010.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $52.7 million, or 29.0%, during 2011 versus 2010. Acquisitions of the Blacksmith and Dramamine brands added $38.8 million of revenue, while our legacy OTC Healthcare brands contributed to the remainder of the net revenue increase. Revenue increases for Clear Eyes, Chloraseptic, Compound W, and Little Remedies were partially offset by a revenue decline for The Doctor's. The Doctor's revenues decreased due to a loss of distribution at a major customer. Clear Eyes revenues increased primarily due to the launch of new products. Chloraseptic revenues increased as the result of a higher number of cold and flu incidents. Compound W revenues increased due to the launch of Skin Tags products in Canada and increased consumer consumption, particularly behind the non-cryogenic products. Little Remedies revenues increased as the result of new products, distribution gains and increased consumer consumption of its non-medicated pediatric products.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $8.8 million, or 7.9%, during 2011 versus 2010. Comet revenues decreased primarily due to softer consumer consumption of bathroom spray. Chore Boy revenues declined as a result of weaker consumer consumption and lost distribution. Spic and Span revenues decreased due to lost distribution.

Cost of Sales	2011	%	2010	%	Increase (Decrease)%
OTC Healthcare	$97,710	41.7	$67,040	36.9	$30,670	45.7
Household Cleaning	67,922	66.6	72,118	65.1	(4,196)	(5.8)
	$165,632	49.2	$139,158	47.6	$26,474	19.0

Cost of sales during 2011 increased $26.5 million, or 19.0%, versus 2010. As a percent of total revenue, cost of sales increased from 47.6% in 2010 to 49.2% in 2011. The increase in cost of sales was primarily due to a charge of $7.3 million for step-up adjustments relating to acquired Blacksmith and Dramamine brands, $5.9 million due to a change in product mix associated with the acquisitions of Blacksmith brands, which carry a higher cost of sales percentage, and higher product costs in the Household Cleaning segment for promotional activities. The cost of sales percentage increased 1.6% primarily due to the step-up adjustments from the acquisitions, mix associated with the acquired Blacksmith brands and Household Cleaning promotional activities offset by mix improvement with OTC Healthcare products.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $30.7 million, or 45.7%, during 2011 versus 2010. The cost of sales increase was the result of a $7.3 million charge for step-up adjustments in inventory relating to acquired Blacksmith and Dramamine brands, $5.9 million in increased costs due to the acquired Blacksmith and Dramamine brands, which carry a higher cost of sales percentage. The cost of sales percentage increased 4.8% primarily due to the step-up adjustments of 3.1% and the higher cost of sales percentage of the acquired brands.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $4.2 million, or 5.8%, during 2011 versus 2010. The cost of sales decrease was the result of a decrease in sales of $8.8 million, offset by higher product costs in the Household Cleaning segment for promotional activities, which increased cost of sales by 1.5%.

Gross Profit	2011	%	2010	%	Increase (Decrease)%
OTC Healthcare	$136,875	58.3	$114,866	63.1	$22,009	19.2
Household Cleaning	34,003	33.4	38,578	34.9	(4,575)	(11.9)
	$170,878	50.8	$153,444	52.4	$17,434	11.4

Gross profit during 2011 increased $17.4 million, or 11.4%, versus 2010. As a percent of total revenue, gross profit decreased from 52.4% in 2010 to 50.8% in 2011. The decrease in gross profit as a percent of revenues was primarily due to a charge of $7.3 million resulting from the step-up adjustments related to the inventory valuation of the acquired Blacksmith and Dramamine brands and to the acquired Blacksmith brands, which decreased total gross profit percentage by 1.7%.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $22.0 million, or 19.2%, during 2011 versus 2010. As a percent of revenues, gross profit in the OTC Healthcare segment decreased from 63.1% during 2010 to 58.3% during 2011. The acquisitions of Blacksmith and Dramamine brands increased gross profit by $18.0 million, while the remainder of the increase resulted from a higher sales volume of our legacy OTC Healthcare brands. The decrease in gross profit percentage was primarily the result of the Blacksmith brands acquired, as well as a $3.1 million benefit for royalties received as part of a legal settlement related to our oral care business in 2010, which did not occur in 2011.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $4.6 million, or 11.9%, during 2011 versus 2010. As a percent of Household Cleaning revenues, gross profit decreased from 34.9% during 2010 to 33.4% during 2011. The decrease in gross profit percentage was the result of higher product costs associated with promotional products and other discounting.

Contribution Margin	2011	%	2010	%	Increase (Decrease)%
OTC Healthcare	$100,123	42.7	$90,602	49.8	$9,521	10.5
Household Cleaning	27,858	27.3	31,919	28.8	(4,061)	(12.7)
	$127,981	38.0	$122,521	41.9	$5,460	4.5

Contribution margin, a non-GAAP financial measure, is defined as gross profit less advertising and promotional expenses, and is discussed further in Note 18 to the Consolidated Financial Statements. Contribution margin for 2011 increased $5.5 million, or 4.5%, versus 2010. The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending. The acquired Blacksmith and Dramamine brands contributed $7.0 million to contribution margin in 2011. The increase in advertising and promotional spending was primarily attributable to increases in media support and market research primarily for the OTC Healthcare segment.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $9.5 million, or 10.5%, during 2011 versus 2010. The contribution margin increase was the result of the increase in gross margin as previously discussed, offset by a $12.5 million, or 51.5%, increase in advertising and promotional spending, of which $11.0 million related to the acquired Blacksmith and Dramamine brands.

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

Impairment of Intangible Assets and Goodwill
During the fourth quarters of 2011 and 2010, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2011. However, in 2010, we did record a $2.8 million pre-tax impairment charge related to the goodwill of the Cutex brand. Since we divested this brand in September 2010, this charge is included in the loss from discontinued operations for 2010.

Interest Expense
Net interest expense was $27.3 million during 2011 versus $22.9 million during 2010. The increase in interest expense was primarily the result of a higher level of indebtedness combined with an increase of interest rates on our senior bank debt. The average cost of funds increased from 6.5% for 2010 to 6.7% for 2011, while the average indebtedness increased from $353.2 million during 2010 to $410.0 million during 2011.

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

On March 24, 2010, we entered into a new $150.0 million Senior Secured Term Loan Facility with a maturity date of March 24, 2016 (the “2010 Senior Term Loan”), a $30.0 million Senior Secured Revolving Credit Facility with a maturity date of March 24, 2015 (the “2010 Revolving Credit Facility” and collectively with the 2010 Senior Term Loan, the “2010 Credit Agreement”) and issued Senior Notes of $150.0 million that bear interest at 8.25% with a maturity date of April 1, 2018 (the “2010 Senior Notes”).

In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under the 2010 Credit Agreement. In addition, in November 2010, we amended the 2010 Credit Agreement to increase our borrowing capacity under the 2010 Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and fund the Blacksmith and Dramamine acquisitions.

On January 31, 2012, we issued $250.0 million of 8.125% Senior Notes with a maturity date of February 1, 2020 (the “2012 Senior Notes”) and also entered into a New Senior Secured Credit Facility, which consists of (i) a $660.0 million term loan facility (“2012 Term Loan” with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (“2012 ABL Revolver”) with a five-year maturity. We used the net proceeds from the 2012 Senior Notes offering, together with the borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay amounts borrowed under our 2010 Credit Agreement, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

	Year Ended March 31,
(In thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$67,452	$86,670	$59,427
Investing activities	(662,206)	(275,680)	7,320
Financing activities	600,434	161,247	(60,831)

2012 compared to 2011
Operating Activities
Net cash provided by operating activities was $67.5 million for 2012 compared to $86.7 million for 2011.  The $19.2 million decrease in net cash provided by operating activities was primarily the result of a net cash outflow of $5.4 million related to working capital in 2012 compared to a net cash inflow of $31.4 million related to working capital in 2011 which resulted in a $36.8 million decrease in cash flow provided by working capital. This decrease was partially offset by a net increase of $17.6 million in net income plus non-cash expenses in 2012 compared to 2011, including higher acquisition and public company defense costs of $7.8 million in 2012 compared to 2011.

The increase in working capital in 2012 was primarily the result of higher accounts receivable due to the acquired GSK Brands and higher prepaid expenses, partially offset by higher accounts payable, accrued interest and lower inventory levels.

Consistent with 2011, our cash flow from operations in 2012 exceeded net income due to the substantial non-cash charges related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and debt discount, a recognized loss on the early extinguishment of debt, and stock-based compensation costs.

Investing Activities
Net cash used in investing activities was $662.2 million for 2012 compared to $275.7 million for 2011.  The net cash used in investing activities during 2012 was primarily the result of the GSK Brands acquisition. The net cash used in investing activities during 2011 was primarily the result of the Blacksmith and Dramamine acquisitions, partially offset by the proceeds received from the Cutex divestiture.

Financing Activities
Net cash provided by financing activities was $600.4 million for 2012 compared to $161.2 million for 2011.  During 2012, we issued $250.0 million of the 2012 Senior Notes, and borrowed $660.0 million under our 2012 Term Loan. These borrowings were offset by voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan and $25.0 million against the 2012 Term Loan, payment of $184.0 million to fully repay the 2010 Senior Term Loan, and payment of $33.3 million for deferred financing costs.  At March 31, 2012, our outstanding indebtedness was $1,135.0 million compared to $492.0 million at March 31, 2011.

2011 compared to 2010
Operating Activities
Net cash provided by operating activities was $86.7 million for 2011 compared to $59.4 million for 2010.  The $27.3 million increase in net cash provided by operating activities was primarily the result of the net cash inflow of $31.4 million related to working capital in 2011 compared to a net cash outflow of $3.8 million related to working capital in 2010 which resulted in a $35.2 million increase in working capital. This increase was partially offset by a net decrease of $7.9 million in net income plus non-cash expenses in 2011 compared to 2010.

The decrease in working capital in 2011 was primarily the result of the acquisitions of Blacksmith and Dramamine, which resulted in higher accounts payable, accrued interest and other accrued expenses, partially offset by higher accounts receivable and inventory.

The acquired Blacksmith brands generated (i) $6.1 million in cash which resulted from a corresponding decrease in accounts receivable, due to receipt of payments from customers whose payment terms were extended by Blacksmith prior to the acquisition, and (ii) $10.8 million in inventory due to higher than normal inventory levels at the time of acquisition. Additionally, accrued liabilities increased primarily due to increased incentive compensation accruals and an increase in interest payable resulting from debt financing changes further described in the Financing Activities section below. As noted above, the net working capital decrease was primarily due to acquisition activity, and thus, notwithstanding additional acquisitions in 2012, are considered non-recurring charges.

Consistent with 2010, our cash flow from operations in 2011 exceeded net income due to the substantial non-cash charges related to depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and stock-based compensation costs.

Investing Activities
Net cash used for investing activities was $275.7 million for 2011 compared to net cash provided by investing activities of $7.3 million for 2010. The net cash used for investing activities during 2011 was primarily the result of the Blacksmith and Dramamine acquisitions, partially offset by the proceeds received from the Cutex divestiture. Net cash provided by investing activities during 2010 was primarily due to the divestiture of the shampoo business, partially offset by the acquisition of property and equipment.

Financing Activities
Net cash provided by financing activities was $161.2 million for 2011 compared to net cash used for financing activities of $60.8 million for 2010. During 2011, we issued $100.0 million of 2010 Senior Notes, and borrowed $115.0 million under our 2010 Credit Agreement, which was partially offset by the redemption of the remaining $28.1 million of Senior Subordinated Notes due in 2012 that bore interest at 9.25%. In addition, during 2011, we made a required principal payment of $0.8 million on the 2010 Senior Term Loan plus unscheduled payments of $21.2 million. At March 31, 2011, our outstanding indebtedness was $492.0 million compared to $328.1 million at March 31, 2010.

Capital Resources
On March 24, 2010, we retired our existing Senior Secured Term Loan Facility, which had a maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding Senior Subordinated Notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. In March 2010, we entered into the 2010 Credit Agreement and issued the 2010 Senior Notes. This debt refinancing improved our liquidity position by increasing our borrowing capacity under our senior secured term loan and revolving credit facilities and extending the maturities of our indebtedness. However, under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2010 Senior Notes. Additionally, we believe that the new debt better positions us to pursue acquisitions as part of our growth strategy.

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

In connection with the acquisition of Blacksmith, on November 1, 2010, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our 2010 Credit Agreement in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan under our Senior Secured Term Loan Facility and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 2010 Senior Notes.

On January 31, 2012, in connection with the acquisition of the GSK Brands, we (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the 2012 ABL Revolver with a five-year maturity. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to Prestige Brands of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes.

Additionally, in connection with the entry into the new senior secured credit facilities in January 2012, we terminated the 2010 Credit Agreement and repaid amounts due under the 2010 Senior Term Loan.

As of March 31, 2012, we had an aggregate of $1,135.0 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020; and

•	$635.0 million of borrowings under the 2012 Term Loan.

As of March 31, 2012, we had $50.0 million of borrowing capacity under the 2012 ABL Revolver.

The 2010 Senior Term Loans bore interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contained a floor rate of 1.5%.  The 2010 Senior Term Loans were fully repaid during the year ended March 31, 2012.

The 2012 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.25% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs provided that LIBOR shall not be lower than 1.25%.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under such revolving credit facility during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver.

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

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The New Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, beginning with the quarter ending June 30, 2012, we must:

•
Have a leverage ratio of less than 7.75 to 1.0 for the quarter ending June 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2017, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.5 to 1.0 for the quarter ending June 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2017, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ending June 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2012, we were in compliance with the applicable financial and restrictive covenants under the New Senior Secured Credit Facility and the Indenture governing the 2010 Senior Notes and the 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the year ended March 31, 2012, we made voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the 2010 Credit Agreement governing the 2010 Senior Term Loan. In accordance with the 2010 Credit Agreement, such payments were applied against the first four principal payments, and any remaining principal payments were applied ratably toward the remaining required principal payments. Subsequently, during 2012, we terminated the 2010 Credit Agreement and repaid the remaining balance. Additionally, during 2012, we made voluntary principal payments of $25.0 million against outstanding indebtedness under the 2012 Term Loan. Therefore we are not required to make quarterly principal payments until March 2016.

Commitments

As of March 31, 2012, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,135.0	$—	$—	$8.0	$1,127.0
Interest on long-term debt(1)	520.5	76.2	152.5	152.5	139.3
Purchase obligations:
Inventory costs(2)	72.1	65.2	2.2	2.1	2.6
Other costs(3)	10.5	10.5	—	—	—
Operating leases	1.9	1.1	0.8	—	—
Total contractual cash obligations (4)	$1,740.0	$153.0	$155.5	$162.6	$1,268.9

(1)	Represents the estimated interest obligations on the outstanding balances of the 2012 Term Loan, 2012 Senior Notes and

2010 Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 6.7%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

(4)	We have excluded obligations related to uncertain tax positions because we cannot reasonably estimate when they will occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three most recent fiscal years, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as, certain petroleum based raw materials and packaging material.  Although we take efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	The high level of competition in our industry and markets (including, without limitation, vendor and stock keeping unit ("SKU") rationalization and expansion of private label product offerings);

•	Our ability to invest in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our expectations regarding increased advertising and promotion spending for core GSK brands;

•	Our expectations regarding the growth of our international sales;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions;

•	Changing consumer trends or pricing pressures which may cause us to lower our prices;

•	Increases in supplier prices and transportation and fuel charges;

•	Our ability to protect our intellectual property rights;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	Our level of indebtedness, and ability to service our debt;

•	Any adverse judgments rendered in any pending litigation or arbitration;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our Senior Credit Facility and the indenture on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan is variable rate debt.  Interest rate changes generally do not affect the market value of the 2012 Term Loan but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2012, we had variable rate debt of approximately $635.0 million under our 2012 Term Loan.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ending March 31, 2012 of approximately $6.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 99.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
May 17, 2012

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations

	Year Ended March 31,
(In thousands, except per share data)	2012	2011	2010
Revenues
Net sales	$437,838	$333,715	$287,552
Other revenues	3,247	2,795	5,050
Total revenues	441,085	336,510	292,602

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	213,701	165,632	139,158
Gross profit	227,384	170,878	153,444

Operating Expenses
Advertising and promotion	57,127	42,897	30,923
General and administrative	56,700	41,960	34,195
Depreciation and amortization	10,734	9,876	10,001
Total operating expenses	124,561	94,733	75,119
Operating income	102,823	76,145	78,325

Other (income) expense
Interest income	(18)	(1)	(1)
Interest expense	41,338	27,318	22,936
Gain on settlement	(5,063)	—	—
Loss on extinguishment of debt	5,409	300	2,656
Total other expense	41,666	27,617	25,591
Income from continuing operations before income taxes	61,157	48,528	52,734
Provision for income taxes	23,945	19,349	20,664
Income from continuing operations	37,212	29,179	32,070

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	—	591	(112)
Gain (loss) on sale of discontinued operations, net of income tax	—	(550)	157
Net income	$37,212	$29,220	$32,115

Basic earnings per share:
Income from continuing operations	$0.74	$0.58	$0.64
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—
Net income	$0.74	$0.58	$0.64

Diluted earnings per share:
Income from continuing operations	$0.73	$0.58	$0.64
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—
Net income	$0.73	$0.58	$0.64

Weighted average shares outstanding:
Basic	50,270	50,081	50,013
Diluted	50,748	50,338	50,085

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$19,015	$13,334
Accounts receivable, net	60,228	44,393
Inventories	51,113	39,751
Deferred income tax assets	5,283	5,292
Prepaid expenses and other current assets	11,396	4,812
Total current assets	147,035	107,582

Property and equipment, net	1,304	1,444
Goodwill	173,702	154,896
Intangible assets, net	1,400,522	786,361
Other long-term assets	35,713	6,635
Total Assets	$1,758,276	$1,056,918

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,726	$21,615
Accrued interest payable	13,889	10,313
Other accrued liabilities	23,308	22,280
Total current liabilities	63,923	54,208

Long-term debt
Principal amount	1,135,000	492,000
Less unamortized discount	(11,092)	(5,055)
Long-term debt, net of unamortized discount	1,123,908	486,945

Deferred income tax liabilities	167,717	153,933
Total Liabilities	1,355,548	695,086

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Preferred share rights	283	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 50,466 shares and 50,276 shares at March 31, 2012 and 2011, respectively	505	503
Additional paid-in capital	391,898	387,932
Treasury stock, at cost – 181 shares at March 31, 2012 and 160 shares at March 31, 2011	(687)	(416)
Accumulated other comprehensive loss, net of tax	(13)	—
Retained earnings (accumulated deficit)	10,742	(26,187)
Total Stockholders’ Equity	402,728	361,832
Total Liabilities and Stockholders’ Equity	$1,758,276	$1,056,918

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2009	50,060	$501	$382,803	124	$(63)	$(1,334)	$(87,522)	$294,385

Stock-based compensation	94	1	1,224	—	—	—	—	1,225

Components of comprehensive income:

Net income	—	—	—	—	—	—	32,115	32,115

Amortization of interest rate caps reclassified into earnings, net of income tax expense of $818	—	—	—	—	—	1,334	—	1,334
Total comprehensive income	—	—	—	—	—	—	—	33,449

Balances at March 31, 2010	50,154	$502	$384,027	124	(63)	$—	$(55,407)	$329,059

Stock-based compensation	—	—	3,575	—	—	—	—	3,575
Exercise of stock options	34		331					331
Issuance of shares related to restricted stock	88	1	(1)	—	—	—	—	—
Shares surrendered as payment of tax withholding	—	—	—	36	(353)	—	—	(353)

Components of comprehensive income:
Net income	—	—	—	—	—	—	29,220	29,220
Total comprehensive income	—	—	—	—	—	—	—	29,220

Balances at March 31, 2011	50,276	$503	$387,932	160	$(416)	—	$(26,187)	$361,832

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Preferred Share Rights	Retained Earnings (Accumulated Deficit)	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2011	50,276	$503	$387,932	160	$(416)	$—	$—	$(26,187)	$361,832

Stock-based compensation	—	—	3,078	—	—	—	—	—	3,078
Exercise of stock options	87	1	888	—	—	—	—	—	889
Preferred share rights	—	—	—	—	—	—	283	(283)	—
Issuance of shares related to restricted stock	103	1	—	—	—	—	—	—	1
Shares surrendered as payment of tax withholding	—	—	—	21	(271)	—	—	—	(271)

Components of comprehensive income:
Net income	—	—	—	—	—	—	—	37,212	37,212
Translation adjustments	—	—	—	—	—	(13)	—	—	(13)
Total comprehensive income	—	—	—	—	—	—	—	—	37,199

Balances at March 31, 2012	50,466	$505	$391,898	181	$(687)	$(13)	$283	$10,742	$402,728

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2012	2011		2010
Operating Activities
Net income	$37,212	$29,220		$32,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,734	10,108		11,450
Loss (gain) on sale of discontinued operations	—	890		(253)
Deferred income taxes	13,793	9,324		11,012
Amortization of deferred financing costs	1,630	1,043		1,926
Impairment of goodwill and intangible assets	—	—		2,751
Stock-based compensation costs	3,078	3,575		2,085
Loss on extinguishment of debt	5,409	300		2,166
Amortization of debt discount	1,030	702		—
Loss on disposal of equipment	—	153		—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(15,854)	4,918		6,404
Inventories	3,710	12,443		(3,351)
Prepaid expenses and other current assets	(3,009)	154		(3,559)
Accounts payable	5,127	1,784		(3,127)
Accrued liabilities	4,592	12,056		(192)
Net cash provided by operating activities	67,452	86,670		59,427

Investing Activities
Purchases of equipment	(606)	(655)		(673)
Proceeds from sale of property and equipment	—	12		—
Proceeds from sale of discontinued operations	—	4,122		7,993
Acquisition of Blacksmith, net of cash acquired	—	(202,044)	—	—
Proceeds from escrow of Blacksmith acquisition	1,200	—		—
Acquisition of Dramamine	—	(77,115)	—	—
Acquisition of GSK Brands	(662,800)	—		—
Net cash (used in) provided by investing activities	(662,206)	(275,680)		7,320

Financing Activities
Proceeds from issuance of debt	—	—		296,046
Proceeds from issuance of Senior Notes	250,000	100,250		—
Proceeds from issuance of 2012 Term Loan and 2010 Term Loan	650,100	112,936		—
Repayment of 2010 Term Loan	(242,000)	—		—
Payment of deferred financing costs	(33,284)	(830)		(6,627)
Repayment of long-term debt	(25,000)	(51,087)		(350,250)
Proceeds from exercise of stock options	889	331		—
Shares surrendered as payment of tax withholding	(271)	(353)		—
Net cash provided by (used in) financing activities	600,434	161,247		(60,831)

Effects of exchange rate changes on cash and cash equivalents	1	—		—
Increase (decrease) in cash	5,681	(27,763)		5,916
Cash - beginning of year	13,334	41,097		35,181
Cash - end of year	$19,015	$13,334		$41,097

Interest paid	$34,977	$17,509		$24,820
Income taxes paid	$12,865	$11,894		$15,494
 See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-the-Counter (“OTC”) Healthcare and Household Cleaning brands to mass merchandisers, drug stores, supermarkets, club and dollar stores primarily in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the Consolidated Financial Statements.

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

Accounts Receivable
We extend non-interest-bearing trade credit to our customers in the ordinary course of business.  We maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, we (i) have established credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of customers’ financial condition, (iii) monitor the payment history and aging of customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance. As a result of our acquisition of GSK brands and our Transitional Services Agreement, we have also included in accounts receivable $8.4 million due from GSK, as further discussed in Note 3.

Inventories
Inventories are stated at the lower of cost or market value, where cost is determined by using the first-in, first-out method.  We reduce inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest method, or in certain circumstances, the straight-line method, where the straight-line method approximates the effective interest method.

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, we recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $27.8 million for 2012, $23.5 million for 2011 and $20.7 million for 2010.

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

While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments at March 31, 2012 or 2011, although we did incur a $1.3 million loss during 2010 related to derivative financial instruments.

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

Recently Issued Accounting Standards
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GSK provides, during the term of the arrangement, that we will receive a net monthly remittance and therefore we will be reporting a net amount due from GSK in our accounts receivable.
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

 2.  Discontinued Operations and Sale of Certain Assets

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. In accordance with the Discontinued Operations topic of the ASC, we reclassified the related operating results as discontinued in the Consolidated Financial Statements and related notes for all periods presented.  We recognized a loss of $0.9 million on a pre-tax basis and $0.6 million net of related tax effects of $0.3 million, on the sale in 2011. As a result of the divestiture of Cutex, which comprised a substantial majority of the assets in our previously reported Personal Care segment, we reclassified the then remaining Personal Care segment assets to the OTC Healthcare segment for all periods presented.

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

The following table summarizes the results of discontinued operations:

(In thousands)	Year Ended March 31,
	2012	2011	2010
Components of Income
Revenues	$—	$4,027	$14,474
Income (loss) from discontinued operations, net of income tax	—	591	(112)

3. Acquisitions

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline plc (“GSK”) to acquire a total of 17 North American OTC pharmaceutical brands for $660.0 million in cash. On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the agreement, the acquisition of 15 North American over-the-counter healthcare brands owned by GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory.

The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. These brands are complementary to our existing OTC Healthcare portfolio.

We acquired the GSK Brands I pursuant to the terms of that certain purchase agreement we entered into on December 20, 2011 with GSK and its affiliates. We also entered into a separate purchase agreement on December 20, 2011 with GSK and its affiliates to acquire Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment. The GSK Brands II are also complementary to our existing OTC Healthcare portfolio. The acquisition of the GSK Brands II was completed on March 30, 2012.

These acquisitions were accounted for in accordance with the Business Combinations topic of the ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The purchase price of GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.
In April 2012, we received the post-closing inventory and apportionment adjustments, which required an additional $2.8 million to be paid to GSK.

Concurrent with the closing of the transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK is to provide various services including: marketing, operations, finance and other services from the acquisition date through June 30, 2012. As part of the TSA, GSK will, among other things, ship products, invoice customers, collect from customers and pay certain vendors on our behalf. Our costs under the TSA are approximately $2.5 million per month for the length of the agreement and may be reduced if we remove certain services as we transition these processes to us. We incurred $5.0 million in TSA costs for the period ended March 31, 2012. Pursuant to this arrangement, we will receive on a monthly basis the net amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf. Therefore, a net amount of $8.4 million due from GSK is included in our accounts receivable at March 31, 2012.

The allocation of the purchase price to assets acquired is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our preliminary allocation of the $662.8 million purchase price to the assets we acquired on the GSK Brands I and GSK Brands II (collectively, the "GSK Brands") acquisition dates:

(In thousands)	GSK Brands I (January 31, 2012)	GSK Brands II (March 30, 2012)	Total
Inventory	$14,820	$250	$15,070
Prepaid expenses	3,575	—	3,575
Trade names	542,892	81,257	624,149
Goodwill	17,401	2,605	20,006
Total purchase price	$578,688	$84,112	$662,800

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired. The amount of goodwill deductible for tax purposes is $20.0 million.

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at March 31, 2012 was 19.1 years.

The operating results of GSK Brands I have been included in our Consolidated Financial Statements from February 1, 2012, the day following the date of acquisition. Revenues of the acquired operations from February 1, 2012 through March 31, 2012 were $30.4 million and the net loss was $2.8 million. The operating results of GSK Brands II will be included in our Consolidated Financial Statements beginning April 1, 2012. Accordingly, we did not record any revenues or operating results in the accompanying Consolidated Financial Statements related to GSK Brands II.

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
As a result of this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements.
The acquisition was accounted for in accordance with the Business Combinations topic of the ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our final allocation of the $203.4 million purchase price to the assets we acquired and liabilities assumed on the Blacksmith acquisition date:

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

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at March 31, 2012 was 13.6 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations from November 1, 2010 through March 31, 2011 were $34.8 million and the net loss was $4.8 million.

The following table provides our combined unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the results of Blacksmith and the GSK Brands occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence processes associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company's borrowing and tax rates. This pro forma information is not necessarily indicative of either the combined results of operations that actually would have been realized by us had the acquisition of the Blacksmith and GSK brands been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Year Ended March 31,
(In thousands, except per share data)	2012	2011
	(Unaudited)
Revenues	$616,849	$599,543
Income from continuing operations	69,989	34,913

Basic earnings per share:
Income from continuing operations	$1.39	$0.70

Diluted earnings per share:
Income from continuing operations	$1.38	$0.69

Dramamine Acquisition
On January 6, 2011, we acquired certain assets comprising the Dramamine brand in the United States. The purchase price was $77.1 million in cash, after a $0.1 million post-closing inventory adjustment and including transaction costs of $1.2 million incurred in the acquisition. The purchase price was funded by cash on hand.

In accounting for the acquisition of the Dramamine brand, we considered the Business Combinations topic of the ASC. Accordingly, as the Dramamine assets acquired do not constitute a business, as defined in the ASC, we have accounted for the transaction as an asset acquisition. The total consideration paid, including transaction costs, has been allocated to the tangible and intangible assets acquired based upon their relative fair values at the date of acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is based on valuations which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $77.1 million purchase price to the assets we acquired comprising the Dramamine brand:

(In thousands)	January 6, 2011
Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

The $75.9 million fair value of the acquired Dramamine trademark was comprised solely of non-amortizable intangible assets.

4. Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	March 31,
	2012	2011
Components of Accounts Receivable
Trade accounts receivable	$55,721	$50,333
Other receivables	9,368	712
	65,089	51,045
Less allowances for discounts, returns and uncollectible accounts	(4,861)	(6,652)
Accounts receivable, net	$60,228	$44,393

As a result of our acquisition of the GSK brands and the related TSA, we will be receiving a net remittance from GSK for the revenues, expenses and inventory purchases that GSK has transacted on our behalf, net of the TSA fees that we would owe GSK. Accordingly, we have included in accounts receivable $8.4 million due from GSK as part of the TSA.

5. Inventories

Inventories consist of the following:

(In thousands)	March 31,
	2012	2011
Components of Inventories
Packaging and raw materials	$1,189	$1,287
Finished goods	49,924	38,464
Inventories	$51,113	$39,751

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $1.6 million and $0.6 million at March 31, 2012 and 2011, respectively, related to obsolete and slow-moving inventory.

6. Property and Equipment

Property and equipment consist of the following:

(In thousands)	March 31,
	2012	2011
Components of Property and Equipment
Machinery	$1,454	$1,215
Computer equipment	2,693	2,341
Furniture and fixtures	241	239
Leasehold improvements	436	423
	4,824	4,218
Accumulated depreciation	(3,520)	(2,774)
Property and equipment, net	$1,304	$1,444

We recorded depreciation expense of $0.7 million, $0.7 million, and $0.6 million for 2012, 2011 and 2010, respectively.

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2010, 2011 and 2012:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2009
Goodwill	$234,270	$72,549	$306,819
Accumulated impairment losses	(127,419)	(65,160)	(192,579)
Balance – March 31, 2009	106,851	7,389	114,240

2010 impairments	(2,751)	—	(2,751)

Balance – March 31, 2010
Goodwill	234,270	72,549	306,819
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
Balance – March 31, 2010	104,100	7,389	111,489

2011 additions	43,407	—	43,407

Balance – March 31, 2011
Goodwill	277,677	72,549	350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	147,507	7,389	154,896

2012 additions	20,006	—	20,006

Balance – March 31, 2012
Goodwill	297,683	72,549	370,232
Blacksmith escrow settlement*	(1,200)	—	(1,200)
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$166,313	$7,389	$173,702

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

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith. In connection with this acquisition, we recorded goodwill of $42.2 million, net of the $1.2 million settlement noted above, based on the amount by which the purchase price exceeded the fair value of net assets acquired.

As discussed in Note 3, on January 31, 2012, we completed the acquisition of GSK Brands I for $615.0 million in cash, and on March 30, 2012, we completed the acquisition of GSK Brands II for $45.0 million in cash, subject to certain post-closing adjustments. We recorded a post-closing adjustment as of March 31, 2012, to reflect adjustments to certain inventory items and other current assets acquired. In connection with these acquisitions, we recorded goodwill of $20.0 million based on the amount by which the purchase price exceeded the fair value of assets acquired.

At March 31, 2012 and March 31, 2011, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2012 or in 2011.

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

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at March 31, 2012, 2011 and 2010, as compared to the aggregate fair values of our reporting units to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  Although the impairment charges in the prior years were a result of utilizing management’s best estimate of fair value, the estimates and assumptions made in assessing the fair value of the our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.

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

8. Intangible Assets
A reconciliation of the activity affecting intangible assets for each of 2010, 2011 and 2012 is as follows:

(In thousands)	Year Ended March 31, 2010
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2009	$500,176	$106,159	$158	$606,493
Reclassifications	(45,605)	45,605	—	—
Disposals	—	(500)	—	(500)
Balance – March 31, 2010 (including discontinuing operations)	454,571	151,264	158	605,993
Long-term assets of discontinued operations	—	(8,270)	—	(8,270)
Balance - March 31, 2010	$454,571	$142,994	$158	$597,723

Accumulated Amortization
Balance – March 31, 2009	$—	$37,214	$142	$37,356
Additions	—	9,725	16	9,741
Disposals	—	(333)	—	(333)
Balance – March 31, 2010 (including discontinued operations)	—	46,606	158	46,764
Long-term assets of discontinued operations	—	(3,400)	—	(3,400)
Balance - March 31, 2010	$—	$43,206	$158	$43,364

Intangibles, net – March 31, 2010	$454,571	$99,788	$—	$554,359

(In thousands)	Year Ended March 31, 2011
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2010 (including discontinued operations)	$454,571	$151,264	$158	$605,993
Additions	233,913	7,299	—	241,212
Disposals	—	(8,270)	—	(8,270)
Balance – March 31, 2011	$688,484	$150,293	$158	$838,935

Accumulated Amortization
Balance – March 31, 2010	$—	$46,606	$158	$46,764
Additions	—	9,210	—	9,210
Disposals	—	(3,400)	—	(3,400)
Balance – March 31, 2011	$—	$52,416	$158	$52,574

Intangibles, net – March 31, 2011	$688,484	$97,877	$—	$786,361

(In thousands)	Year Ended March 31, 2012
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2011	$688,484	$150,293	$158	$838,935
Additions	556,930	67,219	—	624,149
Disposals	—	—	—	—
Balance – March 31, 2012	$1,245,414	$217,512	$158	$1,463,084

Accumulated Amortization
Balance – March 31, 2011	$—	$52,416	$158	$52,574
Additions	—	9,988	—	9,988
Disposals	—	—	—	—
Balance – March 31, 2012	$—	$62,404	$158	$62,562

Intangibles, net – March 31, 2012	$1,245,414	$155,108	—	$1,400,522

As discussed in Note 3, on January 31, 2012, we completed the acquisition of GSK Brands I for $615.0 million in cash. On March 30, 2012, we completed the acquisition of GSK Brands II for $45.0 million in cash. In connection with these acquisitions, we allocated $624.1 million of the purchase price to intangible assets.

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

We completed our test for impairment of its intangible assets during the fourth quarter of 2012, 2011 and 2010.  For 2012, 2011 and 2010, we did not record any impairment charge as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values. For 2009, we recorded an impairment charge aggregating $58.6 million to the OTC Healthcare and Household Cleaning segments as facts and circumstances indicated that the carrying values of the intangible assets for such segments exceeded their fair values and may not be recoverable.

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

The weighted average remaining life for finite-lived intangible assets at March 31, 2012 was approximately 16.3 years and the amortization expense for the year ended March 31, 2012 was $10.0 million. At March 31, 2012, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 3 to 30 years and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2013	$12,029
2014	10,898
2015	9,563
2016	9,563
2017	9,563
Thereafter	103,493
$155,109

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	March 31,
	2012	2011
Accrued marketing costs	$10,554	$9,967
Accrued payroll	7,181	7,589
Accrued commissions	415	408
Accrued income taxes	577	531
Accrued professional fees	3,821	1,953
Accrued severance	461	1,324
Accrued other	299	508
	$23,308	$22,280

10. Long-Term Debt

On March 24, 2010, Prestige Brands, Inc. issued $150.0 million of 2010 Senior Notes, with an interest rate of 8.25% and a maturity date of April 1, 2018. On November 1, 2010, Prestige Brands, Inc. issued an additional $100.0 million of the 2010 Senior Notes. The Company may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes (the "Senior Notes Indenture"). The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands
Holdings, Inc. and its domestic 100% owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries. The 2010 Senior Notes issued in March and November were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate.

On March 24, 2010, Prestige Brands, Inc. entered into the 2010 Senior Term Loan for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to our Credit Agreement dated March 24, 2010 (the "Increase Joinder"), pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The incremental 2010 Senior Term Loan was scheduled to mature on March 24, 2016 and was repaid in full on January 31, 2012 with the entry into the new senior secured credit facilities described below. In connection with the refinancing and the payoff of the 2010 Senior Term Loan, we recognized a $5.4 million loss on the extinguishment of debt for 2012. The 2010 Senior Term Loan was unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than Prestige Brands, Inc. (the "Borrower").

Additionally, on March 24, 2010, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “2010 Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the 2010 Revolving Credit Facility in an aggregate principal amount of up to $40.0 million. On January 31, 2012, in connection with the entry into new senior secured credit facilities as described below, Prestige Brands terminated the 2010 Credit Agreement. There were no material early termination penalties as a result of the termination of the 2010 Credit Agreement.

On January 31, 2012, Prestige Brands, Inc. issued $250.0 million of 2012 Senior Notes, with an interest rate of 8.125% and a maturity date of February 1, 2020. We may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

On January 31, 2012, Prestige Brands Inc. also entered into a New Senior Secured Credit Facility which consists of (i) a $660.0 million term loan facility (“2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (“2012 ABL Revolver”) with a five-year maturity. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to Prestige Brands of $650.1 million.

The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than Prestige Brands, Inc. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

The 2012 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.25% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs provided that LIBOR shall not be lower than 1.25%. At March 31, 2012, the average interest rate on the 2012 Term Loan was 5.5%.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under such revolving credit facility during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver.

Under the 2012 Term Loan, we will be required to make quarterly payments each equal to 0.25% of the original principal amount of the term loan made on the closing date, with the balance expected to be due on the seventh anniversary of the closing date. However, since we made a $25.0 million payment in March 2012, we will not be required to make a quarterly payment until the fourth quarter of 2016. For the 2012 ABL Revolver, in addition to paying interest on outstanding principal, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments thereunder, with an initial rate of 0.50% per annum, and which can be reduced at any time under certain conditions as defined in the agreement. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan to finance the acquisition of 17 North American over-the-counter brands from GSK and its affiliates, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition is discussed in Note 3 to the Consolidated Financial Statements.

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

In connection with the financing activities of January 2012 relating to the 2012 Senior Notes, the 2012 Term Loan and the 2012 ABL Revolver, we incurred $12.6 million, $18.8 million and $1.8 million, respectively, in issuance costs, which were capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes.

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

The 2010 Senior Notes and 2012 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company with exception of the 2012 Senior Notes, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company. The 2012 Senior Notes are effectively subordinated to secured obligations of the Company including the New Senior Secured Credit Facilities and the 2010 Senior Notes, equal in right of payment to all existing and future unsecured obligations of the Company, and senior in right of payment to all existing and future obligations of the Company.

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

At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the Senior Notes Indenture, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the Indenture. In addition, at any time prior to February 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the Indenture, Prestige Brands, Inc. will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The Senior Notes Indentures contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the Credit Agreement and the Senior Notes Indenture contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Agreement and the Senior Notes Indenture. At March 31, 2012, we were in compliance with the covenants under our long-term indebtedness.

During the year ended March 31, 2012, we made voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the Credit Agreement governing the 2010 Senior Term Loan and $25.0 million against the 2012 Term Loan. The 2010 Senior Term Loan was repaid in full on January 31, 2012.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31,
	2012	2011
2012 Senior Notes bear interest at 8.125%, with interest only payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$—
2012 Term Loan bears interest at the Company's options at either a base rate plus applicable margin with a floor of 2.25% or LIBOR with a floor of 1.25%. Quarterly payments each equal to 0.25% of the original principal amount of the term loans are due, with the balance expected to be due on January 31, 2019.	635,000	—
2010 Senior Term Loan bore interest at the Company’s option at either the prime rate plus a margin of 2.25% or LIBOR plus 3.25% with a LIBOR floor of 1.5%. The outstanding balance on the 2010 Senior Term Loan was repaid in full on January 31, 2012.	—	242,000
2010 Senior Notes bear interest at 8.25%, with interest only payable on April 1st and October 1st of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	1,135,000	492,000
Current portion of long-term debt	—	—
	1,135,000	492,000
Less: unamortized discount	(11,092)	(5,055)
Long-term debt, net of unamortized discount	$1,123,908	$486,945

Future principal payments required in accordance with the terms of the 2012 Term Loan and the Senior Notes Indentures are as follows (in thousands):

Year Ending March 31,	Amount
2013	$—
2014	—
2015	—
2016	1,400
2017	6,600
Thereafter	1,127,000
$1,135,000

11. Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at March 31, 2012 or 2011. We recorded a charge to interest expense of $2.9 million during 2010 in connection with an interest rate swap agreement. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

The Fair Value Measurements and Disclosures topic of the FASB ASC requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic established market (observable inputs) as the preferred source of fair value to be followed by the Company's assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs. Based upon the above, the following fair value hierarchy was created:

Level 1 - Quoted market prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active; and

Level 3 - Unobservable inputs developed by the Company using estimates and assumptions reflective of those that would be utilized by a market participant.

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes and the 2010 Senior Notes are measured in Level 2 of the above hierarchy. At March 31, 2012 and 2011, we did not have any assets or liabilities measured in Level 2 or 3. During 2012, 2011 and 2010, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At March 31, 2012, the carrying value and the market value of our 2012 Senior Notes were $250.0 million and $270.6 million, respectively, at March 31, 2012.

At March 31, 2012, the carrying value and the market value of the 2012 Term Loan were $635.0 million and $639.0 million, respectively, at March 31, 2012.

At March 31, 2012 and March 31, 2011, the carrying value of our 2010 Senior Notes was $250.0 million and $250.0 million, respectively.  The market value of these notes was approximately $272.5 million and $264.4 million at March 31, 2012 and March 31, 2011, respectively.

At March 31, 2011, the carrying value and the market value of the 2010 Term Loan was $242.0 million and $243.4 million, respectively.  During the year ended March 31, 2012 we repaid the 2010 Term Loan in full.

 12. Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on our common stock through March 31, 2012, except as described below.

Effective February 26, 2012, our Board of Directors adopted a stockholder rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one preferred share right (a "Right") for each share of common stock held as of March 8, 2012. Each Right entitles the holder to purchase one one-thousandth of a share of Series A Preferred Stock (the "Preferred Shares") at an initial exercise price of $65.00, subject to dilution adjustments for dividends payable in Preferred Shares or other such events. The Rights Plan is intended to ensure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders' interests in the event we are confronted with partial tender offers or other coercive or unfair takeover tactics.

The Rights become exercisable after ten days following the acquisition by an acquiring person or group of 10% or more of our outstanding common stock (“Acquisition Event”). If such acquiring person or group acquires 10% or more of the common stock, each Right (other than such acquiring person's or group's Rights, whose Rights become void upon exceeding the 10% threshold) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price of the Right.

The Rights Plan and the Rights will expire on the date of the 2013 Annual Stockholders' Meeting if the plan is not approved by the stockholders. If approved by the stockholders, the Rights Plan and the Rights will expire on February 26, 2022, unless an Acquisition Event occurs earlier. Subject to the provisions of the Rights Plan, at the Company's option, the Rights may be redeemed by the Company at an initial cash redemption price of $0.01 per Right or may be exchanged in whole or in part for one share of the Company's common stock, or one one-thousandth of a share of Preferred Share.

During March 2012, we recorded a charge against retained earnings in the amount of $283 related to the fair value of the rights as of the dividend date. For any right that expires unredeemed, the appropriate charge to retained earnings will be reversed.

During 2012, 2011 and 2010, we repurchased 21, 36 and zero shares, respectively, of restricted common stock from current and former employees pursuant to the provisions of the various employee stock purchase agreements.  The purchases were at an average price of $12.86 per share for 2012 and $9.81 per share for 2011.   All of such shares have been recorded as treasury stock.

13. Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options, restricted stock awards, and restricted stock units. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)	Year Ended March 31,
	2012	2011	2010
Numerator
Income from continuing operations	$37,212	$29,179	$32,070
Income from discontinued operations and gain on sale of discontinued operations	—	41	45
Net income	$37,212	$29,220	$32,115

Denominator
Denominator for basic earnings per share- weighted average shares	50,270	50,081	50,013
Dilutive effect of unvested restricted common stock (including restricted stock units), options and stock appreciation rights issued to employees and directors	478	257	72
Denominator for diluted earnings per share	50,748	50,338	50,085

Earnings per Common Share:
Basic earnings per share from continuing operations	$0.74	$0.58	$0.64
Basic earnings per share from discontinued operations and gain on sale of discontinued operations	—	—	—
Basic net earnings per share	$0.74	$0.58	$0.64

Diluted earnings per share from continuing operations	$0.73	$0.58	$0.64
Diluted earnings per share from discontinued operations and gain on sale of discontinued operations	—	—	—
Diluted net earnings per share	$0.73	$0.58	$0.64

At March 31, 2012, 2011 and 2010, there were zero, zero and 0.1 million shares of restricted stock awards that have been excluded from the computation of basic earnings per share as these awards were subject to contingencies that were not met as of the end of each respective period. Additionally, for 2012, 2011 and 2010 there were 0.4 million, 0.5 million and 1.3 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14. Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”) which provides for the grant, to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During 2012, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.1 million and $1.2 million, respectively.  During the year management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

During 2011, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.6 million and $1.4 million, respectively.  During the year management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

During 2010, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $2.1 million and $0.8 million, respectively.  During the year management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in three to five years, contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets, or the attainment of certain time vesting thresholds.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On January 25, 2012, the Compensation Committee of our Board of Directors granted 95,000 shares of restricted stock units to certain members of executive management. The restricted stock units will vest in equal annual installments over a three year period on the anniversary date of the grants. The grant-date fair value of restricted shares is determined using the closing price of our common stock on the day preceding the grant date.  The weighted-average grant-date fair value during 2012, 2011 and 2010 was $11.81, $8.99 and $7.09, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2009	342.4	$11.31

Granted	171.6	7.09
Vested	(47.8)	10.97
Forfeited	(179.1)	11.28
Nonvested at March 31, 2010	287.1	8.86

Granted	125.0	8.99
Vested	(88.2)	9.63
Forfeited	(48.5)	10.10
Vested and nonvested at March 31, 2011	275.4	8.46
Vested at March 31, 2011	29.2	6.84

Granted	217.5	11.81
Vested	(103.4)	9.93
Forfeited	(26.1)	10.17
Vested and nonvested at March 31, 2012	363.4	9.92
Vested at March 31, 2012	54.0	7.40

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from our historical experience and management’s estimates and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  The weighted-average grant-date fair value of the options granted during 2012, 2011 and 2010 were $5.83, $4.91 and $3.64, respectively.

	Year Ended March 31,
	2012	2011
Expected volatility	53.0%	52.8%
Expected dividends	—	—
Expected term in years	6.5	7.0
Risk-free rate	2.4%	3.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2009	662.6	$11.65

Granted	1,125.0	7.16
Exercised	—	—
Forfeited or expired	(203.4)	11.34
Outstanding at March 31, 2010	1,584.2	8.50

Granted	418.6	9.26
Exercised	(33.8)	9.79
Forfeited or expired	(347.5)	10.74
Outstanding at March 31, 2011	1,621.5	8.19

Granted	308.2	11.27
Exercised	(86.9)	10.24
Forfeited or expired	(97.4)	11.57
Outstanding at March 31, 2012	1,745.4	8.44	7.6	$15,772

Exercisable at March 31, 2012	657.2	8.37	7.1	5,985

The aggregate intrinsic value of options exercised during 2012 was $0.2 million. The aggregate intrinsic value at March 31, 2012 for options granted during 2012 was $1.9 million. The weighted-average fair value per option at the grant date was $5.83 for 2012.

At March 31, 2012, there were $3.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 years.  The total fair value of options and restricted shares vested during 2012, 2011 and 2010, was $2.9 million, $2.3 million and $0.5 million, respectively.  Cash received from the exercise of stock options was $0.6 million during 2012 and we realized $0.3 million in tax benefits for the tax deductions resulting from option exercises. Cash received from the exercise of stock options was $0.3 million during 2011 and we realized $0.2 million in tax benefits for the tax deductions resulting from option exercises. There were no options exercised during 2010 and therefore, we did not realize any tax benefits during this period associated with option exercises.  At March 31, 2012, there were 2.5 million shares available for issuance under the Plan.

15. Income Taxes

The provision for income taxes from continuing operations consists of the following:

(In thousands)	Year Ended March 31,
	2012	2011	2010
Current
Federal	$8,127	$8,793	$10,837
State	1,396	1,496	1,492
Foreign	630	522	415
Deferred
Federal	13,100	7,211	6,418
State	692	1,327	1,502
Total provision for income taxes from continuing operations	$23,945	$19,349	$20,664

The principal components of our deferred tax balances are as follows:

(In thousands)	March 31,
	2012	2011
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$1,931	$2,701
Inventory capitalization	1,184	812
Inventory reserves	635	260
Net operating loss carryforwards	495	579
Property and equipment	—	—
State income taxes	7,103	7,089
Accrued liabilities	1,762	1,768
Stock compensation	2,536	3,003
Other	1	136
Total deferred tax assets	15,647	16,348

Deferred Tax Liabilities
Property and equipment	(155)	(65)
Intangible assets	(177,926)	(164,924)
Total deferred tax liabilities	(178,081)	(164,989)

Net deferred tax liability	$(162,434)	$(148,641)

At March 31, 2012, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.4 million which may be used to offset future taxable income of the consolidated group and begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $0.2 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
(In thousands)	2012		2011		2010
		%		%		%
Income tax provision at statutory rate	$21,405	35.0	$17,008	35.0	$19,069	35.0
Foreign tax (benefit) provision	191	0.3	(42)	(0.1)	(36)	(0.1)
State income taxes, net of federal income tax benefit	2,073	3.4	1,615	3.3	1,662	3.1
(Decrease) increase in net deferred tax liability resulting from a change in the effective state tax rate	(1,177)	(1.9)	302	0.6	597	1.1
Goodwill	—	—	—	—	1,039	1.9
Nondeductible compensation	1,305	2.1	—	—	—	—
Transaction costs	—	—	367	0.8	—	—
Other	148	0.3	124	0.3	39	0.1
Total provision for income taxes	23,945	39.2	19,374	39.9	22,370	41.1
Amount included in discontinued operations	—	—	25	38.2	1,706	97.5
Provision for income taxes from continuing operations	$23,945	39.2	$19,349	39.9	$20,664	39.2
Uncertain tax liability activity is as follows:

	2012	2011
(In thousands)
Balance – beginning of year	$456	315
Additions based on tax positions related to the current year	45	141
Reductions based on lapse of statute of limitations	(209)	—
Balance – end of year	$292	$456

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.   We did not incur any material interest or penalties related to income taxes in any of the periods presented.  We do not anticipate any events or circumstances that would cause a material change to these uncertainties during the ensuing year.  We are subject to taxation in the United States and various state and foreign jurisdictions and we are generally open to examination from the year ended March 31, 2009 forward.

16. Commitments and Contingencies

We are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking our reserves into account, will not have a material adverse effect on our business, financial condition or results from operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2014.

The following summarizes future minimum lease payments for our operating leases:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2013	$1,087	$50	$1,137
2014	719	23	742
2015	56	—	56
2016	—	—	—
2017	—	—	—
	$1,862	$73	$1,935

Rent expense was $0.9 million for 2012 and $0.8 million for each of 2011 and 2010.

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

(In thousands)
Year Ending March 31,
2013	$1,166
2014	1,136
2015	1,105
2016	1,074
2017	1,044
Thereafter	2,555
$8,080

17. Concentrations of Risk

Our sales are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug accounts, and dollar and club stores.  During 2012, 2011 and 2010, approximately 51.3%, 63.3% and 66.6%, respectively, of our total sales were derived from our five top selling brands brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2012, 2011 and 2010, Walmart accounted for approximately 18.9%, 20.3% and 24.4%, respectively, of our gross revenues.  At March 31, 2012, approximately 22.3% of accounts receivable were owed by the same customer.

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

At March 31, 2012, we had relationships with 42 third-party manufacturers.  Of those, we had long-term contracts with 20 manufacturers that produced items that accounted for approximately 70.6% of our gross sales for 2012 compared to 11 manufactures with long-term contracts that accounted for approximately 52.9% of gross sales in 2011.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason, or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

18. Business Segments

Segment information has been prepared in accordance with Segment Reporting topic of the FASB ASC and includes certain information that our chief operating decision maker, the Company's Chief Executive Officer, reviews including contribution margin, which is a non-GAAP financial measure. Contribution margin is defined as gross profit less advertising and promotional expenses. Our general and administrative expenses and other corporate-level activity is not allocated to our segments including costs of: employee related costs; legal; finance; information technology; corporate development; legal settlements; depreciation and amortization; and facility and insurance costs. As described in Note 2, on September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand included in our previously reported Personal Care segment to an unrelated third party. The assets sold comprised a substantial majority of the assets in our previously reported Personal Care segment. The remaining assets and revenues generated do not constitute a reportable segment under the Segment Reporting topic of the FASB ASC. Therefore, we reclassified the remaining assets and results of the Personal Care segment to the OTC Healthcare segment for all periods presented. Our current operating and reportable segments now consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The table below summarizes information about our operating and reportable segments.

	Year Ended March 31, 2012
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$344,282	$93,556	$437,838
Other revenues	719	2,528	3,247
Total revenues	345,001	96,084	441,085
Cost of sales	143,151	70,550	213,701
Gross profit	201,850	25,534	227,384
Advertising and promotion	51,895	5,232	57,127
Contribution margin	$149,955	$20,302	170,257
Other operating expenses			67,434
Operating income			102,823
Other expenses			41,666
Provision for income taxes			23,945
Income from continuing operations			37,212
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax benefit			—
Net income			$37,212

	Year Ended March 31, 2011
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$234,042	$99,673	$333,715
Other revenues	543	2,252	2,795
Total revenues	234,585	101,925	336,510
Cost of sales	97,710	67,922	165,632
Gross profit	136,875	34,003	170,878
Advertising and promotion	36,752	6,145	42,897
Contribution margin	$100,123	$27,858	127,981
Other operating expenses			51,836
Operating income			76,145
Other expenses			27,617
Provision for income taxes			19,349
Income from continuing operations			29,179
Income from discontinued operations, net of income tax benefit			591
Loss on sale of discontinued operations, net of income tax			(550)
Net income			$29,220

	Year Ended March 31, 2010
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$178,755	$108,797	$287,552
Other revenues	3,151	1,899	5,050
Total revenues	181,906	110,696	292,602
Cost of sales	67,040	72,118	139,158
Gross profit	114,866	38,578	153,444
Advertising and promotion	24,264	6,659	30,923
Contribution margin	$90,602	$31,919	122,521
Other operating expenses			44,196
Operating income			78,325
Other expenses			25,591
Income tax benefit			20,664
Income from continuing operations			32,070
Loss from discontinued operations, net of income tax			(112)
Gain on sale of discontinued operations, net of income tax			157
Net income			$32,115

	Year Ended March 31,
(In thousands)	2012	2011	2010
Analgesics	$18,930	$3,063	$3,360
Cough & Cold	116,669	75,013	45,853
Gastrointestinal	29,489	4,067	—
Eye & Ear Care	74,363	70,724	65,274
Dermatologicals	52,592	51,398	47,240
Oral Care	46,551	26,518	16,660
Other OTC	6,407	3,802	3,519
Total OTC Healthcare Segment	345,001	234,585	181,906
Household Cleaning Segment	96,084	101,925	110,696
Consolidated Net Revenues	$441,085	$336,510	$292,602

During 2012, 2011 and 2010, approximately 96.5%, 95.8% and 95.7%, respectively of our sales were made to customers in the United States and Canada.  Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2012, substantially all of our long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$166,313	$7,389	$173,702

Intangible assets
Indefinite-lived	1,125,594	119,820	1,245,414
Finite-lived	125,452	29,656	155,108
	1,251,046	149,476	1,400,522

	$1,417,359	$156,865	$1,574,224

19. Gain on Settlement

On June 15, 2011, we received a settlement payment of $8.0 million in the resolution of pending litigation, which Prestige Brands, Inc. had initiated for legal malpractice, breach of contract and breach of fiduciary duty against a law firm and two individual lawyers who had previously provided legal representation to Prestige Brands, Inc.

Because the result of the litigation could only have resulted in a potential gain and the amount could not be determined prior to the settlement, the settlement payment was not disclosed prior to the actual receipt of the settlement. Additionally, the costs netted against the gain during the period ended June 30, 2011 were legal fees paid solely on a contingent basis and other immaterial legal fees incurred in the period ended June 30, 2011. All other costs and legal fees that were incurred prior to the period ended June 30, 2011 were immaterial and expensed as incurred.

We incurred costs of $2.9 million in pursuing this matter. Therefore, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred and $3.2 million after income tax effects for the fiscal year ended March 31, 2012. The $5.1 million pre-tax gain is included in other (income) expense, as this gain did not relate to our ongoing operations.

20. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2012 and 2011 is as follows:

Year Ended March 31, 2012

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total revenues	$95,295	$105,544	$106,250	$133,996
Cost of sales	45,427	51,638	51,128	65,508
Gross profit	49,868	53,906	55,122	68,488

Operating expenses
Advertising and promotion	10,233	13,073	15,274	18,547
General and administrative	9,850	8,861	13,655	24,334
Depreciation and amortization	2,550	2,570	2,563	3,051
	22,633	24,504	31,492	45,932
Operating income	27,235	29,402	23,630	22,556
Net interest expense	8,578	8,279	8,116	16,347
Gain on settlement	(5,063)			—
Loss on extinguishment of debt	—	—	—	5,409
Income from continuing operations before income taxes	23,720	21,123	15,514	800
Provision for income taxes	8,952	8,174	6,004	815
Income (loss) from continuing operations	14,768	12,949	9,510	(15)

Discontinued Operations
Income from discontinued operations, net of income tax	—	—	—	—
Gain on sale of discontinued operations, net of income tax	—	—	—	—
Net income (loss)	$14,768	$12,949	$9,510	$(15)

Basic earnings per share:
Income from continuing operations	$0.29	$0.26	$0.19	$—
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—
Net income	$0.29	$0.26	$0.19	$—

Diluted earnings per share:
Income from continuing operations	$0.29	$0.26	$0.19	$—
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—
Net income	$0.29	$0.26	$0.19	$—

Weighted average shares outstanding:
Basic	50,183	50,278	50,307	50,314
Diluted	50,646	50,671	50,684	50,992

Year Ended March 31, 2011

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Total revenues	$71,236	$78,303	$90,608	$96,363
Cost of sales	33,265	35,713	46,596	50,058
Gross profit	37,971	42,590	44,012	46,305

Operating expenses
Advertising and promotion	7,486	8,240	13,049	14,122
General and administrative	7,414	8,101	15,426	11,019
Depreciation and amortization	2,410	2,413	2,513	2,540
	17,310	18,754	30,988	27,681
Operating income	20,661	23,836	13,024	18,624
Net interest expense	5,461	5,373	7,674	8,809
Loss on extinguishment of debt	300	—	—	—
Income from continuing operations before income taxes	14,900	18,463	5,350	9,815
Provision for income taxes	5,691	7,053	3,204	3,401
Income from continuing operations	9,209	11,410	2,146	6,414

Discontinued Operations
Income from discontinued operations, net of income tax	397	162	32	—
Loss on sale of discontinued operations, net of income tax	—	(550)	—	—
Net income	$9,606	$11,022	$2,178	$6,414

Basic earnings per share:
Income from continuing operations	$0.18	$0.23	$0.04	$0.13
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	0.01	(0.01)	—	—
Net income	$0.19	$0.22	$0.04	$0.13

Diluted earnings per share:
Income from continuing operations	$0.18	$0.23	$0.04	$0.13
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	0.01	(0.01)	—	—
Net income	$0.19	$0.22	$0.04	$0.13

Weighted average shares outstanding:
Basic	50,038	50,053	50,085	50,129
Diluted	50,105	50,141	50,533	50,555

21. Condensed Consolidating Financial Statements

As described in Note 10, we, together with certain of our 100% owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the Senior Notes Indenture, including, without limitation, the obligation to pay principal and interest with respect to the 2010 Senior Notes and the 2012 Senior Notes, collectively (the "Senior Notes"). The 100% owned subsidiaries of the Company which have guaranteed the Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company, The Spic and Span Company and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from the Company's subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Senior Notes. Although holders of the Senior Notes will be direct creditors of the guarantors of the Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the Senior Notes, and such subsidiaries will not be obligated with respect to the Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the Senior Notes.

Presented below are supplemental condensed consolidating balance sheets as of March 31, 2012 and 2011 and condensed consolidating statements of operations and cash flows for each year in the three year period ended March 31, 2012. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries,
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The condensed consolidating financial statements are presented using the equity method of accounting for investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Condensed Consolidating Statement of Operations
Year Ended March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$340,394	$93,554	$3,890	$—	$437,838
Other revenues	—	913	2,528	1,475	(1,669)	3,247
Total Revenues	—	341,307	96,082	5,365	(1,669)	441,085

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	143,220	70,550	1,600	(1,669)	213,701
Gross profit	—	198,087	25,532	3,765	—	227,384

Advertising and promotion	—	50,593	5,231	1,303	—	57,127
General and administrative	16,715	28,360	10,668	957	—	56,700
Depreciation and amortization	537	8,292	1,834	71	—	10,734
Total operating expenses	17,252	87,245	17,733	2,331	—	124,561

Operating income (loss)	(17,252)	110,842	7,799	1,434	—	102,823

Other (income) expense
Interest income	—	(59,402)	—	(222)	59,606	(18)
Interest expense	—	88,240	12,704	—	(59,606)	41,338
Gain on Settlement	(5,063)	—	—	—	—	(5,063)
Loss on extinguishment of debt	—	5,409	—	—	—	5,409
Equity in income of subsidiaries	(51,184)	—	—	—	51,184	—
Total other (income) expense	(56,247)	34,247	12,704	(222)	51,184	41,666

Income (loss) from continuing operations before income taxes	38,995	76,595	(4,905)	1,656	(51,184)	61,157

Provision (benefit) for income taxes	1,783	23,643	(2,018)	537	—	23,945
Income (loss) from continuing operations	37,212	52,952	(2,887)	1,119	(51,184)	37,212

Discontinued operations
Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	—
Loss on sale of discontinued operations, net of income tax benefit						—
Net income (loss)	$37,212	$52,952	$(2,887)	$1,119	$(51,184)	$37,212

Condensed Consolidating Statement of Operations
Year Ended March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$230,302	$99,672	$3,741	$—	$333,715
Other revenues	—	542	2,253	1,666	(1,666)	2,795
Total Revenues	—	230,844	101,925	5,407	(1,666)	336,510

Cost of Sales
Cost of sales (exclusive of depreciation)	—	97,872	67,923	1,503	(1,666)	165,632
Gross profit	—	132,972	34,002	3,904	—	170,878

Advertising and promotion	—	35,259	6,145	1,493	—	42,897
General and administrative	(298)	30,899	11,289	70	—	41,960
Depreciation and amortization	486	7,473	1,848	69	—	9,876
Total operating expenses (income)	188	73,631	19,282	1,632	—	94,733

Operating (loss) income	(188)	59,341	14,720	2,272	—	76,145

Other (income) expense
Interest income	(51,909)	(9,116)	—	(189)	61,213	(1)
Interest expense	—	74,409	14,118	4	(61,213)	27,318
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	1,875	—	—	—	(1,875)	—
Total other (income) expense	(50,034)	65,593	14,118	(185)	(1,875)	27,617

Income (loss) from continuing operations before income taxes	49,846	(6,252)	602	2,457	1,875	48,528

Provision (benefit) for income taxes	20,626	(2,081)	274	530	—	19,349
Income (loss) from continuing operations	29,220	(4,171)	328	1,927	1,875	29,179

Discontinued operations
Income from discontinued operations, net of income tax	—	578	13	—	—	591
Loss on sale of discontinued operations, net of income tax benefit	—	(550)	—	—	—	(550)
Net income (loss)	$29,220	$(4,143)	$341	$1,927	$1,875	$29,220

Condensed Consolidating Statement of Operations
Year Ended March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$175,203	$108,797	$3,552	$—	$287,552
Other revenues	—	3,150	1,900	1,297	(1,297)	5,050
Total Revenues	—	178,353	110,697	4,849	(1,297)	292,602

Cost of Sales
Cost of sales (exclusive of depreciation)	—	66,882	72,119	1,454	(1,297)	139,158
Gross profit	—	111,471	38,578	3,395	—	153,444

Advertising and promotion	—	22,867	6,659	1,397	—	30,923
General and administrative	533	20,840	12,445	377	—	34,195
Depreciation and amortization	384	7,657	1,889	71	—	10,001
Total operating expenses	917	51,364	20,993	1,845	—	75,119

Operating (loss) income	(917)	60,107	17,585	1,550	—	78,325

Other (income) expense
Interest income	(52,265)	(9,246)	—	(123)	61,633	(1)
Interest expense	—	70,344	14,215	10	(61,633)	22,936
Loss on extinguishment of debt	—	2,656	—	—	—	2,656
Equity in income of subsidiaries	(808)	—	—	—	808	—
Total other (income) expense	(53,073)	63,754	14,215	(113)	808	25,591

Income (loss) from continuing operations before income taxes	52,156	(3,647)	3,370	1,663	(808)	52,734

Provision (benefit) for income taxes	20,041	(1,266)	1,480	409	—	20,664
Income (loss) from continuing operations	32,115	(2,381)	1,890	1,254	(808)	32,070

Discontinued operations
Income (loss) from discontinued operations, net of income tax/(benefit)	—	(368)	256	—	—	(112)
Gain/(loss) on sale of discontinued operations, net of income tax/(benefit)	—	787	(630)	—	—	157
Net income (loss)	$32,115	$(1,962)	$1,516	$1,254	$(808)	$32,115

Condensed Consolidating Balance Sheet
March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,221	$—	$—	$794	$—	$19,015
Accounts receivable, net	291	49,958	9,232	747	—	60,228
Inventories	1	41,410	9,021	681	—	51,113
Deferred income tax assets	355	4,112	816	—	—	5,283
Prepaid expenses and other current assets	7,836	3,407	153	—	—	11,396
Total current assets	26,704	98,887	19,222	2,222	—	147,035

Property and equipment, net	934	285	83	2	—	1,304
Goodwill	—	166,312	7,390	—	—	173,702
Intangible assets, net	—	1,250,669	149,476	377	—	1,400,522
Other long-term assets	—	35,713	—	—	—	35,713
Intercompany receivable	1,716,894	1,684,732	91,236	7,801	(3,500,663)	—
Investment in subsidiary	456,120	—	—	—	(456,120)	—
Total Assets	$2,200,652	$3,236,598	$267,407	$10,402	$(3,956,783)	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,532	$13,291	$8,532	$371	$—	$26,726
Accrued interest payable	—	13,889	—	—	—	13,889
Other accrued liabilities	12,247	22,066	(11,978)	973	—	23,308
Total current liabilities	16,779	49,246	(3,446)	1,344	—	63,923

Long-term debt
Principal amount	—	1,135,000	—	—	—	1,135,000
Less unamortized discount	—	(11,092)	—	—	—	(11,092)
Long-term debt, net of unamortized discount	—	1,123,908	—	—	—	1,123,908

Deferred income tax liabilities	(3,643)	143,528	27,749	83	—	167,717

Intercompany payable	1,648,505	1,665,810	172,127	689	(3,487,131)	—
Intercompany equity in subsidiaries	136,286	—	—	—	(136,286)	—

Total Liabilities	1,797,927	2,982,492	196,430	2,116	(3,623,417)	1,355,548

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common Stock	505	—	—	—	—	505
Additional paid-in capital	391,898	337,458	118,638	24	(456,120)	391,898
Treasury stock	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(13)	—	—	(13)	13	(13)
Retained earnings (accumulated deficit)	10,739	(89,079)	(47,661)	14,002	122,741	10,742
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	402,725	254,106	70,977	8,286	(333,366)	402,728

Total Liabilities and Stockholders' Equity	$2,200,652	$3,236,598	$267,407	$10,402	$(3,956,783)	$1,758,276

Condensed Consolidating Balance Sheet
March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,698	$—	$—	$636	$—	$13,334
Accounts receivable, net	13	34,835	8,842	703	—	44,393
Inventories	—	31,023	8,050	678	—	39,751
Deferred income tax assets	646	4,168	477	1	—	5,292
Prepaid expenses and other current assets	4,505	156	150	1	—	4,812
Total current assets	17,862	70,182	17,519	2,019	—	107,582

Property and equipment, net	1,131	127	173	13	—	1,444
Goodwill	—	147,506	7,390	—	—	154,896
Intangible assets, net	—	634,704	151,220	437	—	786,361
Other long-term assets	—	6,635	—	—	—	6,635
Intercompany receivable	1,007,260	954,317	92,251	4,558	(2,058,386)	—
Investment in subsidiary	456,119	—	—	—	(456,119)	—
Total Assets	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,920	$14,656	$4,627	$412	$—	$21,615
Accrued interest payable	—	10,313	—	—	—	10,313
Other accrued liabilities	15,555	15,134	(7,382)	(1,027)	—	22,280
Total current liabilities	17,475	40,103	(2,755)	(615)	—	54,208

Long-term debt
Principal amount	—	492,000	—	—	—	492,000
Less unamortized discount	—	(5,055)	—	—	—	(5,055)
Long-term debt, net of unamortized discount	—	486,945	—	—	—	486,945

Deferred income tax liabilities	(2,846)	132,549	24,135	95	—	153,933

Intercompany payable	931,601	952,721	173,310	754	(2,058,386)	—
Intercompany equity in subsidiaries	174,310	—	—	—	(174,310)	—

Total Liabilities	1,120,540	1,612,318	194,690	234	(2,232,696)	695,086

Stockholders' Equity
Common Stock	503	—	—	—	—	503
Additional paid-in capital	387,932	337,458	118,637	24	(456,119)	387,932
Treasury stock	(416)	—	—	—	—	(416)
(Accumulated deficit) Retained earnings	(26,187)	(142,032)	(44,774)	12,496	174,310	(26,187)
Intercompany dividends	—	5,727	—	(5,727)	—	—
Total Stockholders' Equity	361,832	201,153	73,863	6,793	(281,809)	361,832

Total Liabilities and Stockholders’ Equity	$1,482,372	$1,813,471	$268,553	$7,027	$(2,514,505)	$1,056,918

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$37,212	$52,952	$(2,887)	$1,119	$(51,184)	$37,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	537	8,292	1,834	71	—	10,734
Deferred income taxes	(507)	11,023	3,276	1	—	13,793
Amortization of deferred financing costs	—	1,630	—	—	—	1,630
Stock-based compensation costs	3,078	—	—	—	—	3,078
Loss on extinguishment of debt	—	5,409	—	—	—	5,409
Amortization of debt discount	—	1,030	—	—	—	1,030
Changes in operating assets and liabilities
Accounts receivable	(12)	(15,389)	(390)	(63)	—	(15,854)
Inventories	—	4,683	(972)	(1)	—	3,710
Prepaid expenses and other current assets	(3,598)	591	(3)	1	—	(3,009)
Accounts payable	2,614	(1,365)	3,905	(27)	—	5,127
Accrued liabilities	(5,867)	16,186	(4,596)	(1,131)	—	4,592
Intercompany activity, net	26,866	(34,019)	(2,292)	(200)	9,645	—
Net cash provided by (used in) operating activities	60,323	51,023	(2,125)	(230)	(41,539)	67,452

Investing Activities
Purchases of equipment	(367)	(239)	—	—	—	(606)
Proceeds from escrow of Blacksmith acquisition	—	1,200	—	—	—	1,200
Acquisition of GSK Brands	—	(662,800)	—	—	—	(662,800)
Intercompany activity, net	1,200	661,600	—	—	(662,800)	—
Net cash provided by (used in) investing activities	833	(239)	—	—	(662,800)	(662,206)

Financing Activities
Proceeds from issuance of 2012 Senior Notes	—	250,000	—	—	—	250,000
Repayment 0f 2010 Senior Term Loan	—	(242,000)	—	—	—	(242,000)
Proceeds from issuance of 2012 Term Loan and 2010 Term Loan	—	650,100	—	—	—	650,100
Payment of deferred financing costs	—	(33,284)	—	—	—	(33,284)
Repayment of 2012 Term Loan	—	(25,000)	—	—	—	(25,000)
Proceeds from exercise of stock options	889	—	—	—	—	889
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(56,251)	(650,600)	2,125	387	704,339	—
Net cash (used in) provided by financing activities	(55,633)	(50,784)	2,125	387	704,339	600,434

Effects of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Increase (decrease) in cash	5,523	—	—	158	—	5,681
Cash - beginning of period	12,698	—	—	636	—	13,334

Cash - end of period	$18,221	$—	$—	$794	$—	$19,015

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$29,220	$(4,143)	$341	$1,927	$1,875	$29,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	485	7,702	1,849	72	—	10,108
Loss on sale of discontinued operations	—	890	—	—	—	890
Deferred income taxes	(1,174)	6,666	3,832	—	—	9,324
Amortization of deferred financing costs	—	1,043	—	—	—	1,043
Stock-based compensation costs	3,575	—	—	—	—	3,575
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	702	—	—	—	702
Loss on disposal of equipment	27	106	20	—	—	153
Changes in operating assets and liabilities
Accounts receivable	1,041	2,720	1,183	(26)	—	4,918
Inventories	—	13,294	(793)	(58)	—	12,443
Prepaid expenses and other current assets	(62)	118	98	—	—	154
Accounts payable	(605)	1,759	566	64	—	1,784
Accrued liabilities	4,219	11,696	(3,906)	47	—	12,056
Net cash provided by operating activities	36,726	42,853	3,190	2,026	1,875	86,670

Investing Activities
Purchases of equipment	(595)	(56)	—	(4)	—	(655)
Proceeds from sale of property and equipment	12	—	—	—	—	12
Proceeds from sale of discontinued operations	—	4,122	—	—	—	4,122
Acquisition of Blacksmith, net of cash acquired	(220)	(201,824)	—	—	—	(202,044)
Acquisition of Dramamine	—	(77,115)	—	—	—	(77,115)
Net cash used in investing activities	(803)	(274,873)	—	(4)	—	(275,680)

Financing Activities
Proceeds from issuance of senior notes	—	100,250	—	—	—	100,250
Proceeds from issuance of senior term loan	—	112,936	—	—	—	112,936
Payment of deferred financing costs	—	(830)	—	—	—	(830)
Repayment of long-term debt	—	(51,087)	—	—	—	(51,087)
Proceeds of exercise of stock options	331	—	—	—	—	331
Purchase of treasury stock	(353)	—	—	—	—	(353)
Intercompany activity, net	(63,847)	70,751	(3,190)	(1,839)	(1,875)	—
Net cash (used in) provided by financing activities	(63,869)	232,020	(3,190)	(1,839)	(1,875)	161,247

(Decrease) increase in cash	(27,946)	—	—	183	—	(27,763)
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$12,698	$—	$—	$636	$—	$13,334

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2010

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$32,115	$(843)	$1,516	$1,254	$(1,927)	$32,115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	384	8,508	2,487	71	—	11,450
Loss (gain) on sale of discontinued operations	—	(1,268)	1,015	—	—	(253)
Deferred income taxes	(1,412)	6,261	6,162	1	—	11,012
Amortization of deferred financing costs	—	1,926	—	—	—	1,926
Impairment of goodwill and intangible assets	—	2,751	—	—	—	2,751
Stock-based compensation costs	2,085	—	—	—	—	2,085
Loss on extinguishment of debt	—	2,166	—	—	—	2,166
Changes in operating assets and liabilities
Accounts receivable	465	5,578	550	(189)	—	6,404
Inventories	—	(1,798)	(1,247)	(306)	—	(3,351)
Prepaid expenses and other current assets	(3,972)	594	(181)	—	—	(3,559)
Accounts payable	1,263	(526)	(3,824)	(40)	—	(3,127)
Accrued liabilities	(3,217)	7,571	(4,522)	(24)	—	(192)
Net cash provided by (used in) operating activities	27,711	30,920	1,956	767	(1,927)	59,427

Investing Activities
Purchases of equipment	(610)	(33)	—	(30)	—	(673)
Proceeds from sale of discontinued operations	(1,000)	4,476	4,517	—	—	7,993
Net cash (used in) provided by investing activities	(1,610)	4,443	4,517	(30)	—	7,320

Financing Activities
Proceed from issuance of debt	—	296,046	—	—	—	296,046
Payment of deferred financing costs	—	(6,627)	—	—	—	(6,627)
Repayment of long-term debt	—	(350,250)	—	—	—	(350,250)
Intercompany activity, net	(19,915)	25,468	(6,473)	(1,007)	1,927	—
Net cash (used in) provided by financing activities	(19,915)	(35,363)	(6,473)	(1,007)	1,927	(60,831)

Increase (decrease) in cash	6,186	—	—	(270)	—	5,916
Cash - beginning of period	34,458	—	—	723	—	35,181

Cash - end of period	$40,644	$—	$—	$453	$—	$41,097

22. Subsequent Events

On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units and stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan. The restricted common stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $13.24 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted common stock units and unvested stock options. Vested stock options will remain exercisable by an employee after termination, subject to the terms of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making its assessment, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO Criteria”).

Based on management's assessment utilizing the COSO Criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears at page 54 and is incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2012 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2012 Proxy Statement under the headings “Executive Compensation and Other Matters” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2012 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2012 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2012 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 53 through 96) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2012
Consolidated Balance Sheets at March 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2012
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2012
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

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ RONALD M. LOMBARDI
Name:	Ronald M. Lombardi
Title:	Chief Financial Officer
Date:	May 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW M. MANNELLY	Director, President and Chief Executive Officer	May 17, 2012
Matthew M. Mannelly	(Principal Executive Officer)

/s/ RONALD M. LOMBARDI	Chief Financial Officer	May 17, 2012
Ronald M. Lombardi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 17, 2012
John E. Byom

/s/ GARY E. COSTLEY	Director	May 17, 2012
Gary E. Costley

/s/ CHARLES J. HINKATY	Director	May 17, 2012
Charles J. Hinkaty

/s/ PATRICK M. LONERGAN	Director	May 17, 2012
Patrick M. Lonergan

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other		Balance at End of Year
Year Ended March 31, 2012
Reserves for sales returns and allowance	$6,208	$23,457		$(25,408)	$—		$4,257
Reserves for trade promotions	4,853	32,185		(31,532)	—		5,506
Reserves for consumer coupon redemptions	2,723	7,180		(6,394)	—		3,509
Allowance for doubtful accounts	444	200		(40)	—		604

Year Ended March 31, 2011
Reserves for sales returns and allowance	6,221	17,316		(17,746)	417	(2)	6,208
Reserves for trade promotions	2,051	23,906	(1)	(23,350)	2,246	(2)	4,853
Reserves for consumer coupon redemptions	263	3,932	(1)	(3,090)	1,618	(2)	2,723
Allowance for doubtful accounts	273	180		(16)	7	(2)	444

Year Ended March 31, 2010
Reserves for sales returns and allowance	2,457	20,042		(16,278)	—		6,221
Reserves for trade promotions	2,440	20,362		(20,751)	—		2,051
Reserves for consumer coupon redemptions	297	1,281		(1,315)	—		263
Allowance for doubtful accounts	120	200		(47)	—		273

(1)	We increased our reserves for Trade Promotion and Consumer Coupon Redemption by $3.0 million and $2.0 million, respectively, in an effort to gain market share for the PediaCare brand.

(2)	Reflect the applicable amounts acquired from the purchase of Blacksmith on November 1, 2010.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of September 14, 2010, by and among Prestige Brands Holdings, Inc., Blacksmith Brands Holdings, Inc. and the Stockholders of Blacksmith Brands Holdings, Inc.
(filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2010).+

2.2
Asset Purchase Agreement, dated as of December 15, 2010, by and between McNeil-PPC, Inc. and Prestige Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2010).+

2.3
Business Sale and Purchase Agreement, dated December 20, 2011, between GlaxoSmithKline LLC, GlaxoSmithKline plc and certain of its affiliates and Prestige Brands Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2011).+

2.4
Business Sale and Purchase Agreement, dated December 20, 2011 between GlaxoSmithKline LC, GlaxoSmithKline Consumer Healthcare L.P., GlaxoSmithKline plc and Prestige Brands Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011).+

3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).+
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc., as amended (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).+
3.3
Certificate of Designations of Series A Preferred Stock of Prestige Brands Holdings, Inc., as filed with the Secretary of State of the State of Delaware on February 27, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2012).+

4.1	Form of stock certificate for common stock (filed as Exhibit 4.1 to the Company's Form S-1/A filed with the SEC on January 26, 2005).+
4.2
Indenture, dated as of March 24, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+

4.3
First Supplemental Indenture dated as of November 1, 2010, by and among Prestige Brands, Inc., the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).+

4.4	Form of 8¼% Senior Note due 2018 (contained in Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on June 11, 2010).+
4.5
Indenture, dated as of January 31, 2012, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 8.125% Senior Notes Due 2020.*

4.6	Form of 8.125% Senior Note due 2020 (contained in Exhibit 4.5 to the Company's Annual Report on Form 10-K filed herewith).*
4.7
Rights Agreement, dated as of February 27, 2012, between Prestige Brands Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2012).+

10.1	Note Purchase Agreement entered into on January 24, 2012 with respect to the sale by Prestige Brands, Inc., as issuer, of $250.0 million in aggregate principal amount of 8.125% Senior Notes due 2020.*
10.2
Registration Rights Agreement, dated as of January 31, 2012, among Prestige Brands, Inc., the Company, and certain subsidiaries of the Company, as guarantors, and Morgan Stanley & Co., LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Deutsche Bank Securities Inc.*

10.3
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among
Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets.*

10.4
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee.*

10.5
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets.*

10.6
Registration Rights Agreement, dated as of November 1, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated (formerly known as Banc of America Securities LLC) and Deutsche Bank Securities Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).+

10.7
Executive Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.1 to the Company's Quarterly Report on Form10-Q filed with the SEC on November 6, 2009).+@

10.8
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+@

10.9
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+@

10.10
Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+@

10.11
Executive Employment Agreement, dated as of December 6, 2010, between Prestige Brands Holdings, Inc. and Ronald M. Lombardi (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).+@

10.12
Executive Employment Agreement, dated as of March 4, 2011, between Prestige Brands Holdings, Inc. and Paul Hennessey (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+@

10.13	Executive Employment Agreement, dated as of February 29, 2012, by and between Prestige Brands Holdings, Inc. and Samuel C. Cowley.*@
10.14	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.15	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).+#
10.16	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2007).+#
10.17	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2009).+#
10.18	Form of Director Indemnification Agreement (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2009).+@
10.19	Form of Officer Indemnification Agreement (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2009).+@
10.20
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Company's Form S-4/A filed with the SEC on August 19, 2004).+ †

10.21
Amendment No. 1 dated April 30, 2003 to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to the Company's Form S-4/A filed with the SEC on August 19, 2004).+

10.22
Trademark License Agreement and Option to Purchase, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 12, 2005).+

10.23
Exclusive Supply Agreement, dated as of September 18, 2006, among Medtech Products Inc., Pharmacare Limited, Prestige Brands Holdings, Inc. and Aspen Pharmacare Holdings Limited (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+

10.24
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+

10.25
Contract Manufacturing Agreement, dated December 21, 2007, between Medtech Products Inc. and Pharmaspray B.V. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+

10.26
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008).+†

10.27	First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company.†
10.28	Transitional Manufacturing and Supply Agreement, dated January 31, 2012 between Medtech Products Inc. and GlaxoSmithKline Consumer Healthcare L.P. *†
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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

*	Filed herewith.

†	Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the SEC.

+	Incorporated herein by reference.

@	Represents a management contract.

#	Represents a compensatory plan.