Form 10-Q
period 2012-06-30
Prestige Brands Holdings, Inc.
filed 2012-08-09
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐ No ☒

As of August 3, 2012, there were 50,472,735 shares of common stock outstanding.

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

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2012	2011
Revenues
Net sales	$145,920	$94,307
Other revenues	1,077	988
Total revenues	146,997	95,295

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	63,393	45,427
Gross profit	83,604	49,868

Operating Expenses
Advertising and promotion	20,325	10,233
General and administrative	16,151	9,850
Depreciation and amortization	3,295	2,550
Total operating expenses	39,771	22,633
Operating income	43,833	27,235

Other (income) expense
Interest income	(2)	(2)
Interest expense	19,850	8,580
Gain on settlement	—	(5,063)
Total other expense	19,848	3,515
Income before income taxes	23,985	23,720
Provision for income taxes	9,330	8,952
Net income	$14,655	$14,768

Earnings per share:
Basic	$0.29	$0.29
Diluted	$0.29	$0.29

Weighted average shares outstanding:
Basic	50,342	50,183
Diluted	51,106	50,646

Comprehensive income, net of tax:
Currency translation adjustments	(42)	(10)
Total other comprehensive loss	(42)	(10)
Comprehensive income	$14,613	$14,758

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	June 30, 2012	March 31, 2012
Current assets
Cash and cash equivalents	$4,404	$19,015
Accounts receivable, net	69,418	60,228
Inventories	53,848	51,113
Deferred income tax assets	5,309	5,283
Prepaid expenses and other current assets	11,390	11,396
Total current assets	144,369	147,035

Property and equipment, net	2,279	1,304
Goodwill	173,928	173,702
Intangible assets, net	1,397,414	1,400,522
Other long-term assets	34,665	35,713
Total Assets	$1,752,655	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$26,854	$26,726
Accrued interest payable	13,853	13,889
Other accrued liabilities	22,483	23,308
Total current liabilities	63,190	63,923

Long-term debt
Principal amount	1,107,000	1,135,000
Less unamortized discount	(10,688)	(11,092)
Long-term debt, net of unamortized discount	1,096,312	1,123,908

Deferred income tax liabilities	174,819	167,717
Total Liabilities	1,334,321	1,355,548

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Preferred share rights	283	283
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,473 shares at June 30, 2012 and 50,466 shares at March 31, 2012	505	505
Additional paid-in capital	392,891	391,898
Treasury stock, at cost - 181 shares at June 30, 2012 and March 31, 2012	(687)	(687)
Accumulated other comprehensive loss, net of tax	(55)	(13)
Retained earnings	25,397	10,742
Total Stockholders' Equity	418,334	402,728
Total Liabilities and Stockholders' Equity	$1,752,655	$1,758,276
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2012	2011
Operating Activities
Net income	$14,655	$14,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,295	2,550
Deferred income taxes	7,076	3,186
Amortization of deferred financing costs	1,048	283
Stock-based compensation costs	913	861
Amortization of debt discount	404	229
Loss on disposal of equipment	21	—
Changes in operating assets and liabilities
Accounts receivable	(9,214)	585
Inventories	(2,748)	(3,966)
Prepaid expenses and other current assets	6	1,356
Accounts payable	135	2,562
Accrued liabilities	(849)	(6,971)
Net cash provided by operating activities	14,742	15,443

Investing Activities
Purchases of property and equipment	(1,198)	(76)
Proceeds from sale of property and equipment	15	—
Acquisition of brands from GSK purchase price adjustments	(226)	—
Net cash used in investing activities	(1,409)	(76)

Financing Activities
Repayments of long-term debt	(45,000)	(23,000)
Repayments under revolving credit agreement	(8,000)	—
Borrowings under revolving credit agreement	25,000	—
Proceeds from exercise of stock options	80	563
Shares surrendered as payment of tax withholding	—	(271)
Net cash used in financing activities	(27,920)	(22,708)

Effects of exchange rate changes on cash and cash equivalents	(24)	(2)
Decrease in cash and cash equivalents	(14,611)	(7,343)
Cash and cash equivalents - beginning of period	19,015	13,334
Cash and cash equivalents - end of period	$4,404	$5,991

Interest paid	$18,391	$13,201
Income taxes paid	$407	$209

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-The-Counter (“OTC”) Healthcare and Household Cleaning brands to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States and Canada and in certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 9 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2013”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013.  This financial information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the respective accounts and recognize the resulting gain or loss in the Consolidated Statements of Income and Comprehensive Income.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment at the reporting unit “brand” level, which is one level below the operating segment level.

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

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed or determinable, (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss, and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer, and, accordingly, we recognize revenue at that time.  Provisions are made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $8.2 million for the three months ended June 30, 2012 and $6.3 million for the three months ended June 30, 2011.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution costs associated with products including slotting fees, are recognized as a reduction of sales.  Under these new distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

Stock-based Compensation
We recognize stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

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

We classify penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Income and Comprehensive Income.

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

Recently Issued Accounting Standards
In July 2012, the FASB issued guidance regarding testing the impairment of indefinite-lived intangible assets other than goodwill. The new guidance is intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform the impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the Consolidated Balance Sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GSK provided that, during the term of the arrangement, we would receive a net monthly remittance and, therefore have reported a net amount due from GSK in our accounts receivable.
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

In December 2011, the FASB issued guidance to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Based on this guidance, entities are still required to adopt either the single continuous statement or the two-statement approach required by the new guidance. However, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before the adoption of the new standard (i.e., by component of other comprehensive income, either by displaying each component on a gross basis on the face of the appropriate financial statement or by displaying each component net of other changes on the face of the appropriate financial statement with the gross change disclosed in the notes). The new guidance and this deferral were effective for the Company beginning with the three months ended June 30, 2012, and full retrospective application is required. The December 2011 deferral of the guidance issued in June 2011, as well as the June 2011 guidance, are effective at the same time. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK agreement, the acquisition of 15 North American over-the-counter healthcare brands owned by GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory.

The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. These brands are complementary to our existing OTC Healthcare portfolio.

We acquired the GSK Brands I pursuant to the terms of the purchase agreement we entered into on December 20, 2011 with GSK and its affiliates. We also entered into a separate purchase agreement on December 20, 2011 with GSK and its affiliates to acquire Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment. The GSK Brands II are also complementary to our existing OTC Healthcare portfolio. The acquisition of the GSK Brands II was completed on March 30, 2012.

These acquisitions were accounted for in accordance with the Business Combinations topic of the ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 9 to the Consolidated Financial Statements.
In April 2012, we received the post-closing inventory and apportionment adjustments, which required an additional $2.8 million to be paid to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, which required an additional $0.2 million, for a total of $3.0 million, to be paid to GSK.

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date through June 30, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned these processes to us. We incurred $6.8 million in TSA costs for the period ended June 30, 2012. Pursuant to this arrangement, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf. Therefore, a net amount of $22.2 million due from GSK is included in our accounts receivable at June 30, 2012.

The allocation of the purchase price to assets acquired is based on a valuation we performed to determine the fair value of such assets as of the acquisition date. We are still finalizing the purchase price allocation. The following table summarizes our preliminary allocation of the $663.0 million purchase price to the assets we acquired on the GSK Brands I and GSK Brands II (collectively, the "GSK Brands") acquisition dates:

(In thousands)	GSK Brands I (January 31, 2012)	GSK Brands II (March 30, 2012)	Total
Inventory	$14,820	$250	$15,070
Prepaid expenses	3,575	—	3,575
Trade names	542,892	81,257	624,149
Goodwill	17,401	2,831	20,232
Total purchase price	$578,688	$84,338	$663,026

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired. The amount of goodwill deductible for tax purposes is $20.2 million.

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at June 30, 2012 was 18.9 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements beginning February 1, 2012, while the operating results of the GSK Brands II have been included in our Consolidated Financial Statements beginning April 1, 2012.

Revenues of the acquired operations for the three months ended June 30, 2012 were $51.6 million and net income was $4.4 million.

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share as if the results of GSK's operations had been included in our operations commencing on April 1, 2011, and based upon available information related to GSK's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the GSK acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(In thousands, except per share data)	Three Months Ended June 30, 2011

Revenues	$146,834
Net income	$19,796

Earnings per share:
Basic	$0.39

Diluted	$0.39

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	June 30, 2012	March 31, 2012
Components of Accounts Receivable
Trade accounts receivable	$49,536	$55,721
Other receivables	23,645	9,368
	73,181	65,089
Less allowances for discounts, returns and uncollectible accounts	(3,763)	(4,861)
Accounts receivable, net	$69,418	$60,228

4.	Inventories

Inventories consist of the following:

(In thousands)	June 30, 2012	March 31, 2012
Components of Inventories
Packaging and raw materials	$2,597	$1,189
Finished goods	51,251	49,924
Inventories	$53,848	$51,113

Inventories, depicted above, are carried at the lower of cost or market, which includes a reduction in inventory values of $2.0 million and $1.6 million at June 30, 2012 and March 31, 2012, respectively, related to obsolete and slow-moving inventory.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	June 30, 2012	March 31, 2012
Components of Property and Equipment
Machinery	$1,414	$1,454
Computer equipment	2,881	2,693
Furniture and fixtures	835	241
Leasehold improvements	852	436
	5,982	4,824
Accumulated depreciation	(3,703)	(3,520)
Property and equipment, net	$2,279	$1,304

We recorded depreciation expense of $0.2 million for each of the three months ended June 30, 2012 and June 30, 2011, respectively.

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2012
Goodwill	$296,483	$72,549	$369,032
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	166,313	7,389	173,702

Additions	226	—	226

Balance — June 30, 2012
Goodwill	296,709	72,549	369,258
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$166,539	$7,389	$173,928

At March 31, 2012, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2011. Additionally, for the three months ended June 30, 2012, no indicators of impairment existed and no impairment charge was recorded.

The discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2012, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require impairments in the future.

During the three months ended June 30, 2012, we received a revised post-closing inventory and apportionment adjustment from GSK for an additional amount of $0.2 million, which resulted in an increase to our recorded goodwill balance.

As discussed in Note 1, in accordance with recent guidance from the FASB, an entity is permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and became effective for the Company in fiscal year 2013.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Carrying Amounts
Balance — March 31, 2012	$1,245,414	$217,512	$158	$1,463,084
Additions	—	—	—	—
Balance — June 30, 2012	$1,245,414	$217,512	$158	$1,463,084

Accumulated Amortization
Balance — March 31, 2012	$—	$62,404	$158	$62,562
Additions	—	3,108	—	3,108
Balance — June 30, 2012	$—	$65,512	$158	$65,670

Intangible assets, net - June 30, 2012	$1,245,414	$152,000	$—	$1,397,414

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2012.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of June 30, 2012 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the three months ended June 30, 2012.

The weighted average remaining life for finite-lived intangible assets at June 30, 2012 was approximately 13.9 years and the amortization expense for the three months ended June 30, 2012 was $3.1 million. At June 30, 2012, intangible assets are expected to be amortized over a period of 3 to 30 years as follows:

(In thousands)
Year Ending March 31,	Amount
2013 (Remaining nine months ending March 31, 2013)	$8,920
2014	10,898
2015	9,563
2016	9,563
2017	9,563
Thereafter	103,493
$152,000

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2012	March 31, 2012

Accrued marketing costs	$15,118	$10,554
Accrued payroll	2,684	7,181
Accrued commissions	336	415
Accrued income taxes	—	577
Accrued professional fees	3,714	3,821
Accrued severance	385	461
Accrued other	246	299
	$22,483	$23,308

9.	Long-Term Debt

On March 24, 2010, Prestige Brands, Inc. ("the Borrower") issued $150.0 million of 2010 Senior Notes, with an interest rate of 8.25% and a maturity date of April 1, 2018. On November 1, 2010, Prestige Brands, Inc. issued an additional $100.0 million of the 2010 Senior Notes. The Company may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes (the "Senior Notes Indenture"). The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

On March 24, 2010, the Borrower entered into the 2010 Senior Term Loan for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016. The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to our 2010 Senior Term Loan Credit Agreement dated March 24, 2010 (the "Increase Joinder"), pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The incremental 2010 Senior Term Loan was scheduled to mature on March 24, 2016 and was repaid in full on January 31, 2012 with the entry into the new senior secured credit facilities described below. The 2010 Senior Term Loan was unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower.

Additionally, on March 24, 2010, Prestige Brands, Inc. entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “Credit Agreement”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million and the Borrower had borrowing capacity under the 2010 Revolving Credit Facility in an aggregate principal amount of up to $40.0 million. On January 31, 2012, in connection with the entry into new senior secured credit facilities as described below, the Borrower terminated the Credit Agreement. There were no material early termination penalties as a result of the termination of the Credit Agreement.

On January 31, 2012, Prestige Brands, Inc. issued $250.0 million of 2012 Senior Notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020. We may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs which were capitalized as deferred financing costs and are being amortized over the term of the 2012 Senior Notes.

On January 31, 2012, the Borrower also entered into a new Senior Secured Credit Facility which consists of (i) a $660.0 million term loan facility (“2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (“2012 ABL Revolver”) with a five-year maturity. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs which were capitalized as deferred financing costs and are being amortized over the terms of the facilities.The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

The 2012 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.25% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.25%. At June 30, 2012, the interest rate on the 2012 Term Loan was 5.5%.

Under the 2012 Term Loan, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the term loan made on the closing date, with the balance expected to be due on the seventh anniversary of the closing date. However, since we made a $25.0 million payment in March 2012, and an additional $45.0 million during the three months ended June 30, 2012, we will not be required to make a payment until the maturity date of January 31, 2019.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. At June 30, 2012, the interest rate on the 2012 ABL Revolver was 2.2%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan to finance the acquisition of the GSK Brands I and GSK Brands II, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition is discussed in Note 2 to the Consolidated Financial Statements.

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

The 2010 Senior Notes and 2012 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company with the exception of the 2012 Senior Notes, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company. The 2012 Senior Notes are effectively subordinated to secured obligations of the Company, including the new Senior Secured Credit Facility and the 2010 Senior Notes, equal in right of payment to all existing and future unsecured obligations of the Company, and senior in right of payment to all existing and future subordinated obligations of the Company.

At any time prior to April 1, 2014, we may redeem the 2010 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole premium” calculated as set forth in the indenture governing the 2010 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. We may redeem the 2010 Senior Notes in whole or in part at any time on or after the 12-month period beginning April 1, 2014 at a redemption price of 104.125% of the principal amount thereof, at a redemption price of 102.063% of the principal amount thereof if the redemption occurs during the 12-month period beginning on April 1, 2015, and at a redemption price of 100% of the principal amount thereof if the redemption occurs on and after April 1, 2016, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to April 1, 2013, with the net cash proceeds from certain equity offerings, we may redeem up to 35% in aggregate principal amount of the 2010 Senior Notes at a redemption price of 108.250% of the principal amount of the 2010 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the indenture governing the 2012 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the indenture governing the 2012 Senior Notes. In addition, at any time prior to February 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2012 Senior Notes, Prestige Brands, Inc. will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2010 Senior Notes and 2012 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the new Senior Secured Credit Facility and the indenture governing the 2012 Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement with the respect to the new Senior Secured Credit Facility and the indenture governing the 2012 Senior Notes. At June 30, 2012, we were in compliance with the covenants under our long-term indebtedness.

During the three months ended June 30, 2012, we made principal payments of $45.0 million against the outstanding 2012 Term Loan and borrowed a net amount of $17.0 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2012	March 31, 2012
2012 Senior Notes bear interest at 8.125%, with interest only payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$250,000
2012 Term Loan bears interest at the Company's option at either a base rate plus applicable margin with a floor of 2.25% or LIBOR with a floor of 1.25%. Quarterly payments each equal to 0.25% of the original principal amount of the term loans are due, with the balance due on January 31, 2019.	590,000	635,000
2012 ABL Revolver bears interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	17,000	—
2010 Senior Notes bear interest at 8.25%, with interest only payable on April 1 and October 1 of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	1,107,000	1,135,000
Current portion of long-term debt	—	—
	1,107,000	1,135,000
Less: unamortized discount	(10,688)	(11,092)
Long-term debt, net of unamortized discount	$1,096,312	$1,123,908

Future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2013 (remaining nine months ending March 31, 2013)	$—
2014	—
2015	—
2016	—
2017	17,000
Thereafter	1,090,000
$1,107,000

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes, the 2010 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At June 30, 2012 and March 31, 2012, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At June 30, 2012 and March 31, 2012, the carrying value of our 2012 Senior Notes was $250.0 million and $250.0 million, respectively. The market value of our 2012 Senior Notes were $273.1 million and $270.6 million, respectively, at June 30, 2012 and March 31, 2012.

At June 30, 2012 and March 31, 2012, the carrying value of the 2012 Term Loan was $590.0 million and $635.0 million, respectively. The market value of the 2012 Term Loan was $592.2 million and $639.0 million, respectively, at June 30, 2012 and March 31, 2012.

At June 30, 2012 and March 31, 2012, the carrying value of our 2010 Senior Notes was $250.0 million and $250.0 million, respectively.  The market value of these notes was approximately $274.4 million and $272.5 million at June 30, 2012 and March 31, 2012, respectively.

At June 30, 2012, the carrying value and the market value of the 2012 ABL Revolver was $17.0 million and $17.0 million, respectively.

11.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2012.

Pursuant to the provisions of the various employee restricted stock awards, we repurchased no shares of restricted common stock from our employees during the three months ended June 30, 2012. During the three months ended June 30, 2011 we repurchased 20,999 shares of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $12.86. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consisted of the following at June 30, 2012 and March 31, 2012:

	June 30,	March 31,
(In thousands)	2012	2012
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(55)	$(13)
Total accumulated other comprehensive loss	$(55)	$(13)

The following table describes the components of comprehensive income for the three months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,
(In thousands)	2012	2011
Components of Comprehensive Income
Net income	$14,655	$14,768
Translation adjustments	(42)	(10)
Comprehensive Income	$14,613	$14,758

13.	Earnings Per Share

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

	Three Months Ended June 30,
(In thousands, except per share data)	2012	2011
Numerator
Net income	$14,655	$14,768

Denominator
Denominator for basic earnings per share — weighted average shares	50,342	50,183
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	764	463
Denominator for diluted earnings per share	51,106	50,646

Earnings per Common Share:
Basic net earnings per share	$0.29	$0.29

Diluted net earnings per share	$0.29	$0.29

For the three months ended June 30, 2012 and 2011, there were 0.4 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months ended June 30, 2012, pre-tax share-based compensation costs charged against income were $0.9 million and the related income tax benefit recognized was $0.3 million.  During the three months ended June 30, 2011, pre-tax share-based compensation costs charged against income were $0.9 million and the related income tax benefit recognized was $0.2 million.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, primarily upon the attainment of certain time vesting thresholds and may also be contingent on attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units to certain executive officers and employees under the Plan. On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 shares of restricted common stock units to the independent members of the Board of Directors under the Plan. The restricted common stock stock units granted to Directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The restricted common stock units granted to employees generally vest in their entirety on the 3-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. The fair value of the restricted common stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted shares granted during the three months ended June 30, 2012 and 2011 was $13.50 and $11.22, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2011:
Nonvested at March 31, 2011	275.4	$8.46
Granted	106.1	11.22
Vested and issued	(76.4)	10.91
Forfeited	(7.6)	10.17
Outstanding at June 30, 2011	297.5	8.77
Vested at June 30, 2011	29.2	6.84

Three months ended June 30, 2012:
Nonvested at March 31, 2012	363.4	9.92
Granted	123.8	13.5
Vested and issued	—	—
Forfeited	(3.0)	10.11
Outstanding at June 30, 2012	484.2	10.84
Vested at June 30, 2012	54.0	7.40

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to us and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.   On May 9, 2012, the Compensation Committee of our Board of Directors granted stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan. These stock options were granted at an exercise price of $13.24 per share, which is equal to the closing price for our common stock on the day of the grant.

The weighted-average grant-date fair value of the options granted during the three months ended June 30, 2012 and 2011 was $5.96 and $5.83, respectively.

	Three Months Ended June 30,
	2012	2011
Expected volatility	43.8%	53.0%
Expected dividends	$—	$—
Expected term in years	6.5	6.5
Risk-free rate	1.2%	2.4%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2011:
Outstanding at March 31, 2011	1,621.5	$8.19
Granted	308.1	11.27
Exercised	(53.3)	10.57
Forfeited or expired	(8.8)	10.15
Outstanding at June 30, 2011	1,867.5	8.62	8.2	$7,880.0
Exercisable at June 30, 2011	490.1	9.34	7.1	1,716.0

Three months ended June 30, 2012:
Outstanding at March 31, 2012	1,745.4	8.44
Granted	423.0	13.24
Exercised	(6.8)	11.84
Forfeited or expired	(5.7)	10.12
Outstanding at June 30, 2012	2,155.9	9.37	7.9	13,884.8
Exercisable at June 30, 2012	802.7	8.74	7.2	5,679.0

The aggregate intrinsic value of options exercised in the three months ended June 30, 2012 was less than $0.1 million. The aggregate intrinsic value at June 30, 2012 for options granted during three months ended June 30, 2012 was $1.1 million.

At June 30, 2012, there were $5.9 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of shares vested during the three months ended June 30, 2012 and 2011 was $0.8 million and $0.5 million, respectively.  For the three months ended June 30, 2012 and 2011, cash received from the exercise of stock options was less than $0.1 million and $0.6 million, respectively, and we realized less than $0.1 million and $0.2 million, respectively, in tax benefits for the tax deductions resulting from these option exercises. At June 30, 2012, there were 1.9 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 38.9% and 37.7%, respectively, for the three months ended June 30, 2012 and June 30, 2011. The increase in the effective tax rate for the three months ended June 30, 2012 is primarily due to state income taxes and non-deductible compensation.

At June 30, 2012, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.4 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We did not have any activity in our uncertain tax liability during the three months ended June 30, 2012. Therefore, the balance in our uncertain tax liability was $0.3 million at June 30, 2012 and $0.3 million at March 31, 2012. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented. We do not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

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

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2018. Due to the recent acquisition of the GSK Brands, we require additional office space and have entered into a lease for a new office facility in New York, which will begin early in the third quarter of fiscal 2013. In May 2012, we entered into a 3 year office lease in Rogers, Arkansas. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases as of June 30, 2012:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2013 (Remaining nine months ending March 31, 2013)	$904	$37	$941
2014	1,613	23	1,636
2015	1,018	—	1,018
2016	991	—	991
2017	1,023	—	1,023
Thereafter	1,044	—	1,044
	$6,593	$60	$6,653

Rent expense for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively.

Purchase Commitments
We have entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than ten percent of the estimated purchases that we expect to make during the course of the agreement.
Additionally, we entered into a short-term supply arrangement with one of our Canadian suppliers to provide a certain amount of product through January 2013. As such, we have included $5.5 million in the remaining nine months ended March 31, 2013.

(In thousands)
Year Ending March 31,	Amount
2013 (Remaining nine months ending March 31, 2013)	$6,385
2014	1,136
2015	1,105
2016	1,074
2017	1,044
Thereafter	2,555
$13,299

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three months ended June 30, 2012, approximately 42.3% of our total revenues were derived from our five top selling brands.  During the three months ended June 30, 2011, approximately 58.1% of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Such customer accounted for approximately 20.6% of our gross revenues for the three months ended June 30, 2012, and 20.9% of our gross revenues for the three months ended June 30, 2011. At June 30, 2012, approximately 23.3% of accounts receivable were owed by the same customer.

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

At June 30, 2012, we had relationships with 45 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 84.9% of gross sales for the three months ended June 30, 2012. At June 30, 2011, we had relationships with 45 third-party manufacturers.  Of those, we had long-term contracts with 11 manufacturers that produced items that accounted for approximately 50.0% of gross sales for the three months ended June 30, 2011. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

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

The tables below summarize information about our operating and reportable segments.

	Three Months Ended June 30, 2012
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$126,004	$19,916	$145,920
Other revenues	181	896	1,077
Total revenues	126,185	20,812	146,997
Cost of sales	47,399	15,994	63,393
Gross profit	78,786	4,818	83,604
Advertising and promotion	17,853	2,472	20,325
Contribution margin	$60,933	$2,346	63,279
Other operating expenses			19,446
Operating income			43,833
Other expense			19,848
Income before income taxes			23,985
Provision for income taxes			9,330
Net income			$14,655

	Three Months Ended June 30, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$71,003	$23,304	$94,307
Other revenues	199	789	988
Total revenues	71,202	24,093	95,295
Cost of sales	28,784	16,643	45,427
Gross profit	42,418	7,450	49,868
Advertising and promotion	8,421	1,812	10,233
Contribution margin	$33,997	$5,638	39,635
Other operating expenses			12,400
Operating income			27,235
Other expense			3,515
Income before income taxes			23,720
Provision for income taxes			8,952
Net income			$14,768
The table below summarizes information about our revenues from similar product groups.

	Three Months Ended June 30,
(In thousands)	2012	2011
Analgesics	27,675	621
Cough & Cold	23,804	20,663
Gastrointestinal	24,204	5,364
Eye & Ear Care	21,707	17,669
Dermatologicals	14,482	14,916
Oral Care	10,530	10,887
Other OTC	3,783	1,082
Total OTC Healthcare Segment	126,185	71,202
Household Cleaning Segment	20,812	24,093
Consolidated Net Revenues	146,997	95,295

During the three months ended June 30, 2012, approximately 97.8% of our sales were made to customers in the United States and Canada, while during the three months ended June 30, 2011, approximately 96.5% of our sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At June 30, 2012, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$166,539	$7,389	$173,928

Intangible assets
Indefinite-lived	1,125,594	119,820	1,245,414
Finite-lived	122,780	29,220	152,000
	1,248,374	149,040	1,397,414

	$1,414,913	$156,429	$1,571,342

19.	Gain on Settlement

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

We incurred costs of $2.9 million in pursuing this matter. Therefore, we recorded a pre-tax gain on settlement of $5.1 million net of costs incurred and $3.2 million after income tax effects for the three months ended June 30, 2011. The $5.1 million pre-tax gain is included in other (income) expense, as this gain did not relate to our ongoing operations.

20. Condensed Consolidating Financial Statements

As described in Note 9, we, together with certain of our wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the indentures governing the 2012 Senior Notes and the 2010 Senior Notes, including, without limitation, the obligation to pay principal and interest with respect to the 2012 Senior Notes and the 2010 Senior Notes. The wholly-owned subsidiaries of the Company that have guaranteed the 2012 Senior Notes and the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2012 Senior Notes and the 2010 Senior Notes. Although holders of the 2012 Senior Notes and the 2010 Senior Notes will be direct creditors of the guarantors of the 2012 Senior Notes and the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2012 Senior Notes or the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2012 Senior Notes or the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2012 Senior Notes and the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2012 and March 31, 2012, Condensed Consolidating Income and Comprehensive Income Statements for the three months ended June 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2012 and 2011. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$23,221	$121,658	$1,041	$—	$145,920
Other revenues	—	68	1,061	475	(527)	1,077
Total revenues	—	23,289	122,719	1,516	(527)	146,997

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	8,441	55,035	444	(527)	63,393
Gross profit	—	14,848	67,684	1,072	—	83,604

Advertising and promotion	1	3,106	16,920	298	—	20,325
General and administrative	1,829	1,730	12,149	443	—	16,151
Depreciation and amortization	132	141	3,005	17	—	3,295
Total operating expenses	1,962	4,977	32,074	758	—	39,771
Operating income (loss)	(1,962)	9,871	35,610	314	—	43,833

Other (income) expense
Interest income	(12,128)	(10,960)	48	(48)	23,086	(2)
Interest expense	8,666	28,516	5,754	—	(23,086)	19,850
Equity in income of subsidiaries	(9,402)	(19,878)	—	—	29,280	—
Total other (income) expense	(12,864)	(2,322)	5,802	(48)	29,280	19,848
Income (loss) before income taxes	10,902	12,193	29,808	362	(29,280)	23,985
Provision (benefit) for income taxes	(3,753)	1,361	11,554	168	—	9,330
Net income (loss)	$14,655	$10,832	$18,254	$194	$(29,280)	$14,655

Comprehensive income, net of tax:
Currency translation adjustments	(42)	—	—	(42)	42	(42)
Total other comprehensive (loss) income	(42)	—	—	(42)	42	(42)
Comprehensive income (loss)	$14,613	$10,832	$18,254	$152	$(29,238)	$14,613

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$21,621	$71,883	$803	$—	$94,307
Other revenues	—	60	424	504	—	988
Total revenues	—	21,681	72,307	1,307	—	95,295

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	7,994	37,112	321	—	45,427
Gross profit	—	13,687	35,195	986	—	49,868

Advertising and promotion	—	2,562	7,476	195	—	10,233
General and administrative	(182)	2,782	7,253	(3)	—	9,850
Depreciation and amortization	137	141	2,253	19	—	2,550
Total operating expenses	(45)	5,485	16,982	211	—	22,633
Operating income (loss)	45	8,202	18,213	775	—	27,235

Other (income) expense
Interest income	(12,888)	(10,274)	54	(54)	23,160	(2)
Interest expense	8,726	17,305	5,709	—	(23,160)	8,580
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Equity in income of subsidiaries	(8,929)	(7,937)	—	—	16,866	—
Total other (income) expense	(18,154)	(906)	5,763	(54)	16,866	3,515
Income (loss) before income taxes	18,199	9,108	12,450	829	(16,866)	23,720
Provision (benefit) for income taxes	3,431	397	4,934	190	—	8,952
Net income (loss)	14,768	8,711	7,516	639	(16,866)	14,768

Comprehensive income, net of tax:
Currency translation adjustments	(10)	—	—	(10)	10	(10)
Total other comprehensive (loss) income	(10)	—	—	(10)	10	(10)
Comprehensive income (loss)	$14,758	$8,711	$7,516	$629	$(16,856)	$14,758

Condensed Consolidating Balance Sheet
June 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,568	$—	$—	$836	$—	$4,404
Accounts receivable, net	30	11,238	57,248	902	—	69,418
Inventories	—	7,505	45,967	376	—	53,848
Deferred income tax assets	336	732	4,241	—	—	5,309
Prepaid expenses and other current assets	7,567	94	3,721	8	—	11,390
Total current assets	11,501	19,569	111,177	2,122	—	144,369

Property and equipment, net	2,000	15	264	—	—	2,279
Goodwill	—	66,007	107,921	—	—	173,928
Intangible assets, net	—	193,798	1,203,193	423	—	1,397,414
Other long-term assets	—	34,665	—	—	—	34,665
Intercompany receivable	699,033	1,427,813	329,140	7,371	(2,463,357)	—
Investment in subsidiary	1,361,960	1,192,329	—	—	(2,554,289)	—
Total Assets	$2,074,494	$2,934,196	$1,751,695	$9,916	$(5,017,646)	$1,752,655

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,578	$5,662	$19,156	$458	$—	$26,854
Accrued interest payable	—	13,853	—	—	—	13,853
Other accrued liabilities	7,029	2,006	12,365	1,083	—	22,483
Total current liabilities	8,607	21,521	31,521	1,541	—	63,190

Long-term debt
Principal amount	—	1,107,000	—	—	—	1,107,000
Less unamortized discount	—	(10,688)	—	—	—	(10,688)
Long-term debt, net of unamortized discount	—	1,096,312	—	—	—	1,096,312

Deferred income tax liabilities	—	51,735	123,007	77	—	174,819

Intercompany payable	1,647,553	473,660	342,092	52	(2,463,357)	—
Total Liabilities	1,656,160	1,643,228	496,620	1,670	(2,463,357)	1,334,321

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	505	—	—	—	—	505
Additional paid-in capital	392,891	1,280,832	1,239,610	1,111	(2,521,553)	392,891
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(55)	—	—	(55)	55	(55)
Retained earnings (accumulated deficit)	25,397	10,136	15,465	7,190	(32,791)	25,397
Total Stockholders' Equity	418,334	1,290,968	1,255,075	8,246	(2,554,289)	418,334
Total Liabilities and Stockholders' Equity	$2,074,494	$2,934,196	$1,751,695	$9,916	$(5,017,646)	$1,752,655

Condensed Consolidating Balance Sheet
March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,221	$—	$—	$794	$—	$19,015
Accounts receivable, net	25	13,502	45,954	747	—	60,228
Inventories	—	8,098	42,334	681	—	51,113
Deferred income tax assets	356	849	4,078	—	—	5,283
Prepaid expenses and other current assets	8,102	56	1,942	1,296	—	11,396
Total current assets	26,704	22,505	94,308	3,518	—	147,035

Property and equipment, net	935	22	345	2	—	1,304
Goodwill	—	66,007	107,695	—	—	173,702
Intangible assets, net	—	193,932	1,206,213	377	—	1,400,522
Other long-term assets	—	35,713	—	—	—	35,713
Intercompany receivable	698,529	1,449,005	310,499	5,935	(2,463,968)	—
Investment in subsidiary	1,340,858	1,208,775	—	—	(2,549,633)	—
Total Assets	$2,067,026	$2,975,959	$1,719,060	$9,832	$(5,013,601)	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,531	$4,816	$17,008	$371	$—	$26,726
Accrued interest payable	—	13,889	—	—	—	13,889
Other accrued liabilities	11,761	1,685	8,890	972	—	23,308
Total current liabilities	16,292	20,390	25,898	1,343	—	63,923

Long-term debt
Principal amount	—	1,135,000	—	—	—	1,135,000
Less unamortized discount	—	(11,092)	—	—	—	(11,092)
Long-term debt, net of unamortized discount	—	1,123,908	—	—	—	1,123,908

Deferred income tax liabilities	(1)	50,945	116,690	83	—	167,717

Intercompany payable	1,648,007	475,998	339,651	312	(2,463,968)	—
Total Liabilities	1,664,298	1,671,241	482,239	1,738	(2,463,968)	1,355,548

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	505	—	—	—	—	505
Additional paid-in capital	391,898	1,280,832	1,239,610	1,111	(2,521,553)	391,898
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(13)	—	—	(13)	13	(13)
Retained earnings (accumulated deficit)	10,742	23,886	(2,789)	6,996	(28,093)	10,742
Total Stockholders' Equity	402,728	1,304,718	1,236,821	8,094	(2,549,633)	402,728
Total Liabilities and Stockholders' Equity	$2,067,026	$2,975,959	$1,719,060	$9,832	$(5,013,601)	$1,758,276

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non- Guarantor Subsidiaries		Eliminations		Consolidated
Operating Activities
Net income (loss)	$14,655	$10,832		$18,254		$194		$(29,280)		$14,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	132	141		3,005		17		—		3,295
Deferred income taxes	21	907		6,154		(6)		—		7,076
Amortization of deferred financing costs	—	1,048		—		—		—		1,048
Stock-based compensation costs	913	—		—		—		—		913
Amortization of debt discount	—	404		—		—		—		404
Loss on disposal of equipment	—	—		21		—		—		21
Equity in income of subsidiaries	(9,402)	(19,878)		—		—		29,280		—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5)	2,264		(11,294)		(179)		—		(9,214)
Inventories	—	593		(3,633)		292		—		(2,748)
Prepaid expenses and other current assets	535	(38)		(1,779)		1,288		—		6
Accounts payable	(2,953)	846		2,148		94		—		135
Accrued liabilities	(7,924)	493		6,459		123		—		(849)
Net cash provided by (used in) operating activities	(4,028)	(2,388)		19,335		1,823		—		14,742

Investing Activities
Purchases of property and equipment	(1,198)	—		—		—		—		(1,198)
Proceeds from sale of property and equipment	—	—		15		—		—		15
Acquisition of GSK purchase price adjustments	—	—		(226)		—		—		(226)
Intercompany activity, net	(226)	—		226		—		—		—
Net cash provided by (used in) investing activities	(1,424)	—	—	15	—	—	—	—	—	(1,409)

Financing Activities
Repayments of long-term debt	—	(45,000)		—		—		—		(45,000)
Repayments under revolving credit agreement	—	(8,000)		—		—		—		(8,000)
Borrowings under revolving credit agreement	—	25,000		—		—		—		25,000
Proceeds from exercise of stock options	80	—		—		—		—		80
Shares surrendered as payment of tax withholding	—	—		—		—		—		—
Intercompany activity, net	(9,281)	30,388		(19,350)		(1,757)		—		—
Net cash (used in) provided by financing activities	(9,201)	2,388		(19,350)		(1,757)		—		(27,920)

Effect of exchange rate changes on cash and cash equivalents	—	—		—		(24)		—		(24)
(Decrease) increase in cash	(14,653)	—		—		42		—		(14,611)
Cash - beginning of period	18,221	—		—		794		—		19,015
Cash - end of period	$3,568	$—		$—		$836		$—		$4,404

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$14,768	$8,711	$7,516	$639	$(16,866)	$14,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137	141	2,253	19	—	2,550
Deferred income taxes	219	1,346	1,620	1	—	3,186
Amortization of deferred financing costs	—	283	—	—	—	283
Stock-based compensation costs	861	—	—	—	—	861
Amortization of debt discount	—	229	—	—	—	229
Equity in income of subsidiaries	(8,929)	(7,937)	—	—	16,866	—
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	2	2,004	(1,416)	(5)	—	585
Inventories	—	(2,413)	(1,728)	175	—	(3,966)
Prepaid expenses and other current assets	2,430	(402)	(665)	(7)	—	1,356
Accounts payable	(309)	93	2,874	(96)	—	2,562
Accrued liabilities	(5,761)	(5,364)	4,016	138	—	(6,971)
Net cash provided by operating activities	3,418	(3,309)	14,470	864	—	15,443

Investing Activities
Purchases of property and equipment	(76)	—	—	—	—	(76)
Net cash used in investing activities	(76)	—	—	—	—	(76)

Financing Activities
Repayment of long-term debt	—	(23,000)	—	—	—	(23,000)
Proceeds from exercise of stock options	563	—	—	—	—	563
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(10,884)	26,309	(14,470)	(955)	—	—
Net cash provided by (used in) financing activities	(10,592)	3,309	(14,470)	(955)	—	(22,708)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
Increase in cash	(7,250)	—	—	(93)	—	(7,343)
Cash - beginning of period	12,698	—	—	636	—	13,334
Cash - end of period	$5,448	$—	$—	$543	$—	$5,991

In the first quarter of fiscal 2013, the Company determined that in prior periods it had incorrectly recorded intercompany transactions between Prestige Brands Holdings, Inc. ("the Parent") and Prestige Brands, Inc. ("the Issuer") as a component of interest expense resulting in (i) the misclassification of amounts between interest expense, equity in income of subsidiaries, and taxes of the Parent, and (ii) a corresponding understatement of interest income, taxes and net income of the Issuer. It was further determined that certain subsidiaries of the Issuer had been fully consolidated by the Issuer in error resulting in (i) a gross-up of its balance sheet, statement of income and comprehensive income and statement of cash flows and (ii) the need to revise the presentation to reflect the Issuers' interests in those subsidiaries under the equity method. Those entities had previously been incorrectly included in the Issuer column and omitted from the Guarantor column and accordingly this resulted in a need to revise the presentation to include the balance sheet, results of operations, and cash flows of those Issuer subsidiary entities in the Combined Subsidiary Guarantors column of the revised Condensed Consolidating Financial Statements. In addition, the Company reclassified portions of its intercompany activity between operating and financing in the statement of cash flows. The Company also determined that it had incorrectly presented certain intercompany balances between the Parent, the Issuer, the Combined Subsidiary Guarantors, and Non-Guarantors resulting in revisions impacting other accrued liabilities, deferred income taxes, intercompany receivables, intercompany payables, investment in subsidiaries, and total equity balances.

The Company has revised its Condensed Consolidating Financial Statements to correct the presentation of these items. There were no changes to any of the Company's Condensed Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the consolidated financial statements. The Company will disclose the impact of the revisions on previously reported amounts and accordingly revise the Condensed Consolidated Financial Statements for comparative periods in its future filings. The impact of these revisions as of March 31, 2012 and for the 3-month period ended June 30, 2011 are shown in the following tables:

Condensed Consolidating Statement of Income and Comprehensive Income for the Three Months Ended June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$70,399	$21,681	$24,093	$72,307	$1,347	$1,307	$(544)	$—
Income before income taxes	21,732	18,199	4,984	9,108	(348)	12,450	829	829	(3,477)	(16,866)
Provision (benefit) for income taxes	6,964	3,431	1,992	397	(194)	4,934	190	190	—	—
Net income	14,768	14,768	2,992	8,711	(154)	7,516	639	639	(3,477)	(16,866)

Condensed Consolidating Balance sheet as of March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Total current assets	$26,704	$26,704	$98,887	$22,505	$19,222	$94,308	$2,222	$3,518	$—	$—
Total assets	2,200,652	2,067,026	3,236,598	2,975,959	267,407	1,719,060	10,402	9,832	(3,956,783)	(5,013,601)
Total current liabilities	16,779	16,292	49,246	20,390	(3,446)	25,898	1,344	1,343	—	—
Total liabilities	1,797,927	1,664,298	2,982,492	1,671,241	196,430	482,239	2,116	1,738	(3,623,417)	(2,463,968)
Total stockholder's equity	402,725	402,728	254,106	1,304,718	70,977	1,236,821	8,286	8,094	(333,366)	(2,549,633)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended June 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Net cash provided by (used in) operating activities	$8,006	$3,418	$8,487	$(3,309)	$1,564	$14,470	$863	$864	$(3,477)	$—
Net cash provided by (used in) investing activities	(54)	(76)	(22)	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(15,202)	(10,592)	(8,465)	3,309	(1,564)	(14,470)	(954)	(955)	3,477	—

21. Subsequent Events

Equity Awards:
On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 shares of restricted common stock units and stock options to acquire 10,217 shares of our common stock to Matthew M. Mannelly. The restricted stock units will vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $15.66 per share, which is equal to the closing price for our common stock on the date of grant. Termination of employment prior to vesting will result in forfeiture of the restricted common stock units and the unvested stock options. Vested stock options will remain exercisable, subject to the terms of the plan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as well as those described in future reports filed with the SEC.

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 47 of this Quarterly Report on Form 10-Q.

General
We are engaged in the marketing, sales and distribution of brand name Over-the-Counter ("OTC") Healthcare and Household Cleaning products to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States and Canada and in certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

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

On March 30, 2012, we completed the acquisition of the other two OTC pharmaceutical brands from GSK, the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment. The GSK Brands II are also complementary to our existing OTC Healthcare portfolio.

These acquisitions were accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 9 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In April 2012, we received the post-closing inventory and apportionment adjustments to the acquisitions of the GSK Brands I and GSK Brands II, which required an additional $2.8 million to be paid to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, which required an additional $0.2 million, for a total of $3.0 million, to be paid to GSK.

Concurrent with the closing of the GSK Brands I transaction on January 31, 2012, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided various services including: marketing, operations, finance and other services from the acquisition date of the GSK Brands I through June 30, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned these processes to us. We incurred $6.8 million in TSA costs for the period ended June 30, 2012. Pursuant to such arrangement, we received, on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf. As a result, a net amount due of $22.2 million from GSK is included in our accounts receivable at June 30, 2012.

The allocation of the purchase price to assets acquired is based on a valuation we performed to determine the fair value of such assets as of the acquisition date. We are still finalizing the purchase price allocation. The following table summarizes our preliminary allocation of the $663.0 million purchase price to the assets we acquired at the GSK Brands I and GSK Brands II (collectively, the “GSK Brands”) acquisition dates:

(In thousands)	GSK Brands I (January 31, 2012)	GSK Brands II (March 30, 2012)	Total
Inventory	$14,820	$250	$15,070
Prepaid expenses	3,575	—	3,575
Trade names	542,892	81,257	624,149
Goodwill	17,401	2,831	20,232
Total purchase price	$578,688	$84,338	$663,026

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired. The amount of goodwill deductible for tax purposes is $20.2 million.

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at June 30, 2012 was 18.9 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements from February 1, 2012, the day following the date of acquisition. The operating results of the GSK Brands II are included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the three months ended June 30, 2012 were $51.6 million and net income was $4.4 million.

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Revenues

	Three Months Ended June 30,
Revenues	2012	%	2011	%	Increase (Decrease)%
Analgesics	$27,675	18.8	$621	0.7	$27,054	4,356.5
Cough & Cold	$23,804	16.2	$20,663	21.7	3,141	15.2
Gastrointestinal	$24,204	16.5	$5,364	5.6	18,840	351.2
Eye & Ear Care	$21,707	14.8	$17,669	18.5	4,038	22.9
Dermatologicals	$14,482	9.9	$14,916	15.7	(434)	(2.9)
Oral Care	$10,530	7.2	$10,887	11.4	(357)	(3.3)
Other OTC	$3,783	2.6	$1,082	1.1	2,701	249.6
Total OTC Healthcare Revenues	126,185	85.8	71,202	74.7	54,983	77.2
Household Cleaning	20,812	14.2	24,093	25.3	(3,281)	(13.6)
Consolidated Revenues	$146,997	100.0	$95,295	100.0	$51,702	54.3

Revenues for the three months ended June 30, 2012 were $147.0 million, an increase of $51.7 million, or 54.3%, versus the three months ended June 30, 2011. Revenues for the OTC Healthcare segment increased $55.0 million, or 77.2%, primarily due to the the GSK Brands acquisition in 2012, while revenues for the Household Cleaning segment decreased by 13.6% versus the comparable period in the prior year. Revenues from customers outside of North America, which represent 2.2% of total revenues, decreased by $0.1 million, or 2.0%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $55.0 million, or 77.2%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011. The increase in revenues was primarily due to the acquisition of the GSK Brands in 2012, which added $51.6 million in revenues, and higher revenues for Little Remedies, Dramamine, Pediacare, and Clear Eyes products.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $3.3 million, or 13.6%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  The revenue decline was comprised primarily of Comet, which reflected decreased consumer demand, and the timing of Spic and Span promotional activities.

Cost of Sales

	Three Months Ended June 30,
Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$47,399	37.6	$28,784	40.4	18,615	64.7
Household Cleaning	15,994	76.8	16,643	69.1	(649)	(3.9)
	$63,393	43.1	$45,427	47.7	$17,966	39.5

Cost of sales increased $18.0 million, or 39.5% during the three months ended June 30, 2012 versus the three months ended June 30, 2011. As a percent of total revenue, cost of sales decreased to 43.1% in the three months ended June 30, 2012 from 47.7% in the three months ended June 30, 2011. The decrease in cost of sales as a percent of revenues was primarily due to the change in product mix associated with the acquired GSK Brands, which have a lower cost of sales than the legacy OTC brands, combined with Household Cleaning, which have a higher cost of sales, being a lower overall proportion of total sales.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $18.6 million, or 64.7%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  As a percent of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 40.4% during the three months ended June 30, 2011 to 37.6% during the three months ended June 30, 2012. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK Brands which have a lower cost of sales.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.6 million, or 3.9%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  As a percent of Household Cleaning revenues, cost of sales increased from 69.1% during the three months ended June 30, 2011 to 76.8% during the three months ended June 30, 2012. The increase in the cost of sales percentage was the result of higher promotional activity.

Gross Profit

	Three Months Ended June 30,
Gross Profit	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$78,786	62.4	$42,418	59.6	$36,368	85.7
Household Cleaning	4,818	23.2	7,450	30.9	(2,632)	(35.3)
	$83,604	56.9	$49,868	52.3	$33,736	67.7

Gross profit for the three months ended June 30, 2012 increased $33.7 million, or 67.7%, when compared with the three months ended June 30, 2011.  As a percent of total revenues, gross profit increased from 52.3% in the three months ended June 30, 2011 to 56.9% in the three months ended June 30, 2012. The higher gross profit was primarily the result of the GSK Brands, which increased gross profit by $33.1 million, and gross profit increases in our legacy OTC Healthcare brands. This was partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet. The increase in gross profit as a percent of revenues is primarily due to the acquisition of GSK Brands, offset by increased expenses from promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $36.4 million, or 85.7%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  As a percent of OTC Healthcare revenues, gross profit increased from 59.6% during the three months ended June 30, 2011 to 62.4% during the three months ended June 30, 2012. The higher gross profit was primarily the result of the acquisition of the GSK Brands, which increased gross profit by $33.1 million, and gross profit increases in our legacy OTC Healthcare brands of $3.3 million. The increase in gross profit as a percent of revenues is primariliy due to higher margins on the acquired GSK Brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $2.6 million, or 35.3%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  As a percent of Household Cleaning revenue, gross profit decreased from 30.9% during the three months ended June 30, 2011 to 23.2% during the three months ended June 30, 2012. The decrease in gross profit percentage was primarily the result of the lower revenues and increased expenses from promotional activity in the Household Cleaning segment.

Contribution Margin

	Three Months Ended June 30,
Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$60,933	48.3	$33,997	47.7	$26,936	79.2
Household Cleaning	2,346	11.3	5,638	23.4	(3,292)	(58.4)
	$63,279	43.0	$39,635	41.6	$23,644	59.7

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $23.6 million, or 59.7%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  The contribution margin increase was primarily the result of the higher gross profit as previously discussed, offset by higher advertising and promotional costs in the OTC Healthcare segment. The acquired GSK Brands added $26.2 million, while the legacy OTC Healthcare business increases were more than offset by the Household Cleaning business.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $26.9 million, or 79.2%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011. The contribution margin increase was primarily the result of the $26.2 million contribution margin increase related to the acquired GSK Brands, while the legacy OTC Healthcare business added $0.7 million to the contribution margin. Advertising and promotional spending increased $9.4 million, or 112.0%, primarily to support the acquired GSK Brands and the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $3.3 million, or 58.4%, during the three months ended June 30, 2012 versus the three months ended June 30, 2011.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed and increased advertising and promotional expense of $0.7 million, or 36.4%. The increase in advertising and promotional spending primarily related to additional coupon distribution costs and promotional packaging.

General and Administrative
General and administrative expenses were $16.2 million for the three months ended June 30, 2012 versus $9.9 million for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to the incurrence of $4.1 million of excess TSA costs associated with the GSK Brands acquisition and $0.5 million of costs associated with the unsolicited proposal to acquire all of the common stock of the Company.

Depreciation and Amortization
Depreciation and amortization expense was $3.3 million for the three months ended June 30, 2012 versus $2.6 million for the three months ended June 30, 2011.

Interest Expense
Net interest expense was $19.9 million during the three months ended June 30, 2012 versus $8.6 million during the three months ended June 30, 2011. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the GSK Brands acquisition. The cost of borrowing decreased to 6.8% for the three months ended June 30, 2012 from 7.1% for the three months ended June 30, 2011, while the average indebtedness outstanding increased from $480.5 million during the three months ended June 30, 2011 to $1,121.0 million during the three months ended June 30, 2012, due to increased debt issued for the GSK Brands acquisitions.

Income Taxes
The provision for income taxes during the three months ended June 30, 2012 was $9.3 million versus $9.0 million during the three months ended June 30, 2011.  The effective tax rate during the three months ended June 30, 2012 was 38.9% versus 37.7% during the three months ended June 30, 2011.   The increase in the effective tax rate is primarily due to state income taxes and non-deductible compensation. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2013 is expected to be 38.9%, excluding the impact of discrete items that may occur.

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

In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under the Credit Agreement. In addition, in November 2010, we amended our Credit Agreement to increase our borrowing capacity under the 2010 Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and to fund the Blacksmith and Dramamine acquisitions.

On January 31, 2012, we issued $250.0 million of 8.125% Senior Notes with a maturity date of February 1, 2020 (the “2012 Senior Notes”) and also entered into a new Senior Secured Credit Facility, which consists of (i) a $660.0 million term loan facility (“2012 Term Loan” with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (“2012 ABL Revolver”) with a five-year maturity. We used the net proceeds from the 2012 Senior Notes offering, together with the borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay amounts borrowed under our Credit Agreement, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

Operating Activities
Net cash provided by operating activities was $14.7 million for the three months ended June 30, 2012 compared to $15.4 million for the three months ended June 30, 2011. The $0.7 million decrease in net cash provided by operating activities was primarily due to higher working capital requirements related to higher receivables associated with the TSA with GSK, higher interest payments following our additional financing in January 2012 and higher incentive compensation payments in the current year period resulting from increased company performance in 2012 versus 2011. These decreases were partially offset by higher marketing accruals in the current period, and a one-time gain associated with the legal settlement in the prior year period as discussed in Note 19 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Consistent with the three months ended June 30, 2011, our cash flow from operations exceeded net income due to the substantial non-cash charges related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount, and stock-based compensation costs.

Investing Activities
Net cash used in investing activities was $1.4 million for the three months ended June 30, 2012 compared to $0.1 million for the three months ended June 30, 2011.  The increase in net cash used in investing activities for the three months ended June 30, 2012 was due to the higher equipment purchases primarily resulting from the increased personnel and systems requirements associated with the acquisition of the GSK Brands as discussed in Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Financing Activities
Net cash used in financing activities was $27.9 million for the three months ended June 30, 2012 compared to $22.7 million for the three months ended June 30, 2011.   During the three months ended June 30, 2012, we repaid $45.0 million of our outstanding 2012 Term Loan debt and borrowed $17.0 million, net of repayments on our 2012 ABL Revolver. This decreased our outstanding indebtedness to $1,107.0 million at June 30, 2012 from $1,135.0 million at March 31, 2012. During the three months ended June 30, 2011, we used cash from operating activities and cash on hand to repay $23.0 million of our outstanding debt.

	Three Months Ended June 30,
(In thousands)	2012	2011
Cash provided by (used in):
Operating Activities	$14,742	$15,443
Investing Activities	(1,409)	(76)
Financing Activities	(27,920)	(22,708)

Capital Resources
The 2010 Senior Term Loan included a discount to the lenders of $1.8 million, resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to note-holders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed as incurred. The deferred financing costs were being amortized over the term of the loan and notes and the balance was charged to expense upon the refinancing on January 31, 2012.

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

On January 31, 2012, in connection with the acquisition of the GSK Brands, we (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the 2012 ABL Revolver with a five-year maturity, and (iii) repaid in full and canceled the outstanding 2010 Senior Term Loan and the 2010 Revolving Credit Facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes.

Additionally, in connection with the entry into the new Senior Secured Credit Facility in January 2012, we terminated the Credit Agreement and repaid amounts due under the 2010 Senior Term Loan.

As of June 30, 2012, we had an aggregate of $1,107.0 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$590.0 million of borrowings under the 2012 Term Loan; and

•	$17.0 million of borrowings under the 2012 ABL Revolver.

As of June 30, 2012, we had $33.0 million of borrowing capacity under the 2012 ABL Revolver. The 2010 Senior Term Loan bore interest at floating rates, based on either the prime rate or, at our option, the LIBOR rate plus an applicable margin.  The LIBOR rate option contains a floor rate of 1.5%.  The 2010 Senior Term Loan was fully repaid during the year ended March 31, 2012.

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

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either June 30, 2012 or March 31, 2012 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The new Senior Secured Credit Facility and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, beginning with the quarter ending June 30, 2012, we must:

•
Have a leverage ratio of less than 7.75 to 1.0 for the quarter ended June 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.5 to 1.0 for the quarter ended June 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At June 30, 2012, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the three months ended June 30, 2012, we made voluntary principal payments of $45.0 million against outstanding indebtedness under the 2012 Term Loan. Therefore we are not required to make quarterly principal payments until the maturity date of January 31, 2019.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs is recorded as advertising and promotional expenses or as a reduction of sales based upon the nature of such items and the applicable accounting guidance.  Such costs vary from period to period based on the actual number of units sold during a finite period of time.  We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2012 was $32.2 million. For the three months ended June 30, 2012, our related promotional expense was $9.0 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2012, our sales and operating income would have been adversely affected by approximately $3.2 million.  Net income would have been adversely affected by approximately $1.9 million.  Similarly, had we underestimated the promotional program rate by 10% for the three months ended June 30, 2012, our sales and operating income would have been adversely affected by approximately $0.9 million.  Net income would have been adversely affected by approximately $0.6 million for the three months ended June 30, 2012.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2012, we had 127 coupon events.  The amount recorded against revenues and accrued for these events during the year was $7.2 million. Cash settlement of coupon redemptions during the year was $6.4 million.  During the three months ended June 30, 2012, we had 55 coupon events.  The amount recorded against revenue and accrued for these events during the three months ended June 30, 2012 was $3.7 million. Cash settlement of coupon redemptions during the three months ended June 30, 2012 was $1.5 million.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2012, 2011 and 2010, returns represented 2.9%, 2.7% and 3.8%, respectively, of gross sales.  For the three months ended June 30, 2012, product returns represented 2.5% of gross sales.  At June 30, 2012 and March 31, 2012, the allowance for sales returns was $2.3 million and $3.3 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.5% to 3.8% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2012 by approximately $0.5 million.  Net income would have been adversely affected by approximately $0.3 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three months ended June 30, 2012 would have adversely affected our reported sales and operating income by approximately $0.2 million, while our net income would have been adversely affected by approximately $0.1 million for the period.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $3.3 million for the fiscal year ended March 31, 2012, while for the three months ended June 30, 2012, we recorded obsolescence costs of $0.6 million.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2012 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2012 by approximately $0.5 million and $0.3 million, respectively.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance at June 30, 2012 would have adversely affected our reported operating income and net income by approximately $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2012.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.4% and 1.1% of accounts receivable at June 30, 2012 and March 31, 2012, respectively.  Bad debt expense for the fiscal year ended March 31, 2012 was $0.2 million, while during the three months ended June 30, 2012, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2012 would have resulted in a decrease in reported operating income of approximately $0.4 million and a decrease in our reported net income of approximately $0.3 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three months ended June 30, 2012 would have resulted in a decrease in reported operating income of $0.1 million and a decrease in our reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,571.3 million and $1,574.2 million at June 30, 2012 and March 31, 2012, respectively.  At June 30, 2012, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$166,539	$7,389	$173,928

Intangible assets, net
Indefinite-lived:
Analgesics	342,164	—	342,164
Cough & Cold	185,453	—	185,453
Gastrointestinal	214,060	—	214,060
Eye & Ear Care	172,552	—	172,552
Dermatologicals	149,927	—	149,927
Oral Care	61,438	—	61,438
Other OTC	—	—	—
Household Cleaning	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,125,594	119,820	1,245,414

Finite-lived:
Analgesics	4,527	—	4,527
Cough & Cold	23,942	—	23,942
Gastrointestinal	27,341	—	27,341
Eye & Ear Care	8,975	—	8,975
Dermatologicals	7,218	—	7,218
Oral Care	19,541	—	19,541
Other OTC	31,236	—	31,236
Household Cleaning	—	29,220	29,220
Total finite-lived intangible assets, net	122,780	29,220	152,000

Total intangible assets, net	1,248,374	149,040	1,397,414

	$1,414,913	$156,429	$1,571,342

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Phazyme, Tagamet, Fibre Choice, Sominex and Debrox brands comprise the majority of the value of the intangible assets within the OTC Healthcare segment.  The Chore Boy, Comet, and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

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

As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions and we may be required to record additional impairment charges in the future. However, no impairment charge was recorded during the three months ended June 30, 2012.

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

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2012, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the three months ended March 31, 2012.

The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, no impairment charge was recorded during the three months ended June 30, 2012.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $0.9 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance regarding testing the impairment of indefinite-lived intangible assets other than goodwill. The new guidance is intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform the impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect that the adoption of this new guidance will have a material impact on our Consolidated Financial Statements.
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GSK provided that, during the term of the arrangement, we would receive a net monthly remittance and, therefore we have reported a net amount due from GSK in our accounts receivable.
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

In December 2011, the FASB issued guidance to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Based on this guidance, entities are still required to adopt either the single continuous statement or the two-statement approach required by the new guidance. However, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before the adoption of the new standard (i.e., by component of other comprehensive income, either by displaying each component on a gross basis on the face of the appropriate financial statement or by displaying each component net of other changes on the face of the appropriate financial statement with the gross change disclosed in the notes). The new guidance and this deferral were effective for the Company beginning with the three months ended June 30, 2012, and full retrospective application is required. The December 2011 deferral of the guidance issued in June 2011, as well as the June 2011 guidance, are effective at the same time. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for our fiscal year ended March 31, 2012.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

•
Acquisitions, dispositions or other strategic transactions (including the recent acquisition of OTC healthcare brands from GSK) diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions;

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

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2012, we had variable rate debt of approximately $590.0 million under our 2012 Term Loan and $17.0 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2012 of approximately $4.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2012 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 3 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 is incorporated herein by this reference.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.  The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Our business has been and could continue to be adversely affected by a prolonged recession.

The economic uncertainty surrounding the current recession has affected and could continue to materially affect our business because such economic challenges could adversely affect consumers, our customers and suppliers. Specifically:

•	Consumer spending may continue to be curtailed resulting in downward pressure on our sales;

•
Our customers may continue to ration the number of products that reach store shelves, resulting in a reduction of the number of products that are carried at retail, particularly those that are not number one or two in their category;

•
Our customers may continue to reduce overall inventory levels to strengthen their working capital positions, which could result in additional sales reductions for us during those periods that our customers implement such strategies;

•	Our customers may continue to increase the number and breadth of products that are sold via their “private label” to the detriment of our branded products;

•
Our customers may continue to reduce store count, closing additional marginally performing stores resulting in sales reductions, potential working capital reductions, and an inability to repay amounts owed to us; and

•
Our suppliers may suffer from sales reductions, which could diminish their working capital, impede their ability to provide product to us in a timely manner or in sufficient quantities, and result in an increase in prices.

In particular, one third party manufacturer that produces one of our brands sold internationally has filed for bankruptcy protection. As a result, we have been unable to obtain sufficient quantities of the product provided by this manufacturer, which has had an adverse effect on our business, financial condition and results of operations. Although this manufacturer has committed to continue supplying us with product through calendar year 2012 while we arrange for an alternate supplier, we have not yet been able to obtain sufficient quantities of the product. In addition, the manufacturer has substantially increased our cost for the product, which may have a material adverse effect on our financial condition and results of operations.

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

We are attempting to arrange for alternative suppliers to replace the manufacturer that has filed for bankruptcy protection. However, given the time required to qualify new suppliers, we may be unable to fulfill our product needs for this brand once our arrangement with the current manufacturer expires.

The manufacturers we use may also increase the cost of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers. A situation such as this could also have a material adverse effect on our business, financial condition and results from operations.

At June 30, 2012, we had relationships with 45 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 84.9% of gross sales for the three months ended June 30, 2012. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

Product liability claims and product recalls and related negative publicity could adversely affect our sales and operating results.

We may be required to pay for losses or injuries purportedly caused by our products. From time to time we have been and may again be subjected to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or inadequate warnings concerning side effects and interactions with other substances. Any product liability claims may result in negative publicity that may adversely affect our sales and operating results. Also, if one of our products is found to be defective, we may be required to recall it, which we have done on several recent occasions. Recalls may result in substantial costs and negative publicity, as well as negatively impact inventory levels which may adversely affect our business, sales and operating results.

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

ITEM 5. OTHER INFORMATION

Adjustments to Executive Compensation

On August 6, 2012, the Compensation Committee (the “Compensation Committee”) of the Board of Directors approved the following base salary adjustments for certain of the Company's named executive officers, effective August 1, 2012: (i) Mr. Matthew M. Mannelly, $650,000 (increased from $600,000), (ii) Mr. Ronald M. Lombardi, $425,000 (increased from $390,000), and (iii) Mr. Timothy J. Connors, $400,000 (increased from $370,000). In addition, the Compensation Committee approved an equity grant to Mr. Mannelly with a value of $240,000 under the Company's 2005 Long-Term Equity Incentive Plan. Mr. Mannelly will receive one-third of the value of the award ($80,000) in the form of restricted stock units, which will vest on the third anniversary of the date of grant, and two-thirds of the value of the award ($160,000) in the form of stock options, which will vest in three approximately equal annual installments beginning on the first anniversary of the date of grant.

Adjustments to Director Compensation

On August 6, 2012, the Compensation Committee approved certain changes to the Company's director compensation program. Effective August 1, 2012, each non-employee member of the Board of Directors will receive: (i) an annual retainer of $30,000 (increased from $25,000); (ii) an annual grant of restricted stock units payable on the date of the Company's Annual Meeting of Stockholders with a value of $60,000 (increased from $50,000); and (iii) $2,000 for each meeting of the Board that he or she attends in-person (increased from $1,500). In addition, each of the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee will receive a supplemental annual retainer of $6,500 (increased from $5,000), and the Chairman of the Audit Committee will receive a supplemental annual retainer of $10,000 (increased from $7,500). All other compensation for the non-employee directors remains unchanged.

Office Lease

On June 26, 2012, we entered into an agreement to lease 42,616 square feet of office space for our headquarters in New York. The lease is for five years and six months and monthly payments of approximately $78,000 will commence beginning with the six month anniversary of the rent commencement date as defined in the agreement.

ITEM 6.	EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 9, 2012	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Director Compensation Policy

10.2	Agreement of Lease Between RA 660 White Plains Road LLC and Prestige Brands, Inc.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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