Form 10-Q
period 2012-09-30
Prestige Brands Holdings, Inc.
filed 2012-11-07
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1297589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 White Plains Road Tarrytown, New York 10591
(Address of principal executive offices) (Zip Code)

(914) 524-6800
(Registrant's telephone number, including area code)

90 North Broadway, Irvington, NY 10533
(Former name or former address, if changed since last report)

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
Yes  ☐ No ☒

As of November 5, 2012, there were 50,506,100 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues
Net sales	$161,323	$104,572	$307,243	$198,879
Other revenues	532	972	1,609	1,960
Total revenues	161,855	105,544	308,852	200,839

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	71,310	51,638	134,703	97,065
Gross profit	90,545	53,906	174,149	103,774

Operating Expenses
Advertising and promotion	23,508	13,073	43,833	23,306
General and administrative	12,585	8,861	28,736	18,711
Depreciation and amortization	3,296	2,570	6,591	5,120
Total operating expenses	39,389	24,504	79,160	47,137
Operating income	51,156	29,402	94,989	56,637

Other (income) expense
Interest income	(3)	(1)	(5)	(3)
Interest expense	19,663	8,280	39,513	16,860
Gain on settlement	—	—	—	(5,063)
Total other expense	19,660	8,279	39,508	11,794
Income before income taxes	31,496	21,123	55,481	44,843
Provision for income taxes	12,252	8,174	21,582	17,126
Net income	$19,244	$12,949	$33,899	$27,717

Earnings per share:
Basic	$0.38	$0.26	$0.67	$0.55
Diluted	$0.38	$0.26	$0.66	$0.55

Weighted average shares outstanding:
Basic	50,364	50,278	50,353	50,231
Diluted	51,225	50,671	51,166	50,659

Comprehensive income, net of tax:
Currency translation adjustments	66	(42)	24	(52)
Total other comprehensive income (loss)	66	(42)	24	(52)
Comprehensive income	$19,310	$12,907	$33,923	$27,665

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	September 30, 2012	March 31, 2012
Current assets
Cash and cash equivalents	$29,006	$19,015
Accounts receivable, net	84,767	60,228
Inventories	53,836	50,861
Deferred income tax assets	5,973	5,283
Prepaid expenses and other current assets	5,840	11,396
Current assets held for sale	185	252
Total current assets	179,607	147,035

Property and equipment, net	6,128	1,304
Goodwill	173,928	173,702
Intangible assets, net	1,380,499	1,386,357
Other long-term assets	33,653	35,713
Long-term assets held for sale	13,808	14,165
Total Assets	$1,787,623	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$41,883	$26,726
Accrued interest payable	13,867	13,889
Other accrued liabilities	32,651	23,308
Total current liabilities	88,401	63,923

Long-term debt
Principal amount	1,090,000	1,135,000
Less unamortized discount	(10,280)	(11,092)
Long-term debt, net of unamortized discount	1,079,720	1,123,908

Deferred income tax liabilities	180,798	167,717
Total Liabilities	1,348,919	1,355,548

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Preferred share rights	283	283
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,500 shares at September 30, 2012 and 50,466 shares at March 31, 2012	505	505
Additional paid-in capital	393,951	391,898
Treasury stock, at cost - 181 shares at September 30, 2012 and March 31, 2012	(687)	(687)
Accumulated other comprehensive income (loss), net of tax	11	(13)
Retained earnings	44,641	10,742
Total Stockholders' Equity	438,704	402,728
Total Liabilities and Stockholders' Equity	$1,787,623	$1,758,276
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2012	2011
Operating Activities
Net income	$33,899	$27,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,591	5,120
Deferred income taxes	12,391	5,962
Amortization of deferred financing costs	2,060	565
Stock-based compensation costs	1,973	1,657
Amortization of debt discount	812	458
Lease termination costs	975	—
Loss on disposal of equipment	51	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(24,530)	(5,075)
Inventories	(2,904)	(6,672)
Prepaid expenses and other current assets	5,556	1,794
Accounts payable	15,150	3,594
Accrued liabilities	8,350	(1,654)
Net cash provided by operating activities	60,374	33,466

Investing Activities
Purchases of property and equipment	(5,266)	(307)
Proceeds from escrow of Blacksmith acquisition	—	1,200
Proceeds from sale of property and equipment	15	—
Acquisition of brands from GSK purchase price adjustments	(226)	—
Net cash (used in) provided by investing activities	(5,477)	893

Financing Activities
Repayments of long-term debt	(70,000)	(40,000)
Repayments under revolving credit agreement	(8,000)	—
Borrowings under revolving credit agreement	33,000	—
Proceeds from exercise of stock options	80	571
Shares surrendered as payment of tax withholding	—	(271)
Net cash used in financing activities	(44,920)	(39,700)

Effects of exchange rate changes on cash and cash equivalents	14	(32)
Increase (decrease) in cash and cash equivalents	9,991	(5,373)
Cash and cash equivalents - beginning of period	19,015	13,334
Cash and cash equivalents - end of period	$29,006	$7,961

Interest paid	$36,524	$15,790
Income taxes paid	$656	$5,844

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of Over-The-Counter (“OTC”) Healthcare and Household Cleaning products to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States and Canada and in certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 9 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2013”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013.  This financial information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7
Leasehold improvements	*

* Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related asset.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $7.3 million and $15.5 million for the three and six months ended September 30, 2012, respectively, and $6.9 million and $13.2 million, respectively for the three and six months ended September 30, 2011.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options, stock appreciation rights and unvested restricted shares, are included in the earnings per share calculation to the extent that they are dilutive.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period's presentation of reporting assets held for sale. These assets are comprised of inventory and intangible assets.

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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GlaxoSmithKline plc ("GSK"), as discussed in Note 2 to the Consolidated Financial Statements, provided that, during the term of the arrangement, we would receive a net monthly remittance and, therefore we have reported a net amount due from GSK in our accounts receivable at March 31, 2012 of $8.4 million. Since the arrangement ended June 30, 2102, we do not have any amounts due from GSK in our accounts receivable at September 30, 2012.
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

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GSK to acquire a total of 17 North American OTC healthcare brands (the "GSK Brands") for $660.0 million in cash (the "GSK Agreement").

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of 15 North American OTC healthcare brands previously owned by GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory. The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. We acquired the GSK Brands I pursuant to the terms of the GSK Agreement.

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment.

Both the GSK Brands I and GSK Brands II are complementary to our existing OTC Healthcare portfolio.

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

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned these processes to us. For the three and six months ended September 30, 2012, we incurred $0.1 million and $6.9 million, respectively in TSA costs. Pursuant to this arrangement, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at September 30, 2012 was 18.5 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements beginning February 1, 2012, while the operating results of the GSK Brands II have been included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the three and six months ended September 30, 2012 were $51.4 million and $103.0 million, respectively, and net income was $5.3 million and $9.7 million, respectively.

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

(In thousands, except per share data)	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011

Revenues	$157,082	$303,916
Net income	$17,724	$37,520

Earnings per share:
Basic	$0.35	$0.75

Diluted	$0.35	$0.74

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	September 30, 2012	March 31, 2012
Components of Accounts Receivable
Trade accounts receivable	$88,674	$55,721
Other receivables	1,282	9,368
	89,956	65,089
Less allowances for discounts, returns and uncollectible accounts	(5,189)	(4,861)
Accounts receivable, net	$84,767	$60,228

4.	Inventories

Inventories consist of the following:

(In thousands)	September 30, 2012	March 31, 2012
Components of Inventories
Packaging and raw materials	$2,874	$1,189
Finished goods	50,962	49,672
Inventories	$53,836	$50,861

Inventories, depicted above, are carried at the lower of cost or market, which includes a reduction in inventory values of $1.1 million and $1.6 million at September 30, 2012 and March 31, 2012, respectively, related to obsolete and slow-moving inventory.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	September 30, 2012	March 31, 2012
Components of Property and Equipment
Machinery	$1,477	$1,454
Computer equipment	3,346	2,693
Furniture and fixtures	1,405	241
Leasehold improvements	3,431	436
	9,659	4,824
Accumulated depreciation	(3,531)	(3,520)
Property and equipment, net	$6,128	$1,304

We recorded depreciation expense of $0.4 million and $0.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $0.6 million and $0.4 million for the six months ended September 30, 2012 and September 30, 2011, respectively. Additionally, during the three months ended September 30, 2012, we wrote-off leasehold improvements with a remaining net book value of less than $0.1 million due to the relocation of our corporate offices.

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2012
Goodwill	$296,483	$72,549	$369,032
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	166,313	7,389	173,702

Additions	226	—	226

Balance — September 30, 2012
Goodwill	296,709	72,549	369,258
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$166,539	$7,389	$173,928

At March 31, 2012, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2011. Additionally, for the six months ended September 30, 2012, no indicators of impairment existed and no impairment charge was recorded.

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

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Carrying Amounts
Balance — March 31, 2012	$1,245,414	$203,228	$158	$1,448,800
Additions	—	—	—	—
Balance — September 30, 2012	$1,245,414	$203,228	$158	$1,448,800

Accumulated Amortization
Balance — March 31, 2012	$—	$62,285	$158	$62,443
Additions	—	5,858	—	5,858
Balance — September 30, 2012	$—	$68,143	$158	$68,301

Intangible assets, net - September 30, 2012	$1,245,414	$135,085	$—	$1,380,499

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2012.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of September 30, 2012 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the six months ended September 30, 2012.

The weighted average remaining life for finite-lived intangible assets at September 30, 2012 was approximately 13.5 years and the amortization expense for the three and six months ended September 30, 2012 was $2.8 million and $5.9 million, respectively. At September 30, 2012, intangible assets are expected to be amortized over a period of 3 to 30 years as follows:

(In thousands)
Year Ending March 31,	Amount
2013 (Remaining six months ending March 31, 2013)	$5,456
2014	10,183
2015	8,849
2016	8,849
2017	8,849
Thereafter	92,899
$135,085

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2012	March 31, 2012

Accrued marketing costs	$19,994	$10,554
Accrued payroll	4,941	7,181
Accrued commissions	606	415
Accrued income taxes	1,830	577
Accrued professional fees	2,852	3,821
Deferred rent	1,065	9
Accrued severance	206	461
Accrued lease termination costs	1,157	290
	$32,651	$23,308

9.	Long-Term Debt

On March 24, 2010, Prestige Brands, Inc. ("the Borrower") issued $150.0 million of senior unsecured notes, with an interest rate of 8.25% and a maturity date of April 1, 2018 (the "2010 Senior Notes"). On November 1, 2010, the Borrower issued an additional $100.0 million of the 2010 Senior Notes. The Borrower may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes. The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

On March 24, 2010, the Borrower entered into a senior secured term loan facility for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016 (the "2010 Senior Term Loan"). The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, we, together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to the credit agreement governing the 2010 Senior Term Loan (the "Increase Joinder"), pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The 2010 Senior Term Loan was scheduled to mature on March 24, 2016 but was repaid in full on January 31, 2012 with the entry into the new senior secured credit facility described below. The 2010 Senior Term Loan was unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower.

Additionally, on March 24, 2010, the Borrower entered into a non-amortizing senior secured revolving credit facility (the “2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “2010 Credit Facility”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million, providing the Borrower with borrowing capacity under the 2010 Revolving Credit Facility in an aggregate principal amount of up to $40.0 million. On January 31, 2012, in connection with the entry into new senior secured credit facilities as described below, the Borrower terminated the 2010 Credit Facility. There were no material early termination penalties as a result of the termination of the 2010 Credit Facility.

On January 31, 2012, the Borrower issued $250.0 million of senior unsecured notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020 (the "2012 Senior Notes"). The Borrower may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs which were capitalized as deferred financing costs and are being amortized over the term of the 2012 Senior Notes.

On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

The 2012 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.25% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.25%. For the six months ended September 30, 2012, the average interest rate on the 2012 Term Loan was 5.4%.

Under the 2012 Term Loan, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the term loan made on the closing date, with the balance expected to be due on the seventh anniversary of the closing date. However, since we made a $25.0 million payment in March 2012, and additional payments totaling $70.0 million during the six months ended September 30, 2012, we will not be required to make a payment until the maturity date of January 31, 2019.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2012, the average interest rate on the 2012 ABL Revolver was 2.1%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands I and GSK Brands II, to repay the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition is discussed in Note 2 to the Consolidated Financial Statements.

In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan and the 2010 Revolving Credit Facility, we incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes and the Increase Joinder, we incurred $0.6 million in issuance costs, all of which were capitalized as deferred financing costs. In connection with the financing activities of January 2012 relating to the 2012 Senior Notes, the 2012 Term Loan and the 2012 ABL Revolver, we incurred $12.6 million, $18.8 million and $1.8 million, respectively, in issuance costs, which were capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes.

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

The indentures governing the 2010 Senior Notes and 2012 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the new Senior Secured Credit Facility and the indenture governing the 2012 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement with respect to the new Senior Secured Credit Facility and the indenture governing the 2012 Senior Notes. At September 30, 2012, we were in compliance with the covenants under our long-term indebtedness.

During the six months ended September 30, 2012, we made principal payments of $70.0 million against the outstanding 2012 Term Loan and borrowed a net amount of $25.0 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2012	March 31, 2012
2012 Senior Notes bearing interest at 8.125%, with interest only payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.25% or LIBOR with a floor of 1.25%, due on January 31, 2019.	565,000	635,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	25,000	—
2010 Senior Notes bearing interest at 8.25%, with interest only payable on April 1 and October 1 of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	1,090,000	1,135,000
Current portion of long-term debt	—	—
	1,090,000	1,135,000
Less: unamortized discount	(10,280)	(11,092)
Long-term debt, net of unamortized discount	$1,079,720	$1,123,908

Aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2013 (remaining six months ending March 31, 2013)	$—
2014	—
2015	—
2016	—
2017	25,000
Thereafter	1,065,000
$1,090,000

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes, the 2010 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At September 30, 2012 and March 31, 2012, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At September 30, 2012 and March 31, 2012, the carrying value of our 2012 Senior Notes was $250.0 million and $250.0 million, respectively. The market value of our 2012 Senior Notes was $276.9 million and $270.6 million, respectively, at September 30, 2012 and March 31, 2012.

At September 30, 2012 and March 31, 2012, the carrying value of the 2012 Term Loan was $565.0 million and $635.0 million, respectively. The market value of the 2012 Term Loan was $566.4 million and $639.0 million, respectively, at September 30, 2012 and March 31, 2012.

At September 30, 2012 and March 31, 2012, the carrying value of our 2010 Senior Notes was $250.0 million and $250.0 million, respectively.  The market value of our 2010 Senior Notes was approximately $273.7 million and $272.5 million at September 30, 2012 and March 31, 2012, respectively.

At September 30, 2012, the carrying value and the market value of the 2012 ABL Revolver was $25.0 million and $25.0 million, respectively.

11.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2012.

Pursuant to the provisions of the various employee restricted stock awards, we repurchased no shares of restricted common stock from our employees during the three and six months ended September 30, 2012. During the three and six months ended September 30, 2011, we repurchased zero and 20,999 shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $12.86. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at September 30, 2012 and March 31, 2012:

	September 30,	March 31,
(In thousands)	2012	2012
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$11	$(13)
Total accumulated other comprehensive loss	$11	$(13)

13.	Earnings Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Numerator
Net income	$19,244	$12,949	$33,899	$27,717

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,364	50,278	50,353	50,231
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	861	393	813	428
Denominator for diluted earnings per share	51,225	50,671	51,166	50,659

Earnings per Common Share:
Basic net earnings per share	$0.38	$0.26	$0.67	$0.55

Diluted net earnings per share	$0.38	$0.26	$0.66	$0.55

For the three months ended September 30, 2012 and 2011, there were 0.3 million and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2012 and 2011, there were 0.4 million and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and six months ended September 30, 2012, pre-tax share-based compensation costs charged against income were $1.1 million and $2.0 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.6 million, respectively.  During the three and six months ended September 30, 2011, pre-tax share-based compensation costs charged against income were $0.8 million and $1.7 million, respectively, and the related income tax benefit recognized was $0.2 million and $0.4 million, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, primarily upon the attainment of certain time vesting thresholds and may also be contingent on the attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units to certain executive officers and employees under the Plan. On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 shares of restricted common stock units to the independent members of the Board of Directors under the Plan. On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 shares of restricted common stock units to Matthew M. Mannelly.

The restricted common stock units granted to Directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The restricted common stock units granted to employees generally vest in their entirety on the 3-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. The fair value of the restricted common stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted shares granted during the six months ended September 30, 2012 and 2011 was $13.59 and $11.35, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2011:
Outstanding at March 31, 2011	275.4	$8.46
Granted	122.5	11.35
Vested and issued	(103.4)	9.93
Forfeited	(15.2)	10.72
Outstanding at September 30, 2011	279.3	9.06
Vested at September 30, 2011	54.0	7.40

Six months ended September 30, 2012:
Outstanding at March 31, 2012	363.4	$9.92
Granted	128.9	13.59
Vested and issued	(27.0)	7.16
Forfeited	(4.3)	11.06
Outstanding at September 30, 2012	461.0	11.10
Vested at September 30, 2012	70.4	8.52

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to us and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.   On May 9, 2012, the Compensation Committee of our Board of Directors granted stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan. These stock options were granted at an exercise price of $13.24 per share, which is equal to the closing price for our common stock on the day of the grant. On August 6, 2012, the Compensation Committee of the Board of Directors granted stock options to acquire 21,978 shares of our common stock to Matthew M. Mannelly. These stock options were granted at an exercise price of $15.66 per share, which is equal to the closing price for our common stock on the date of grant. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant.

The weighted-average grant-date fair value of the options granted during the six months ended September 30, 2012 and 2011 was $6.03 and $5.83, respectively.

	Six Months Ended September 30,
	2012	2011
Expected volatility	44.0%	53.0%
Expected dividends	$—	$—
Expected term in years	6.5	6.5
Risk-free rate	1.2%	2.4%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2011:
Outstanding at March 31, 2011	1,621.5	$8.19
Granted	308.1	11.27
Exercised	(54.2)	10.54
Forfeited or expired	(39.3)	10.99
Outstanding at September 30, 2011	1,836.1	8.58	8.0	$2,129
Exercisable at September 30, 2011	711.2	8.65	7.2	851

Six months ended September 30, 2012:
Outstanding at March 31, 2012	1,745.4	$8.44
Granted	444.9	13.36
Exercised	(6.8)	11.84
Forfeited or expired	(11.7)	10.99
Outstanding at September 30, 2012	2,171.8	9.43	7.6	$16,602
Exercisable at September 30, 2012	1,027.7	8.39	6.9	7,132

The aggregate intrinsic value of options exercised in the six months ended September 30, 2012 was less than $0.1 million. The aggregate intrinsic value at September 30, 2012 for options granted during the six months ended September 30, 2012 was $1.1 million.

At September 30, 2012, there were $5.0 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 years.  The total fair value of options and restricted shares vested during the six months ended September 30, 2012 and 2011 was $2.0 million and $2.7 million, respectively.  For the six months ended September 30, 2012 and 2011, cash received from the exercise of stock options was less than $0.1 million and $0.7 million, respectively, and we realized less than $0.1 million and $0.1 million, respectively, in tax benefits for the tax deductions resulting from these option exercises. At September 30, 2012, there were 1.9 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 38.9% and 38.7%, respectively, for the three months ended September 30, 2012 and September 30, 2011. The effective tax rate used in the calculation of income taxes was 38.9% and 38.2%, respectively, for the six months ended September 30, 2012 and September 30, 2011. The increase in the effective tax rate for the three months ended September 30, 2012 is primarily due to higher state income taxes and non-deductible compensation.

At September 30, 2012, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.3 million which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We did not have any activity in our uncertain tax liability during the six months ended September 30, 2012. Therefore, the balance in our uncertain tax liability was $0.3 million at September 30, 2012 and $0.3 million at March 31, 2012. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented. We do not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

16.	Commitments and Contingencies

We are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking our reserves into account, will not have a material adverse effect on our business, financial condition, cash flows or results from operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2018. Due to the recent acquisition of the GSK Brands, we required additional office space and entered into a 5.5 year lease for a new office facility in New York, which began - in the third quarter of fiscal 2013. In May 2012, we entered into a 3 year office lease in Rogers, Arkansas. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases as of September 30, 2012:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2013 (Remaining six months ending March 31, 2013)	$580	$71	$651
2014	1,613	141	1,754
2015	1,018	136	1,154
2016	991	135	1,126
2017	1,023	68	1,091
Thereafter	1,044	—	1,044
	$6,269	$551	$6,820

Rent expense for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively, while rent expense for the six months ended September 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively.

Purchase Commitments
Effective November 1, 2009, we have entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than ten percent of the estimated purchases that we expect to make during the course of the agreement. Additionally, we entered into a short-term supply arrangement with one of our Canadian suppliers to provide a certain amount of product through January 2013. As such, we have included $3.3 million of purchase commitments in the remaining six months ended March 31, 2013.

(In thousands)
Year Ending March 31,	Amount
2013 (Remaining six months ending March 31, 2013)	$3,894
2014	1,136
2015	1,105
2016	1,074
2017	1,044
Thereafter	2,555
$10,808

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three and six months ended September 30, 2012, approximately 40.3% and 41.3%, respectively, of our total revenues were derived from our five top selling brands.  During the three and six months ended September 30, 2011, approximately 55.5% and 56.9% , respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Such customer accounted for approximately 16.3% and 18.1%, respectively, of our gross revenues for the three and six months ended September 30, 2012, and 17.0% and 18.2%, respectively, of our gross revenues for the three and six months ended September 30, 2011. At September 30, 2012, approximately 20.3% of accounts receivable were owed by the same customer.

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

At September 30, 2012, we had relationships with 61 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 84.9% of gross sales for the six months ended September 30, 2012. At September 30, 2011, we had relationships with 51 third-party manufacturers.  Of those, we had long-term contracts with 14 manufacturers that produced items that accounted for approximately 64.4% of gross sales for the six months ended September 30, 2011. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition, cash flows and results from operations.

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

The tables below summarize information about our operating and reportable segments.

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$137,771	$23,552	$161,323	$263,775	$43,468	$307,243
Other revenues	164	368	532	345	1,264	1,609
Total revenues	137,935	23,920	161,855	264,120	44,732	308,852
Cost of sales	53,469	17,841	71,310	100,868	33,835	134,703
Gross profit	84,466	6,079	90,545	163,252	10,897	174,149
Advertising and promotion	22,046	1,462	23,508	39,899	3,934	43,833
Contribution margin	$62,420	$4,617	67,037	$123,353	$6,963	130,316
Other operating expenses			15,881			35,327
Operating income			51,156			94,989
Other expense			19,660			39,508
Income before income taxes			31,496			55,481
Provision for income taxes			12,252			21,582
Net income			$19,244			$33,899

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$78,998	$25,574	$104,572	$150,001	$48,878	$198,879
Other revenues	158	814	972	357	1,603	1,960
Total revenues	79,156	26,388	105,544	150,358	50,481	200,839
Cost of sales	33,085	18,553	51,638	61,869	35,196	97,065
Gross profit	46,071	7,835	53,906	88,489	15,285	103,774
Advertising and promotion	12,155	918	13,073	20,576	2,730	23,306
Contribution margin	$33,916	$6,917	40,833	$67,913	$12,555	80,468
Other operating expenses			11,431			23,831
Operating income			29,402			56,637
Other expense			8,279			11,794
Income before income taxes			21,123			44,843
Provision for income taxes			8,174			17,126
Net income			$12,949			$27,717

The table below summarizes information about our revenues from similar product groups.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Analgesics	26,106	737	53,781	1,358
Cough & Cold	32,969	28,574	56,773	49,237
Gastrointestinal	25,329	5,080	49,533	10,444
Eye & Ear Care	21,700	19,180	43,407	36,849
Dermatologicals	15,600	13,564	30,082	28,480
Oral Care	12,549	11,324	23,079	22,211
Other OTC	3,682	697	7,465	1,779
Total OTC Healthcare Segment	137,935	79,156	264,120	150,358
Household Cleaning Segment	23,920	26,388	44,732	50,481
Consolidated Total Revenues	161,855	105,544	308,852	200,839

During the three and six months ended September 30, 2012, approximately 97.3% and 97.5%, respectively, of our sales were made to customers in the United States and Canada, while during the three and six months ended September 30, 2011, approximately 96.3% and 96.4%, respectively, of our sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At September 30, 2012, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$166,539	$7,389	$173,928

Intangible assets
Indefinite-lived	1,125,594	119,820	1,245,414
Finite-lived	106,302	28,783	135,085
	1,231,896	148,603	1,380,499

	$1,398,435	$155,992	$1,554,427

19.	Gain on Settlement

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of September 30, 2012 and March 31, 2012, Condensed Consolidating Income and Comprehensive Income Statements for the three and six months ended September 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2012 and 2011. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$26,727	$133,277	$1,319	$—	$161,323
Other revenues	—	74	524	519	(585)	532
Total revenues	—	26,801	133,801	1,838	(585)	161,855

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,175	61,175	545	(585)	71,310
Gross profit	—	16,626	72,626	1,293	—	90,545

Advertising and promotion	—	2,777	20,410	321	—	23,508
General and administrative	895	1,707	9,977	6	—	12,585
Depreciation and amortization	137	139	3,004	16	—	3,296
Total operating expenses	1,032	4,623	33,391	343	—	39,389
Operating income (loss)	(1,032)	12,003	39,235	950	—	51,156

Other (income) expense
Interest income	(12,242)	(11,061)	—	(54)	23,354	(3)
Interest expense	8,746	28,410	5,861	—	(23,354)	19,663
Equity in income of subsidiaries	(17,738)	(20,995)	(780)	—	39,513	—
Total other (income) expense	(21,234)	(3,646)	5,081	(54)	39,513	19,660
Income before income taxes	20,202	15,649	34,154	1,004	(39,513)	31,496
Provision (benefit) for income taxes	958	(2,080)	12,983	391	—	12,252
Net income (loss)	$19,244	$17,729	$21,171	$613	$(39,513)	$19,244

Comprehensive income, net of tax:
Currency translation adjustments	66	—	—	66	(66)	66
Total other comprehensive income (loss)	66	—	—	66	(66)	66
Comprehensive income (loss)	$19,310	$17,729	$21,171	$679	$(39,579)	$19,310

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$49,949	$254,934	$2,360	$—	$307,243
Other revenues	—	141	1,586	994	(1,112)	1,609
Total revenues	—	50,090	256,520	3,354	(1,112)	308,852

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	18,616	116,210	989	(1,112)	134,703
Gross profit	—	31,474	140,310	2,365	—	174,149

Advertising and promotion	—	5,884	37,330	619	—	43,833
General and administrative	2,724	3,436	22,067	509	—	28,736
Depreciation and amortization	269	280	6,009	33	—	6,591
Total operating expenses	2,993	9,600	65,406	1,161	—	79,160
Operating income (loss)	(2,993)	21,874	74,904	1,204	—	94,989

Other (income) expense
Interest income	(24,370)	(22,021)	—	(101)	46,487	(5)
Interest expense	17,412	56,926	11,662	—	(46,487)	39,513
Equity in income of subsidiaries	(31,476)	(40,873)	(913)	—	73,262	—
Total other (income) expense	(38,434)	(5,968)	10,749	(101)	73,262	39,508
Income before income taxes	35,441	27,842	64,155	1,305	(73,262)	55,481
Provision (benefit) for income taxes	1,542	(5,069)	24,601	508	—	21,582
Net income (loss)	$33,899	$32,911	$39,554	$797	$(73,262)	$33,899

Comprehensive income, net of tax:
Currency translation adjustments	24	—	—	24	(24)	24
Total other comprehensive income (loss)	24	—	—	24	(24)	24
Comprehensive income (loss)	$33,923	$32,911	$39,554	$821	$(73,286)	$33,923

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,793	$77,669	$1,110	$—	$104,572
Other revenues	—	62	966	400	(456)	972
Total revenues	—	25,855	78,635	1,510	(456)	105,544

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,413	42,222	459	(456)	51,638
Gross profit	—	16,442	36,413	1,051	—	53,906

Advertising and promotion	—	3,348	9,441	284	—	13,073
General and administrative	378	2,400	5,599	484	—	8,861
Depreciation and amortization	140	142	2,271	17	—	2,570
Total operating expenses	518	5,890	17,311	785	—	24,504
Operating income (loss)	(518)	10,552	19,102	266	—	29,402

Other (income) expense
Interest income	(13,006)	(11,899)	—	(59)	24,963	(1)
Interest expense	8,806	17,086	7,351	—	(24,963)	8,280
Equity in income of subsidiaries	(10,715)	(7,480)	(145)	—	18,340	—
Total other (income) expense	(14,915)	(2,293)	7,206	(59)	18,340	8,279
Income (loss) before income taxes	14,397	12,845	11,896	325	(18,340)	21,123
Provision (benefit) for income taxes	1,448	2,054	4,544	128	—	8,174
Net income (loss)	12,949	10,791	7,352	197	(18,340)	12,949

Comprehensive income, net of tax:
Currency translation adjustments	(42)	—	—	(42)	42	(42)
Total other comprehensive income (loss)	(42)	—	—	(42)	42	(42)
Comprehensive income (loss)	$12,907	$10,791	$7,352	$155	$(18,298)	$12,907

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$47,415	$149,551	$1,913	$—	$198,879
Other revenues	—	121	1,935	904	(1,000)	1,960
Total revenues	—	47,536	151,486	2,817	(1,000)	200,839

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	17,407	79,878	780	(1,000)	97,065
Gross profit	—	30,129	71,608	2,037	—	103,774

Advertising and promotion	—	5,910	16,917	479	—	23,306
General and administrative	196	5,180	12,854	481	—	18,711
Depreciation and amortization	277	285	4,522	36	—	5,120
Total operating expenses	473	11,375	34,293	996	—	47,137
Operating income (loss)	(473)	18,754	37,315	1,041	—	56,637

Other (income) expense
Interest income	(25,894)	(22,173)	—	(113)	48,177	(3)
Interest expense	17,532	34,392	13,113	—	(48,177)	16,860
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Equity in income of subsidiaries	(19,712)	(15,832)	(784)	—	36,328	—
Total other (income) expense	(33,137)	(3,613)	12,329	(113)	36,328	11,794
Income (loss) before income taxes	32,664	22,367	24,986	1,154	(36,328)	44,843
Provision (benefit) for income taxes	4,947	2,495	9,243	441	—	17,126
Net income (loss)	27,717	19,872	15,743	713	(36,328)	27,717

Comprehensive income, net of tax:
Currency translation adjustments	(52)	—	—	(52)	52	(52)
Total other comprehensive income (loss)	(52)	—	—	(52)	52	(52)
Comprehensive income (loss)	$27,665	$19,872	$15,743	$661	$(36,276)	$27,665

Condensed Consolidating Balance Sheet
September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$27,722	$—	$—	$1,284	$—	$29,006
Accounts receivable, net	142	15,437	67,864	1,324	—	84,767
Inventories	—	7,893	45,468	475	—	53,836
Deferred income tax assets	247	685	5,041	—	—	5,973
Prepaid expenses and other current assets	1,843	104	3,854	39	—	5,840
Current assets held for sale	—	—	185	—	—	185
Total current assets	29,954	24,119	122,412	3,122	—	179,607

Property and equipment, net	5,839	31	258	—	—	6,128
Goodwill	—	66,007	107,921	—	—	173,928
Intangible assets, net	—	193,665	1,186,485	349	—	1,380,499
Other long-term assets	—	33,653	—	—	—	33,653
Long-term assets held for sale	—	—	13,808	—	—	13,808
Intercompany receivable	698,509	1,415,433	369,416	6,937	(2,490,295)	—
Investment in subsidiary	1,389,846	1,213,700	6,497	—	(2,610,043)	—
Total Assets	$2,124,148	$2,946,608	$1,806,797	$10,408	$(5,100,338)	$1,787,623

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,137	$7,575	$31,117	$1,054	$—	$41,883
Accrued interest payable	—	13,867	—	—	—	13,867
Other accrued liabilities	10,217	2,133	19,172	1,129	—	32,651
Total current liabilities	12,354	23,575	50,289	2,183	—	88,401

Long-term debt
Principal amount	—	1,090,000	—	—	—	1,090,000
Less unamortized discount	—	(10,280)	—	—	—	(10,280)
Long-term debt, net of unamortized discount	—	1,079,720	—	—	—	1,079,720

Deferred income tax liabilities	—	52,456	128,265	77	—	180,798
Intercompany payable	1,673,090	468,881	348,212	112	(2,490,295)	—
Total Liabilities	1,685,444	1,624,632	526,766	2,372	(2,490,295)	1,348,919

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	505	—	—	—	—	505
Additional paid-in capital	393,951	1,280,945	1,239,724	1,111	(2,521,780)	393,951
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	11	—	—	11	(11)	11
Retained earnings (accumulated deficit)	44,641	41,031	40,307	6,914	(88,252)	44,641
Total Stockholders' Equity	438,704	1,321,976	1,280,031	8,036	(2,610,043)	438,704
Total Liabilities and Stockholders' Equity	$2,124,148	$2,946,608	$1,806,797	$10,408	$(5,100,338)	$1,787,623

Condensed Consolidating Balance Sheet
March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,221	$—	$—	$794	$—	$19,015
Accounts receivable, net	25	13,502	45,954	747	—	60,228
Inventories	—	8,098	42,082	681	—	50,861
Deferred income tax assets	356	849	4,078	—	—	5,283
Prepaid expenses and other current assets	8,102	56	2,874	364	—	11,396
Current assets held for sale	—	—	252	—	—	252
Total current assets	26,704	22,505	95,240	2,586	—	147,035

Property and equipment, net	934	22	346	2	—	1,304
Goodwill	—	66,007	107,695	—	—	173,702
Intangible assets, net	—	193,932	1,192,048	377	—	1,386,357
Other long-term assets	—	35,713	—	—	—	35,713
Long-term assets held for sale	—	—	14,165	—	—	14,165
Intercompany receivable	680,067	1,449,005	314,699	5,935	(2,449,706)	—
Investment in subsidiary	1,358,120	1,172,601	5,582	—	(2,536,303)	—
Total Assets	$2,065,825	$2,939,785	$1,729,775	$8,900	$(4,986,009)	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,531	$4,816	$17,008	$371	$—	$26,726
Accrued interest payable	—	13,889	—	—	—	13,889
Other accrued liabilities	11,758	1,687	8,944	919	—	23,308
Total current liabilities	16,289	20,392	25,952	1,290	—	63,923

Long-term debt
Principal amount	—	1,135,000	—	—	—	1,135,000
Less unamortized discount	—	(11,092)	—	—	—	(11,092)
Long-term debt, net of unamortized discount	—	1,123,908	—	—	—	1,123,908

Deferred income tax liabilities	—	50,944	116,690	83	—	167,717
Intercompany payable	1,646,808	455,702	346,884	312	(2,449,706)	—
Total Liabilities	1,663,097	1,650,946	489,526	1,685	(2,449,706)	1,355,548

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	505	—	—	—	—	505
Additional paid-in capital	391,898	1,280,719	1,239,497	1,111	(2,521,327)	391,898
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(13)	—	—	(13)	13	(13)
Retained earnings (accumulated deficit)	10,742	8,120	752	6,117	(14,989)	10,742
Total Stockholders' Equity	402,728	1,288,839	1,240,249	7,215	(2,536,303)	402,728
Total Liabilities and Stockholders' Equity	$2,065,825	$2,939,785	$1,729,775	$8,900	$(4,986,009)	$1,758,276

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$33,899	$32,911	$39,554	$797	$(73,262)	$33,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	269	280	6,009	33	—	6,591
Deferred income taxes	109	1,676	10,612	(6)	—	12,391
Amortization of deferred financing costs	—	2,060	—	—	—	2,060
Stock-based compensation costs	1,973	—	—	—	—	1,973
Lease termination costs	975	—	—	—	—	975
Amortization of debt discount	—	812	—	—	—	812
Loss on disposal of equipment	30	—	21	—	—	51
Equity in income of subsidiaries	(31,476)	(40,873)	(913)	—	73,262	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(117)	(1,935)	(21,910)	(568)	—	(24,530)
Inventories	—	205	(3,319)	210	—	(2,904)
Prepaid expenses and other current assets	6,259	(48)	(980)	325	—	5,556
Accounts payable	(2,394)	2,759	14,109	676	—	15,150
Accrued liabilities	(2,516)	424	10,229	213	—	8,350
Net cash provided by (used in) operating activities	7,011	(1,729)	53,412	1,680	—	60,374

Investing Activities
Purchases of property and equipment	(5,266)	—	—	—	—	(5,266)
Proceeds from sale of property and equipment	—	—	15	—	—	15
Acquisition of GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash (used in) provided by investing activities	(5,492)	—	15	—	—	(5,477)

Financing Activities
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Repayments under revolving credit agreement	—	(8,000)	—	—	—	(8,000)
Borrowings under revolving credit agreement	—	33,000	—	—	—	33,000
Proceeds from exercise of stock options	80	—	—	—	—	80
Shares surrendered as payment of tax withholding	—	—	—	—	—	—
Intercompany activity, net	7,902	46,729	(53,427)	(1,204)	—	—
Net cash (used in) provided by financing activities	7,982	1,729	(53,427)	(1,204)	—	(44,920)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14
(Decrease) increase in cash	9,501	—	—	490	—	9,991
Cash - beginning of period	18,221	—	—	794	—	19,015
Cash - end of period	$27,722	$—	$—	$1,284	$—	$29,006

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$27,717	$19,872	$15,743	$713	$(36,328)	$27,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	277	285	4,522	36	—	5,120
Deferred income taxes	358	2,354	3,256	(6)	—	5,962
Amortization of deferred financing costs	—	565	—	—	—	565
Stock-based compensation costs	1,657	—	—	—	—	1,657
Amortization of debt discount	—	458	—	—	—	458
Equity in income of subsidiaries	(19,712)	(15,832)	(784)	—	36,328	—
Changes in operating assets and liabilities, net of effects of purchases of businesses:
Accounts receivable	(6)	(981)	(3,751)	(337)	—	(5,075)
Inventories	—	(1,446)	(5,301)	75	—	(6,672)
Prepaid expenses and other current assets	3,165	(95)	(1,279)	3	—	1,794
Accounts payable	(156)	(1,303)	4,583	470	—	3,594
Accrued liabilities	(4,365)	59	2,113	539	—	(1,654)
Net cash provided by (used in) operating activities	8,935	3,936	19,102	1,493	—	33,466

Investing Activities
Purchases of property and equipment	(91)	—	(216)	—	—	(307)
Proceeds from escrow of Blacksmith acquisition	—	—	1,200	—	—	1,200
Intercompany activity, net	1,200	—	(1,200)	—	—	—
Net cash provided by (used in) investing activities	1,109	—	(216)	—	—	893

Financing Activities
Repayment of long-term debt	—	(40,000)	—	—	—	(40,000)
Proceeds from exercise of stock options	571	—	—	—	—	571
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(15,998)	36,064	(18,886)	(1,180)	—	—
Net cash (used in) provided by financing activities	(15,698)	(3,936)	(18,886)	(1,180)	—	(39,700)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	(32)
Increase in cash	(5,654)	—	—	281	—	(5,373)
Cash - beginning of period	12,698	—	—	636	—	13,334
Cash - end of period	$7,044	$—	$—	$917	$—	$7,961

In the first quarter of fiscal 2013, the Company determined that in prior periods it had incorrectly recorded intercompany transactions between Prestige Brands Holdings, Inc. ("the Parent") and Prestige Brands, Inc. ("the Issuer") as a component of interest expense resulting in (i) the misclassification of amounts between interest expense, equity in income of subsidiaries, and taxes of the Parent, and (ii) a corresponding understatement of interest income, taxes and net income of the Issuer. It was further determined that certain subsidiaries of the Issuer had been fully consolidated by the Issuer in error resulting in (i) a gross-up of the Issuer's balance sheet, statement of income and comprehensive income and statement of cash flows and (ii) the need to revise the presentation to reflect the Issuers' interests in those subsidiaries under the equity method. Those entities had previously been incorrectly included in the Issuer column and omitted from the Guarantor column and accordingly this resulted in a need to revise the presentation to include the balance sheet, results of operations, and cash flows of those Issuer subsidiary entities in the Combined Subsidiary Guarantors column of the revised condensed consolidating financial statements. In addition, the Company reclassified portions of its intercompany activity between operating and financing in the statement of cash flows. The Company also determined that it had incorrectly presented certain intercompany balances between the Parent, the Issuer, the Combined Subsidiary Guarantors, and Non-Guarantors resulting in revisions impacting other accrued liabilities, deferred income taxes, provision (benefit) for income taxes, intercompany receivables, intercompany payables, investment in subsidiaries, and total equity balances. Additionally, certain revisions have been made to the Company's Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 30, 2012. For the three months ended June 30, 2012, the provision for income taxes was increased approximately $4.3 million to $0.6 million for the Parent and the benefit for income taxes was increased approximately $4.4 million to $3.0 million for the Issuer.

The Company has revised its Condensed Consolidating Financial Statements to correct the presentation of these items. There were no changes to any of the Company's Condensed Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the consolidated financial statements. The Company will disclose the impact of the revisions on previously reported amounts and accordingly revise the Condensed Consolidated Financial Statements for comparative periods in its future filings. The impact of these revisions as of March 31, 2012 and for the three and six month period ended September 30, 2011 are shown in the following tables:

Condensed Consolidating Statement of Income and Comprehensive Income for the Three Months Ended September 30, 2011

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$78,047	$25,855	$26,387	$78,635	$1,566	$1,510	$(456)	$(456)
Income before income taxes	17,499	14,397	9,315	12,845	(499)	11,896	325	325	5,517	(18,340)
Provision (benefit) for income taxes	4,550	1,448	3,578	2,054	(134)	4,544	180	128	—	—
Net income	12,949	12,949	5,737	10,791	(365)	7,352	145	197	(5,517)	(18,340)

Condensed Consolidating Statement of Income and Comprehensive Income for the Six Months Ended September 30, 2011.

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$148,446	$47,536	$50,480	$151,486	$2,913	$2,817	$(1,000)	$(1,000)
Income before income taxes	39,231	32,664	14,299	22,367	(847)	24,986	1,154	1,154	(8,994)	(36,328)
Provision (benefit) for income taxes	11,514	4,947	5,570	2,495	(328)	9,243	370	441	—	—
Net income	27,717	27,717	8,729	19,872	(519)	15,743	784	713	(8,994)	(36,328)
Condensed Consolidating Balance sheet as of March 31, 2012.

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Total current assets	$26,704	$26,704	$98,887	$22,505	$19,222	$95,240	$2,222	$2,586	$—	$—
Total assets	2,200,652	2,065,825	3,236,598	2,939,785	267,407	1,729,775	10,402	8,900	(3,956,783)	(4,986,009)
Total current liabilities	16,779	16,289	49,246	20,392	(3,446)	25,952	1,344	1,290	—	—
Total liabilities	1,797,927	1,663,097	2,982,492	1,650,946	196,430	489,526	2,116	1,685	(3,623,417)	(2,449,706)
Total stockholder's equity	402,725	402,728	254,106	1,288,839	70,977	1,240,249	8,286	7,215	(333,366)	(2,536,303)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended September 30, 2011.

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Net cash provided by (used in) operating activities	$32,936	$8,935	$217	$3,936	$—	$19,102	$313	$1,493	$—	$—
Net cash provided by (used in) investing activities	1,109	1,109	(217)	—	—	(216)	1	—	—	—
Net cash provided by (used in) financing activities	(39,700)	(15,698)	—	(3,936)	—	(18,886)	—	(1,180)	—	—

21. Subsequent Events

On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. The sale of this brand is not expected to have a significant impact on the Company. The proceeds were used to repay debt.

The following table presents the assets held for sale related to Phazyme:

(In thousands)	September 30, 2012	March 31, 2012
Components of Assets Held for Sale
Inventory	$185	$252
Intangible assets	13,808	14,165
Total assets held for sale	$13,993	$14,417

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions and Divestitures

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline plc (“GSK”) to acquire a total of 17 North American OTC healthcare brands (the "GSK Brands") for $660.0 million in cash (the "GSK Agreement").

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK agreement, the acquisition of 15 North American OTC healthcare brands previously owned by GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory. The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand.

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK agreement, the acquisition of the other two OTC healthcare brands from GSK, the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory, subject to a post-closing inventory adjustment.

Both the GSK Brands I and GSK Brands II are complementary to our existing OTC Healthcare portfolio.

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

Concurrent with the closing of the GSK Brands I transaction on January 31, 2012, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned these processes to us. For the three and six months ended September 30, 2012, we incurred $0.1 million and $6.9 million, respectively in TSA costs. Pursuant to this arrangement, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at September 30, 2012 was 18.5 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements from February 1, 2012, while the operating results of the GSK Brands II are included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the three and six months ended September 30, 2012 were $51.4 million and $103.0 million, respectively, and net income was $5.3 million and $9.7 million, respectively.

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Revenues

	Three Months Ended September 30,
Revenues	2012	%	2011	%	Increase (Decrease)%
Analgesics	$26,106	16.1	$737	0.7	$25,369	3,442.2
Cough & Cold	$32,969	20.4	$28,574	27.1	4,395	15.4
Gastrointestinal	$25,329	15.6	$5,080	4.8	20,249	398.6
Eye & Ear Care	$21,700	13.4	$19,180	18.2	2,520	13.1
Dermatologicals	$15,600	9.6	$13,564	12.9	2,036	15.0
Oral Care	$12,549	7.8	$11,324	10.7	1,225	10.8
Other OTC	$3,682	2.3	$697	0.7	2,985	428.3
Total OTC Healthcare Revenues	137,935	85.2	79,156	75.0	58,779	74.3
Household Cleaning	23,920	14.8	26,388	25.0	(2,468)	(9.4)
Consolidated Total Revenues	$161,855	100.0	$105,544	100.0	$56,311	53.4

Revenues for the three months ended September 30, 2012 were $161.9 million, an increase of $56.3 million, or 53.4%, versus the three months ended September 30, 2011. The increased revenues reflects the inclusion of the brands acquired from GSK in January 2012, which added $51.4 million and to higher revenues from our OTC Healthcare segment. These increases were slightly offset by lower revenues in our Household Cleaning segment. Revenues from customers outside of North America, which represent 2.7% of total revenues, increased by $0.4 million, or 11.1%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $58.8 million, or 74.3%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011. The increase in revenues was primarily due to the acquisition of the GSK Brands in 2012, which added $51.4 million in revenues, and higher revenues for Little Remedies, Compound W, Efferdent, Pediacare, and Chloraseptic products.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $2.5 million, or 9.4%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  The revenue decline was comprised primarily of Comet, which reflected decreased consumer demand.

Cost of Sales

	Three Months Ended September 30,
Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$53,469	38.8	$33,085	41.8	20,384	61.6
Household Cleaning	17,841	74.6	18,553	70.3	(712)	(3.8)
	$71,310	44.1	$51,638	48.9	$19,672	38.1

Cost of sales increased $19.7 million, or 38.1% during the three months ended September 30, 2012 versus the three months ended September 30, 2011. As a percent of total revenue, cost of sales decreased to 44.1% in the three months ended September 30, 2012 from 48.9% in the three months ended September 30, 2011. The decrease in cost of sales as a percent of revenues was primarily due to the change in product mix associated with the acquired GSK Brands, which have a lower cost of sales than the legacy OTC brands, and to the higher overall mix of OTC brands, which have a lower cost of sales that our Household Cleaning brands.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $20.4 million, or 61.6%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  As a percent of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 41.8% during the three months ended September 30, 2011 to 38.8% during the three months ended September 30, 2012. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK Brands, which have a lower cost of sales than our legacy OTC brands.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.7 million, or 3.8%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  As a percent of Household Cleaning revenues, cost of sales increased from 70.3% during the three months ended September 30, 2011 to 74.6% during the three months ended September 30, 2012. The increase in the cost of sales percentage was the result of lower revenues and increased expenses related to higher promotional activity.

Gross Profit

	Three Months Ended September 30,
Gross Profit	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$84,466	61.2	$46,071	58.2	$38,395	83.3
Household Cleaning	6,079	25.4	7,835	29.7	(1,756)	(22.4)
	$90,545	55.9	$53,906	51.1	$36,639	68.0

Gross profit for the three months ended September 30, 2012 increased $36.6 million, or 68.0%, when compared with the three months ended September 30, 2011.  As a percent of total revenues, gross profit increased from 51.1% in the three months ended September 30, 2011 to 55.9% in the three months ended September 30, 2012. The higher gross profit was primarily the result of the GSK Brands, which increased gross profit by $32.0 million, and gross profit increases in our legacy OTC Healthcare brands. This was partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet. The increase in gross profit as a percent of revenues is primarily due to the acquisition of GSK Brands, offset by increased expenses from promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $38.4 million, or 83.3%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  As a percent of OTC Healthcare revenues, gross profit increased from 58.2% during the three months ended September 30, 2011 to 61.2% during the three months ended September 30, 2012. The higher gross profit was primarily the result of the acquisition of the GSK Brands, which increased gross profit by $32.0 million, and gross profit increases in our legacy OTC Healthcare brands. The increase in gross profit as a percent of revenues is primarily due to higher margins on the acquired GSK Brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $1.8 million, or 22.4%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  As a percent of Household Cleaning revenue, gross profit decreased from 29.7% during the three months ended September 30, 2011 to 25.4% during the three months ended September 30, 2012. The decrease in gross profit percentage was primarily the result of the lower revenues and increased expenses from promotional activity in the Household Cleaning segment.

Contribution Margin

	Three Months Ended September 30,
Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$62,420	45.3	$33,916	42.8	$28,504	84.0
Household Cleaning	4,617	19.3	6,917	26.2	(2,300)	(33.3)
	$67,037	41.4	$40,833	38.7	$26,204	64.2

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $26.2 million, or 64.2%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  The contribution margin increase was primarily the result of the higher gross profit as previously discussed, offset by higher advertising and promotional costs in the OTC Healthcare segment. The acquired GSK Brands added $23.4 million, while the legacy OTC Healthcare business increases were partially offset by the Household Cleaning business.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $28.5 million, or 84.0%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011. The contribution margin increase was primarily the result of the $23.4 million contribution margin increase related to the acquired GSK Brands, while the legacy OTC Healthcare business added $5.1 million to the contribution margin. Advertising and promotional spending increased $9.9 million, or 81.4%, primarily to support the acquired GSK Brands and the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.3 million, or 33.3%, during the three months ended September 30, 2012 versus the three months ended September 30, 2011.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed and increased advertising and promotional expense of $0.5 million, or 59.3%.

General and Administrative
General and administrative expenses were $12.6 million for the three months ended September 30, 2012 versus $8.9 million for the three months ended September 30, 2011. The increase in general and administrative expenses was primarily due to higher compensation costs of $1.9 million associated with increased personnel, a lease termination charge of $1.0 million associated with our office relocation and $0.6 million in warehouse relocation costs.

Depreciation and Amortization
Depreciation and amortization expense was $3.3 million for the three months ended September 30, 2012 versus $2.6 million for the three months ended September 30, 2011.

Interest Expense
Net interest expense was $19.7 million during the three months ended September 30, 2012 versus $8.3 million during the three months ended September 30, 2011. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the GSK Brands acquisition. The average cost of borrowing decreased slightly to 7.2% for the three months ended September 30, 2012 from 7.3% for the three months ended September 30, 2011, while the average indebtedness outstanding increased from $455.3 million during the three months ended September 30, 2011 to $1,095.0 million during the three months ended September 30, 2012, due to increased debt as a result of the acquired GSK Brands.

Income Taxes
The provision for income taxes during the three months ended September 30, 2012 was $12.3 million versus $8.2 million during the three months ended September 30, 2011.  The effective tax rate during the three months ended September 30, 2012 was 38.9% versus 38.7% during the three months ended September 30, 2011.   The increase in the effective tax rate is primarily due to higher state income taxes and non-deductible compensation. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2013 is expected to be 38.9%, excluding the impact of discrete items that may occur.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

Revenues

	Six Months Ended September 30,
Revenues	2012	%	2011	%	Increase (Decrease)%
Analgesics	$53,781	17.4	$1,358	0.7	$52,423	3,860.3
Cough & Cold	$56,773	18.4	$49,237	24.5	7,536	15.3
Gastrointestinal	$49,533	16.0	$10,444	5.2	39,089	374.3
Eye & Ear Care	$43,407	14.1	$36,849	18.3	6,558	17.8
Dermatologicals	$30,082	9.7	$28,480	14.2	1,602	5.6
Oral Care	$23,079	7.5	$22,211	11.1	868	3.9
Other OTC	$7,465	2.4	$1,779	0.9	5,686	319.6
Total OTC Healthcare Revenues	264,120	85.5	150,358	74.9	113,762	75.7
Household Cleaning	44,732	14.5	50,481	25.1	(5,749)	(11.4)
Consolidated Total Revenues	$308,852	100.0	$200,839	100.0	$108,013	53.8

Revenues for the six months ended September 30, 2012 were $308.9 million, an increase of $108.0 million, or 53.8%, versus the six months ended September 30, 2011. The increased revenues reflects the inclusion of the brands acquired from GSK in January 2012, which added $103.0 million and to higher revenues from our OTC Healthcare segment. These increases were slightly offset by lower revenues in our Household Cleaning segment. Revenues from customers outside of North America, which represent 2.5% of total revenues, increased by $0.4 million, or 5.0%, during the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $113.8 million, or 75.7%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011. The increase in revenues was primarily due to the acquisition of the GSK Brands in 2012, which added $103.0 million in revenues, and higher revenues for Little Remedies, Dramamine, Pediacare, and Clear Eyes products.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $5.7 million, or 11.4%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  The revenue decline was comprised primarily of Comet, which reflected decreased consumer demand, and the timing of Spic and Span promotional activities.

Cost of Sales

	Six Months Ended September 30,
Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$100,868	38.2	$61,869	41.1	38,999	63.0
Household Cleaning	33,835	75.6	35,196	69.7	(1,361)	(3.9)
	$134,703	43.6	$97,065	48.3	$37,638	38.8

Cost of sales increased $37.6 million, or 38.8% during the six months ended September 30, 2012 versus the six months ended September 30, 2011. As a percent of total revenue, cost of sales decreased to 43.6% in the six months ended September 30, 2012 from 48.3% in the six months ended September 30, 2011. The decrease in cost of sales as a percent of revenues was primarily due to the change in product mix associated with the acquired GSK Brands, which have a lower cost of sales than the legacy OTC brands, and to the higher overall mix of OTC brands, which have a lower cost of sales that our Household Cleaning brands.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $39.0 million, or 63.0%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  As a percent of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 41.1% during the six months ended September 30, 2011 to 38.2% during the six months ended September 30, 2012. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK Brands, which have a lower cost of sales.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.4 million, or 3.9%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  As a percent of Household Cleaning revenues, cost of sales increased from 69.7% during the six months ended September 30, 2011 to 75.6% during the six months ended September 30, 2012. The increase in the cost of sales percentage was the result of lower revenues and increased expenses related to higher promotional activity.

Gross Profit

	Six Months Ended September 30,
Gross Profit	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$163,252	61.8	$88,489	58.9	$74,763	84.5
Household Cleaning	10,897	24.4	15,285	30.3	(4,388)	(28.7)
	$174,149	56.4	$103,774	51.7	$70,375	67.8

Gross profit for the six months ended September 30, 2012 increased $70.4 million, or 67.8%, when compared with the six months ended September 30, 2011.  As a percent of total revenues, gross profit increased from 51.7% in the six months ended September 30,

2011 to 56.4% in the six months ended September 30, 2012. The higher gross profit was primarily the result of the GSK Brands, which increased gross profit by $65.1 million, and gross profit increases in our legacy OTC Healthcare brands. This was partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet. The increase in gross profit as a percent of revenues is primarily due to the acquisition of GSK Brands, offset by increased expenses from promotional activity in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $74.8 million, or 84.5%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  As a percent of OTC Healthcare revenues, gross profit increased from 58.9% during the six months ended September 30, 2011 to 61.8% during the six months ended September 30, 2012. The higher gross profit was primarily the result of the acquisition of the GSK Brands, which increased gross profit by $65.1 million, and gross profit increases in our legacy OTC Healthcare brands of $9.8 million. The increase in gross profit as a percent of revenues is primarily due to higher margins on the acquired GSK Brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $4.4 million, or 28.7%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  As a percent of Household Cleaning revenue, gross profit decreased from 30.3% during the six months ended September 30, 2011 to 24.4% during the six months ended September 30, 2012. The decrease in gross profit percentage was the result of the lower revenues,primarily Comet, and increased expenses from promotional activity in the Household Cleaning segment.

Contribution Margin

	Six Months Ended September 30,
Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$123,353	46.7	$67,913	45.2	$55,440	81.6
Household Cleaning	6,963	15.6	12,555	24.9	(5,592)	(44.5)
	$130,316	42.2	$80,468	40.1	$49,848	61.9

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $49.8 million, or 61.9%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  The contribution margin increase was primarily the result of the higher gross profit as previously discussed, offset by higher advertising and promotional costs in the OTC Healthcare segment. The acquired GSK Brands added $49.6 million, while the legacy OTC Healthcare business increases were partially offset by the Household Cleaning business.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $55.4 million, or 81.6%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011. The contribution margin increase was primarily the result of the $49.6 million contribution margin increase related to the acquired GSK Brands, while the legacy OTC Healthcare business added $5.8 million to the contribution margin. Advertising and promotional spending increased $19.3 million, or 93.9%, primarily to support the acquired GSK Brands and the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $5.6 million, or 44.5%, during the six months ended September 30, 2012 versus the six months ended September 30, 2011.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed and increased advertising and promotional expense of $1.2 million, or 44.1%. The increase in advertising and promotional spending primarily related to additional coupon distribution costs and promotional packaging.

General and Administrative
General and administrative expenses were $28.7 million for the six months ended September 30, 2012 versus $18.7 million for the six months ended September 30, 2011. The increase in general and administrative expenses was primarily due to $4.1 million of excess TSA costs associated with the GSK Brands acquisition, higher compensation costs of $2.8 million associated with increased personnel, a lease termination charge of $1.0 million associated with our office relocation, $0.6 million in warehouse relocation costs and $0.5 million of costs associated with the unsolicited proposal to acquire all of the common stock of the Company.

Depreciation and Amortization
Depreciation and amortization expense was $6.6 million for the six months ended September 30, 2012 versus $5.1 million for the six months ended September 30, 2011.

Interest Expense
Net interest expense was $39.5 million during the six months ended September 30, 2012 versus $16.9 million during the six months ended September 30, 2011. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the GSK Brands acquisition. The average cost of funds remained constant at 7.3% for the six months ended September 30, 2012 and six months ended September 30, 2011, while the average indebtedness outstanding increased from $467.3 million during the six months ended September 30, 2011 to $1,104.5 million during the six months ended September 30, 2012, due to increased debt as a result of the acquired GSK Brands.

Income Taxes
The provision for income taxes during the six months ended September 30, 2012 was $21.6 million versus $17.1 million during the six months ended September 30, 2011.  The effective tax rate during the six months ended September 30, 2012 was 38.9% versus 38.2% during the six months ended September 30, 2011.   The increase in the effective tax rate is primarily due to higher state income taxes and non-deductible compensation. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2013 is expected to be 38.9%, excluding the impact of discrete items that may occur.

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

On March 24, 2010, we entered into a $150.0 million senior secured term loan facility with a maturity date of March 24, 2016 (the "2010 Senior Term Loan"), a $30.0 million senior secured revolving credit facility with a maturity date of March 24, 2015 (the "2010 Revolving Credit Facility") and collectively with the 2010 Senior Term Loan, (the "2010 Credit Facility") and issued $150.0 million of senior notes that bear interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes").

In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under the 2010 Credit Facility. In addition, in November 2010, we amended our 2010 Credit Facility to increase our borrowing capacity under the 2010 Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and to fund the Blacksmith and Dramamine acquisitions.

On January 31, 2012, we issued $250.0 million of 8.125% senior notes with a maturity date of February 1, 2020 (the “2012 Senior Notes”) and also entered into a new Senior Secured Credit Facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of the accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. We used the net proceeds from the 2012 Senior Notes offering, together with the borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay amounts borrowed under the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

Operating Activities
Net cash provided by operating activities was $60.4 million for the six months ended September 30, 2012 compared to $33.5 million for the six months ended September 30, 2011. The $26.9 million increase in net cash provided by operating activities was primarily due to the higher profitability of the Company, which was largely attributed to the acquired GSK brands and increased working capital of $9.6 million. The working capital increase was mainly the result of increased accounts payable related to the procurement of inventory for the GSK brands and higher accrued liabilities, which were mostly related to higher marketing accruals associated with the GSK brands, higher accrued interest following our additional financing in January 2012 and higher accrued compensation costs. These working capital increases were partially offset by increased accounts receivable associated with the higher revenues.

Consistent with the six months ended September 30, 2011, our cash flow from operations exceeded net income due to the substantial non-cash charges primarily related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount, and stock-based compensation costs.

Investing Activities
Net cash used in investing activities was $5.5 million for the six months ended September 30, 2012 compared to net cash provided by investing activities of $0.9 million for the six months ended September 30, 2011.  The increase in net cash used in investing activities for the six months ended September 30, 2012 was due primarily to the leasehold improvements associated with the new corporate office lease and to higher equipment purchases primarily resulting from the increased personnel and systems requirements associated with the acquisition of the GSK Brands.

Financing Activities
Net cash used in financing activities was $44.9 million for the six months ended September 30, 2012 compared to $39.7 million for the six months ended September 30, 2011.   During the six months ended September 30, 2012, we repaid $70.0 million of our outstanding 2012 Term Loan debt, due to the cash generated from operating activities and borrowed $25.0 million, net of repayments on our 2012 ABL Revolver. This decreased our outstanding indebtedness to $1,090.0 million at September 30, 2012 from $1,135.0 million at March 31, 2012.

	Six Months Ended September 30,
(In thousands)	2012	2011
Cash provided by (used in):
Operating Activities	$60,374	$33,466
Investing Activities	(5,477)	893
Financing Activities	(44,920)	(39,700)

Capital Resources
The 2010 Senior Term Loan included a discount to the lenders of $1.8 million, resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to note-holders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed as incurred. The deferred financing costs were being amortized over the term of the loan and notes, and the balance was charged to expense upon the refinancing on January 31, 2012.

On November 1, 2010, in connection with the acquisition of Blacksmith, , we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our 2010 Credit Facility in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 2010 Senior Notes.

On January 31, 2012, in connection with the acquisition of the GSK Brands, we (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the 2012 ABL Revolver with a five-year maturity, and (iii) repaid in full and canceled the outstanding 2010 Credit Facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes.

As of September 30, 2012, we had an aggregate of $1,090.0 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$565.0 million of borrowings under the 2012 Term Loan; and

•	$25.0 million of borrowings under the 2012 ABL Revolver.

As of September 30, 2012, we had $50.0 million of borrowing capacity under the 2012 ABL Revolver.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either September 30, 2012 or March 31, 2012 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The new Senior Secured Credit Facility and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, beginning with the quarter ending June 30, 2012, we must:

•
Have a leverage ratio of less than 7.60 to 1.0 for the quarter ended September 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.5 to 1.0 for the quarter ended September 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At September 30, 2012, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the six months ended September 30, 2012, we made voluntary principal payments of $70.0 million against outstanding indebtedness under the 2012 Term Loan. Therefore we are not required to make quarterly principal payments until the maturity date of January 31, 2019.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2012 was $32.2 million. For the three and six months ended September 30, 2012, our related promotional expense was $8.3 million and $17.3 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2012, our sales and operating income would have been adversely affected by approximately $3.2 million.  Net income would have been adversely affected by approximately $1.9 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six months ended September 30, 2012, our sales and operating income would have been adversely affected by approximately $0.8 million and $1.7 million, respectively.  Net income would have been adversely affected by approximately $0.5 million and $1.1 million, respectively, for the three and six months ended September 30, 2012.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2012, we had 127 coupon events.  The amount recorded against revenues and accrued for these events during the year was $7.2 million. Cash settlement of coupon redemptions during the year was $6.4 million.  During the three and six months ended September 30, 2012, we had 82 and 137 coupon events, respectively. The increase in the coupon activity is primarily the result of the additional brands that we acquired from GSK. The amount recorded against revenue and accrued for these events during the three and six months ended September 30, 2012 was $2.1 million and $5.8 million, respectively. Cash settlement of coupon redemptions during the three and six months ended September 30, 2012 was $2.0 million and $3.5 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2012, 2011 and 2010, returns represented 2.9%, 2.7% and 3.8%, respectively, of gross sales.  For the three and six months September 30, 2012, product returns represented 2.9% and 2.8% of gross sales, respectively.  At September 30, 2012 and March 31, 2012, the allowance for sales returns was $3.0 million and $3.3 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years our actual product return rate has stayed within a range of 2.5% to 3.8% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2012 by approximately $0.5 million.  Net income would have been adversely affected by approximately $0.3 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six months ended September 30, 2012 would have adversely affected our reported sales and operating income by approximately $0.1 million and $0.3 million, respectively, while our net income would have been adversely affected by approximately $0.1 million and $0.2 million, respectively, for the period.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $3.3 million for the fiscal year ended March 31, 2012, while for the three and six months ended September 30, 2012, we recorded obsolescence costs of $0.6 million and $1.2 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2012 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2012 by approximately $0.5 million and $0.3 million, respectively.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and six months ended September 30, 2012 would have adversely affected our reported operating income by approximately $0.5 million and $1.1 million, respectively, while our net income would have been adversely affected by approximately $0.4 million and $0.7 million for each period, respectively.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.8% and 1.1% of accounts receivable at September 30, 2012 and March 31, 2012, respectively.  Bad debt expense for the fiscal year ended March 31, 2012 was $0.2 million, while during the three and six months ended September 30, 2012, we recorded bad debt expense of less than $0.1 million and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2012 would have resulted in a decrease in reported operating income of approximately $0.4 million and a decrease in our reported net income of approximately $0.3 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and six months ended September 30, 2012 would have resulted in a decrease in reported operating income of $0.1 million and $0.3 million, respectively, and a decrease in our reported net income of less than $0.1 million and $0.2 million, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,554.4 million and $1,560.1 million at September 30, 2012 and March 31, 2012, respectively.  At September 30, 2012, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$166,539	$7,389	$173,928

Intangible assets, net
Indefinite-lived:
Analgesics	342,164	—	342,164
Cough & Cold	185,453	—	185,453
Gastrointestinal	214,060	—	214,060
Eye & Ear Care	172,552	—	172,552
Dermatologicals	149,927	—	149,927
Oral Care	61,438	—	61,438
Other OTC	—	—	—
Household Cleaning	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,125,594	119,820	1,245,414

Finite-lived:
Analgesics	4,470	—	4,470
Cough & Cold	23,471	—	23,471
Gastrointestinal	13,184	—	13,184
Eye & Ear Care	8,841	—	8,841
Dermatologicals	6,785	—	6,785
Oral Care	19,202	—	19,202
Other OTC	30,349	—	30,349
Household Cleaning	—	28,783	28,783
Total finite-lived intangible assets, net	106,302	28,783	135,085

Total intangible assets, net	1,231,896	148,603	1,380,499

Total goodwill and intangible assets, net	$1,398,435	$155,992	$1,554,427

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Phazyme, Tagamet, Fiber Choice, Sominex and Debrox brands comprise the majority of the value of the intangible assets within the OTC Healthcare segment.  The Chore Boy, Comet, and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

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

As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions and we may be required to record additional impairment charges in the future. However, no impairment charge was recorded during the six months ended September 30, 2012.

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

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, no impairment charge was recorded during the six months ended September 30, 2012.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $2.0 million and$1.7 million for the six months ended September 30, 2012 and 2011, respectively.

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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GSK, as discussed in Note 2 to the Consolidated Financial Statements, provided that, during the term of the arrangement, we would receive a net monthly remittance and, therefore we have reported a net amount due from GSK in our accounts receivable at March 31, 2012 of $8.4 million. Since this arrangement ended on June 30, 2012, we do not have any amounts due from GSK included in our accounts receivable at September 30, 2012.

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

•	Actions of government agencies in connection with regulatory matters governing our industry;

•	Product liability claims, recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles;

•	Our dependence on key personnel;

•	The costs associated with any adverse judgments rendered in any pending litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2012, we had variable rate debt of approximately $565.0 million under our 2012 Term Loan and $25.0 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2012 of approximately $1.5 million and $3.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2012 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We depend on third-party manufacturers to produce at high quality the products we sell. If we are unable to maintain these manufacturing relationships or fail to enter into additional relationships, as necessary, we may be unable to meet customer demand and our sales and profitability could suffer as a result.

All of our products are produced by third-party manufacturers. Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner. Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer. In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers may not allocate sufficient capacity to us in order that we may meet our commitments to customers. In addition, identifying alternative manufacturers without adequate lead times can compromise required product validation and stability protocol, which may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace. In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, sales and gross margins, and could have a material adverse effect on our business, financial condition and results from operations.

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

At September 30, 2012, we had relationships with 61 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 84.9% of gross sales for the six months ended September 30, 2012. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

Product liability claims and product recalls and related negative publicity could adversely affect our sales and operating results.

We may be required to pay for losses or injuries purportedly caused by our products. From time to time we are subjected to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or inadequate warnings concerning side effects and interactions with other substances. Any product liability claims may result in negative publicity that may adversely affect our sales and operating results. Also, if one of our products is found to be defective, we may be required to recall it, which we have done on several recent occasions. Recalls may result in substantial costs and negative publicity, as well as negatively impact inventory levels which may adversely affect our business, sales and operating results.

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

ITEM 5. OTHER INFORMATION

On September 12, 2102, we utilized a portion of the accordion feature under our existing credit facility to increase the borrowing capacity under our revolving credit facility by $25.0 million to $75.0 million.

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 7, 2012	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Correction of the PBH Summary of Director Compensation Program filed as Exhibit 10.1 to the Company's Quarterly Report of Form 10-Q on August 9, 2012.

10.2	Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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