Form 10-Q
period 2012-12-31
Prestige Brands Holdings, Inc.
filed 2013-02-07
CIK 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes  ☐ No ☒

As of January 31, 2013, there were 51,052,340 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues
Net sales	$159,492	$105,799	$466,735	$304,678
Other revenues	740	451	2,349	2,411
Total revenues	160,232	106,250	469,084	307,089

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	75,235	51,128	209,938	148,193
Gross profit	84,997	55,122	259,146	158,896

Operating Expenses
Advertising and promotion	23,538	15,274	67,371	38,580
General and administrative	11,378	13,655	40,114	32,366
Depreciation and amortization	3,359	2,563	9,950	7,683
Total operating expenses	38,275	31,492	117,435	78,629
Operating income	46,722	23,630	141,711	80,267

Other (income) expense
Interest income	(4)	(1)	(9)	(4)
Interest expense	26,665	8,117	66,178	24,977
Gain on settlement	—	—	—	(5,063)
Total other expense	26,661	8,116	66,169	19,910
Income before income taxes	20,061	15,514	75,542	60,357
Provision for income taxes	7,804	6,004	29,386	23,130
Net income	$12,257	$9,510	$46,156	$37,227

Earnings per share:
Basic	$0.24	$0.19	$0.91	$0.74
Diluted	$0.24	$0.19	$0.90	$0.73

Weighted average shares outstanding:
Basic	50,686	50,307	50,465	50,256
Diluted	51,523	50,684	51,285	50,667

Comprehensive income, net of tax:
Currency translation adjustments	(1)	(18)	23	(70)
Total other comprehensive income (loss)	(1)	(18)	23	(70)
Comprehensive income	$12,256	$9,492	$46,179	$37,157

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	December 31, 2012	March 31, 2012
Current assets
Cash and cash equivalents	$10,431	$19,015
Accounts receivable, net	73,752	60,228
Inventories	54,250	51,113
Deferred income tax assets	6,594	5,283
Prepaid expenses and other current assets	6,195	11,396
Total current assets	151,222	147,035

Property and equipment, net	9,190	1,304
Goodwill	167,546	173,702
Intangible assets, net	1,375,938	1,400,522
Other long-term assets	27,493	35,713
Total Assets	$1,731,389	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$40,858	$26,726
Accrued interest payable	13,620	13,889
Other accrued liabilities	34,272	23,308
Total current liabilities	88,750	63,923

Long-term debt
Principal amount	1,007,500	1,135,000
Less unamortized discount	(7,200)	(11,092)
Long-term debt, net of unamortized discount	1,000,300	1,123,908

Deferred income tax liabilities	185,007	167,717
Total Liabilities	1,274,057	1,355,548

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Preferred share rights	283	283
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 51,201 shares at December 31, 2012 and 50,466 shares at March 31, 2012	512	505
Additional paid-in capital	400,316	391,898
Treasury stock, at cost - 181 shares at December 31, 2012 and March 31, 2012	(687)	(687)
Accumulated other comprehensive income (loss), net of tax	10	(13)
Retained earnings	56,898	10,742
Total Stockholders' Equity	457,332	402,728
Total Liabilities and Stockholders' Equity	$1,731,389	$1,758,276
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2012	2011
Operating Activities
Net income	$46,156	$37,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,950	7,683
Deferred income taxes	15,979	7,321
Amortization of deferred financing costs	8,220	847
Stock-based compensation costs	2,965	2,360
Amortization of debt discount	3,892	687
Lease termination costs	975	—
Loss on disposal of equipment	51	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(13,518)	(5,816)
Inventories	(3,351)	(3,850)
Prepaid expenses and other current assets	5,801	2,650
Accounts payable	14,125	2,392
Accrued liabilities	9,631	(3,508)
Net cash provided by operating activities	100,876	47,993

Investing Activities
Purchases of property and equipment	(8,922)	(358)
Proceeds from escrow of Blacksmith acquisition	—	1,200
Proceeds from the sale of property and equipment	15	—
Proceeds from the sale of the Phazyme brand	21,700	—
Acquisition of brands from GSK purchase price adjustments	(226)	—
Net cash provided by investing activities	12,567	842

Financing Activities
Repayments of long-term debt	(167,500)	(58,000)
Repayments under revolving credit agreement	(8,000)	—
Borrowings under revolving credit agreement	48,000	—
Proceeds from exercise of stock options	5,460	572
Shares surrendered as payment of tax withholding	—	(271)
Net cash used in financing activities	(122,040)	(57,699)

Effects of exchange rate changes on cash and cash equivalents	13	(31)
Decrease in cash and cash equivalents	(8,584)	(8,895)
Cash and cash equivalents - beginning of period	19,015	13,334
Cash and cash equivalents - end of period	$10,431	$4,439

Interest paid	$54,149	$28,503
Income taxes paid	$7,183	$12,699

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2013”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013.  This financial information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Inventories
Inventories are stated at the lower of cost or market value, with cost determined by using the first-in, first-out method.  We reduce inventories for diminution of value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include: (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the effective interest method, over the term of the related debt. For a further discussion regarding accelerated amortization, refer to Note 10.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $7.6 million and $23.1 million for the three and nine months ended December 31, 2012, respectively, and $6.9 million and $20.1 million, respectively, for the three and nine months ended December 31, 2011.

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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GlaxoSmithKline plc ("GSK"), as discussed in Note 2 to the Consolidated Financial Statements, provided that, during the term of the arrangement, we would receive a net monthly remittance, and therefore, we have reported a net amount due from GSK in our accounts receivable at March 31, 2012 of $8.4 million. Since the arrangement ended June 30, 2012, we do not have any amounts due from GSK in our accounts receivable at December 31, 2012.
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

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory.

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

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned these processes to us. For the three and nine months ended December 31, 2012, we incurred zero and $6.9 million, respectively, in TSA costs. Pursuant to this arrangement, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

The allocation of the purchase price to assets acquired is based on a valuation we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $663.0 million purchase price to the assets we acquired on the GSK Brands I and GSK Brands II (collectively, the "GSK Brands") acquisition dates:

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at December 31, 2012 was 18.2 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements beginning February 1, 2012, while the operating results of the GSK Brands II have been included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the three and nine months ended December 31, 2012 were $56.9 million and $159.9 million, respectively, and net income was $8.7 million and $18.4 million, respectively.

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share as if the results of GSK's operations had been included in our operations commencing on April 1, 2011, based upon available information related to GSK's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the GSK acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(In thousands, except per share data)	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011

Revenues	$157,789	$461,705
Net income	$17,204	$54,724

Earnings per share:
Basic	$0.34	$1.09

Diluted	$0.34	$1.08

3.	Divestitures

Sale of the Phazyme Brand
On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million on October 31, 2012 and the remaining $0.6 million was received on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including: marketing, operations, finance and other services from the date of the acquisition date primarily through January 31, 2013, with additional support for the Canadian portion of that business through March 31, 2013, which may be extended, at the buyer's option, through October 31, 2013 for which fees will be negotiated at such time. As part of the Phazyme TSA, we, among other things, ship products, invoice customers, collect from customers and pay certain vendors on the buyer's behalf. During the quarter ended December 31, 2012, we earned $0.1 million from fees under the Phazyme TSA.

The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	December 31, 2012	March 31, 2012
Components of Accounts Receivable
Trade accounts receivable	$78,689	$55,721
Other receivables	1,386	9,368
	80,075	65,089
Less allowances for discounts, returns and uncollectible accounts	(6,323)	(4,861)
Accounts receivable, net	$73,752	$60,228

5.	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2012	March 31, 2012
Components of Inventories
Packaging and raw materials	$2,375	$1,189
Finished goods	51,875	49,924
Inventories	$54,250	$51,113

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $1.8 million and $1.6 million at December 31, 2012 and March 31, 2012, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	December 31, 2012	March 31, 2012
Components of Property and Equipment
Machinery	$1,443	$1,454
Computer equipment	5,398	2,693
Furniture and fixtures	1,523	241
Leasehold improvements	4,712	436
	13,076	4,824
Accumulated depreciation	(3,886)	(3,520)
Property and equipment, net	$9,190	$1,304

We recorded depreciation expense of $0.4 million and $0.2 million for the three months ended December 31, 2012 and December 31, 2011, respectively, and $1.0 million and $0.6 million for the nine months ended December 31, 2012 and December 31, 2011, respectively. Additionally, during the nine months ended December 31, 2012, we wrote-off leasehold improvements with a remaining net book value of less than $0.1 million due to the relocation of our corporate offices.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2012
Goodwill	$296,483	$72,549	$369,032
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	166,313	7,389	173,702

Additions	226	—	226
Reductions	(6,382)	—	(6,382)

Balance — December 31, 2012
Goodwill	290,327	72,549	362,876
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$160,157	$7,389	$167,546

At March 31, 2012, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2012. Additionally, for the nine months ended December 31, 2012, no indicators of impairment existed and no impairment charge was recorded.

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

As more fully discussed in Note 3, on October 31, 2012, we sold the Phazyme Brand for $22.3 million. As a result of the divestiture of Phazyme, we reduced goodwill by $6.4 million.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Carrying Amounts
Balance — March 31, 2012	$1,245,414	$217,512	$158	$1,463,084
Reductions	—	(16,142)	—	(16,142)
Balance — December 31, 2012	$1,245,414	$201,370	$158	$1,446,942

Accumulated Amortization
Balance — March 31, 2012	$—	$62,404	$158	$62,562
Additions	—	8,980	—	8,980
Reductions	—	(538)	—	(538)
Balance — December 31, 2012	$—	$70,846	$158	$71,004

Intangible assets, net - December 31, 2012	$1,245,414	$130,524	$—	$1,375,938

As discussed in Note 3, on October 31, 2012, we sold the Phazyme brand for $22.3 million. As a result of this divestiture, we reduced the net book value of our intangible assets by $15.6 million.

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2012.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of December 31, 2012 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the nine months ended December 31, 2012.

The weighted average remaining life for finite-lived intangible assets at December 31, 2012 was approximately 13.0 years and the amortization expense for the three and nine months ended December 31, 2012 was $3.1 million and $9.0 million, respectively. At December 31, 2012, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2013 (Remaining three months ending March 31, 2013)	$2,745
2014	10,175
2015	8,840
2016	8,840
2017	8,840
Thereafter	91,084
$130,524

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2012	March 31, 2012

Accrued marketing costs	$23,151	$10,554
Accrued compensation costs	6,742	7,181
Accrued broker commissions	550	415
Income taxes payable	—	577
Accrued professional fees	1,724	3,821
Deferred rent	1,091	9
Accrued severance costs	63	461
Accrued lease termination costs	951	290
	$34,272	$23,308

10.	Long-Term Debt

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

On March 24, 2010, the Borrower entered into a senior secured term loan facility for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5% and a maturity date of March 24, 2016 (the "2010 Senior Term Loan"). The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, Prestige Brands Holdings, Inc., together with the Borrower and certain of its other subsidiaries, executed an Increase Joinder to the credit agreement governing the 2010 Senior Term Loan (the "Increase Joinder"), pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The 2010 Senior Term Loan was scheduled to mature on March 24, 2016 but was repaid in full on January 31, 2012 with the entry into the new senior secured credit facility described below. The 2010 Senior Term Loan was unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower.

Additionally, on March 24, 2010, the Borrower entered into a non-amortizing senior secured revolving credit facility (the “2010 Revolving Credit Facility” and, collectively with the 2010 Senior Term Loan, the “2010 Credit Facility”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million, providing the Borrower with borrowing capacity under the 2010 Revolving Credit Facility in an aggregate principal amount of up to $40.0 million. On January 31, 2012, in connection with the entry into the new senior secured credit facility as described below, the Borrower terminated the 2010 Credit Facility. There were no material early termination penalties as a result of the termination of the 2010 Credit Facility.

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

On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

During the three months ended December 31, 2012, as a result of our significant debt repayments, we accelerated a portion of the deferred financing costs and original issue discount related to our 2012 Term Loan. As a result, during the three months ended December 31, 2012, we recorded a $7.7 million pre-tax charge to interest expense related to this non-cash acceleration. Of the $7.7 million, $3.0 million relates to the prior three quarters. Had the timing of the accelerated amortization been properly recorded, pre-tax earnings for the three and nine months ended December 31, 2012 would have been higher by $3.0 million ($1.9 million after tax or $0.03 per diluted share) and $1.1 million ($0.7 million after tax or $0.01 per diluted share), respectively; pre-tax earnings in the first and second quarters of 2013 would have been lower by $1.2 million ($0.7 million after tax or $0.02 per diluted share) and $0.7 million ($0.5 million or $0.01 per diluted share), respectively; and pre-tax earnings in the fourth quarter of 2012 and the year-ended March 31, 2012 would have been lower by $1.1 million ($0.7 million after tax or $0.01 per diluted share).  We do not believe the amounts were material to the consolidated financial statements for any prior period and the cumulative amount is not material to the estimated results of operations for the year ended March 31, 2013. Furthermore, the adjustments had no impact to our cash flows from operations or total cash flows.

The 2012 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.25% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.25%. For the nine months ended December 31, 2012, the average interest rate on the 2012 Term Loan was 5.4%.

Under the 2012 Term Loan, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we made a $25.0 million payment in March 2012, and additional payments totaling $167.5 million during the nine months ended December 31, 2012, we will not be required to make a payment until the maturity date of January 31, 2019.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2012, the average interest rate on the 2012 ABL Revolver was 2.3%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands I and GSK Brands II, to repay the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition of the GSK Brands is discussed in Note 2 to the Consolidated Financial Statements.

In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan and the 2010 Revolving Credit Facility, we incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes and the Increase Joinder, we incurred $0.6 million in issuance costs, all of which were capitalized as deferred financing costs. In connection with the financing activities of January 2012 relating to the 2012 Senior Notes, the 2012 Term Loan and the 2012 ABL Revolver, we incurred $12.6 million, $18.8 million and $1.8 million, respectively, in issuance costs, which were capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes. During the three months ended December 31, 2012, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated a portion of the deferred financing costs related to the 2012 Term Loan in the amount of $5.1 million.

The 2010 Senior Notes are secured on a pari passu basis with the 2012 Term Loan and are guaranteed on a senior unsecured basis. The 2012 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company. The 2012 Senior Notes are effectively subordinated to secured obligations of the Company, including the 2012 Term Loan and the 2012 ABL Revolver and the 2010 Senior Notes, equal in right of payment to all existing and future unsecured obligations of the Company, and senior in right of payment to all existing and future subordinated obligations of the Company.

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

The indentures governing the 2010 Senior Notes and 2012 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indenture governing the 2012 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indenture governing the 2012 Senior Notes. At December 31, 2012, we were in compliance with the covenants under our long-term indebtedness.

During the nine months ended December 31, 2012, we made principal payments of $167.5 million against the outstanding 2012 Term Loan and borrowed a net amount of $40.0 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2012	March 31, 2012
2012 Senior Notes bearing interest at 8.125%, with interest only payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.25% or LIBOR with a floor of 1.25%, due on January 31, 2019.	467,500	635,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	40,000	—
2010 Senior Notes bearing interest at 8.25%, with interest only payable on April 1 and October 1 of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	1,007,500	1,135,000
Current portion of long-term debt	—	—
	1,007,500	1,135,000
Less: unamortized discount	(7,200)	(11,092)
Long-term debt, net of unamortized discount	$1,000,300	$1,123,908

During the three months ended December 31, 2012, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated the amortization of a portion of the debt discount related to the 2012 Term Loan in the amount of $2.6 million. Aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2013 (remaining three months ending March 31, 2013)	$—
2014	—
2015	—
2016	—
2017	40,000
Thereafter	967,500
$1,007,500

11.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes, the 2010 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At December 31, 2012 and March 31, 2012, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At December 31, 2012 and March 31, 2012, the carrying value of our 2012 Senior Notes was $250.0 million and $250.0 million, respectively. The market value of our 2012 Senior Notes was $278.1 million and $270.6 million, respectively, at December 31, 2012 and March 31, 2012.

At December 31, 2012 and March 31, 2012, the carrying value of the 2012 Term Loan was $467.5 million and $635.0 million, respectively. The market value of the 2012 Term Loan was $472.2 million and $639.0 million, respectively, at December 31, 2012 and March 31, 2012.

At December 31, 2012 and March 31, 2012, the carrying value of our 2010 Senior Notes was $250.0 million and $250.0 million, respectively.  The market value of our 2010 Senior Notes was $276.3 million and $272.5 million at December 31, 2012 and March 31, 2012, respectively.

At December 31, 2012, the carrying value and the market value of the 2012 ABL Revolver was $40.0 million and $40.0 million, respectively.

12.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2012.

Pursuant to the provisions of the various employee restricted stock awards, we repurchased no shares of restricted common stock from our employees during the three and nine months ended December 31, 2012. During the three and nine months ended December 31, 2011, we repurchased zero and 20,999 shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $12.86. All of the repurchased shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at December 31, 2012 and March 31, 2012:

	December 31,	March 31,
(In thousands)	2012	2012
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$10	$(13)
Total accumulated other comprehensive loss	$10	$(13)

14.	Earnings Per Share

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Numerator
Net income	$12,257	$9,510	$46,156	$37,227

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,686	50,307	50,465	50,256
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	837	377	820	411
Denominator for diluted earnings per share	51,523	50,684	51,285	50,667

Earnings per Common Share:
Basic net earnings per share	$0.24	$0.19	$0.91	$0.74

Diluted net earnings per share	$0.24	$0.19	$0.90	$0.73

For each of the three and nine months ended December 31, 2012, there were less than 0.1 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended December 31, 2011, there were 0.7 million and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and nine months ended December 31, 2012, pre-tax share-based compensation costs charged against income were $1.0 million and $3.0 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.9 million, respectively.  During the three and nine months ended December 31, 2011, pre-tax share-based compensation costs charged against income were $0.7 million and $2.4 million, respectively, and the related income tax benefit recognized was $0.2 million and $0.6 million, respectively.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in 3 to 5 years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units to certain executive officers and employees under the Plan. On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 shares of restricted common stock units to the independent members of the Board of Directors under the Plan. On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 shares of restricted common stock units to Matthew M. Mannelly.

The restricted common stock units granted to Directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The restricted common stock units granted to employees generally vest in their entirety on the 3-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. The fair value of the restricted common stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted shares granted during the nine months ended December 31, 2012 and 2011 was $13.59 and $11.35, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine months ended December 31, 2011:
Outstanding at March 31, 2011	275.4	$8.46
Granted	122.5	11.35
Vested and issued	(103.4)	9.93
Forfeited	(15.2)	10.72
Outstanding at December 31, 2011	279.3	9.06
Vested at December 31, 2011	54.0	7.40

Nine months ended December 31, 2012:
Outstanding at March 31, 2012	363.4	$9.92
Granted	128.9	13.59
Vested and issued	(27.0)	7.16
Forfeited	(12.3)	10.69
Outstanding at December 31, 2012	453.0	11.11
Vested at December 31, 2012	70.4	8.52

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

The weighted-average grant-date fair value of the options granted during the nine months ended December 31, 2012 and 2011 was $6.03 and $5.83, respectively.

	Nine Months Ended December 31,
	2012	2011
Expected volatility	44.0%	53.0%
Expected dividends	$—	$—
Expected term in years	6.5	6.5
Risk-free rate	1.2%	2.4%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Nine months ended December 31, 2011:
Outstanding at March 31, 2011	1,621.5	$8.19
Granted	308.1	11.27
Exercised	(54.2)	10.54
Forfeited or expired	(78.9)	11.93
Outstanding at December 31, 2011	1,796.5	8.48	7.9	$5,125
Exercisable at December 31, 2011	678.0	8.43	7.4	2,035

Nine months ended December 31, 2012:
Outstanding at March 31, 2012	1,745.4	$8.44
Granted	444.9	13.36
Exercised	(708.5)	7.71
Forfeited or expired	(17.4)	11.21
Outstanding at December 31, 2012	1,464.4	10.26	7.7	$11,330
Exercisable at December 31, 2012	332.4	9.99	6.8	2,248

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2012 was $8.8 million. The aggregate intrinsic value at December 31, 2012 for options granted during the nine months ended December 31, 2012 was $3.0 million.

At December 31, 2012, there were $4.0 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted shares vested during the nine months ended December 31, 2012 and 2011 was $2.1 million and $2.8 million, respectively.  For the nine months ended December 31, 2012 and 2011, cash received from the exercise of stock options was $5.4 million and $0.7 million, respectively, and we realized $9.3 million and $0.1 million, respectively, in tax benefits for the tax deductions resulting from these option exercises. At December 31, 2012, there were 1.9 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 38.9% and 38.7%, respectively, for the three months ended December 31, 2012 and December 31, 2011. The effective tax rate used in the calculation of income taxes was 38.9% and 38.3%, respectively, for the nine months ended December 31, 2012 and December 31, 2011. The increase in the effective tax rate for both the three and nine months ended December 31, 2012 is primarily due to higher state income taxes and non-deductible compensation.

At December 31, 2012, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.2 million, which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We experienced a small reduction in our uncertain tax liability during the nine months ended December 31, 2012. Therefore, the balance in our uncertain tax liability was $0.2 million at December 31, 2012 and $0.3 million at March 31, 2012. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

17.	Commitments and Contingencies

We are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not have a material adverse effect on our business, financial condition, cash flows or results from operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2018. Due to the recent acquisition of the GSK Brands, we required additional office space and entered into a 5.5 year lease for a new office facility in New York, which began in the third quarter of fiscal 2013. In May 2012, we also entered into a 3 year office lease in Rogers, Arkansas. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases as of December 31, 2012:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2013 (Remaining three months ending March 31, 2013)	$275	$36	$311
2014	1,764	141	1,905
2015	1,049	136	1,185
2016	994	135	1,129
2017	1,023	68	1,091
Thereafter	1,044	—	1,044
	$6,149	$516	$6,665

Rent expense for the three months ended December 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively, while rent expense for the nine months ended December 31, 2012 and 2011 was $0.9 million and $0.7 million, respectively.

Purchase Commitments
Effective November 1, 2009, we entered into a 10 year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than ten percent of the estimated purchases that we expect to make during the course of the agreement. Additionally, we entered into a short-term supply arrangement with one of our Canadian suppliers to provide a certain amount of product through January 2013. As such, we have included $3.2 million of purchase commitments in the remaining three months ended March 31, 2013.

(In thousands)
Year Ending March 31,	Amount
2013 (Remaining three months ending March 31, 2013)	$3,460
2014	1,136
2015	1,105
2016	1,074
2017	1,044
Thereafter	2,555
$10,374

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three and nine months ended December 31, 2012, approximately 40.3% and 40.7%, respectively, of our total revenues were derived from our five top selling brands.  During the three and nine months ended December 31, 2011, approximately 55.0% and 54.8%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Such customer accounted for approximately 15.3% and 16.6%, respectively, of our gross revenues for the three and nine months ended December 31, 2012, and approximately 20.9% and 19.1%, respectively, of our gross revenues for the three and nine months ended December 31, 2011. At December 31, 2012, approximately 23.6% of accounts receivable were owed by the same customer.

We manage product distribution in the continental United States through a third-party distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage our inventories and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time that it takes us to reopen or replace our distribution center.  As a result, any such disruption could have a material adverse effect on our business, sales and profitability.

At December 31, 2012, we had relationships with 62 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 77.1% of gross sales for the nine months ended December 31, 2012. At December 31, 2011, we had relationships with 52 third-party manufacturers.  Of those, we had long-term contracts with 15 manufacturers that produced items that accounted for approximately 66.7% of gross sales for the nine months ended December 31, 2011. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason, or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition, cash flows and results from operations.

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

The tables below summarize information about our operating and reportable segments.

	Three Months Ended December 31, 2012			Nine Months Ended December 31, 2012
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$138,858	$20,634	$159,492	$402,633	$64,102	$466,735
Other revenues	175	565	740	520	1,829	2,349
Total revenues	139,033	21,199	160,232	403,153	65,931	469,084
Cost of sales	59,381	15,854	75,235	160,249	49,689	209,938
Gross profit	79,652	5,345	84,997	242,904	16,242	259,146
Advertising and promotion	22,410	1,128	23,538	62,309	5,062	67,371
Contribution margin	$57,242	$4,217	61,459	$180,595	$11,180	191,775
Other operating expenses			14,737			50,064
Operating income			46,722			141,711
Other expense			26,661			66,169
Income before income taxes			20,061			75,542
Provision for income taxes			7,804			29,386
Net income			$12,257			$46,156

	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$84,711	$21,088	$105,799	$234,712	$69,966	$304,678
Other revenues	195	256	451	552	1,859	2,411
Total revenues	84,906	21,344	106,250	235,264	71,825	307,089
Cost of sales	35,329	15,799	51,128	97,198	50,995	148,193
Gross profit	49,577	5,545	55,122	138,066	20,830	158,896
Advertising and promotion	14,170	1,104	15,274	34,746	3,834	38,580
Contribution margin	$35,407	$4,441	39,848	$103,320	$16,996	120,316
Other operating expenses			16,218			40,049
Operating income			23,630			80,267
Other expense			8,116			19,910
Income before income taxes			15,514			60,357
Provision for income taxes			6,004			23,130
Net income			$9,510			$37,227

The table below summarizes information about our revenues from similar product groups.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Analgesics	27,946	597	81,727	1,955
Cough & Cold	37,424	40,621	94,197	89,858
Gastrointestinal	24,977	3,480	74,510	13,924
Eye & Ear Care	19,702	17,091	63,109	53,940
Dermatologicals	11,496	10,580	41,578	39,060
Oral Care	12,953	11,501	36,032	33,712
Other OTC	4,535	1,036	12,000	2,815
Total OTC Healthcare Segment	139,033	84,906	403,153	235,264
Household Cleaning Segment	21,199	21,344	65,931	71,825
Consolidated Total Revenues	160,232	106,250	469,084	307,089

During the three and nine months ended December 31, 2012, approximately 97.2% and 97.4%, respectively, of our sales were made to customers in the United States and Canada, while during the three and nine months ended December 31, 2011, approximately 96.2% and 96.3%, respectively, of our sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented.

At December 31, 2012, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$160,157	$7,389	$167,546

Intangible assets
Indefinite-lived	1,125,594	119,820	1,245,414
Finite-lived	102,177	28,347	130,524
	1,227,771	148,167	1,375,938

	$1,387,928	$155,556	$1,543,484

20.	Gain on Settlement

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

21. Condensed Consolidating Financial Statements

As described in Note 10, Prestige Brands Holdings, Inc., together with certain of our wholly-owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a wholly-owned subsidiary of the Company) set forth in the indentures governing the 2012 Senior Notes and the 2010 Senior Notes, including, without limitation, the obligation to pay principal and interest with respect to the 2012 Senior Notes and the 2010 Senior Notes. The wholly-owned subsidiaries of the Company that have guaranteed the 2012 Senior Notes and the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Denorex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2012 Senior Notes and the 2010 Senior Notes. Although holders of the 2012 Senior Notes and the 2010 Senior Notes will be direct creditors of the guarantors of the 2012 Senior Notes and the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2012 Senior Notes or the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2012 Senior Notes or the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2012 Senior Notes and the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of December 31, 2012 and March 31, 2012, Condensed Consolidating Income and Comprehensive Income Statements for the three and nine months ended December 31, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2012 and 2011. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,345	$132,881	$1,266	$—	$159,492
Other revenues	—	79	724	276	(339)	740
Total revenues	—	25,424	133,605	1,542	(339)	160,232

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,877	65,172	525	(339)	75,235
Gross profit	—	15,547	68,433	1,017	—	84,997

Operating Expenses
Advertising and promotion	—	3,032	19,997	509	—	23,538
General and administrative	952	1,585	8,734	107	—	11,378
Depreciation and amortization	549	140	2,658	12	—	3,359
Total operating expenses	1,501	4,757	31,389	628	—	38,275
Operating income (loss)	(1,501)	10,790	37,044	389	—	46,722

Other (income) expense
Interest income	33	(41,552)	162	(62)	41,415	(4)
Interest expense	8,735	35,394	23,951	—	(41,415)	26,665
Equity in income of subsidiaries	(18,531)	(8,407)	(393)	—	27,331	—
Total other (income) expense	(9,763)	(14,565)	23,720	(62)	27,331	26,661
Income before income taxes	8,262	25,355	13,324	451	(27,331)	20,061
Provision (benefit) for income taxes	(3,995)	6,593	5,030	176	—	7,804
Net income (loss)	$12,257	$18,762	$8,294	$275	$(27,331)	$12,257

Comprehensive income, net of tax:
Currency translation adjustments	(1)	—	—	1	(1)	(1)
Total other comprehensive income (loss)	(1)	—	—	1	(1)	(1)
Comprehensive income (loss)	$12,256	$18,762	$8,294	$276	$(27,332)	$12,256

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$75,294	$387,815	$3,626	$—	$466,735
Other revenues	—	220	2,310	1,270	(1,451)	2,349
Total revenues	—	75,514	390,125	4,896	(1,451)	469,084

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	28,493	181,382	1,514	(1,451)	209,938
Gross profit	—	47,021	208,743	3,382	—	259,146

Operating Expenses
Advertising and promotion	—	8,917	57,326	1,128	—	67,371
General and administrative	3,676	5,020	30,802	616	—	40,114
Depreciation and amortization	818	420	8,667	45	—	9,950
Total operating expenses	4,494	14,357	96,795	1,789	—	117,435
Operating income (loss)	(4,494)	32,664	111,948	1,593	—	141,711

Other (income) expense
Interest income	(24,337)	(63,573)	162	(163)	87,902	(9)
Interest expense	26,147	92,320	35,613	—	(87,902)	66,178
Equity in income of subsidiaries	(50,008)	(49,280)	(1,306)	—	100,594	—
Total other (income) expense	(48,198)	(20,533)	34,469	(163)	100,594	66,169
Income before income taxes	43,704	53,197	77,479	1,756	(100,594)	75,542
Provision (benefit) for income taxes	(2,452)	1,524	29,631	683	—	29,386
Net income (loss)	$46,156	$51,673	$47,848	$1,073	$(100,594)	$46,156

Comprehensive income, net of tax:
Currency translation adjustments	23	—	—	(23)	23	23
Total other comprehensive income (loss)	23	—	—	(23)	23	23
Comprehensive income (loss)	$46,179	$51,673	$47,848	$1,050	$(100,571)	$46,179

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,352	$77,308	$1,139	$—	$105,799
Other revenues	—	57	451	227	(284)	451
Total revenues	—	27,409	77,759	1,366	(284)	106,250

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,784	41,154	474	(284)	51,128
Gross profit	—	17,625	36,605	892	—	55,122

Operating Expenses
Advertising and promotion	3	3,431	11,216	624	—	15,274
General and administrative	5,318	2,322	5,684	331	—	13,655
Depreciation and amortization	135	143	2,267	18	—	2,563
Total operating expenses	5,456	5,896	19,167	973	—	31,492
Operating income (loss)	(5,456)	11,729	17,438	(81)	—	23,630

Other (income) expense
Interest income	(12,302)	(11,118)	—	(60)	23,479	(1)
Interest expense	8,791	16,907	5,898	—	(23,479)	8,117
Equity in income of subsidiaries	(10,727)	(7,936)	39	—	18,624	—
Total other (income) expense	(14,238)	(2,147)	5,937	(60)	18,624	8,116
Income (loss) before income taxes	8,782	13,876	11,501	(21)	(18,624)	15,514
Provision (benefit) for income taxes	(728)	2,285	4,454	(7)	—	6,004
Net income (loss)	9,510	11,591	7,047	(14)	(18,624)	9,510

Comprehensive income, net of tax:
Currency translation adjustments	(18)	—	—	(18)	18	(18)
Total other comprehensive income (loss)	(18)	—	—	(18)	18	(18)
Comprehensive income (loss)	$9,492	$11,591	$7,047	$(32)	$(18,606)	$9,492

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$74,767	$226,859	$3,052	$—	$304,678
Other revenues	—	178	2,386	1,131	(1,284)	2,411
Total revenues	—	74,945	229,245	4,183	(1,284)	307,089

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	27,191	121,032	1,254	(1,284)	148,193
Gross profit	—	47,754	108,213	2,929	—	158,896

Operating Expenses
Advertising and promotion	3	9,341	28,133	1,103	—	38,580
General and administrative	5,514	7,502	18,538	812	—	32,366
Depreciation and amortization	412	428	6,789	54	—	7,683
Total operating expenses	5,929	17,271	53,460	1,969	—	78,629
Operating income (loss)	(5,929)	30,483	54,753	960	—	80,267

Other (income) expense
Interest income	(38,196)	(33,291)	—	(173)	71,656	(4)
Interest expense	26,323	51,299	19,011	—	(71,656)	24,977
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Equity in income of subsidiaries	(30,438)	(23,768)	(745)	—	54,951	—
Total other (income) expense	(47,374)	(5,760)	18,266	(173)	54,951	19,910
Income (loss) before income taxes	41,445	36,243	36,487	1,133	(54,951)	60,357
Provision (benefit) for income taxes	4,218	4,781	13,697	434	—	23,130
Net income (loss)	37,227	31,462	22,790	699	(54,951)	37,227

Comprehensive income, net of tax:
Currency translation adjustments	(70)	—	—	(70)	70	(70)
Total other comprehensive income (loss)	(70)	—	—	(70)	70	(70)
Comprehensive income (loss)	$37,157	$31,462	$22,790	$629	$(54,881)	$37,157

Condensed Consolidating Balance Sheet
December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,878	$—	$—	$1,553	$—	$10,431
Accounts receivable, net	140	13,217	59,428	967	—	73,752
Inventories	—	9,340	44,218	692	—	54,250
Deferred income tax assets	213	730	5,651	—	—	6,594
Prepaid expenses and other current assets	1,656	425	4,101	13	—	6,195
Total current assets	10,887	23,712	113,398	3,225	—	151,222

Property and equipment, net	8,987	25	178	—	—	9,190
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,530	1,182,074	334	—	1,375,938
Other long-term assets	—	27,493	—	—	—	27,493
Intercompany receivable	1,284,415	1,933,896	420,375	7,537	(3,646,223)	—
Investment in subsidiary	808,377	622,107	6,890	—	(1,437,374)	—
Total Assets	$2,112,666	$2,866,770	$1,824,454	$11,096	$(5,083,597)	$1,731,389

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,275	$7,304	$30,012	$1,267	$—	$40,858
Accrued interest payable	—	13,620	—	—	—	13,620
Other accrued liabilities	10,571	2,485	19,958	1,258	—	34,272
Total current liabilities	12,846	23,409	49,970	2,525	—	88,750

Long-term debt
Principal amount	—	1,007,500	—	—	—	1,007,500
Less unamortized discount	—	(7,200)	—	—	—	(7,200)
Long-term debt, net of unamortized discount	—	1,000,300	—	—	—	1,000,300

Deferred income tax liabilities	—	50,869	134,059	79	—	185,007
Intercompany payable	1,642,488	451,454	1,552,100	181	(3,646,223)	—
Total Liabilities	1,655,334	1,526,032	1,736,129	2,785	(3,646,223)	1,274,057

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	512	—	—	—	—	512
Additional paid-in capital	400,316	1,280,945	39,724	1,111	(1,321,780)	400,316
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive income, net of tax	10	—	—	10	(10)	10
Retained earnings (accumulated deficit)	56,898	59,793	48,601	7,190	(115,584)	56,898
Total Stockholders' Equity	457,332	1,340,738	88,325	8,311	(1,437,374)	457,332
Total Liabilities and Stockholders' Equity	$2,112,666	$2,866,770	$1,824,454	$11,096	$(5,083,597)	$1,731,389

Condensed Consolidating Balance Sheet
March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,221	$—	$—	$794	$—	$19,015
Accounts receivable, net	25	13,502	45,954	747	—	60,228
Inventories	—	8,098	42,334	681	—	51,113
Deferred income tax assets	356	849	4,078	—	—	5,283
Prepaid expenses and other current assets	8,102	56	2,874	364	—	11,396
Total current assets	26,704	22,505	95,240	2,586	—	147,035

Property and equipment, net	934	22	346	2	—	1,304
Goodwill	—	66,007	107,695	—	—	173,702
Intangible assets, net	—	193,932	1,206,213	377	—	1,400,522
Other long-term assets	—	35,713	—	—	—	35,713
Intercompany receivable	680,067	1,449,005	314,699	5,935	(2,449,706)	—
Investment in subsidiary	1,358,120	1,172,601	5,583	—	(2,536,304)	—
Total Assets	$2,065,825	$2,939,785	$1,729,776	$8,900	$(4,986,010)	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,531	$4,816	$17,008	$371	$—	$26,726
Accrued interest payable	—	13,889	—	—	—	13,889
Other accrued liabilities	11,758	1,687	8,944	919	—	23,308
Total current liabilities	16,289	20,392	25,952	1,290	—	63,923

Long-term debt
Principal amount	—	1,135,000	—	—	—	1,135,000
Less unamortized discount	—	(11,092)	—	—	—	(11,092)
Long-term debt, net of unamortized discount	—	1,123,908	—	—	—	1,123,908

Deferred income tax liabilities	—	50,944	116,690	83	—	167,717
Intercompany payable	1,646,808	455,702	346,884	312	(2,449,706)	—
Total Liabilities	1,663,097	1,650,946	489,526	1,685	(2,449,706)	1,355,548

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	505	—	—	—	—	505
Additional paid-in capital	391,898	1,280,719	1,239,497	1,111	(2,521,327)	391,898
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(13)	—	—	(13)	13	(13)
Retained earnings (accumulated deficit)	10,742	8,120	753	6,117	(14,990)	10,742
Total Stockholders' Equity	402,728	1,288,839	1,240,250	7,215	(2,536,304)	402,728
Total Liabilities and Stockholders' Equity	$2,065,825	$2,939,785	$1,729,776	$8,900	$(4,986,010)	$1,758,276

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$46,156	$51,673	$47,848	$1,073	$(100,594)	$46,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	818	420	8,667	45	—	9,950
Deferred income taxes	143	44	15,796	(4)	—	15,979
Amortization of deferred financing costs	—	8,220	—	—	—	8,220
Stock-based compensation costs	2,965	—	—	—	—	2,965
Amortization of debt discount	—	3,892	—	—	—	3,892
Lease termination costs	975	—	—	—	—	975
Loss on disposal of equipment	30	—	21	—	—	51
Equity in income of subsidiaries	(50,008)	(49,280)	(1,306)	—	100,594	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(115)	285	(13,474)	(214)	—	(13,518)
Inventories	—	(1,242)	(2,104)	(5)	—	(3,351)
Prepaid expenses and other current assets	6,446	(369)	(627)	351	—	5,801
Accounts payable	(3,347)	2,488	14,095	889	—	14,125
Accrued liabilities	(1,071)	529	9,830	343	—	9,631
Net cash provided by operating activities	2,992	16,660	78,746	2,478	—	100,876

Investing Activities
Purchases of property and equipment	(8,922)	—	—	—	—	(8,922)
Proceeds from the sale of property and equipment	—	—	15	—	—	15
Proceeds from the sale of the Phazyme brand	—	—	21,700	—	—	21,700
Acquisition of brands from GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash provided by (used in) investing activities	(9,148)	—	21,715	—	—	12,567

Financing Activities
Repayments of long-term debt	—	(167,500)	—	—	—	(167,500)
Repayments under revolving credit agreement	—	(8,000)	—	—	—	(8,000)
Borrowings under revolving credit agreement	—	48,000	—	—	—	48,000
Proceeds from exercise of stock options	5,460	—	—	—	—	5,460
Intercompany activity, net	(8,647)	110,840	(100,461)	(1,732)	—	—
Net cash used in financing activities	(3,187)	(16,660)	(100,461)	(1,732)	—	(122,040)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
(Decrease) increase in cash and cash equivalents	(9,343)	—	—	759	—	(8,584)
Cash - beginning of period	18,221	—	—	794	—	19,015
Cash - end of period	$8,878	$—	$—	$1,553	$—	$10,431

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$37,227	$31,462	$22,790	$699	$(54,951)	$37,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	412	428	6,789	54	—	7,683
Deferred income taxes	427	1,612	5,293	(11)	—	7,321
Amortization of deferred financing costs	—	847	—	—	—	847
Stock-based compensation costs	2,360	—	—	—	—	2,360
Amortization of debt discount	—	687	—	—	—	687
Equity in income of subsidiaries	(30,438)	(23,768)	(745)	—	54,951	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23)	(2,930)	(2,671)	(192)	—	(5,816)
Inventories	—	(1,053)	(2,822)	25	—	(3,850)
Prepaid expenses and other current assets	3,219	(138)	(418)	(13)	—	2,650
Accounts payable	(31)	(502)	2,571	354	—	2,392
Accrued liabilities	589	(5,032)	761	174	—	(3,508)
Net cash provided by operating activities	13,742	1,613	31,548	1,090	—	47,993

Investing Activities
Purchases of property and equipment	(140)	—	(218)	—	—	(358)
Proceeds from escrow of Blacksmith acquisition	—	—	1,200	—	—	1,200
Intercompany activity, net	1,200	—	(1,200)	—	—	—
Net cash provided by (used in) investing activities	1,060	—	(218)	—	—	842

Financing Activities
Repayment of long-term debt	—	(58,000)	—	—	—	(58,000)
Proceeds from exercise of stock options	572	—	—	—	—	572
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(24,256)	56,387	(31,330)	(801)	—	—
Net cash used in financing activities	(23,955)	(1,613)	(31,330)	(801)	—	(57,699)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(31)	—	(31)
Increase in cash and cash equivalents	(9,153)	—	—	258	—	(8,895)
Cash - beginning of period	12,698	—	—	636	—	13,334
Cash - end of period	$3,545	$—	$—	$894	$—	$4,439

In the first quarter of fiscal 2013, the Company determined that in prior periods it had incorrectly recorded intercompany transactions between Prestige Brands Holdings, Inc. ("the Parent") and Prestige Brands, Inc. ("the Issuer") as a component of interest expense, resulting in (i) the misclassification of amounts between interest expense, equity in income of subsidiaries, and taxes of the Parent, and (ii) a corresponding understatement of interest income, taxes and net income of the Issuer. It was further determined that certain subsidiaries of the Issuer had been fully consolidated by the Issuer in error, resulting in (i) a gross-up of the Issuer's balance sheet, statement of income and comprehensive income and statement of cash flows and (ii) the need to revise the presentation to reflect the Issuer's interests in those subsidiaries under the equity method. Those entities had previously been incorrectly included in the Issuer column and omitted from the Guarantor column, and accordingly, this resulted in a need to revise the presentation to include the balance sheet, results of operations, and cash flows of those Issuer subsidiary entities in the Combined Subsidiary Guarantors column of the revised condensed consolidating financial statements. In addition, the Company reclassified portions of its intercompany activity between operating and financing in the statement of cash flows. The Company also determined that it had incorrectly presented certain intercompany balances between the Parent, the Issuer, the Combined Subsidiary Guarantors and Non-Guarantors resulting in revisions impacting other accrued liabilities, deferred income taxes, provision (benefit) for income taxes, intercompany receivables, intercompany payables, investment in subsidiaries and total equity balances. Additionally, certain revisions have been made to the Company's Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 30, 2012. For the three months ended June 30, 2012, the provision for income taxes was increased approximately $4.3 million to $0.6 million for the Parent, and the benefit for income taxes was increased approximately $4.4 million to $3.0 million for the Issuer.

The Company has revised its Condensed Consolidating Financial Statements to correct the presentation of these items. There were no changes to any of the Company's Condensed Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the consolidated financial statements. The Company will disclose the impact of the revisions on previously reported amounts and accordingly revise the Condensed Consolidated Financial Statements for comparative periods in its future filings. The impact of these revisions as of March 31, 2012 and for each of the three and nine month periods ended December 31, 2011 are shown in the following tables:

Condensed Consolidating Statement of Income and Comprehensive Income for the Three Months Ended December 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$83,768	$27,409	$21,343	$77,759	$1,423	$1,366	$(284)	$(284)
Income before income taxes	13,575	8,782	6,402	13,876	(1,316)	11,501	(22)	(21)	(3,125)	(18,624)
Provision (benefit) for income taxes	4,065	(728)	2,430	2,285	(509)	4,454	18	(7)	—	—
Net income	9,510	9,510	3,972	11,591	(807)	7,047	(40)	(14)	(3,125)	(18,624)

Condensed Consolidating Statement of Income and Comprehensive Income for the Nine Months Ended December 31, 2011.

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$232,214	$74,945	$71,823	$229,245	$4,336	$4,183	$(1,284)	$(1,284)
Income before income taxes	52,806	41,445	20,701	36,243	(2,163)	36,487	1,132	1,133	(12,119)	(54,951)
Provision (benefit) for income taxes	15,579	4,218	8,000	4,781	(837)	13,697	388	434	—	—
Net income	37,227	37,227	12,701	31,462	(1,326)	22,790	744	699	(12,119)	(54,951)
Condensed Consolidating Balance sheet as of March 31, 2012.

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Total current assets	$26,704	$26,704	$98,887	$22,505	$19,222	$95,240	$2,222	$2,586	$—	$—
Total assets	2,200,652	2,065,825	3,236,598	2,939,785	267,407	1,729,776	10,402	8,900	(3,956,783)	(4,986,010)
Total current liabilities	16,779	16,289	49,246	20,392	(3,446)	25,952	1,344	1,290	—	—
Total liabilities	1,797,927	1,663,097	2,982,492	1,650,946	196,430	489,526	2,116	1,685	(3,623,417)	(2,449,706)
Total stockholder's equity	402,725	402,728	254,106	1,288,839	70,977	1,240,250	8,286	7,215	(333,366)	(2,536,304)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended December 31, 2011.

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Net cash provided by (used in) operating activities	$54,406	$13,742	$(4,109)	$1,613	$—	$31,548	$169	$1,090	$(2,473)	$—
Net cash provided by (used in) investing activities	1,060	1,060	(218)	—	—	(218)	—	—	—	—
Net cash provided by (used in) financing activities	(64,619)	(23,955)	4,327	(1,613)	—	(31,330)	120	(801)	2,473	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as well as those described in Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and in future reports filed with the SEC.

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

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

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

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory.

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

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned these processes to us. For the three and nine months ended December 31, 2012, we incurred zero and $6.9 million, respectively, in TSA costs. Pursuant to this arrangement, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

The allocation of the purchase price to assets acquired is based on a valuation we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $663.0 million purchase price to the assets we acquired at the GSK Brands I and GSK Brands II (collectively, the “GSK Brands”) acquisition dates:

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at December 31, 2012 was 18.2 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements from February 1, 2012, while the operating results of the GSK Brands II are included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the three and nine months ended December 31, 2012 were $56.9 million and $159.9 million, respectively, and net income was $8.7 million and $18.4 million, respectively.

Sale of the Phazyme Brand
On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million on October 31, 2012 and the remaining $0.6 million was received on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including: marketing, operations, finance and other services from the date of the acquisition date primarily through January 31, 2013, with additional support for the Canadian portion of that business through March 31, 2013, which may be extended, at the buyer's option, through October 31, 2013 for which fees will be negotiated at such time. As part of the Phazyme TSA, we, among other things, ship products, invoice customers, collect from customers and pay certain vendors on the buyer's behalf. During the quarter ended December 31, 2012, we earned $0.1 million from fees under the Phazyme TSA.

The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Revenues

	Three Months Ended December 31,
Revenues	2012	%	2011	%	Increase (Decrease)%
Analgesics	$27,946	17.4	$597	0.6	$27,349	4,581.1
Cough & Cold	$37,424	23.4	$40,621	38.2	(3,197)	(7.9)
Gastrointestinal	$24,977	15.6	$3,480	3.3	21,497	617.7
Eye & Ear Care	$19,702	12.3	$17,091	16.1	2,611	15.3
Dermatologicals	$11,496	7.2	$10,580	10.0	916	8.7
Oral Care	$12,953	8.1	$11,501	10.8	1,452	12.6
Other OTC	$4,535	2.8	$1,036	1.0	3,499	337.7
Total OTC Healthcare Revenues	139,033	86.8	84,906	79.9	54,127	63.7
Household Cleaning	21,199	13.2	21,344	20.1	(145)	(0.7)
Consolidated Total Revenues	$160,232	100.0	$106,250	100.0	$53,982	50.8

Revenues for the three months ended December 31, 2012 were $160.2 million, an increase of $54.0 million, or 50.8%, versus the three months ended December 31, 2011. The increase in revenues reflects the inclusion of the brands acquired from GSK in January 2012. The GSK Brands added $56.9 million in revenues, but were partially offset by reduced revenues from our legacy OTC Healthcare segment. The total OTC Healthcare revenue increase was slightly offset by lower revenues in our Household Cleaning segment. Revenues from customers outside of North America, which represent 2.8% of total revenues, increased by $0.4 million or 10.4%, during the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $54.1 million, or 63.7%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011. This increase was primarily due to the acquisition of the GSK Brands in 2012, which added $56.9 million in revenues. This increase was partially offset by decreased revenues for the legacy core cough cold brands, which experienced a shift in sales to the second quarter of 2013 from the current quarter due in part to the timing of certain promotional allowances.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased slightly by $0.1 million, or 0.7%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011.

Cost of Sales

	Three Months Ended December 31,
Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$59,381	42.7	$35,329	41.6	24,052	68.1
Household Cleaning	15,854	74.8	15,799	74.0	55	0.3
	$75,235	47.0	$51,128	48.1	$24,107	47.2

Cost of sales increased $24.1 million, or 47.2% during the three months ended December 31, 2012 versus the three months ended December 31, 2011. As a percent of total revenue, cost of sales decreased to 47.0% in the three months ended December 31, 2012 from 48.1% in the three months ended December 31, 2011. The decrease in cost of sales as a percent of revenues was primarily due to the change in product mix associated with the acquired GSK Brands, which have a lower cost of sales than the legacy OTC Healthcare brands, and to the higher overall mix of OTC Healthcare brands, which have a lower cost of sales than our Household Cleaning brands.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $24.1 million, or 68.1%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011.  As a percent of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment increased from 41.6% during the three months ended December 31, 2011 to 42.7% during the three months ended December 31, 2012. The increase in cost of sales as a percentage of revenues is primarily attributable to lower revenues associated with our legacy OTC Healthcare brands due primarily to the timing of promotional allowances, slightly offset by the acquired GSK Brands, which have a lower cost of sales than our legacy OTC Healthcare brands.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment was essentially unchanged during the three months ended December 31, 2012 versus the three months ended December 31, 2011.  As a percent of Household Cleaning revenues, cost of sales increased from 74.0% during the three months ended December 31, 2011 to 74.8% during the three months ended December 31, 2012. The increase in the cost of sales as a percentage of revenues was the result of slightly lower revenues resulting from higher customer promotional allowances.

Gross Profit

	Three Months Ended December 31,
Gross Profit	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$79,652	57.3	$49,577	58.4	$30,075	60.7
Household Cleaning	5,345	25.2	5,545	26.0	(200)	(3.6)
	$84,997	53.0	$55,122	51.9	$29,875	54.2

Gross profit for the three months ended December 31, 2012 increased $29.9 million, or 54.2%, when compared with the three months ended December 31, 2011.  As a percent of total revenues, gross profit increased from 51.9% in the three months ended December 31, 2011 to 53.0% in the three months ended December 31, 2012. The higher gross profit was primarily the result of the GSK Brands, which increased gross profit by $33.1 million, partially offset by gross profit decreases in our legacy OTC Healthcare brands and our Household Cleaning segment. The increase in gross profit as a percent of revenues is primarily due to the acquisition of GSK Brands, partially offset by higher promotional allowances in both our legacy OTC Healthcare brands and our Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $30.1 million, or 60.7%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011.  As a percent of OTC Healthcare revenues, gross profit decreased from 58.4% during the three months ended December 31, 2011 to 57.3% during the three months ended December 31, 2012. The higher gross profit was primarily the result of the acquisition of the GSK Brands, which increased gross profit by $33.1 million, partially offset by gross profit decreases in our legacy OTC Healthcare brands. The decrease in gross profit as a percent of revenues is primarily due to higher planned promotional allowances in our legacy OTC Healthcare brands, partially offset by higher margins on the acquired GSK Brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $0.2 million, or 3.6%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011.  As a percent of Household Cleaning revenue, gross profit decreased from 26.0% during the three months ended December 31, 2011 to 25.2% during the three months ended December 31, 2012. The decrease in gross profit percentage was primarily the result of the slightly lower revenues primarily due to higher promotional allowances in the Household Cleaning segment.

Contribution Margin

	Three Months Ended December 31,
Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$57,242	41.2	$35,407	41.7	$21,835	61.7
Household Cleaning	4,217	19.9	4,441	20.8	(224)	(5.0)
	$61,459	38.4	$39,848	37.5	$21,611	54.2

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $21.6 million, or 54.2%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011.  The contribution margin increase was primarily the result of the higher gross profit related to the acquired GSK Brands as previously discussed, partially offset by lower contribution margins in the legacy OTC Healthcare brands and Household Cleaning segment. The acquired GSK Brands added $24.3 million to the contribution margin for the three months ended December 31, 2012.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $21.8 million, or 61.7%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011. The contribution margin increase was primarily the result of the $24.3 million contribution margin increase related to the acquired GSK Brands, offset by the legacy OTC Healthcare business. Advertising and promotional spending increased $8.2 million, or 58.2%, primarily to support the acquired GSK Brands and the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.2 million, or 5.0%, during the three months ended December 31, 2012 versus the three months ended December 31, 2011.  The contribution margin decrease was the result of the decrease in gross profit as previously discussed. Advertising and promotional expense were relatively unchanged.

General and Administrative
General and administrative expenses were $11.4 million for the three months ended December 31, 2012 versus $13.7 million for the three months ended December 31, 2011. The decrease in general and administrative expenses was primarily due to reduced acquisition and legal costs of $5.7 million incurred in the prior year associated with the GSK acquisition. This decrease was partially offset by higher compensation costs of $2.0 million associated with increased personnel, higher product regulatory and insurance expenses of $0.5 million and increased business development and consulting costs of $0.5 million.

Depreciation and Amortization
Depreciation and amortization expense was $3.4 million for the three months ended December 31, 2012 versus $2.6 million for the three months ended December 31, 2011. The increase in depreciation expense is primarily attributed to the amortization of the trademarks acquired related to the GSK Brands and to the new assets placed into service associated with our new office facility in New York.

Interest Expense
Net interest expense was $26.7 million during the three months ended December 31, 2012 versus $8.1 million during the three months ended December 31, 2011. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding primarily related to the GSK Brands acquisition, and the acceleration of a portion of our deferred financing costs and debt discount on our 2012 Term Loan. During the three months ended December 31, 2012, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated the amortization of a portion of the deferred financing costs and the debt discount related to the 2012 Term Loan in the amount of $5.1 million and $2.6 million, respectively. The average cost of borrowing increased to 10.2% for the three months ended December 31, 2012 from 7.3% for the three months ended December 31, 2011, this increase was attributed to the accelerated portion of the deferred financing costs and debt discount. The average indebtedness outstanding increased from $443.0 million during the three months ended December 31, 2011 to $1,047.3 million during the three months ended December 31, 2012, the increase in the average indebtedness outstanding is the result of the additional borrowings related to the acquisition of the GSK Brands in January 2012.

Income Taxes
The provision for income taxes during the three months ended December 31, 2012 was $7.8 million versus $6.0 million during the three months ended December 31, 2011.  The effective tax rate during the three months ended December 31, 2012 was 38.9% versus 38.7% during the three months ended December 31, 2011.   The increase in the effective tax rate is primarily due to higher state income taxes and non-deductible compensation. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2013 is expected to be 38.9%, excluding the impact of discrete items that may occur.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011

Revenues

	Nine Months Ended December 31,
Revenues	2012	%	2011	%	Increase (Decrease)%
Analgesics	$81,727	17.4	$1,955	0.6	$79,772	4,080.4
Cough & Cold	$94,197	20.1	$89,858	29.3	4,339	4.8
Gastrointestinal	$74,510	15.9	$13,924	4.5	60,586	435.1
Eye & Ear Care	$63,109	13.5	$53,940	17.6	9,169	17.0
Dermatologicals	$41,578	8.9	$39,060	12.7	2,518	6.4
Oral Care	$36,032	7.7	$33,712	11.0	2,320	6.9
Other OTC	$12,000	2.6	$2,815	0.9	9,185	326.3
Total OTC Healthcare Revenues	403,153	85.9	235,264	76.6	167,889	71.4
Household Cleaning	65,931	14.1	71,825	23.4	(5,894)	(8.2)
Consolidated Total Revenues	$469,084	100.0	$307,089	100.0	$161,995	52.8

Revenues for the nine months ended December 31, 2012 were $469.1 million, an increase of $162.0 million, or 52.8%, versus the nine months ended December 31, 2011. The increased revenues reflect the inclusion of the brands acquired from GSK in January 2012, which added $159.9 million and to higher revenues from our legacy OTC Healthcare segment. These increases were slightly offset by lower revenues in our Household Cleaning segment. Revenues from customers outside of North America, which represent 2.6% of total revenues, increased by $0.8 million, or 7.1%, during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $167.9 million, or 71.4%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011. The increase in revenues was primarily due to the acquisition of the GSK Brands in 2012, which added $159.9 million in revenues, and higher revenues from the Little Remedies, Dramamine, Pediacare, Compound W, Efferdent, and Clear Eyes products.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $5.9 million, or 8.2%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  The revenue decline was attributable primarily to the Comet and Spic and Span brands, which reflected decreased consumer demand.

Cost of Sales

	Nine Months Ended December 31,
Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$160,249	39.7	$97,198	41.3	63,051	64.9
Household Cleaning	49,689	75.4	50,995	71.0	(1,306)	(2.6)
	$209,938	44.8	$148,193	48.3	$61,745	41.7

Cost of sales increased $61.7 million, or 41.7% during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011. As a percent of total revenue, cost of sales decreased to 44.8% in the nine months ended December 31, 2012 from 48.3% in the nine months ended December 31, 2011. The decrease in cost of sales as a percent of revenues was primarily due to the change in product mix associated with the acquired GSK Brands, which have a lower cost of sales than the legacy OTC brands, and to the higher overall mix of OTC Healthcare brands, which have a lower cost of sales than our Household Cleaning brands.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $63.1 million, or 64.9%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  As a percent of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 41.3% during the nine months ended December 31, 2011 to 39.7% during the nine months ended December 31, 2012. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK Brands, which have a lower cost of sales.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.3 million, or 2.6%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  As a percent of Household Cleaning revenues, cost of sales increased from 71.0% during the nine months ended December 31, 2011 to 75.4% during the nine months ended December 31, 2012. The increase in the cost of sales percentage was the result of lower revenues primarily related to higher promotional allowances.

Gross Profit

	Nine Months Ended December 31,
Gross Profit	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$242,904	60.3	$138,066	58.7	$104,838	75.9
Household Cleaning	16,242	24.6	20,830	29.0	(4,588)	(22.0)
	$259,146	55.2	$158,896	51.7	$100,250	63.1

Gross profit for the nine months ended December 31, 2012 increased $100.3 million, or 63.1%, when compared with the nine months ended December 31, 2011.  As a percent of total revenues, gross profit increased from 51.7% in the nine months ended December 31, 2011 to 55.2% in the nine months ended December 31, 2012. The higher gross profit was primarily the result of the GSK Brands, which increased gross profit by $98.2 million, and gross profit increases in our legacy OTC Healthcare brands. This was partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet. The increase in gross profit as a percent of revenues is primarily due to the acquisition of GSK Brands, offset by higher promotional allowances in the Household Cleaning segment.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $104.8 million, or 75.9%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  As a percent of OTC Healthcare revenues, gross profit increased from 58.7% during the nine months ended December 31, 2011 to 60.3% during the nine months ended December 31, 2012. The higher gross profit was primarily the result of the acquisition of the GSK Brands, which increased gross profit by $98.2 million, and gross profit increases in our legacy OTC Healthcare brands of $6.6 million. The increase in gross profit as a percent of revenues is primarily due to higher margins on the acquired GSK Brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased by $4.6 million, or 22.0%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  As a percent of Household Cleaning revenue, gross profit decreased from 29.0% during the nine months ended December 31, 2011 to 24.6% during the nine months ended December 31, 2012. The decrease in gross profit percentage was the result of the lower revenues, attributable to the Comet and Spic and Span brands, primarily related to higher promotional allowances in the Household Cleaning segment.

Contribution Margin

	Nine Months Ended December 31,
Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$180,595	44.8	$103,320	43.9	$77,275	74.8
Household Cleaning	11,180	17.0	16,996	23.7	(5,816)	(34.2)
	$191,775	40.9	$120,316	39.2	$71,459	59.4

Contribution margin, a non-GAAP financial measure which is defined as gross profit less advertising and promotional expenses, increased $71.5 million, or 59.4%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  The contribution margin increase was primarily the result of the higher gross profit as previously discussed, offset by higher advertising and promotional costs in the OTC Healthcare segment. The acquired GSK Brands added $73.9 million to the contribution margin, while the legacy OTC Healthcare business increases were more than offset by the Household Cleaning business.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $77.3 million, or 74.8%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011. The contribution margin increase was primarily the result of the $73.9 million contribution margin increase related to the acquired GSK Brands, while the legacy OTC Healthcare business added $3.4 million to the contribution margin. Advertising and promotional spending increased $27.6 million, or 79.3%, primarily to support the acquired GSK Brands and the legacy OTC Healthcare brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $5.8 million, or 34.2%, during the nine months ended December 31, 2012 versus the nine months ended December 31, 2011.  The contribution margin decrease was the result of the decrease in gross profit, as previously discussed and increased advertising and promotional expense of $1.2 million, or 32.0%. The increase in advertising and promotional spending primarily related to consumer promotions.

General and Administrative
General and administrative expenses were $40.1 million for the nine months ended December 31, 2012 versus $32.4 million for the nine months ended December 31, 2011. The increase in general and administrative expenses was primarily due to $4.9 million of higher compensation costs associated with increased personnel, $4.1 million of excess TSA costs associated with the GSK Brands acquisition, higher product regulatory and insurance charges of $1.1 million, a lease termination charge of $1.1 million associated with our office relocation, higher public company charges of $0.9 million, warehouse relocation costs of $0.7 million and higher business development and consulting costs of $0.7 million. These additional costs were offset by a $6.6 million reduction in acquisition and legal costs related to the GSK acquisition reflected in the prior year's result.

Depreciation and Amortization
Depreciation and amortization expense was $10.0 million for the nine months ended December 31, 2012 versus $7.7 million for the nine months ended December 31, 2011.  The increase in depreciation expense is primarily attributed to the amortization of the trademarks acquired related to the GSK Brands and to the new assets placed into service associated with our new office facility in New York.

Interest Expense
Net interest expense was $66.2 million during the nine months ended December 31, 2012 versus $25.0 million during the nine months ended December 31, 2011. The increase in interest expense was primarily the result of a higher level of indebtedness outstanding related to the GSK Brands acquisition and the acceleration of a portion of our deferred financing costs and debt discount on our 2012 Term Loan. During the nine months ended December 31, 2012, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated the amortization of a portion of the deferred financing costs and the debt discount related to the 2012 Term Loan in the amount of $5.1 million and $2.6 million, respectively. The average cost of funds increased to 8.1% for the nine months ended December 31, 2012 from 7.2% for the nine months ended December 31, 2011, this increase was attributed to the accelerated portion of the deferred financing costs and debt discount. The average indebtedness outstanding increased from $463.0 million during the nine months ended December 31, 2011 to $1,088.3 million during the nine months ended December 31, 2012, the increase in the average indebtedness outstanding is the result of the additional borrowings related to the acquisition of the GSK Brands in January 2012.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2012 was $29.4 million versus $23.1 million during the nine months ended December 31, 2011.  The effective tax rate during the nine months ended December 31, 2012 was 38.9% versus 38.3% during the nine months ended December 31, 2011.   The increase in the effective tax rate is primarily due to higher state income taxes and non-deductible compensation. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2013 is expected to be 38.9%, excluding the impact of discrete items that may occur.

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

We entered into a 5.5 year lease for a new office facility in New York, which began on October 15, 2012. The New York office lease provides for a six month rent deferral with monthly rent payments beginning in May 2013 of approximately $78,000 and escalating to approximately $87,000 in the last two years of the lease.

On March 24, 2010, we entered into a $150.0 million senior secured term loan facility with a maturity date of March 24, 2016 (the "2010 Senior Term Loan"), a $30.0 million senior secured revolving credit facility with a maturity date of March 24, 2015 (the "2010 Revolving Credit Facility" and collectively with the 2010 Senior Term Loan, the "2010 Credit Facility") and issued $150.0 million of senior notes that bear interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes").

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

Operating Activities
Net cash provided by operating activities was $100.9 million for the nine months ended December 31, 2012 compared to $48.0 million for the nine months ended December 31, 2011. The $52.9 million increase in net cash provided by operating activities was primarily due to the higher profitability of the Company, which was largely attributed to the acquired GSK Brands and increased working capital of $20.8 million. The working capital increase was mainly the result of increased accounts payable related to the procurement of inventory for the GSK Brands and higher accrued liabilities, which were mostly related to higher marketing accruals associated with the GSK Brands, higher accrued interest following our additional financing in January 2012 and higher accrued compensation costs. These working capital increases were partially offset by increased accounts receivable associated with the higher revenues.

Consistent with the nine months ended December 31, 2011, our cash flow from operations exceeded net income due to the substantial non-cash charges primarily related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount, lease termination costs and stock-based compensation costs.

Investing Activities
Net cash provided by investing activities was $12.6 million for the nine months ended December 31, 2012 compared to net cash provided by investing activities of $0.8 million for the nine months ended December 31, 2011.  The increase in net cash provided by investing activities for the nine months ended December 31, 2012 was due primarily to the sale of the Phazyme brand and was offset by higher capital expenditures for leasehold improvements associated with the new corporate office lease and to higher equipment purchases primarily resulting from the increased personnel and systems requirements associated with the acquisition of the GSK Brands.

Financing Activities
Net cash used in financing activities was $122.0 million for the nine months ended December 31, 2012 compared to $57.7 million for the nine months ended December 31, 2011.   During the nine months ended December 31, 2012, we repaid $167.5 million of our outstanding 2012 Term Loan debt, due to the cash generated from operating activities, and borrowed $40.0 million, net of repayments on our 2012 ABL Revolver. This decreased our outstanding indebtedness to $1,007.5 million at December 31, 2012 from $1,135.0 million at March 31, 2012.

	Nine Months Ended December 31,
(In thousands)	2012	2011
Cash provided by (used in):
Operating Activities	$100,876	$47,993
Investing Activities	12,567	842
Financing Activities	(122,040)	(57,699)

Capital Resources
The 2010 Senior Term Loan included a discount to the lenders of $1.8 million, resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to note-holders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed as incurred. The deferred financing costs were being amortized over the term of the loan and notes, and the balance was charged to expense upon the refinancing of the 2010 Credit Facility on January 31, 2012.

On November 1, 2010, in connection with the acquisition of Blacksmith, we amended our existing debt agreements and increased the amount borrowed thereunder. Specifically, on November 1, 2010, we amended our 2010 Credit Facility in order to allow us to (i) borrow an additional $115.0 million as an incremental term loan, with the same maturity date and other terms and conditions as the 2010 Senior Term Loan and (ii) increase our borrowing capacity under our 2010 Revolving Credit Facility by $10.0 million to $40.0 million. On November 1, 2010, we also issued an additional $100.0 million of 2010 Senior Notes.

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

During the three months ended December 31, 2012, as a result of our significant debt repayments, we accelerated a portion of the deferred financing costs and original issue discount related to our 2012 Term Loan. As a result, during the three months ended December 31, 2012, we recorded a $7.7 million pre-tax charge to interest expense related to this non-cash acceleration. Of the $7.7 million, $3.0 million relates to the prior three quarters. Had the timing of the accelerated amortization been properly recorded, pre-tax earnings for the three and nine months ended December 31, 2012 would have been higher by $3.0 million ($1.9 million after tax or $0.03 per diluted share) and $1.1 million ($0.7 million after tax or $0.01 per diluted share), respectively; pre-tax earnings in the first and second quarters of 2013 would have been lower by $1.2 million ($0.7 million after tax or $0.02 per diluted share) and $0.7 million ($0.5 million or $0.01 per diluted share), respectively; and pre-tax earnings in the fourth quarter of 2012 and the year-ended March 31, 2012 would have been lower by $1.1 million ($0.7 million after tax or $0.01 per diluted share).  We do not believe the amounts were material to the consolidated financial statements for any prior period and the cumulative amount is not material to the estimated results of operations for the year ended March 31, 2013. Furthermore, the adjustments had no impact to our cash flows from operations or total cash flows.

As of December 31, 2012, we had an aggregate of $1,007.5 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$467.5 million of borrowings under the 2012 Term Loan; and

•	$40.0 million of borrowings under the 2012 ABL Revolver.

As of December 31, 2012, we had $33.8 million of borrowing capacity under the 2012 ABL Revolver.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either December 31, 2012 or March 31, 2012 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The new senior secured credit facility and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 7.50 to 1.0 for the quarter ended December 31, 2012 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.5 to 1.0 for the quarter ended December 31, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2012 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At December 31, 2012, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the nine months ended December 31, 2012, we made voluntary principal payments of $167.5 million against outstanding indebtedness under the 2012 Term Loan. Therefore we are not required to make quarterly principal payments until the maturity date of January 31, 2019.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different conditions.  The most critical accounting estimates are described below.

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

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2012 was $32.2 million. For the three and nine months ended December 31, 2012, our related promotional expense was $9.0 million and $26.3 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2012, our sales and operating income would have been adversely affected by approximately $3.2 million.  Net income would have been adversely affected by approximately $1.9 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine months ended December 31, 2012, our sales and operating income would have been adversely affected by approximately $0.9 million and $2.6 million, respectively.  Net income would have been adversely affected by approximately $0.5 million and $1.6 million, respectively, for the three and nine months ended December 31, 2012.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2012, we had 127 coupon events.  The amount recorded against revenues and accrued for these events during the year was $7.2 million. Cash settlement of coupon redemptions during the year was $6.4 million.  During the three and nine months ended December 31, 2012, we had 75 and 212 coupon events, respectively. The increase in the coupon activity is primarily the result of the additional brands that we acquired from GSK. The amount recorded against revenue and accrued for these events during the three and nine months ended December 31, 2012 was $1.9 million and $7.7 million, respectively. Cash settlement of coupon redemptions during the three and nine months ended December 31, 2012 was $2.0 million and $5.5 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2012, 2011 and 2010, returns represented 2.9%, 2.7% and 3.8%, respectively, of gross sales.  For the three and nine months December 31, 2012, product returns represented 3.7% and 2.8% of gross sales, respectively.  At December 31, 2012 and March 31, 2012, the allowance for sales returns was $4.3 million and $3.3 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 2.5% to 3.8% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2012 by approximately $0.5 million.  Net income would have been adversely affected by approximately $0.3 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine months ended December 31, 2012 would have adversely affected our reported sales and operating income by approximately $0.2 million and $0.5 million, respectively, while our net income would have been adversely affected by approximately $0.1 million and $0.3 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $3.3 million for the fiscal year ended March 31, 2012, while for the three and nine months ended December 31, 2012, we recorded obsolescence costs of $1.2 million and $2.4 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2012 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2012 by approximately $0.5 million and $0.3 million, respectively.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and nine months ended December 31, 2012 would have adversely affected our reported operating income by approximately $0.6 million and $1.7 million, respectively, while our net income would have been adversely affected by approximately $0.3 million and $1.0 million for each period, respectively.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.0% and 1.1% of accounts receivable at December 31, 2012 and March 31, 2012, respectively.  Bad debt expense for the fiscal year ended March 31, 2012 was $0.2 million, while during the three and nine months ended December 31, 2012, we recorded bad debt expense of less than $0.1 million and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2012 would have resulted in a decrease in reported operating income of approximately $0.4 million and a decrease in our reported net income of approximately $0.3 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and nine months ended December 31, 2012 would have resulted in a decrease in reported operating income of $0.2 million and $0.5 million, respectively, and a decrease in our reported net income of less than $0.1 million and $0.2 million, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,543.5 million and $1,574.2 million at December 31, 2012 and March 31, 2012, respectively.  At December 31, 2012, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$160,157	$7,389	$167,546

Intangible assets, net
Indefinite-lived:
Analgesics	342,165	—	342,165
Cough & Cold	185,452	—	185,452
Gastrointestinal	214,060	—	214,060
Eye & Ear Care	172,552	—	172,552
Dermatologicals	149,927	—	149,927
Oral Care	61,438	—	61,438
Other OTC	—	—	—
Household Cleaning	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,125,594	119,820	1,245,414

Finite-lived:
Analgesics	4,250	—	4,250
Cough & Cold	22,968	—	22,968
Gastrointestinal	12,536	—	12,536
Eye & Ear Care	8,707	—	8,707
Dermatologicals	6,532	—	6,532
Oral Care	18,739	—	18,739
Other OTC	28,445	—	28,445
Household Cleaning	—	28,347	28,347
Total finite-lived intangible assets, net	102,177	28,347	130,524

Total intangible assets, net	1,227,771	148,167	1,375,938

Total goodwill and intangible assets, net	$1,387,928	$155,556	$1,543,484

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Fiber Choice, Sominex and Debrox brands comprise the majority of the value of the intangible assets within the OTC

Healthcare segment.  The Chore Boy, Comet, and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

On October 31, 2012, we sold Phazyme, a non-core OTC brand. As a result of this divestiture, we reduced the net book value of our intangible assets by $15.6 million. Also, as a result of the divestiture of Phazyme, we reduced goodwill by $6.4 million.

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
Recent sales results present a snapshot as to how the brand has performed in the most recent time periods and represent another factor in the determination of brand value.  In addition, projected sales growth provides information about the strength and potential longevity of the brand.  A brand that has both strong current and projected sales generally warrants a higher valuation and a longer life than a brand that has weak or declining sales.  Similarly, consideration is given to the potential investment, in the form of advertising and promotion that is required to reinvigorate a brand that has fallen from favor.

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

As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions and we may be required to record additional impairment charges in the future. However, no impairment charge was recorded during the nine months ended December 31, 2012.

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

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record additional impairment charges in the future.  However, no impairment charge was recorded during the nine months ended December 31, 2012.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $3.0 million and $2.4 million for the nine months ended December 31, 2012 and 2011, respectively.

Loss Contingencies
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of such loss is reasonably estimable.  Contingent losses are often resolved over longer periods of time and involve many factors, including:

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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements. However, our arrangement with GSK, as discussed in Note 2 to the Consolidated Financial Statements, provided that, during the term of the arrangement, we would receive a net monthly remittance and, therefore we have reported a net amount due from GSK in our accounts receivable at March 31, 2012 of $8.4 million. Since this arrangement ended on June 30, 2012, we do not have any amounts due from GSK included in our accounts receivable at December 31, 2012.
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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A., of our Annual Report on Form 10-K for our fiscal year ended March 31, 2012 and in Part II, Item 1A. of this quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2012, we had variable rate debt of approximately $467.5 million under our 2012 Term Loan and $40.0 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2012 of approximately $1.4 million and $4.4 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2012 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level. Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions, and the timing of the reintroduction of competitors' products that have had supply issues also have a significant impact on consumer buying decisions and, as a result, on our sales. The structure and quality of our sales force, as well as sell-through of our products affect the continued listing of our products, in-store position, wall display space and inventory levels in retail stores. If we are unable to maintain our current distribution network, product listings in retail stores, inventory levels and in-store positioning of our products at our customers, our sales and operating results will be adversely affected. Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in the number of product innovations by our competitors or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations.

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

•	Consumer spending may continue to be curtailed, resulting in downward pressure on our sales;

•
Our customers may continue to ration the number of products that reach store shelves, resulting in a reduction of the number of products that are carried at retail, particularly those that are not number one or two in their category;

•
Our customers may continue to reduce overall inventory levels to strengthen their working capital positions, which could result in additional sales reductions for us during those periods in which our customers implement such strategies;

•	Our customers may continue to increase the number and breadth of products that are sold via their “private label” to the detriment of our branded products;

•
Our customers may continue to reduce store count by closing additional marginally performing stores resulting in sales reductions, potential working capital reductions, and an inability to repay amounts owed to us; and

•
Our suppliers may suffer from sales reductions, which could diminish their working capital, impede their ability to provide product to us in a timely manner or in sufficient quantities, and result in an increase in prices.

In particular, one third party manufacturer that produces products for one of our brands sold internationally has filed for bankruptcy protection. As a result of that and a shortage of certain raw materials, we have been unable to obtain sufficient quantities of some of the products provided by this manufacturer, which has had an adverse effect on our business, financial condition and results of operations. Although this manufacturer has committed to continue supplying us with product through February 2013 while we arrange for an alternate supplier, we have not yet been able to obtain sufficient quantities of some of the products. In addition, the manufacturer has substantially increased our cost for these products, which may have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2012, we had relationships with 62 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 77.1% of gross sales for the nine months ended December 31, 2012. The fact that we do not have long-term contracts with certain manufacturers means they could cease producing products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

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

Although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results from operations. In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 7, 2013	By:	/s/ RONALD M. LOMBARDI
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