Form 10-K
period 2013-03-31
Prestige Brands Holdings, Inc.
filed 2013-05-17
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
660 White Plains Road Tarrytown, New York 10591 (914) 524-6800
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2012 was $850.6 million.
As of May 6, 2013, the Registrant had 51,147,329 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1. BUSINESS

Note About Forward-Looking Statements
Certain statements in this report, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including without limitation, in the following sections: “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” "seek," “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g., “2013”) refers to our fiscal year ended March 31 of that year.

We sell well-recognized, brand name, over-the-counter (“OTC”) healthcare and household cleaning products largely in North America.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage in these categories.  Our ultimate success is dependent on several factors, including our ability to:

•	Develop effective sales, advertising and marketing programs;

•	Integrate our acquired brands;

•	Grow our existing product lines;

•	Develop innovative new products;

•	Respond to the technological advances and product introductions of our competitors; and

•	Continue to grow our presence in the United States and international markets.

2013 Divestiture

In 2013, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GlaxoSmithKline plc ("GSK") in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

2012 Acquisitions

In 2012, we acquired 17 brands, which we believe are key to our growth strategy in the OTC Healthcare category and complementary to our existing OTC Healthcare brands. On January 31, 2012, we completed the acquisition of the first 15 North American OTC Healthcare brands, including the related contracts, trademarks and inventory from GSK and its affiliates (the “GSK Brands I”) for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC®, Goody's® and Ecotrin® brands of pain relievers; Beano®, Gaviscon®, Phazyme®, Tagamet® and Fiber Choice® gastrointestinal brands; and the Sominex® sleep aid brand. On March 30, 2012, we completed the acquisition of the Debrox® and Gly-Oxide®

brands in the United States from GSK (the “GSK Brands II" and together with the GSK Brands I, the "GSK Brands”), including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory and apportionment adjustment. In April 2012, we received the post-closing inventory and apportionment adjustments, attributable to both GSK Brands I and GSK Brands II, which required us to pay an additional $2.8 million to GSK, and in May 2012, we received a revised post-closing inventory and apportionment adjustment, attributable to GSK Brands II, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.

2011 Acquisitions

In 2011, we acquired six brands, which we believe are also key to our growth strategy in the OTC Healthcare category and complementary to our existing OTC Healthcare brands. On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”), which owned five brands: Efferdent®, Effergrip®, PediaCare®, Luden's® and NasalCrom®. On January 6, 2011, we completed the acquisition of certain assets comprising the Dramamine® brand in the United States.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 93.0%, 92.0%, and 93.0% of our net revenues for 2013, 2012 and 2011, respectively, during the period the respective brands were owned by us.

Major Brands	Market Position(1)	Market Segment(2)	Market Share(3) (%)	ACV(4) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	42.5	93.7
Clear Eyes®	#2	Eye Allergy/Redness Relief	19.9	94.6
Compound W®	#1	Wart Removal	37.5	91.8
Dramamine®	#1	Motion Sickness	38.8	94.4
Efferdent®	#2	Denture Cleanser Tablets	31.6	96.0
Little Remedies®	#5	Pediatric Healthcare	4.7	86.3
Luden's®	#3	Cough Drops	5.5	96.8
PediaCare®	#2	Pediatric Healthcare	5.6	89.9
The Doctor’s® NightGuard®	#1	Bruxism (Teeth Grinding)	32.3	50.4
The Doctor’s® Brushpicks®	#2	Disposable Dental Picks	15.0	46.5
BC®/Goody's®	#1	Analgesic Powders	99.0	70.9
Beano®	#1	Gas Prevention	93.8	89.0
Debrox®	#1	Ear Wax Removal	47.9	89.0
Gaviscon® (5)	#2	Upset Stomach Remedies	15.2	94.0
Dermoplast®	#3	Pain Relief Sprays	16.3	66.4
Murine®	#2	Ear Wax Removal	11.0	65.6
New-Skin®	#1	Liquid Bandages	63.8	84.6
Wartner®	#3	Wart Removal	2.6	10.3
Fiber Choice®	#3	Fiber Laxative Supplements	5.6	81.3
Ecotrin®	#2	Aspirin	3.9	81.7

Household Cleaning:
Chore Boy®	#2	Soap Free Metal Scrubbers	11.7	14.5
Comet®	#1	Abrasive Tub and Tile Cleaner	37.2	94.8
Spic and Span®	#6	Dilutable All Purpose Cleaner	1.4	55.7

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market share and ranking for our brands based in part on data generated by Information Resources, Inc., an independent market research firm (“IRI”). IRI reports Total U.S. Multi-Outlet retail sales data in the food, drug, mass merchandise markets (including Walmart), Dollar Stores, selected Warehouse Clubs (BJ's and Sam's) and DeCA military commissaries, representing approximately 90% of Prestige Brands categories for retail sales.

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)	“Market share” is based on sales dollars in the United States, as calculated by IRI for the 52 weeks ended March 24, 2013.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by IRI for the 52 weeks ended March 24, 2013.  ACV measures the ratio of the weighted sales volume of stores that sell a particular product to all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand is not as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

(5)	Gaviscon is distributed by us in Canada only and the market information was obtained from an independent third party market research firm for the period ending November 17, 2012.

Our products are sold through multiple channels, including mass merchandisers and drug, grocery, dollar and club stores, which reduces our exposure to any single distribution channel.

We have developed our brand portfolio through the acquisition of strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as growth brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners.  Consequently, these brands did not benefit from the focus of senior level personnel or strong marketing support.  We also believe that the brands we have purchased from smaller private companies were constrained by the limited financial resources of their prior owners.  After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network.  We pursue this growth through increased advertising and promotion, new sales and marketing strategies, improved packaging and formulations, and innovative new products.  Our business, business model, competitive strengths and growth strategy face various risks that are described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Competitive Strengths

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market well-recognized consumer brands, many of which were established over 60 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category. Our five legacy core OTC Healthcare brands are Chloraseptic, Clear Eyes, Compound W, Little Remedies and The Doctor's. As a result of our fiscal 2011 acquisitions, we added four brands to our core OTC Healthcare brands (Efferdent, PediaCare, Luden's, and Dramamine). In fiscal 2012, we added five brands to our core OTC Healthcare brands (BC, Goody's, Beano, Gaviscon and Debrox).  We provide significant marketing support to our core brands that is designed to enhance our sales growth and our long-term profitability.  The markets in which we sell our products, however, are highly competitive and include numerous national and global manufacturers, distributors, marketers and retailers.  Many of these competitors have greater research and development and financial resources than us and may be able to spend more aggressively on sales, advertising and marketing programs and research and development, which may have an adverse effect on our competitive position.

Strong Competitor in Attractive Categories
We compete in product categories that address recurring consumer needs.  We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions, and our low-cost operating model.  However, a significant increase in the number of product introductions or increased advertising, marketing and trade support by our competitors in these markets could have a material adverse effect on our business, financial condition and results from operations.

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products.  As an example of this philosophy, in 2013, we launched PediaCare Nighttime Multi-Symptom Cold reliever, Little Remedies Soothing Syrup, Luden's Moisture Drops, Chloraseptic Warming Spray for sore throat, BC Powder in a new cherry flavor and Fiber Choice Fruity Bites fiber gummies. In 2012, we launched four new PediaCare Infant Formula products, PediaCare 24 Hour Allergy Relief, Dramamine for Kids, Efferdent Crystals, Efferdent PM overnight denture cleanser, and Comet Stainless Steel, among other product introductions. In 2011, we launched Little Fevers® Fever Reducer and Little Colds® Honey Elixir under our Little Remedies line in addition to Clear Eyes Cooling Comfort Redness Relief and Itchy Eye Relief.   Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we outsource the operating elements of these functions to well-established third-party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure, with low overhead, limited working capital requirements, and minimal investment in capital expenditures as evidenced by the following:

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2013	55.7	8.3	1.6
2012	51.6	12.9	0.1
2011	50.8	12.5	0.2

In 2013, our gross margin percentage increased 4.1%. In 2012, our gross margin percentage increased 0.8%. Both increases were due primarily to the brands we acquired from GSK, as such brands have higher gross margins. General and administrative costs, as a percentage of total revenues, decreased 4.6% in 2013 versus 2012, primarily as a result of higher costs associated with the acquisition of the GSK Brands, which were incurred in 2012 and increased revenues in 2013. General and administrative costs, as a percentage of total revenues, increased 0.4% in 2012 versus 2011, primarily as a result of costs associated with the acquisition of GSK Brands I. In 2013, our capital expenditures as a percentage of revenues increased 1.5% versus 2012. This was due to an increase in capital expenditures for leasehold improvements associated with our new corporate office lease, as well as higher equipment purchases primarily resulting from the increased personnel and systems requirements associated with the acquisition of the GSK Brands.

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

Growth Strategy

In order to continue to enhance our brands and drive growth, we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising;

•	Sales Excellence;

•	Extraordinary Customer Service; and

•	Innovation and Product Development.

We execute this strategy through the following efforts:

•	Investments in Advertising and Promotion

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted coupon programs and in-store advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  For example, in 2011, after acquiring Efferdent, Effergrip, PediaCare, Luden's, NasalCrom and Dramamine, we spent approximately 28.4% of the revenues associated with these combined brands in order to drive future growth. In 2013 and 2012, the advertising and promotion spend related to these brands was 18.6% and 16.0% of revenue, respectively. Additionally, advertising and promotion spend for our five legacy core OTC Healthcare products was approximately 16.3%, 15.0%, and 15.8% of revenue in 2013, 2012 and 2011, respectively. In 2013, advertising and promotional spend on the core brands acquired from GSK was approximately 18.4% of the revenues associated with these brands. Given the competition in our industry and the contraction of the U.S. economy, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, no assurance can be given that we can maintain any increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2013, we launched PediaCare Nighttime Multi-Symptom Cold reliever, Little Remedies Soothing Syrup, Luden's Moisture Drops, Chloraseptic Warming Spray for sore throat, BC Powder in a new cherry flavor and Fiber Choice Fruity Bites fiber gummies. In 2012, we launched four new PediaCare Infant Formula products, PediaCare 24 Hour Allergy Relief, Dramamine for Kids, Efferdent Power Clean Crystals, Efferdent PM, Luden's with Vitamin C, Clear Eyes All Season Outdoor Eye Drop, New Skin Anti-Chafing Spray and Comet Stainless Steel Cleanser line. In addition, we introduced a new AccuSafe® dosing system across our Little Remedies and PediaCare infant analgesics products. In 2011, we launched Little Fevers Fever Reducer and Little Colds Honey Elixir under our Little Remedies line in addition to Clear Eyes Cooling Comfort Redness Relief and Itchy Eye Relief. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels

Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we have altered our focus by expanding our reliance on direct sales while reducing our reliance on brokers.  We believe this philosophy allows us to better:

•Know our customer;

•Service our customer; and

•Support our customer.

While we make great efforts to both maintain our customer base and grow in new markets, there is a risk that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our business, financial condition and results from operations.

•	Growing Our International Business

International sales beyond the borders of North America represented 2.7%, 3.5% and 4.2% of revenues in 2013, 2012, and 2011, respectively.  International sales beyond the borders of North America also grew 10.6% and 7.5% in 2013 and 2012, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues will continue to grow. As a percentage of total revenues, international sales have decreased as a result of increased domestic sales, attributable mostly to the acquired GSK Brands, specifically BC and Goody's, which are sold exclusively in the United States. In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license a large multinational company to market the Comet brand in Eastern

Europe.  Since a number of our other brands have previously been sold internationally, we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition (see "Our History and Accomplishments" below). In 2012, we acquired 17 OTC Healthcare brands from GSK. In 2011, we acquired five brands from Blacksmith and acquired Dramamine. Prior to these three acquisitions, our last acquisition was the Wartner brand of OTC wart treatment products in 2006.  While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our operating results could be adversely affected in the event we (i) do not realize all of the anticipated operating synergies and cost savings from acquisitions, (ii) do not successfully integrate acquisitions or (iii) pay too much for these acquisitions. In the past, we utilized various debt offerings to help us acquire certain brands or businesses. For example, in 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better positioned us to pursue the Blacksmith and Dramamine acquisitions and potential future acquisition targets. In 2012, we completed an offering of senior notes, entered into new senior secured term loan and revolving credit facilities and ratably secured our existing senior notes with the new term loan facility. We used the net proceeds from the senior notes offering, together with borrowings under the new senior secured term loan facility, to finance the acquisition of the 17 OTC brands acquired from GSK, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. In 2013, we sold one of the acquired GSK Brands, Phazyme, and used the proceeds to repay debt.

Market Position

During 2013, approximately 77.0% of our net revenues were from brands with a number one or number two market position, compared with approximately 67.0% and 73.0% during 2012 and 2011, respectively.  These brands were Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, The Doctor’s, Murine and New-Skin for each of the above periods, as well as Dramamine and Efferdent in 2011 and 2012, BC/Goody's, Beano, Debrox and Gaviscon in 2012, and    PediaCare® and Ecotrin® in 2013.

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

In October 2004, we acquired the Little Remedies brand of pediatric OTC products through our purchase of Vetco, Inc.  Products offered under the Little Remedies brand included Little Noses® nasal products, Little Tummys® digestive health products, Little Colds® cough/cold remedies, and Little Remedies New Parents Survival Kit.

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

In September 2006, we acquired Wartner USA B.V. (“Wartner”), the owner of the Wartner brand of OTC wart treatment products in the United States and Canada.  The Wartner brand, which is the number three brand in the U.S. OTC wart treatment category, has enhanced and we expect will continue to enhance our market position in the category, complementing Compound W.

On October 28, 2009, we sold our three shampoo brands - Prell Shampoo, Denorex Dandruff Shampoo and Zincon Dandruff Shampoo.  The terms of the sale included an upfront receipt of $8.0 million in cash, with a subsequent receipt of $1.0 million in cash on October 28, 2010.   We used the proceeds from the sale to reduce outstanding bank indebtedness.

In March 2010, we refinanced our outstanding long-term indebtedness through entry into a $150.0 million senior term loan facility due April 1, 2016 (the “2010 Senior Term Loan”), and the issuance of $150.0 million in senior notes with an 8.25% interest rate due 2018.  Proceeds from the new indebtedness were used to retire our senior term loan facility originally due April 1, 2011 and 9.25% senior subordinated notes originally due April 15, 2012.  Additionally, our new credit agreement included a $30.0 million revolving credit facility due April 1, 2015. The refinancing and new credit facility improved our liquidity, extended maturities, and improved covenant ratios, all of which better positioned us to pursue strategic acquisitions.

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million. The operating results of Cutex are presented as discontinued operations in the Consolidated Financial Statements for the year ended March 31, 2011.

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith for $190.0 million in cash, plus a working capital adjustment of $13.4 million. Additionally, we paid $1.1 million on behalf of Blacksmith for the sellers' transaction costs. As a result of this acquisition, we acquired five OTC brands: Efferdent, Effergrip, PediaCare, Luden's and NasalCrom. In connection with the acquisition of Blacksmith, in November 2010, we (i) executed an Increase Joinder to our existing credit agreement pursuant to which we entered into an incremental term loan in the amount of $115.0 million and increased our revolving credit facility by $10.0 million to $40.0 million; and (ii) issued an additional $100.0 million aggregate principal amount of 8.25% senior notes due 2018. The purchase price for Blacksmith was funded from the incremental term loan and the issuance of the 8.25% senior notes and cash on hand.

On January 6, 2011, we completed the acquisition of certain assets comprising the Dramamine brand in the United States for $77.1 million in cash, including transaction costs incurred in the acquisition of $1.2 million. The purchase price was funded by cash on hand. The Dramamine brand is complementary to our existing OTC brands.
On January 31, 2012, we completed the acquisition of the 15 GSK Brands I, including the related contracts, trademarks and inventory, for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. On March 30, 2012, we completed the acquisition of Debrox and Gly-Oxide, the two GSK Brands II, in the United States, including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory and apportionment adjustment.
On January 31, 2012, in connection with the completed acquisition of the GSK Brands I, we (i) issued 8.125% senior notes due in 2020 in an aggregate principal amount of $250.0 million (the “2012 Senior Notes”), and (ii) entered into a new senior secured credit facility, which consists of a $660.0 million term loan facility with a seven-year maturity (the “2012 Term Loan”) and a $50.0 million asset-based revolving credit facility with a five-year maturity (the “2012 ABL Revolver”). In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. Additionally, in connection with the entry into the new senior secured credit facilities, we repaid the outstanding balance of and terminated our 2010 Senior Term Loan.

On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

On February 21, 2013, we entered into Amendment No. 1 (the "Amendment") to the 2012 Term Loan. The Amendment provides for the refinancing of all of our existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans original maturity date. In addition, the Amendment provides us with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement.

Products
We conduct our operations through two principal business segments:

•	Over-the-Counter Healthcare; and

•	Household Cleaning.

Over-the-Counter Healthcare Segment

Our portfolio of OTC Healthcare products includes 14 core brands, including five from the GSK acquisitions. Our core OTC brands are: Chloraseptic sore throat remedies, Clear Eyes eye drops, Compound W wart removers, Little Remedies pediatric healthcare products, The Doctor’s brand of oral care products, Efferdent and Effergrip denture products, Luden's cough drops, PediaCare pediatric healthcare products, Dramamine motion sickness products, BC and Goody's analgesic powders, Beano gas prevention, Gaviscon antacids, and Debrox ear drops. Our other significant brands include Dermoplast first-aid products, Murine eye and ear care products, NasalCrom allergy relief product, New-Skin liquid bandage, Wartner wart removers, Fiber Choice fiber laxative supplements, and Ecotrin aspirin.  In 2013, the OTC Healthcare segment accounted for 86.1% of our net revenues compared to 78.2% and 69.7% in 2012 and 2011, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment.  The Chloraseptic brand has an ACV of 93.7% and is number one in Sore Throat Liquids/Lozenges with a 42.5% market share.

Clear Eyes
Clear Eyes, with an ACV of 94.6%, has been marketed as an effective eye care product that helps eliminate redness and helps moisturize the eye.  Clear Eyes is among the leading brands in the OTC personal eye care category.  Clear Eyes is the number two brand in the Eye Allergy/Redness Relief category with 19.9% market share.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced almost 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off®, a cryogenic-based wart removal system.  We believe that Compound W is one of the most trusted names in wart removal. Compound W is the number one wart removal brand in the United States with a 37.5% market share and an ACV of 91.8%.

Dramamine
Dramamine is the number one brand in the $72.3 million Motion Sickness Tablets category with a 38.8% market share and distribution of over 94.4% ACV. The product line includes the new Dramamine for Kids, and a Less Drowsy formula and Chewable form in addition to the top selling Dramamine original product.

Efferdent and Effergrip
Efferdent Denture Cleanser holds a 31.6% share and the number two position in the $148.0 million Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser segment. In 2012, we introduced Efferdent Power Clean Crystals denture cleanser. In its introductory year, Power Clean Crystals has garnered a 2.3% share of the market and has successfully brought new consumers into the Efferdent franchise. Efferdent enjoys distribution of over 96.0% ACV. Effergrip denture adhesive competes in the $296.4 million adhesives category and holds a 0.4% share of the market.

Little Remedies
Little Remedies is a full line of pediatric OTC products that contain no alcohol, saccharin, artificial flavors or coloring dyes, including: (i) Little Noses, a product line consisting of an assortment of nasal saline products; (ii) Little Colds, a product line consisting of a multi-symptom cold relief formula, sore throat relief products, a cough relief formula, a decongestant and a combined decongestant plus cough relief formula; (iii) Little Tummys, a product line consisting of gas relief drops, laxative drops and gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups; and (iv) Little Teethers, a product line offering teething relief. Little Remedies holds a 4.7% market share of the competitive Pediatric Healthcare market, and ACV of 86.3%.

Luden's
Luden's throat drops heritage spans more than 120 years. Among the fastest growing brands in the $612.0 million Cough Drops category, Luden's has a 5.5% share of the market and distribution of more than 96.8% ACV. Luden's Wild Cherry is the number two selling item in the Cough Drop category, and a Sugar Free line extension was launched in 2011.

PediaCare
PediaCare is a full line of pediatric multi-symptom cough, cold and allergy products. In 2011, we launched a comprehensive line of pain relievers and fever reducers for both children and infants in addition to a new 24 Hour Allergy Relief offering. In 2013, we launched improved flavor profiles for the PediaCare pain reliever and fever reducers for children and infants and PediaCare Nighttime Multi-Symptom Cold reliever. PediaCare currently holds a 5.6% share of the market and the number three position in the $1,100.0 million Pediatric Healthcare market. All PediaCare products combined have distribution of 89.9% ACV.

The Doctor’s
The Doctor’s is a line of products designed to help consumers maintain good oral hygiene in between dental office visits.  The market is driven primarily by two niche segments: bruxism (nighttime teeth grinding) and interdental cleaning.  The Doctor’s NightGuard dental protector was the first FDA cleared OTC treatment for bruxism. The Doctor's NightGuard currently holds a 32.3% share of the market and the number one position in the Teeth Grinding market. The Doctor's NightGuard also has a distribution of 50.4% ACV.

BC/Goody's
BC and Goody's compete in the $3.0 billion Adult Analgesic category (excluding convenience stores). They are the number one OTC pain relievers in a powder form.   Developed in the Southeast region over 80 years ago, their unique form delivers fast pain relief. The combined brands have a 2.6% share of the Adult Analgesic category nationally according to IRI, but are the number one adult analgesic in Southeast Convenience stores according to IRI.  BC is available in Original and Arthritis formulas as well as newly introduced BC Cherry Powder.  Goody's includes Extra Strength, Back & Body, PM and Cool Orange and the new Goody's Caplets. We expect to introduce Goody's Headache Relief Shot in Fiscal Year 2014.

Beano
Beano commands a 93.8% share and the number one position in the Gas Prevention segment and the number two overall position in the $245.0 million anti-gas category. The product is formulated with a unique digestive enzyme that works naturally with the body to prevent gas symptoms before they start. In 2010, the brand developed a proprietary delivery system and launched Beano Meltaways, a dissolvable tablet that fills the consumer need for a more discreet way to manage the condition.

Debrox
Debrox is the number one brand of OTC ear wax removal aids, with a 47.9% share of the Ear Wax Removal segment. The product line consists of two items: an ear wax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing ear wax build up while in the privacy of their homes. Debrox is the number one trusted brand with doctors and pharmacists according to Encuity Research LLC and Pharmacy Times, and is their number one choice for a recommended treatment to their patients with ear wax build up.

Gaviscon
Gaviscon is currently the number two brand in the $134.6 million Canadian Upset Stomach Remedy category with a 15.2% market share. The brand grew 8.0% in 2013, outperforming the category which grew 2.0%. Gaviscon's success is attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to keep stomach acid from backing up into the esophagus.

Dermoplast
Dermoplast is currently the number three brand in the $34.5 million Pain Relief Sprays market. Dermoplast is sold to hospitals and institutions in addition to retail stores. The brand holds a 16.3% market share and a distribution of 66.4% ACV.

Murine
Murine is currently the number two brand in the $40.8 million Ear Wax Removal category with an 11.0% market share. The brand has a distribution of 65.6% ACV.

New-Skin
New-Skin holds a 63.8% market share and the number one position in the $23.4 million Liquid Bandages market. New-Skin has a distribution of 84.6% ACV.

Wartner
Wartner is currently the number three brand in the Wart Removal market with a 2.6% market share. The brand has a distribution of 10.3% ACV.

Fiber Choice
Fiber Choice currently holds the number three position in the $400.8 million Fiber Laxative Supplements category with a 5.6% market share. The brand has a distribution of 81.3% ACV.

Ecotrin
Ecotrin currently holds the number two position in the $525.0 million Aspirin category with a 3.9% market share. The brand has a distribution of 81.7% ACV.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2013, the Household Cleaning segment accounted for 13.9% of our revenues, compared with 21.8% and 30.3% in 2012 and 2011, respectively.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920s.  Over the years, the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  Chore Boy holds an 11.7% share of the market and a number two position in the Soap Free Metal Scrubbers market.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized Household Cleaning brands with an ACV of 94.8%.  Comet competes in the abrasive tub and tile cleaner sub-category of the Household Cleaning category that includes abrasive powders, creams, liquids and non-abrasive sprays.  Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

Spic and Span
Spic and Span was introduced in 1925 and is marketed as the complete home cleaner, with three product lines consisting of (i) dilutables, (ii) an anti-bacterial hard surface spray for counter tops and (iii) glass cleaners.  Each of these products can be used for multi-room and multi-surface cleaning.

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based upon the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing professionally designed, creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products, and the execution of professionally designed support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands, which we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year to year and generally revolve around new product introductions.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 46.7%, 69.5% and 74.4% of our combined gross sales for 2013, 2012 and 2011, respectively.  Our sales management team has grown to 44 people in order to focus on our key customer relationships.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience and club stores.  The following table sets forth the percentage of gross sales across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2013	2012	2011
Mass	32.2	33.2	33.0
Food	19.4	21.1	21.8
Drug	22.7	25.8	25.0
Dollar	9.3	9.4	9.8
Convenience	5.9	2.8	2.6
Club	3.1	2.3	2.3
Other	7.4	5.4	5.5

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product lines, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, CVS, Target and Dollar Tree.  Sales to our top five and ten customers accounted for approximately 26.9% and 33.8% of total gross sales, respectively, in 2013 compared with approximately 40.0% and 50.1% of total gross sales, respectively, in 2012 and approximately 41.7% and 53.0% of total gross sales, respectively, in 2011.  No single customer other than Walmart accounted for more than 10% of our gross sales in any of those years. During 2013, 2012 and 2011, Walmart accounted for approximately 15.9%, 18.9% and 20.3%, respectively, of our gross revenues. In 2012 and 2011, none of our other top five customers accounted for less than 3% of our gross sales. However, in 2013, two of our top five customers accounted for less than 3% of our gross sales. Sales to our top customers decreased as a percentage of our gross sales in 2013 due to a shift in our channels of distribution from mass merchandisers and food and drug stores to convenience stores. For the majority of our convenience store sales, we use distributors to manage brand and product distribution to that channel.

Our strong customer relationships and product recognition allow us to attempt to capitalize on a number of important strategic opportunities, including (i) minimization of slotting fees, (ii) maximization of new product introductions, (iii) maximization of shelf space prominence, and (iv) minimization of cash collection days.  We believe that our emphasis on strong customer relationships, speed and flexibility and leading sales technology capabilities, combined with consistent marketing support programs and ongoing product innovation, will continue to maximize our competitiveness in the increasingly complex retail environment.

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Kmart	Drug	CVS
	Meijer		Rite Aid
	Target		Walgreens
Walmart
		Dollar	Dollar General
Food	Ahold		Dollar Tree
	Kroger		Family Dollar
Publix
	Safeway	Club	BJ’s Wholesale Club
	Supervalu		Costco
Sam’s Club
Convenience	McLane
HT Hackney
Core Mark

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill all of our manufacturing needs.  We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance, and (v) competitive pricing.  We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services from product development through the manufacturing of finished goods.  They are responsible for such matters as (i) production planning, (ii) product research and development, (iii) procurement, (iv) production, (v) quality testing, and (vi) almost all capital expenditures.  In most instances, we provide our contract manufacturers with guidance in the areas of (i) product development, (ii) performance criteria, (iii) regulatory guidance, (iv) sourcing of packaging materials, and (v) monthly master production schedules.  This management approach results in minimal capital expenditures and maximizes our cash flow, which allows us to reinvest to support our marketing initiatives, fund brand acquisitions or repay outstanding indebtedness.

At March 31, 2013, we had relationships with 66 third-party manufacturers.  Of those, we had long-term contracts with 22 manufacturers that produced items that accounted for approximately 75.3% of our gross sales for 2013 compared to 20 manufacturers with long-term contracts that accounted for approximately 70.6% of our gross sales in 2012.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2013, suppliers for our key brands included (i) GlaxoSmithKline, (ii) Fitzpatrick Bros. Inc., (iii) Aspen Pharmacare, (iv) Pharma Tech Industries, (v) BestSweet, Inc., and (vi) Aaron Industries, Inc. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments.

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

We manage product distribution in the continental United States primarily through one facility located in St. Louis, which is owned and operated by a third-party provider.  Our warehouse provider provides warehouse services with respect to our full line of products, including storage, handling and shipping, as well as transportation services with respect to our full line of products, including (i) complete management services, (ii) claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) automation and freight payment services.

If our warehouse provider abruptly stopped providing warehousing or transportation services to us, our business operations could suffer a temporary disruption while we engage new service providers.  We believe this process could be completed quickly and any resulting temporary disruption would not be likely to have a significant effect on our business, operating results or financial condition.  However, a serious disruption, such as a flood or fire, to our distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time required to reopen or replace our distribution center.  As a result, any such serious or prolonged disruption could have a material adverse effect on our business, financial condition and results from operations.

Competition

The business of selling brand name consumer products in the OTC Healthcare and Household Cleaning categories is highly competitive.  These markets include numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.     In addition, like most companies that market products in these categories, we are experiencing increased competition from “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict the extent to which consumers will purchase “private label” products as an alternative to branded products.

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol®, and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our PediaCare and Little Remedies brands; The Procter & Gamble Company, maker of Vicks®, and Reckitt Benckiser, maker of Cepacol®, each of which competes with our Chloraseptic brand; Kraft Foods, maker of Halls®, which competes with our Luden's brand; The Procter & Gamble Company, maker of Fixodent®, and GlaxoSmithKline, maker of Polident®, each of which competes with our Efferdent brand; and Insight Pharmaceuticals, Inc., maker of Bonine®, which competes with our Dramamine brand. Sunstar America, Inc., maker of the GUM® line of oral care products, as well as DenTek® Oral Care, Inc., which markets a dental protector for nighttime teeth grinding and interdental toothpicks, compete with our The Doctor's oral care brand.

Top competitors of our newly acquired GSK Brands categories include: McNeil-PPC (owned by Johnson & Johnson), maker of Tylenol®, Pfizer, maker of Advil®, and Novartis Consumer Healthcare, maker of Excedrin®, each of which competes with our BC, Goody's and Ecotrin brands. The Procter & Gamble Company, maker of Metamucil®, which competes with our Fiber Choice brand; Novartis Consumer Healthcare, maker of Gas X®, which competes with our Beano brand; and GSK, maker of Tums®, which competes with our Gaviscon and Tagamet brands.

Competitors in the Household Cleaning category include: Henkel AG & Co., maker of Soft Scrub®, Colgate-Palmolive Company, maker of Ajax® Cleanser, and The Clorox Company, maker of Tilex®, each of which competes with our Comet brand.  Additionally, Clorox’s Pine Sol® and The Procter & Gamble Company’s Mr. Clean® compete with our Spic and Span brand, while 3M Company, maker of Scotch-Brite®, O-Cel-O® and Dobie® brands, and Clorox’s SOS® compete with our Chore Boy brand.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions, and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of new product introductions and the levels of advertising spending by our competitors could have a material adverse effect on our business, financial condition and results from operations.

Many of the competitors noted above are larger and have substantially greater research and development and financial resources than we do, and may therefore have the ability to spend more aggressively and consistently on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions. See “Competitive Strengths”

above for additional information regarding our competitive strengths and “Risk Factors” below for additional information regarding competition in our industry.

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third-party manufacturers on quality-related matters, while we monitor their compliance with FDA regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of the highest quality and in compliance with known regulatory requirements.  If the FDA chooses to audit a particular manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product, which could have a material adverse effect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may also have a material adverse effect on our business, financial condition and results from operations.

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

Certain of our OTC drug products are New Drug Applications (“NDA”) and Abbreviated New Drug Applications (“ANDA”) products and are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

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

Certain of our Household Cleaning products are considered pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We market and distribute certain household products under our Comet and Spic and Span brands that make antibacterial and/or disinfectant claims governed by FIFRA.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our Comet and Spic and Span products that make antibacterial and/or disinfectant claims are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

Other Regulations
We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to import/export regulations and antitrust issues.  To the extent we decide to commence or expand operations in additional countries, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency.  We must also comply with product labeling and packaging regulations that may vary from country to country.  Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products.  Our failure to comply with these regulations can also result in a product being removed from sale in a particular market, either temporarily or permanently.  In addition, we are subject to FTC and state regulations, as well as foreign regulations, relating to our product claims and advertising.  If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties, which could have a material adverse effect on our business, financial condition and results from operations.

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Cinch®, Clear Eyes, Comet, Compound W, Dermoplast, Dramamine, Efferdent, Effergrip, Freeze Off, Little Remedies, Longlast®, Luden's, Momentum®, Murine, NasalCrom, New-Skin, PediaCare, Percogesic®, Spic and Span, The Doctor’s Brushpicks, The Doctor’s NightGuard, Wartner, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Fiber Choice, Sominex, Debrox and Gly-Oxide.

Our trademarks and trade names are how we convey that the products we sell are “brand name” products.  Our ownership of these trademarks and trade names is very important to our business, as it allows us to compete based on the value and goodwill associated with these marks.  We may also license others to use these marks.  Additionally, we own or license patents on innovative and proprietary technology.  The patents evidence the unique nature of our products, provide us with exclusivity, and afford us protection from the encroachment of others.  None of the patents that we own or license, however, is material to us on a consolidated basis. Enforcing our rights, or the rights of any of our licensors, represented by these trademarks, trade names and patents is critical to our business but is expensive.  If we are not able to effectively enforce our rights, others may be able to dilute our trademarks, trade names and patents and diminish the value associated with our brands and technologies, which could have a material adverse effect on our business, financial condition and results from operations.

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

Employees
We employed approximately 117 full time individuals at March 31, 2013.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders

We had no backlog orders at March 31, 2013 or 2012.

Available Information

Our Internet address is www.prestigebrands.com.  We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as the Proxy Statement for our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference, including any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
660 White Plains Road
Tarrytown, New York 10591
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

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 19.9% within the Allergy/Redness Relief segment, its top competitor, Visine®, has a market share of 24.1% in the same segment.  In contrast, certain of our brands with number one market positions have a similar market share relative to our competitors.  For example, Compound W has a number one market position of 37.5% of the Wart Removal segment and its top competitor, Dr. Scholl’s®, has a market position of 37.0% in the same category.  Finally, while our New-Skin liquid bandage product has a number one market position and a market share of 63.8%, the size of the Liquid Bandages market is relatively small, particularly when compared to the much larger bandage category.  See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products affect the continued offering of our products, in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, product offerings in retail stores, inventory levels and in-store positioning of our products, our sales and operating results will be adversely affected.  Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the number of product innovations by our competitors or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations.

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us.  Competitive pricing may require us to reduce prices, which may result in lost sales or a reduction of our profit margins.  Future price adjustments, product changes or new product introductions by our competitors or our inability to react with price adjustments, product changes or new product introductions of our own could result in a loss of market share, which could have a material adverse effect on our business, financial condition and results from operations.

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales and the loss of one or more of these customers could reduce our gross sales and have a material adverse effect on our business, financial condition and results of operations.

For 2013, our top five and ten customers accounted for approximately 26.9% and 33.8%, respectively, of our sales, compared with approximately 40.0% and 50.1%, respectively, for 2012 and 41.7% and 53.0%, respectively, for 2011.  Walmart, which itself accounted for approximately 15.9%, 18.9% and 20.3% of our sales in 2013, 2012 and 2011, respectively, is our only customer that accounted for 10% or more of our sales.  We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations.

In addition, our business is based primarily upon individual sales orders.  We typically do not enter into long-term contracts with our customers.  Accordingly, our customers could cease buying products or reduce the number of items they buy from us at any time and for any reason.  The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us or reduces the number of items purchased.  If a significant number of our smaller customers, or any of our significant customers, elect not to purchase products from us, our business, financial condition and results from operations could be adversely affected.

Our business has been and could continue to be adversely affected by the slow economic recovery in the United States.

The uncertainty surrounding the current slow economic recovery in the United States recession has affected and could continue to materially affect our business because such economic challenges could adversely affect consumers, our customers and suppliers.  Specifically:

•	Consumer spending may continue to be curtailed, resulting in downward pressure on our sales;

•
Our customers may continue to ration the number of products that reach store shelves resulting in a reduction of the number of products that are carried at retail, particularly those that are not number one or two in their category;

•
Our customers may continue to reduce overall inventory levels to strengthen their working capital positions which could result in additional sales reductions for us during those periods that our customers implement such strategies;

•	Our customers may continue to increase the number and breadth of products that are sold via their “private label” to the detriment of our branded products;

•	Our customers may continue to reduce store count by closing additional marginally performing stores resulting in sales reductions, and an inability to repay amounts owed to us; and

•
Our suppliers may suffer from sales reductions which could diminish their working capital, impede their ability to provide product to us in a timely manner or in sufficient quantities, and result in an increase in prices.

We depend on third-party manufacturers to produce the products we sell.  If we are unable to maintain these manufacturing relationships or fail to enter into additional relationships, as necessary, we may be unable to meet customer demand and our sales and profitability could suffer as a result.

All of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner, and such manufacturers may not allocate sufficient capacity to us in order that we may meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times can compromise required product validation and stability protocol, which may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.   In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, sales and gross margins, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use may also increase the cost of the products we purchase which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers.  A situation such as this could also have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2013, we had relationships with 66 third-party manufacturers.  Of those, we had long-term contracts with 22 manufacturers that produced items that accounted for approximately 75.3% of our gross sales for 2013, compared to 20 manufacturers with long-term contracts that produced approximately 70.6% of gross sales in 2012.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Price increases for raw materials, labor, energy and transportation costs could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins) and packaging component prices and labor, energy and fuel costs could have a significant impact on our financial condition and results from operations.  If we are unable to increase the price for our products or continue to achieve cost savings in a rising cost environment, such cost increases would reduce our gross margins and could have a material adverse effect on our financial condition or results from operations. If we increase the price for our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

Disruption in our St. Louis distribution center may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

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

In the event that we decide to divest of a brand or product line, we may encounter difficulty finding, or be unable to find, a buyer on acceptable terms in a timely manner.  The pursuit of divestitures could also divert management's attention from our business operations and result in a delay in our efforts to achieve our strategic objectives.

Our risks associated with doing business internationally increase as we expand our international footprint.

During 2013, 2012 and 2011, approximately 2.7%, 3.5% and 4.2%, respectively, of our total revenues were attributable to our international business. International sales beyond the borders of North America grew 10.6% and 7.5% in 2013 and 2012, respectively. We generally rely on brokers and distributors for the sale of our products in foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

•	Changes in the legislative or regulatory requirements of the countries or regions where we do business;

•	Currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

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

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at analogous levels of government in foreign jurisdictions.

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold.  If we or our third-party manufacturers or distributors fail to comply with those regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or the cessation of product sales and may adversely affect the marketing of our products, of revenues which could have a material adverse effect on our business, financial condition and results from operations.

The FDC Act and FDA regulations require that the manufacturing processes of our third-party manufacturers must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs.  A history of general compliance in the past is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

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

We may be required to pay for losses or injuries purportedly caused by our products.  From time to time we are subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or inadequate warnings concerning side effects and interactions with other substances.  Any product liability claims may result in negative publicity that may adversely affect our sales and operating results.  Also, if one of our products is found to be defective, we may be required to recall it, which we have done on several recent occasions.  Recalls may result in substantial costs and negative publicity, as well as negatively impact inventory levels, which may adversely affect our business, sales and operating results.

Although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our financial condition and results from operations.  In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

If we are unable to protect our intellectual property rights, our ability to compete effectively in the market for our products could be negatively impacted.

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

Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace.  Brand dilution or the introduction of competitive brands could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, and thereby negatively impact our sales.  Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources, financial or otherwise, to protect these rights through litigation or other means.  In addition, third parties may assert claims against our intellectual property rights, and we may not be able to successfully resolve those claims, which would cause us to lose the right to use the intellectual property subject to those claims.  Such loss could have a material adverse effect on our financial condition and results from operations.  Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights which could require us to incur substantial fees and expenses and have a material adverse effect on our financial condition and results from operations.

We license certain of our trademarks to third party licensees, who are bound by their respective license agreement to protect our trademarks from infringement and adhere to defined quality requirements.  If a licensee of our trademarks fails to adhere to the contractually defined quality requirements, our business and financial results could be negatively impacted if one of our brands suffers a substantial impairment to its reputation due to real or perceived quality issues.  Further, if a licensee fails to protect one of our licensed trademarks from infringement, we might be required to take action, which could require us to incur substantial fees and expenses.

Virtually all of our assets consist of goodwill and intangibles.

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired.  We recorded charges in 2010 and 2009 for impairment of certain assets and in the event that the value of those assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities.  As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

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

Our indebtedness could adversely affect our financial condition, and the significant amount of cash we need to service our debt will not be available to reinvest in our business.

At March 31, 2013, our total indebtedness, including current maturities, is approximately $978.0 million.

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

The terms of the indentures governing the 2010 Senior Notes and the 2012 Senior Notes, and the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver allow us to issue and incur additional debt upon satisfaction of conditions set forth in the respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2013, we had $42.0 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

Our operating flexibility is limited in significant respects by the restrictive covenants in our senior credit facility and the indentures governing our senior notes.

Our senior credit facility and the indentures governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

•	Borrow money or issue guarantees;

•	Pay dividends, repurchase stock from, or make other restricted payments to, stockholders;

•	Make investments or acquisitions;

•	Use assets as security in other transactions;

•	Sell assets or merge with or into other companies;

•	Enter into transactions with affiliates;

•	Sell stock in our subsidiaries; and

•	Direct our subsidiaries to pay dividends or make other payments to us.

Our ability to engage in these types of transactions is generally limited by the terms of the senior credit facility and the indenture governing the senior notes, even if we believe that a specific transaction would positively contribute to our future growth, operating results or profitability.  However, if we are able to enter into these types of transactions under the terms of the senior credit facility and the indentures, or if we obtain a waiver with respect to any specific transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate, or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore, have a material adverse effect on our business, financial condition and results from operations.

In addition,our senior credit facility requires us to maintain certain leverage, interest coverage and fixed charge ratios.  Although we believe we can continue to meet and/or maintain the financial covenants contained in our credit agreement, our ability to do so may be affected by events outside our control.  Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility.  Any failure by us to comply with the terms and conditions of the credit agreement and the indentures governing the senior notes could have a material adverse effect on our financial condition.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2013 would have been approximately $970.9 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2013, the book value of our current assets was $164.2 million.  Although the book value of our total assets was $1,739.8 million, approximately $1,540.8 million was in the form of intangible assets, including goodwill of $167.5 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

Any failure to comply with the restrictions of the senior credit facility, the indentures governing the senior notes or any other subsequent financing agreements may result in an event of default.  Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions apply.  In addition, the lenders may be able to terminate any commitments they had made to supply us with additional funding.  As a result, any default by us under our credit agreement, indentures governing the senior notes or any other financing agreement could have a material adverse effect on our financial condition.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of, and from time to time in the ordinary cause of business we are involved in, litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  Conversely, we may be required to initiate litigation against others to protect the value of our intellectual property and the goodwill associated therewith or enforce an agreement or contract that has been breached.  These matters are extremely time consuming and expensive, but may be necessary to maintain enterprise value, protect our assets and realize the benefits of the agreements and contracts that we have negotiated and safeguard our future.  As a result, litigation may adversely affect our business, financial condition and results of operations.

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

Our annual and quarterly results from operations may fluctuate significantly because of numerous factors, including:

•	Increases and decreases in average quarterly revenues and profitability;

•	The rate at which we make acquisitions or develop new products and successfully market them;

•	Our inability to increase the sales of our existing products and expand their distribution;

•	Adverse regulatory or market events in the United States or in our international markets;

•	Litigation matters;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Unanticipated increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

Our financial reporting complies with GAAP, which is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting, our financial condition and results from operations could be adversely affected.

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

Interruptions and breaches of computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” could impair our ability to conduct business.

Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data.  If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Tarrytown, New York, a suburb of New York City.  Primary functions performed at the Tarrytown facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  We believe our Tarrytown facility is adequate for these functions, and the lease expires on March 31, 2018.  We also have an administrative center in Jackson, Wyoming which we also believe is adequate for our needs there.  Primary functions performed at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2018; however, we have the option to renew the lease on an annual basis. In May 2012, we also entered into a three-year office lease in Rogers, Arkansas. All of our facilities serve the OTC Healthcare and Household Cleaning segments.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low sales prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through April 30, 2013 are as follows:

	High	Low
Year Ending March 31, 2014
April 1, 2013 - April 30, 2013	$27.42	$25.51

Year Ended March 31, 2013
Quarter Ended:
June 30, 2012	$17.84	$12.50
September 30, 2012	17.16	15.05
December 31, 2012	21.92	16.30
March 31, 2013	26.35	19.48

Year Ended March 31, 2012
Quarter Ended:
June 30, 2011	$13.00	$10.68
September 30, 2011	13.62	8.35
December 31, 2011	11.74	8.15
March 31, 2012	17.86	11.07

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by us during the year ended March 31, 2013 that were not registered under the Securities Act.

There were no purchases of shares of our common stock made during the quarter ended March 31, 2013, by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of April 30, 2013, there were 31 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Preferred Stock Dividend
On February 26, 2012, we declared a dividend of one preferred share purchase right (a “Right”), payable on March 8, 2012, for each share of our common stock, par value $0.01 per share, outstanding as of March 8, 2012 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at a price of $65.00 per one one-thousandth of a Preferred Share subject to a dilution adjustment.

In connection with the distribution of the Rights, we entered into a Rights Agreement (the “Rights Agreement”), dated as of February 27, 2012, between us and Computershare Trust Company, N.A., as Rights Agent. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

Adjustments to Executive Compensation
On May 14, 2013, the Compensation Committee (the "Compensation Committee") of the Board of Directors approved the following cash bonuses payable pursuant to the Annual Cash Incentive Plan for certain of the Company's named executive officers: (i) Mr. Matthew M. Mannelly, $1,140,000, (ii) Mr. Ronald M. Lombardi, $489,000, and (iii) Mr. Timothy J. Connors, $368,000. The Compensation Committee also approved the following extraordinary equity grants under the Company's 2005 Long-Term Equity Incentive Plan for outstanding performance: (i) Mr. Mannelly, 20,000 restricted stock units, (ii) Mr. Lombardi, 15,000 restricted stock units, and (iii) Mr. Connors, 15,000 restricted stock units, all of which will vest in three approximately equal annual installments beginning on the first anniversary of the date of grant.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2008, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2008.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The peer group index was established in 2011 by the Company in connection with research regarding improvements to our executive compensation program in light of the significant recent growth of the Company.  Based on the Company’s use of the peer group for executive compensation benchmarking purposes, we believe the peer group should be included in the Performance Graph.

## COMPARISON OF CUMULATIVE TOTAL RETURN

Prestige Brands Holdings, Inc.
Peer Group Index
Russell 2000 Index
S&P Smallcap 600 Index
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013

ASSUMES $100 INVESTED ON MAR. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2013

	March 31,
Company/Market/Peer Group	2008	2009	2010	2011	2012	2013
Prestige Brands Holdings, Inc.	$100.00	$63.33	$110.02	$140.59	$213.69	$314.06
Russell 2000 Index	100.00	62.49	101.70	127.94	127.69	148.49
S&P SmallCap 600 Index	100.00	61.94	101.57	127.23	133.60	155.17
Peer Group Index (1)	100.00	64.74	110.41	140.22	159.69	200.90

(1)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The peer group index was constructed in connection with the Company’s analysis of its executive compensation program in light of the Company's significant recent growth. The peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Hi Tech Pharmacal Co. Inc., (iv) Helen of Troy, Ltd., (v) Inter Parfums, Inc., (vi) Lifetime Brands, Inc., (vii) Maidenform Brands, Inc., (viii) Smart Balance, Inc., (ix) USANA Health Sciences, Inc., (x) WD-40 Company, and (xi) Zep, Inc.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.

(In thousands, except per share data)	Year Ended March 31,
	2013	2012	2011	2010	2009
Income Statement Data
Total revenues	$623,597	$441,085	$336,510	$292,602	$294,346
Cost of sales (1)	276,381	213,701	165,632	139,158	138,909
Gross profit	347,216	227,384	170,878	153,444	155,437
Advertising and promotion	90,630	57,127	42,897	30,923	37,376
General and administrative (2)	51,467	56,700	41,960	34,195	31,888
Depreciation and amortization	13,235	10,734	9,876	10,001	8,872
Impairment of goodwill and intangibles	—	—	—	—	249,285
Interest expense, net	84,407	41,320	27,317	22,935	28,436
Gain on settlement	—	(5,063)	—	—	—
Loss on extinguishment of debt	1,443	5,409	300	2,656	—
Income (loss) from continuing operations before income taxes	106,034	61,157	48,528	52,734	(200,420)
Provision (benefit) for income taxes	40,529	23,945	19,349	20,664	(10,876)
Income (loss) from continuing operations	65,505	37,212	29,179	32,070	(189,544)

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	—	—	591	(112)	2,768
(Loss) gain on sale of discontinued operations, net of income tax	—	—	(550)	157	—
Net income (loss) available to common stockholders	$65,505	$37,212	$29,220	$32,115	$(186,776)

Basic earnings per share:
Income (loss) from continuing operations	$1.29	$0.74	$0.58	$0.64	$(3.80)
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—	0.06
Net income (loss)	$1.29	$0.74	$0.58	$0.64	$(3.74)
Diluted earnings per share:
Income (loss) from continuing operations	$1.27	$0.73	$0.58	$0.64	$(3.80)
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—	0.06
Net income (loss)	$1.27	$0.73	$0.58	$0.64	$(3.74)

Weighted average shares outstanding:
Basic	50,633	50,270	50,081	50,013	49,935
Diluted	51,440	50,748	50,338	50,085	49,935

Other comprehensive (loss) income	(91)	(13)	—	1,334	(335)
Comprehensive income (loss)	$65,414	$37,199	$29,220	$33,449	$(187,111)

	Year Ended March 31,
Other Financial Data	2013	2012	2011	2010	2009
Capital expenditures	$10,268	$606	$655	$673	$481
Cash provided by (used in):
Operating activities	137,605	67,452	86,670	59,427	66,679
Investing activities	11,221	(662,206)	(275,680)	7,320	(4,672)
Financing activities	(152,117)	600,434	161,247	(60,831)	(32,904)

	March 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Cash and cash equivalents	$15,670	$19,015	$13,334	$41,097	$35,181
Total assets	1,739,799	1,758,276	1,056,918	791,412	801,381
Total long-term debt, including current maturities	978,000	1,135,000	492,000	328,087	378,337
Stockholders’ equity	477,943	402,728	361,832	329,059	294,385

(1)	For 2012 and 2011, cost of sales included $1.8 million and $7.3 million, respectively, of charges related to the step-up of inventory associated with acquisitions.

(2)
General and administrative expense included $13.8 million of costs related to the GSK Brands acquisition and $1.7 million of unsolicited offer defense costs in 2012, and $7.7 million of costs related to the acquisitions of Blacksmith and Dramamine in 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as those described in future reports filed with the SEC.

General
We are engaged in the marketing, sales and distribution of brand name OTC healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets and dollar and club stores primarily in the United States and Canada.  We continue to use the strength of our brands, our established retail distribution network, a low-cost operating model, and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our brand portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  We pursue this growth through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations, and innovative development of brand extensions.

Acquisitions

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GSK to acquire a total of 17 North American OTC Healthcare brands for $660.0 million in cash (the "GSK Agreement").

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the GSK Brands I for $615.0 million in cash, including the related contracts, trademarks and inventory. The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand.

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the Debrox and Gly-Oxide brands in the United States for $45.0 million in cash, including the related contracts, trademarks and inventory.

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

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K. In April 2012, we received the post-closing inventory and apportionment adjustments, attributable to both GSK Brands I and GSK Brands II, which required us to pay an additional $2.8 million to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, attributable to GSK Brands II, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.
Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned those processes to us. We incurred $6.9 million in TSA costs for the year ended March 31, 2013. Pursuant to the TSA, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

The allocation of the purchase price to assets acquired is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $663.0 million purchase price to the assets we acquired at the GSK Brands I and GSK Brands II acquisition dates:

(In thousands)	GSK Brands I (January 31, 2012)	GSK Brands II (March 30, 2012)	Total
Inventory	$14,820	$250	$15,070
Prepaid expenses	3,575	—	3,575
Trade names	542,892	81,257	624,149
Goodwill	17,401	2,831	20,232
Total purchase price	$578,688	$84,338	$663,026

Transaction and other costs of $13.8 million associated with the GSK Brands acquisition are included in general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income for 2012.

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of assets acquired. The amount of goodwill deductible for tax purposes is $20.2 million.

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at March 31, 2013 was 18.0 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements from February 1, 2012, while the operating results of the GSK Brands II are included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the year ended March 31, 2013 were $211.2 million, and net income was $27.4 million.

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith for $190.0 million in cash, plus a working capital adjustment of $13.4 million, and we paid an additional $1.1 million on behalf of Blacksmith for the seller's transaction costs. In 2011, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.
As a result of this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. We believe the acquisition of the five brands enhances our position in the OTC market and that these brands will benefit from a targeted advertising and marketing program, as well as our business model of outsourcing manufacturing and the elimination of redundant operations. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
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

Transaction and other costs of $7.2 million associated with the Blacksmith acquisition are included in general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income for 2011.

We recorded goodwill based on the amount by which the purchase price exceeded the fair value of net assets acquired. The amount of goodwill deductible for tax purposes is $4.6 million.

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated useful life of 15 years. The weighted average remaining life for the amortizable intangible assets at March 31, 2013 was 12.6 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations from November 1, 2010 through March 31, 2011 were $34.8 million and the net loss was $4.8 million.

The following table provides our combined unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the acquisitions of Blacksmith and the GSK Brands occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence processes associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company's borrowing and tax rates. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the acquisition of Blacksmith and the GSK Brands been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

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

The allocation of the purchase price to assets acquired is based on valuations we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $77.1 million purchase price to the assets we acquired comprising the assets of the Dramamine brand:

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

The following table summarizes the results of discontinued operations:

(In thousands)	Year Ended March 31,
	2013	2012	2011
Components of Income
Revenues	$—	$—	$4,027
Income (loss) from discontinued operations, net of tax	—	—	591

Sale of the Phazyme Brand

On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including: marketing, operations, finance and other services from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. However, the buyer elected to extend the Canadian TSA support on a month to month basis. As part of the ongoing Phazyme TSA, our Canadian distributor will, among other things, ship products, invoice customers, collect from customers and pay certain vendors on the buyer's behalf.

The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates. The most critical accounting policies are as follows:

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered. At the completion of the promotional program, these estimated amounts are adjusted to actual amounts. Our related promotional expense for 2013, 2012, and 2011 was $35.6 million, $32.2 million, and $21.3 million, respectively. In 2013, 2012, and 2011 we participated in over 9,000, 7,000, and 6,000 promotional campaigns, respectively. For all three years, the average cost per campaign was less than $5,000. Of such amount, approximately 1,400, 1,000, and 1,000 payments were in excess of $5,000 in 2013, 2012, and 2011, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for each of 2013, 2012, and 2011, our operating income would have been reduced by approximately $3.6 million, $3.2 million, and $2.1 million, respectively. Net income would have been adversely affected by approximately $2.2 million, $1.9 million, and $1.3 million, respectively.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2013, we had 263 coupon events.  The amount recorded against revenues and accrued for these events during the year was $8.3 million. Cash settlement of coupon redemptions during the year was $7.3 million.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2013, 2012 and 2011, returns represented 2.9%, 2.9% and 2.7%, respectively, of gross sales.  At March 31, 2013 and 2012, the allowance for sales returns was $6.4 million and $3.3 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.7% to 2.9% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2013 by approximately $1.0 million.  Net income would have been reduced by approximately $0.6 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2013, 2012, and 2011 were $3.2 million, $3.3 million and $0.2 million, respectively, or 0.5%, 0.8% and 0.1%, respectively, of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.1% of accounts receivable at both March 31, 2013 and 2012.  Bad debt expense in each of the years 2013, 2012 and 2011 was $0.3 million, representing less than 0.1% of net sales for each of 2013, 2012 and 2011.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales in 2013 would have resulted in a decrease in reported operating income of approximately $0.6 million, and a decrease in our reported net income of approximately $0.4 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,540.8 million and $1,574.2 million at March 31, 2013 and 2012, respectively.  At March 31, 2013 and 2012, goodwill and intangible assets were apportioned among similar product groups within our two operating segments as follows:

	March 31, 2013			March 31, 2012
	Over-the- Counter Healthcare	Household Cleaning	Consolidated	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$160,157	$7,389	$167,546	$166,313	$7,389	$173,702

Intangible assets, net
Indefinite-lived:
Analgesics	341,123	—	341,123	342,164	—	342,164
Cough & Cold	185,453	—	185,453	185,453	—	185,453
Gastrointestinal	213,639	—	213,639	214,060	—	214,060
Eye & Ear Care	172,318	—	172,318	172,552	—	172,552
Dermatologicals	149,927	—	149,927	149,927	—	149,927
Oral Care	61,438	—	61,438	61,438	—	61,438
Other OTC	—	—	—	—	—	—
Household Cleaning	—	119,820	119,820	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,123,898	119,820	1,243,718	1,125,594	119,820	1,245,414

Finite-lived:
Analgesics	4,341	—	4,341	4,585	—	4,585
Cough & Cold	22,527	—	22,527	17,803	—	17,803
Gastrointestinal	12,805	—	12,805	27,690	—	27,690
Eye & Ear Care	8,573	—	8,573	9,109	—	9,109
Dermatologicals	6,321	—	6,321	7,651	—	7,651
Oral Care	18,551	—	18,551	19,880	—	19,880
Other OTC	28,493	—	28,493	38,734	—	38,734
Household Cleaning	—	27,911	27,911	—	29,656	29,656
Total finite-lived intangible assets, net	101,611	27,911	129,522	125,452	29,656	155,108

Total intangible assets, net	1,225,509	147,731	1,373,240	1,251,046	149,476	1,400,522

	$1,385,666	$155,120	$1,540,786	$1,417,359	$156,865	$1,574,224

The decrease in goodwill of $6.2 million for 2013 was primarily due to the sale of the Phazyme brand. As discussed in Note 8 to the Consolidated Financial Statements, we reduced goodwill by $6.4 million as a result of this divestiture. The decrease in the indefinite-lived intangible assets of $1.7 million for 2013 was due to a reclassification to finite-lived intangible assets related to the acquired GSK Brands, as discussed in Note 9 to the Consolidated Financial Statements. The decrease in the finite-lived intangible assets of $25.6 million for 2013 was primarily due to the sale of the Phazyme brand, combined with the amortization of the acquired GSK Brands. As discussed in Note 9 to the Consolidated Financial Statements, we reduced the net book value of our intangible assets by $15.6 million as a result of the Phazyme divestiture.

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Fiber Choice, Dermoplast, New-Skin, Sominex, and Debrox brands comprise the majority of the value of the intangible assets within the OTC Healthcare segment.  The Chore Boy, Comet and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

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

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013, 2012 and 2011.  Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

Goodwill
As of March 31, 2013, we had 15 reporting units with goodwill, including six reporting units resulting from the acquisition of the GSK Brands. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values.  In performing this analysis, management considers the same types of information as listed below in regard to finite-lived intangible assets.  In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.

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

Impairment Analysis
We utilize the discounted cash flow method to estimate the fair value of our indefinite-lived intangible assets and goodwill and the undiscounted cash flow method to estimate the fair value of our finite-lived intangible assets.  This methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2013, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge in 2013.

The aggregate fair value exceeded the carrying value by 57.6%. Two individual reporting unit's fair value exceeded their carrying values by less than 10.0%. The first reporting unit's associated carrying value of goodwill and intangible assets amounted to $8.0 million at March 31, 2013. The second reporting unit's associated carrying value of goodwill and intangible assets amounted to $58.4 million at March 31, 2013. Additionally, certain brands, including certain of our household brands, have experienced recent revenue declines. While the fair value of these reporting units exceeds the carrying value by more than 10%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.

In accordance with recent guidance from the FASB, an entity is permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and became effective for the Company in 2013. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $3.8 million, $3.1 million and $3.6 million during 2013, 2012 and 2011, respectively.  During 2011, performance goals related to certain restricted stock grants were met and recorded accordingly.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $2.1 million during 2014.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units and stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Company's 2005 Long-Term Equity Incentive Plan (the "Plan"). On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 shares of restricted common stock units to the independent members of the Board of Directors under the Plan. On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 shares of restricted common stock units and stock options to acquire 21,978 shares of our common stock to Matthew M. Mannelly, our President and CEO, under the Plan.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued guidance relating to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this new guidance is not expected to have a material impact on our Consolidated Financial Statements. However, our TSA with GSK provided that, during the term of the arrangement, we would receive a net monthly remittance and, therefore, we have reported a net amount due from GSK in our accounts receivable at March 31, 2012 of $8.4 million. Since the TSA ended June 30, 2012, we do not have any amounts due from GSK in our accounts receivable at March 31, 2013.
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

In February 2013, the FASB issued guidance relating to the disclosure of items reclassified out of accumulated other comprehensive income. The new guidance requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. Early adoption is permitted. The update impacts presentation and disclosure only, and therefore adoption is not expected to have a material impact on our Consolidated Financial Statements.

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

Results of Operations

2013 compared to 2012

Revenues	2013	%	2012	%	Increase (Decrease)%
Analgesics	$108,144	17.3	$18,930	4.3	$89,214	471.3
Cough & Cold	126,974	20.3	116,669	26.4	10,305	8.8
Gastrointestinal	97,940	15.7	29,489	6.7	68,451	232.1
Eye & Ear Care	86,380	13.9	74,363	16.9	12,017	16.2
Dermatologicals	52,401	8.4	52,592	11.9	(191)	(0.4)
Oral Care	49,617	8.0	46,551	10.6	3,066	6.6
Other OTC	15,475	2.5	6,407	1.4	9,068	141.5
Total OTC Healthcare Revenues	536,931	86.1	345,001	78.2	191,930	55.6
Household Cleaning	86,666	13.9	96,084	21.8	(9,418)	(9.8)
Consolidated Revenues	$623,597	100.0	$441,085	100.0	$182,512	41.4

Revenues for 2013 were $623.6 million, an increase of $182.5 million, or 41.4%, versus 2012.  Revenues for 2013 increased versus the prior year primarily due to the impact of the acquisition of 17 GSK Brands in the fourth quarter of 2012, which increased 2013 revenues by $180.8 million versus 2012 by adding $211.2 million in 2013 to our OTC Healthcare segment revenues versus $30.4 million in 2012. Revenues for the Household Cleaning segment declined 9.8% during 2013 versus 2012.  Revenues from customers outside of North America, which represent 2.7% of total revenues, increased by $1.6 million, or 10.6%, during 2013 versus 2012.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $191.9 million, or 55.6%, during 2013 versus 2012. The GSK Brands added $180.8 million, while our legacy OTC Healthcare brands contributed to the remainder of the net revenue increase. Revenue increases for Chloraseptic, Little Remedies, PediaCare, Dramamine, and Efferdent products were partially offset by revenue decreases in our other OTC Healthcare brands.  We believe our core OTC Healthcare brands have continued to benefit from increased advertising and promotional investment, which has translated into organic sales growth.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $9.4 million, or 9.8%, during 2013 versus 2012. Comet revenues decreased primarily due to lower demand for non-abrasive products. Spic and Span revenues decreased as a result of lower demand for dilutables.

Cost of Sales	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$211,654	39.4	$143,151	41.5	$68,503	47.9
Household Cleaning	64,727	74.7	70,550	73.4	(5,823)	(8.3)
	$276,381	44.3	$213,701	48.4	$62,680	29.3

Cost of sales increased $62.7 million, or 29.3%, during 2013 versus 2012. As a percent of total revenue, cost of sales decreased from 48.4% in 2012 to 44.3% in 2013. The decrease in cost of sales as a percent of revenues was primarily due to the lower cost of sales associated with the GSK Brands and the change in product mix associated with the acquired GSK Brands. This decrease was partially offset by the higher cost of sales percentage for the Household Cleaning products.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $68.5 million, or 47.9%, during 2013 versus 2012.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 41.5% during 2012 to 39.4% during 2013. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK Brands, which have lower cost of sales.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $5.8 million, or 8.3%, during 2013 versus 2012.  As a percentage of Household Cleaning revenues, cost of sales increased from 73.4% during 2012 to 74.7% during 2013. The increase in the cost of sales percentage was the result of lower revenues and higher product costs associated with promotional products and other discounting.

Gross Profit	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$325,277	60.6	$201,850	58.5	$123,427	61.1
Household Cleaning	21,939	25.3	25,534	26.6	(3,595)	(14.1)
	$347,216	55.7	$227,384	51.6	$119,832	52.7

Gross profit during 2013 increased $119.8 million, or 52.7%, versus 2012. As a percentage of total revenues, gross profit increased from 51.6% in 2012 to 55.7% in 2013. The higher gross profit was primarily the result of the acquired GSK Brands, which increased gross profit by $113.9 million, partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet. The increase in gross profit as a percentage of revenues was primarily due to the higher gross profit recognized as a result of the larger percentage of overall sales of OTC Healthcare products, which provide a higher gross profit margin than the Household Cleaning products.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $123.4 million, or 61.1%, during 2013 versus 2012.  As a percentage of revenues, gross profit in the OTC Healthcare segment increased from 58.5% during 2012 to 60.6% during 2013. The increase in gross profit percentage was primarily the result of higher margins on the GSK Brands we acquired. The full year impact of the acquired GSK Brands in 2012 contributed $113.9 million to gross profit in 2013.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $3.6 million, or 14.1%, during 2013 versus 2012.  As a percentage of Household Cleaning revenues, gross profit decreased from 26.6% during 2012 to 25.3% during 2013. The decrease in gross profit percentage was the result of the lower revenues, attributable to the Comet and Spic and Span brands, and higher product costs associated with promotional products and other discounting in the Comet brand.

Contribution Margin	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$240,740	44.8	$149,955	43.5	$90,785	60.5
Household Cleaning	15,846	18.3	20,302	21.1	(4,456)	(21.9)
	$256,586	41.1	$170,257	38.6	$86,329	50.7

Contribution margin, a non-GAAP financial measure, is defined as gross profit less advertising and promotional expenses, and is discussed further in Note 19 to the Consolidated Financial Statements. Contribution margin for 2013 increased $86.3 million, or 50.7%, versus 2012. The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending in the OTC Healthcare segment. The acquired GSK Brands added $88.4 million to total contribution margin.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $90.8 million, or 60.5%, during 2013 versus 2012.  The contribution margin increase was the result of the increase in gross margin of the OTC Healthcare segment as previously discussed, offset by a $32.6 million, or 62.9%, increase in advertising and promotional spending, of which $25.5 million related to the GSK Brands. The GSK Brands added $88.4 million to the contribution margin of the OTC Healthcare segment.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $4.5 million, or 21.9%, during 2013 versus 2012. The contribution margin decrease was the result of the decrease in gross profit as previously discussed, and an increase in advertising and promotional spending for the Comet brand.

General and Administrative
General and administrative expenses were $51.5 million for 2013 versus $56.7 million for 2012. The decrease in general and administrative expenses was due primarily to higher acquisition costs in 2012 related to the acquisition of the GSK Brands of $13.8 million and higher professional fees in 2012 of $1.2 million incurred. These costs were offset by $5.2 million of higher compensation costs associated with increased personnel, a lease termination charge of $1.0 million associated with our office relocation, $0.8 million of excess TSA costs associated with the GSK Brands acquisition, higher product regulatory and insurance charges of $0.7 million, warehouse relocation costs of $0.7 million and higher business development and consulting costs of $0.5 million incurred in 2013.

Depreciation and Amortization
Depreciation and amortization expense was $13.2 million for 2013 versus $10.7 million for 2012. The increase in expense was primarily attributable to the amortization of the trademarks acquired related to the GSK Brands and to the new assets placed into service associated with our new office facility in New York.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2013 and 2012, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2013 or 2012. However, reporting units whose fair value exceeded their carrying value by 5.4% or less included goodwill and intangible assets amounting to $66.4 million.

Interest Expense
Net interest expense was $84.4 million during 2013 versus $41.3 million during 2012.  The increase in interest expense was primarily the result of a higher level of indebtedness incurred as a result of the acquisition of the GSK Brands and the acceleration of a portion of our deferred financing costs and debt discount on our 2012 Term Loan.  During the year ended March 31, 2013, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated the amortization of a portion of the deferred financing costs and the debt discount related to the 2012 Term Loan in the amount of $5.1 million and $2.6 million, respectively. The average cost of funds increased to 7.9% for 2013 versus 6.7% for 2012. This increase was attributed to the accelerated portion of the deferred financing costs and debt discount. The average indebtedness outstanding increased from $621.1 million during 2012 to $1,065.0 million during 2013. The increase in the average indebtedness outstanding was the result of the additional borrowings related to the acquisition of the GSK Brands in January 2012.

Loss on Extinguishment of Debt
In February 2013, we refinanced our 2012 Term Loan as a result of the entry into a new amendment as described in Note 11 to our Consolidated Financial Statements. In connection with the refinancing, we recognized a $1.4 million loss on the extinguishment of debt for 2013.

Income Taxes
The provision for income taxes from continuing operations during 2013 was $40.5 million versus $23.9 million in 2012.  The effective tax rate on pretax income from continuing operations was 38.2% during 2013 versus 39.2% during 2012. The 2013 tax rate reflects the impact of non-deductible compensation of $1.7 million and a non-cash benefit of $1.7 million for expected lower future state taxes.  The 2012 tax rate reflects the impact of non-deductible compensation of $1.3 million and a non-cash benefit of $1.2 million for expected lower future state taxes.

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

Revenues for 2012 were $441.1 million, an increase of $104.6 million, or 31.1%, versus 2011.  Revenues for the OTC Healthcare segment increased versus the prior year primarily due to the impact of a full year of contribution from Blacksmith and Dramamine and the acquisition of the GSK Brands I. Revenues for the Household Cleaning segment declined 5.7% during 2012 versus 2011. Revenues from customers outside of North America, which represented 3.5% of total revenues in 2012, increased by $1.1 million, or 7.5%, during 2012 versus 2011.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $110.4 million, or 47.1%, during 2012 versus 2011. Acquisitions of the Blacksmith and Dramamine brands added $72.1 million of revenue and the acquired GSK Brands I added $30.4 million of revenue, while our legacy OTC Healthcare brands contributed to the remainder of the net revenue increase. Revenue increases for Clear Eyes, Compound W, The Doctor's and Little Remedies were partially offset by revenue decreases in our other OTC Healthcare brands. We believe our core OTC Healthcare brands have continued to benefit from increased advertising and promotional investment, which has translated into organic sales growth.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $5.8 million, or 5.7%, during 2012 versus 2011. Comet revenues decreased primarily due to softer consumer consumption of non-abrasive products. Chore Boy and Spic and Span revenues increased as a result of increased promotional activity and expanded distribution and consumer demand for Spic and Span sprays and Chore Boy copper scrubbers.

Cost of Sales	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$143,151	41.5	$97,710	41.7	$45,441	46.5
Household Cleaning	70,550	73.4	67,922	66.6	2,628	3.9
	$213,701	48.4	$165,632	49.2	$48,069	29.0

Cost of sales during 2012 increased $48.1 million, or 29.0%, versus 2011. As a percentage of total revenue, cost of sales decreased from 49.2% in 2011 to 48.4% in 2012. The decrease in cost of sales as a percentage of revenues was primarily due to the charges related to the step-up adjustments related to the inventory valuation of the acquired Blacksmith and Dramamine brands in 2011 of $7.3 million, while the charges related to the step-up adjustment related to the GSK Brands I amounted to $1.8 million in 2012. Additionally, cost of sales as a percentage of revenues decreased due to the change in product mix associated with the acquired GSK Brands I, which have a lower cost of sales, offset by the higher cost of sales for the Household Cleaning products.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $45.4 million, or 46.5%, during 2012 versus 2011. As a percentage of revenues, cost of sales in the OTC Healthcare segment decreased from 41.7% during 2011 to 41.5% during 2012. The reduction in cost of sales as a percentage of revenues is primarily attributable to the acquired GSK Brands I and the full year impact of Dramamine, which are lower cost products, partially offset by the higher cost products acquired from Blacksmith brands for the full year of 2012. Additionally, the inventory step-up adjustment of $1.8 million in 2012 related to the GSK Brands I was lower than the inventory step-up adjustment in 2011 related to the Blacksmith brands and Dramamine.

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
Gross profit during 2012 increased $56.5 million, or 33.1%, versus 2011. As a percentage of total revenue, gross profit increased from 50.8% in 2011 to 51.6% in 2012. The increase in gross profit as a percentage of revenues was primarily due to the higher gross profit recognized as a result of the larger percentage of overall sales of OTC Healthcare products, which provide a higher gross profit margin than the Household Cleaning products.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $65.0 million, or 47.5%, during 2012 versus 2011. As a percentage of revenues, gross profit in the OTC Healthcare segment increased from 58.3% during 2011 to 58.5% during 2012. The full year impact in 2012 of the Blacksmith and Dramamine acquisitions increased gross profit by $36.1 million and the acquired GSK Brands I in 2012 contributed $18.4 million in gross profit. The remainder of the increase resulted from a higher sales volume of our legacy OTC Healthcare brands, as well as the reduction in the amount recognized for the step-up inventory adjustments in 2012 versus 2011. The increase in gross profit percentage was primarily the result of the reduction in the step-up adjustment in 2012, higher margins on the acquired Dramamine brand and slightly higher margins from our legacy OTC Healthcare brands, offset by lower margins on the acquired Blacksmith brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $8.5 million or 24.9%, during 2012 versus 2011. As a percentage of Household Cleaning revenues, gross profit decreased from 33.4% during 2011 to 26.6% during 2012. The decrease in gross profit percentage was the result of higher product costs associated with promotional products and other discounting in the Comet brand.

Contribution Margin	2012	%	2011	%	Increase (Decrease)%
OTC Healthcare	$149,955	43.5	$100,123	42.7	$49,832	49.8
Household Cleaning	20,302	21.1	27,858	27.3	(7,556)	(27.1)
	$170,257	38.6	$127,981	38.0	$42,276	33.0

Contribution margin, a non-GAAP financial measure, is defined as gross profit less advertising and promotional expenses, and is discussed further in Note 19 to the Consolidated Financial Statements. Contribution margin for 2012 increased $42.3 million, or 33.0%, versus 2011. The contribution margin increase was primarily the result of the higher gross profit previously discussed, offset by higher advertising and promotional spending. The acquired Blacksmith, Dramamine, and GSK Brands contributed $40.7 million to contribution margin in 2012. The increase in advertising and promotional spending was primarily attributable to the acquired brands.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $49.8 million, or 49.8%, during 2012 versus 2011. The contribution margin increase was the result of the increase in gross margin of the OTC Healthcare segment as previously discussed, offset by a $15.1 million, or 41.2%, increase in advertising and promotional spending, of which $13.9 million related to the acquired Blacksmith, Dramamine brands and the GSK Brands I.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $7.6 million, or 27.1%, during 2012 versus 2011. The contribution margin decrease was the result of the decrease in gross profit for the Household Cleaning segment as previously discussed, offset by a decrease in advertising and promotional spending for the Comet brand.

General and Administrative
General and administrative expenses were $56.7 million for 2012 versus $42.0 million for 2011. The increase in expense was due primarily to $13.8 million in costs associated with the acquisitions of the GSK Brands I, and $1.7 million in costs associated with the unsolicited proposal to acquire all of the common stock of the Company.

Depreciation and Amortization
Depreciation and amortization expense was $10.7 million for 2012 versus $9.9 million for 2011. The increase is primarily due to higher amortization related to the acquired GSK Brands I in 2012 and, to a lesser extent, the full year of amortization from the acquired Blacksmith brands in 2011.

Impairment of Intangible Assets and Goodwill
During the fourth quarters of 2012 and 2011, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2012 or 2011.

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

Loss on Extinguishment of Debt
In January 2012, we made a payment of $184.0 million to fully repay our 2010 Senior Term Loan as a result of the entry into the new senior secured credit facilities described in Note 11 to our Consolidated Financial Statements. In connection with the payoff of the 2010 Senior Term Loan, we recognized a $5.4 million loss on the extinguishment of debt for 2012. During 2011, we retired our Tranche B Term Loan facility with an original maturity date of April 6, 2011. We recognized a $0.3 million loss on the extinguishment of the Tranche B Term Loan facility for 2011.

Income Taxes
The provision for income taxes from continuing operations during 2012 was $23.9 million versus $19.3 million in 2011. The effective tax rate on pretax income from continuing operations was 39.2% during 2012 versus 39.9% during 2011. The 2012 tax rate reflects the impact of non-deductible compensation of $1.3 million and a non-cash benefit of $1.2 million for expected lower future state taxes. The 2011 tax rate reflects the impact of non-deductible transaction costs for the Blacksmith acquisition and a non-cash tax charge of $0.3 million related to our deferred tax liability for expected higher future state taxes.

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

On March 24, 2010, we entered into the 2010 Senior Term Loan, which provided for a $150.0 million senior secured term loan facility with a maturity date of March 24, 2016, entered into a $30.0 million senior secured revolving credit facility with a maturity date of March 24, 2015 (the “2010 Revolving Credit Facility” and collectively with the 2010 Senior Term Loan, the “2010 Credit Facility”) and issued $150.0 million of senior notes that bear interest at 8.25% with a maturity date of April 1, 2018 (the “2010 Senior Notes”).

In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under the 2010 Credit Facility. In addition, in November 2010, we amended the 2010 Credit Facility to increase our borrowing capacity under the 2010 Revolving Credit Facility by $10.0 million to $40.0 million. The proceeds from the preceding transactions, in addition to cash that was on hand, were used to purchase, redeem or otherwise retire all of the previously issued senior subordinated notes, to repay all amounts under our former credit facility and terminate the associated credit agreement, and fund the Blacksmith and Dramamine acquisitions.

On January 31, 2012, we issued $250.0 million of 2012 Senior Notes, with an interest rate of 8.125% and a maturity date of February 1, 2020, and also entered into a new senior secured credit facility, which consists of (i) the $660.0 million 2012 Term Loan with a seven-year maturity and (ii) the $50.0 million 2012 ABL Revolver with a five-year maturity. In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. We used the net proceeds from the 2012 Senior Notes offering, together with the borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay amounts borrowed under our 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

	Year Ended March 31,
(In thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$137,605	$67,452	$86,670
Investing activities	11,221	(662,206)	(275,680)
Financing activities	(152,117)	600,434	161,247

2013 compared to 2012
Operating Activities
Net cash provided by operating activities was $137.6 million for 2013 compared to $67.5 million for 2012.  The $70.2 million increase in net cash provided by operating activities was primarily due to the higher profitability of the Company, which was largely attributed to the acquired GSK Brands and decreased working capital of $15.6 million. The working capital decrease was mainly the result of increased accounts payable related to the procurement of inventory for the GSK Brands and higher accrued liabilities, which were mostly related to higher marketing accruals associated with the GSK Brands, and higher accrued compensation costs. These working capital decreases were partially offset by increased inventories associated with the GSK Brands.

Consistent with 2012, our cash flow from operations in 2013 exceeded net income due to the substantial non-cash charges primarily related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax and financial reporting purposes, the amortization of certain deferred financing costs and debt discount, a recognized loss on the early extinguishment of debt, and stock-based compensation costs.

Investing Activities
Net cash provided by investing activities was $11.2 million for 2013 compared to net cash used in investing activities of $662.2 million for 2012.  The increase in net cash provided by investing activities for the year ended March 31, 2013 was due primarily to acquisition of the GSK Brands acquired in the prior year, partially offset by higher capital expenditures for leasehold improvements associated with the new corporate office lease and to higher equipment purchases primarily resulting from the increased personnel and systems requirements.

Financing Activities
Net cash used in financing activities was $152.1 million for 2013 compared to net cash provided by financing activities of $600.4 million for 2012. During the year ended March 31, 2013, we repaid $190.0 million of our outstanding 2012 Term Loan debt from the cash generated from operating activities, and borrowed $33.0 million, net of repayments on our 2012 ABL Revolver. This decreased our outstanding indebtedness to $978.0 million at March 31, 2013 from $1,135.0 million at March 31, 2012. During 2012, we issued $250.0 million of the 2012 Senior Notes, and borrowed $660.0 million under our 2012 Term Loan. These borrowings were offset by voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the 2010 Credit Facility and $25.0 million against the 2012 Term Loan, payment of $184.0 million to fully repay the 2010 Senior Term Loan, and payment of $33.3 million for deferred financing costs

2012 compared to 2011
Operating Activities
Net cash provided by operating activities was $67.5 million for 2012 compared to $86.7 million for 2011.  The $19.2 million decrease in net cash provided by operating activities was primarily the result of a net cash outflow of $5.4 million related to working capital in 2012 compared to a net cash inflow of $31.4 million related to working capital in 2011 which resulted in a $36.8 million decrease in cash flow provided by working capital. This decrease was partially offset by a net increase of $17.6 million in net income plus non-cash expenses in 2012 compared to 2011, including higher acquisition and public company defense costs of $7.8 million in 2012 compared to 2011.

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

Financing Activities
Net cash provided by financing activities was $600.4 million for 2012 compared to $161.2 million for 2011.  During 2012, we issued $250.0 million of the 2012 Senior Notes, and borrowed $660.0 million under our 2012 Term Loan. These borrowings were offset by voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the 2010 Credit Facility and $25.0 million against the 2012 Term Loan, payment of $184.0 million to fully repay the 2010 Senior Term Loan, and payment of $33.3 million for deferred financing costs.  During 2011, we issued $100.0 million of 2010 Senior Notes, and borrowed $115.0 million under our 2010 Credit Facility, which was partially offset by the redemption of the remaining $28.1 million of Senior Subordinated Notes due in 2012 that bore interest at 9.25%. At March 31, 2012, our outstanding indebtedness was $1,135.0 million compared to $492.0 million at March 31, 2011.

Capital Resources

The 2010 Senior Term Loan included a discount to the lenders of $1.8 million resulting in our receipt of net proceeds of $148.2 million. The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to noteholders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million expensed. The deferred financing costs were being amortized over the term of the 2010 Senior Term Loan and are being amortized over the term of 2010 Senior Notes, and the balance was charged to expense upon the refinancing of the 2010 Credit Facility on January 31, 2012.

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

On January 31, 2012, in connection with the acquisition of the GSK Brands, we (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the 2012 ABL Revolver with a five-year maturity, and (iii) repaid in full and canceled the outstanding 2010 Credit Facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to us of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes.

On February 21, 2013, we entered into the Amendment to the 2012 Term Loan. The Amendment provides for the refinancing of all of our existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans original maturity date. In addition, the Amendment provides us with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement.  In connection with the refinancing, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
As of March 31, 2013, we had an aggregate of $978.0 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$445.0 million of borrowings under the 2012 Term Loan; and

•	$33.0 million of borrowings under the 2012 ABL Revolver

As of March 31, 2013, we had $42.0 million of borrowing capacity under the 2012 ABL Revolver.

The 2010 Senior Term Loan bore interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin.  The LIBOR rate option contained a floor rate of 1.5%.  The 2010 Senior Term Loans was fully repaid during the year ended March 31, 2012.

The 2012 Term Loan bears interest, as amended, at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs provided that LIBOR shall not be lower than 1.00%.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than the percentage of total commitments set forth in the credit agreement covering the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either March 31, 2013 or March 31, 2012 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The senior secured credit facility governing the 2012 Term Loan and 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments, and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 7.25 to 1.0 for the quarter ending March 31, 2013 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”)).

Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.50 to 1.0 for the quarter ending March 31, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ending March 31, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term.

At March 31, 2013, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year. During the year ended March 31, 2013, we made voluntary principal payments against outstanding indebtedness of $190.0 million under the 2012 Term Loan. Therefore, we are not required to make quarterly principal payments until the maturity date of January 31, 2019.

Commitments

As of March 31, 2013, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$978.0	$—	$—	$33.0	$945.0
Interest on long-term debt(1)	425.7	72.3	218.2	116.5	18.7
Purchase obligations:
Inventory costs(2)	88.2	82.4	3.2	2.0	0.6
Other costs(3)	25.7	25.7	—	—	—
Operating leases	6.3	1.9	3.4	1.0	—
Total contractual cash obligations (4)	$1,523.9	$182.3	$224.8	$152.5	$964.3

(1)
Represents the estimated interest obligations on the outstanding balances of the 2012 Term Loan, 2012 ABL Revolver, 2012 Senior Notes and 2010 Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 7.9%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three most recent fiscal years, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "future," "opportunity," "plan," "seek," "may," "should," "would," "will," “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements are based on current expectation and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I Item 1A of this Annual Report on Form 10-K.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	General economic conditions affecting our products and their respective markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	The high level of competition in our industry and markets (including, without limitation, vendor and stock keeping unit ("SKU") rationalization and expansion of private label product offerings);

•	Our ability to invest in research and development;

•	Changing consumer trends or pricing pressures which may cause us to lower our prices;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our expectations regarding increased advertising and promotion spending for acquired brands;

•	Our ability to grow our international sales;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with regulatory matters governing our industry;

•	Product liability claims, recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any adverse judgments rendered in any litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2013, we had variable rate debt of approximately $445.0 million under our 2012 Term Loan and $33.0 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ended March 31, 2013 of approximately $4.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 105.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2013

Report of Management

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2013.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (the “COSO Criteria”).

Based on management's assessment utilizing the COSO Criteria, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears below.

Prestige Brands Holdings, Inc.
May 17, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
May 17, 2013

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended March 31,
(In thousands, except per share data)	2013	2012	2011
Revenues
Net sales	$620,394	$437,838	$333,715
Other revenues	3,203	3,247	2,795
Total revenues	623,597	441,085	336,510

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	276,381	213,701	165,632
Gross profit	347,216	227,384	170,878

Operating Expenses
Advertising and promotion	90,630	57,127	42,897
General and administrative	51,467	56,700	41,960
Depreciation and amortization	13,235	10,734	9,876
Total operating expenses	155,332	124,561	94,733
Operating income	191,884	102,823	76,145

Other (income) expense
Interest income	(13)	(18)	(1)
Interest expense	84,420	41,338	27,318
Gain on settlement	—	(5,063)	—
Loss on extinguishment of debt	1,443	5,409	300
Total other expense	85,850	41,666	27,617
Income from continuing operations before income taxes	106,034	61,157	48,528
Provision for income taxes	40,529	23,945	19,349
Income from continuing operations	65,505	37,212	29,179

Discontinued Operations
Income from discontinued operations, net of income tax	—	—	591
Loss on sale of discontinued operations, net of income tax	—	—	(550)
Net income	$65,505	$37,212	$29,220

Basic earnings per share:
Income from continuing operations	$1.29	$0.74	$0.58
Income from discontinued operations and loss from sale of discontinued operations	—	—	—
Net income	$1.29	$0.74	$0.58

Diluted earnings per share:
Income from continuing operations	$1.27	$0.73	$0.58
Income from discontinued operations and loss from sale of discontinued operations	—	—	—
Net income	$1.27	$0.73	$0.58

Weighted average shares outstanding:
Basic	50,633	50,270	50,081
Diluted	51,440	50,748	50,338

Comprehensive income, net of tax:
Currency translation adjustments	(91)	(13)	—
Total other comprehensive loss	(91)	(13)	—
Comprehensive income	$65,414	$37,199	$29,220

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$15,670	$19,015
Accounts receivable, net	73,053	60,228
Inventories	60,201	51,113
Deferred income tax assets	6,349	5,283
Prepaid expenses and other current assets	8,900	11,396
Total current assets	164,173	147,035

Property and equipment, net	9,896	1,304
Goodwill	167,546	173,702
Intangible assets, net	1,373,240	1,400,522
Other long-term assets	24,944	35,713
Total Assets	$1,739,799	$1,758,276

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$51,376	$26,726
Accrued interest payable	13,894	13,889
Other accrued liabilities	31,398	23,308
Total current liabilities	96,668	63,923

Long-term debt
Principal amount	978,000	1,135,000
Less unamortized discount	(7,100)	(11,092)
Long-term debt, net of unamortized discount	970,900	1,123,908

Deferred income tax liabilities	194,288	167,717
Total Liabilities	1,261,856	1,355,548

Commitments and Contingencies – Note 17

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Preferred share rights	283	283
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 51,311 shares and 50,466 shares at March 31, 2013 and 2012, respectively	513	505
Additional paid-in capital	401,691	391,898
Treasury stock, at cost – 181 shares at March 31, 2013 and March 31, 2012	(687)	(687)
Accumulated other comprehensive loss, net of tax	(104)	(13)
Retained earnings	76,247	10,742
Total Stockholders’ Equity	477,943	402,728
Total Liabilities and Stockholders’ Equity	$1,739,799	$1,758,276

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Preferred Share Rights	Retained Earnings (Accumulated Deficit)	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2010	50,154	$502	$384,027	124	$(63)	$—	$—	$(55,407)	$329,059

Stock-based compensation	—	—	3,575	—	—	—	—	—	3,575
Exercise of stock options	34	—	331	—	—	—	—	—	331
Issuance of shares related to restricted stock	88	1	(1)	—	—	—	—	—	—
Shares surrendered as payment of tax withholding	—	—	—	36	(353)	—	—	—	(353)

Components of comprehensive income:

Net income	—	—	—	—	—	—	—	29,220	29,220
Total comprehensive income	—	—	—	—	—	—	—	—	29,220

Balances at March 31, 2011	50,276	$503	$387,932	160	$(416)	$—	$—	$(26,187)	$361,832

Stock-based compensation	—	—	3,078	—	—	—	—	—	3,078
Exercise of stock options	87	1	888	—	—	—	—	—	889
Preferred share rights	—	—	—	—	—	—	283	(283)	—
Issuance of shares related to restricted stock	103	1	—	—	—	—	—	—	1
Shares surrendered as payment of tax withholding	—	—	—	21	(271)	—	—	—	(271)

Components of comprehensive income:
Net income	—	—	—	—	—	—	—	37,212	37,212
Translation adjustments	—	—	—	—	—	(13)	—	—	(13)
Total comprehensive income	—	—	—	—	—	—	—	—	37,199

Balances at March 31, 2012	50,466	$505	$391,898	181	$(687)	(13)	$283	$10,742	$402,728

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Preferred Share Rights	Retained Earnings (Accumulated Deficit)	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2012	50,466	$505	$391,898	181	$(687)	$(13)	$283	$10,742	$402,728

Stock-based compensation	—	—	3,772	—	—	—	—	—	3,772
Exercise of stock options	786	7	6,022	—	—	—	—	—	6,029
Preferred share rights	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock	59	1	(1)	—	—	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	65,505	65,505
Translation adjustments	—	—	—	—	—	(91)	—	—	(91)
Total comprehensive income	—	—	—	—	—	—	—	—	65,414

Balances at March 31, 2013	51,311	$513	$401,691	181	$(687)	$(104)	$283	$76,247	$477,943

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2013	2012	2011
Operating Activities
Net income	$65,505	$37,212	$29,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,235	10,734	10,108
Loss on sale of discontinued operations	—	—	890
Deferred income taxes	25,505	13,793	9,324
Amortization of deferred financing costs	9,832	1,630	1,043
Stock-based compensation costs	3,772	3,078	3,575
Loss on extinguishment of debt	1,443	5,409	300
Amortization of debt discount	4,632	1,030	702
Lease termination costs	975	—	—
Loss on disposal of equipment	103	—	153
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(12,882)	(15,854)	4,918
Inventories	(9,342)	3,710	12,443
Prepaid expenses and other current assets	3,096	(3,009)	154
Accounts payable	24,677	5,127	1,784
Accrued liabilities	7,054	4,592	12,056
Net cash provided by operating activities	137,605	67,452	86,670

Investing Activities
Purchases of property and equipment	(10,268)	(606)	(655)
Proceeds from sale of property and equipment	15	—	12
Proceeds from sale of discontinued operations	—	—	4,122
Acquisition of Blacksmith, net of cash acquired	—	—	(202,044)
Proceeds from escrow of Blacksmith acquisition	—	1,200	—
Proceeds from the sale of Phazyme brand	21,700	—	—
Acquisition of Dramamine	—	—	(77,115)
Acquisition of brands from GSK	—	(662,800)	—
Acquisition of brands from GSK purchase price adjustments	(226)	—	—
Net cash provided by (used in) investing activities	11,221	(662,206)	(275,680)

Financing Activities
Proceeds from issuance of Senior Notes	—	250,000	100,250
Proceeds from issuance of 2012 Term Loan and 2010 Term Loan	—	650,100	112,936
Repayment of 2010 Term Loan	—	(242,000)	—
Payment of deferred financing costs	(1,146)	(33,284)	(830)
Repayment of long-term debt	(190,000)	(25,000)	(51,087)
Repayments under revolving credit agreement	(15,000)	—	—
Borrowings under revolving credit agreement	48,000	—	—
Proceeds from exercise of stock options	6,029	889	331
Shares surrendered as payment of tax withholding	—	(271)	(353)
Net cash (used in) provided by financing activities	(152,117)	600,434	161,247

Effects of exchange rate changes on cash and cash equivalents	(54)	1	—
(Decrease) increase in cash and cash equivalents	(3,345)	5,681	(27,763)
Cash - beginning of year	19,015	13,334	41,097
Cash - end of year	$15,670	$19,015	$13,334

Interest paid	$69,641	$34,977	$17,509
Income taxes paid	$10,624	$12,865	$11,894
 See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning brands to mass merchandisers, drug stores, supermarkets, club and dollar stores in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 11 to the Consolidated Financial Statements.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2013”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2013 are uninsured.

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
*Leasehold improvements are amortized over the lesser of the lease-term or the estimated useful life of the related asset.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the accounts and recognize the resulting gain or loss in the Consolidated Statements of Income and Comprehensive Income.

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

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest method. For a further discussion regarding accelerated amortization, refer to Note 11.

Revenue Recognition
We recognize revenue when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when product is received by the customer and, accordingly, we recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $30.6 million for 2013, $27.8 million for 2012 and $23.5 million for 2011.

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

Recently Issued Accounting Standards
In March 2013, the FASB issued guidance relating to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this new guidance is not expected tohave a material impact on our Consolidated Financial Statements. However, our transition services arrangement with GlaxoSmithKline plc ("GSK"), provided that, during the term of the arrangement, we would receive a net monthly remittance, and therefore, we have reported a net amount due from GSK in our accounts receivable at March 31, 2012 of $8.4 million. Since the arrangement ended June 30, 2012, we do not have any amounts due from GSK in our accounts receivable at March 31, 2013.
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

In February 2013, the FASB issued guidance relating to the disclosure of items reclassified out of accumulated other comprehensive income. The new guidance requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. Early adoption is permitted. The update impacts presentation and disclosure only, and therefore adoption is not expected to have a material impact on our Consolidated Financial Statements.

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

The following table summarizes the results of discontinued operations:

(In thousands)	Year Ended March 31,
	2013	2012	2011
Components of Income
Revenues	$—	$—	$4,027
Income (loss) from discontinued operations, net of income tax	—	—	591

3. Acquisitions

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GSK to acquire a total of 17 North American OTC healthcare brands (the "GSK Brands") for $660.0 million in cash (the "GSK Agreement").

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the first 15 North American GSK Brands (the “GSK Brands I”) for $615.0 million in cash, including the related contracts, trademarks and inventory. The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand.

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

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 11. In April 2012, we received the post-closing inventory and apportionment adjustments, attributable to both GSK Brands I and GSK Brands II, which required us to pay an additional $2.8 million to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, attributable to GSK Brands II, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.
Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including: marketing, operations, finance and other services from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned those processes to us. We incurred $6.9 million in TSA costs for the year ended March 31, 2013. Pursuant to the TSA, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

The allocation of the purchase price to assets acquired is based on a valuation which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $663.0 million purchase price to the assets we acquired on the GSK Brands acquisition dates:

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at March 31, 2013 was 18.0 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements beginning February 1, 2012, while the operating results of the GSK Brands II have been included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the acquired operations for the year ended March 31, 2013 were $211.2 million and net income was $27.4 million.

Blacksmith Acquisition
On November 1, 2010, we acquired 100% of the capital stock of Blacksmith Brands Holdings, Inc. (“Blacksmith”) for $190.0 million in cash, plus a working capital adjustment of $13.4 million, and we paid an additional $1.1 million on behalf of Blacksmith for the seller's transaction costs. In 2011, we brought to arbitration a matter regarding the working capital adjustment related to Blacksmith. On July 20, 2011, we received notification from the arbitrator that we would be awarded a working capital adjustment pending final resolution and distribution from the escrow agent. In September 2011, we received $1.2 million in settlement of this matter, which reduced the amount of recorded goodwill related to Blacksmith.
As a result of this acquisition, we acquired five leading consumer OTC brands: Efferdent, Effergrip, PediaCare, Luden's, and NasalCrom. The purchase price was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 11.
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

The fair value of the trademarks is comprised of $158.0 million of non-amortizable intangible assets and $7.3 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15 years. The weighted average remaining life for amortizable intangible assets at March 31, 2013 was 12.6 years.

The operating results of Blacksmith have been included in our Consolidated Financial Statements from November 1, 2010, the date of acquisition. Revenues of the acquired operations from November 1, 2010 through March 31, 2011 were $34.8 million and the net loss was $4.8 million.

The following table provides our combined unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the acquisitions of Blacksmith and the GSK Brands occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence processes associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company's borrowing and tax rates. This pro forma information is not necessarily indicative of either the combined results of operations that actually would have been realized by us had the acquisition of Blacksmith and the GSK Brands been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

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

The allocation of the purchase price to assets acquired is based on valuations which we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $77.1 million purchase price to the assets we acquired comprising the Dramamine brand:

(In thousands)	January 6, 2011
Inventories	$1,249
Trademark	75,866
Total purchase price	$77,115

The $75.9 million fair value of the acquired Dramamine trademark was comprised solely of non-amortizable intangible assets.

4.	Divestitures

Sale of the Phazyme Brand
On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including: marketing, operations, finance and other services from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. However, the buyer elected to extend the Canadian TSA support on a month to month basis. As part of the ongoing Phazyme TSA, our Canadian distributor, among other things, will ship products, invoice customers, collect from customers and pay certain vendors on the buyer's behalf.
The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

5. Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	March 31,
	2013	2012
Components of Accounts Receivable
Trade accounts receivable	$79,746	$55,721
Other receivables	615	9,368
	80,361	65,089
Less allowances for discounts, returns and uncollectible accounts	(7,308)	(4,861)
Accounts receivable, net	$73,053	$60,228

6. Inventories

Inventories consist of the following:

(In thousands)	March 31,
	2013	2012
Components of Inventories
Packaging and raw materials	$1,875	$1,189
Finished goods	58,326	49,924
Inventories	$60,201	$51,113

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $1.3 million and $1.6 million at March 31, 2013 and 2012, respectively, related to obsolete and slow-moving inventory.

7. Property and Equipment

Property and equipment consist of the following:

(In thousands)	March 31,
	2013	2012
Components of Property and Equipment
Machinery	$1,580	$1,454
Computer equipment	6,559	2,693
Furniture and fixtures	1,510	241
Leasehold improvements	4,713	436
	14,362	4,824
Accumulated depreciation	(4,466)	(3,520)
Property and equipment, net	$9,896	$1,304

We recorded depreciation expense of $1.6 million for 2013 and $0.7 million for both 2012 and 2011. Additionally, during the year ended March 31, 2013, we wrote off leasehold improvements with a remaining net book value of less than $0.1 million due to the relocation of our corporate offices.

8. Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2011, 2012 and 2013:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2010
Goodwill	$234,270	$72,549	$306,819
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
Balance – March 31, 2010	104,100	7,389	111,489

2011 additions	43,407	—	43,407

Balance – March 31, 2011
Goodwill	277,677	72,549	350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
Balance – March 31, 2011	147,507	7,389	154,896

2012 additions	20,006	—	20,006

Balance – March 31, 2012
Goodwill	296,483	72,549	369,032
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	166,313	7,389	173,702

2013 additions	226	—	226
2013 reductions	(6,382)	—	(6,382)

Balance – March 31, 2013
Goodwill	290,327	72,549	362,876
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$160,157	$7,389	$167,546

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith. In connection with this acquisition, we recorded goodwill of $42.2 million, net of the $1.2 million settlement discussed in Note 3, based on the amount by which the purchase price exceeded the fair value of net assets acquired.

As discussed in Note 3, on January 31, 2012, we completed the acquisition of the GSK Brands I for $615.0 million in cash, and on March 30, 2012, we completed the acquisition of the GSK Brands II for $45.0 million in cash, in each case subject to certain post-closing adjustments. We recorded a post-closing adjustment of $2.8 million as of March 31, 2012, to reflect adjustments to certain inventory items and other current assets acquired. In connection with these acquisitions, we recorded goodwill of $20.0 million based on the amount by which the purchase price exceeded the fair value of assets acquired.

During the three months ended June 30, 2012, we received a revised post-closing inventory and apportionment adjustment from GSK for an additional amount of $0.2 million, which resulted in an increase to our recorded goodwill balance.
As more fully disclosed in Note 4, on October 31, 2012, we sold the Phazyme brand for $22.3 million. As a result of the divestiture of Phazyme, we reduced goodwill by $6.4 million.
At March 31, 2013 and March 31, 2012, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2013 or in 2012.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at March 31, 2013, 2012 and 2011, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  Although the impairment charges in the prior years were a result of utilizing management’s best estimate of fair value, the estimates and assumptions made in assessing the fair value of the our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require additional impairments in the future. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013, 2012 and 2011.  Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

The aggregate fair value exceeded the carrying value by 57.6%. Two individual reporting units' fair value exceeded their carrying values by less than 10.0%. The first reporting unit's associated carrying value of goodwill and intangible assets amounted to $8.0 million at March 31, 2013. The second reporting unit's associated carrying value of goodwill and intangible assets amounted to $58.4 million at March 31, 2013. Additionally, certain brands, including certain of our household brands, have experienced recent revenue declines. While the fair value of these reporting units exceeds the carrying value by more than 10%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

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

9. Intangible Assets
A reconciliation of the activity affecting intangible assets for each of 2011, 2012 and 2013 is as follows:

(In thousands)	Year Ended March 31, 2011
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2010 (including discontinued operations)	$454,571	$151,264	$158	$605,993
Additions	233,913	7,299	—	241,212
Disposals	—	(8,270)	—	(8,270)
Balance – March 31, 2011	$688,484	$150,293	$158	$838,935

Accumulated Amortization
Balance – March 31, 2010	$—	$46,606	$158	$46,764
Additions	—	9,210	—	9,210
Disposals	—	(3,400)	—	(3,400)
Balance – March 31, 2011	$—	$52,416	$158	$52,574

Intangibles, net – March 31, 2011	$688,484	$97,877	$—	$786,361

(In thousands)	Year Ended March 31, 2012
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2011	$688,484	$150,293	$158	$838,935
Additions	556,930	67,219	—	624,149
Balance – March 31, 2012	$1,245,414	$217,512	$158	$1,463,084

Accumulated Amortization
Balance – March 31, 2011	$—	$52,416	$158	$52,574
Additions	—	9,988	—	9,988
Balance – March 31, 2012	$—	$62,404	$158	$62,562

Intangibles, net – March 31, 2012	$1,245,414	$155,108	$—	$1,400,522

(In thousands)	Year Ended March 31, 2013
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2012	$1,245,414	$217,512	$158	$1,463,084
Reclassifications	(1,696)	1,696	—	—
Reductions	—	(16,142)	—	(16,142)
Balance – March 31, 2013	$1,243,718	$203,066	$158	$1,446,942

Accumulated Amortization
Balance – March 31, 2012	$—	$62,404	$158	$62,562
Additions	—	11,678	—	11,678
Reductions	—	(538)	—	(538)
Balance – March 31, 2013	$—	$73,544	$158	$73,702

Intangibles, net – March 31, 2013	$1,243,718	$129,522	—	$1,373,240

As discussed in Note 3, on January 31, 2012, we completed the acquisition of the GSK Brands I for $615.0 million in cash. On March 30, 2012, we completed the acquisition of the GSK Brands II for $45.0 million in cash. In connection with these acquisitions, we allocated $624.1 million of the purchase price to intangible assets.

As discussed in Note 4, on October 31, 2012, we sold the Phazyme brand for $22.3 million. As a result of this divestiture, we reduced the net book value of our intangible assets by $15.6 million.

During the year ended March 31, 2013, we reclassified a portion of trademarks related to the acquired GSK Brands in the amount of $1.7 million.

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

We completed our test for impairment of intangible assets during the fourth quarter of 2013, 2012 and 2011.  For 2013, 2012 and 2011, we did not record any impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013, 2012 and 2011.  Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

The weighted average remaining life for finite-lived intangible assets at March 31, 2013 was approximately 12.0 years and the amortization expense for the year ended March 31, 2013 was $11.7 million. At March 31, 2013, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 3 to 30 years , and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2014	$10,210
2015	8,834
2016	8,834
2017	8,834
2018	8,834
Thereafter	83,976
$129,522

10. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	March 31,
	2013	2012
Accrued marketing costs	$17,187	$10,554
Accrued compensation costs	8,847	7,181
Accrued broker commissions	1,028	415
Income taxes payable	493	577
Accrued professional fees	1,846	3,821
Deferred rent	1,268	9
Accrued severance costs	—	461
Accrued lease termination costs	729	290
	$31,398	$23,308

11. Long-Term Debt

On March 24, 2010, Prestige Brands, Inc. ("the Borrower") issued $150.0 million of senior unsecured notes, with an interest rate of 8.25% and a maturity date of April 1, 2018 (the "2010 Senior Notes"). On November 1, 2010, the Borrower issued an additional $100.0 million of the 2010 Senior Notes. The Borrower may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes . The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to make payments to Prestige Brands, Inc., or the Company or to obtain funds from their subsidiaries.

On March 24, 2010, the Borrower also entered into a senior secured term loan facility for $150.0 million, with an interest rate at LIBOR plus 3.25% with a LIBOR floor of 1.5%, and a maturity date of March 24, 2016 (the "2010 Senior Term Loan"). The $150.0 million 2010 Senior Term Loan was entered into with a discount to lenders of $1.8 million and net proceeds to the Company of $148.2 million, yielding a 5.0% effective interest rate. On November 1, 2010, Prestige Brands Holdings, Inc., together with the Borrower and certain of our other subsidiaries, executed an Increase Joinder to our credit agreement governing the 2010 Senior Term Loan (the "Increase Joinder"), pursuant to which the Borrower entered into an incremental term loan in the amount of $115.0 million. The 2010 Senior Term Loan was scheduled to mature on March 24, 2016 and was repaid in full on January 31, 2012 with the entry into the new senior secured credit facility described below. In connection with the refinancing and the payoff of the 2010 Senior Term Loan, we recognized a $5.4 million loss on the extinguishment of debt for 2012. The 2010 Senior Term Loan was unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower.

Additionally, on March 24, 2010, the Borrower entered into a non-amortizing senior secured revolving credit facility (“2010 Revolving Credit Facility” and, together with the 2010 Senior Term Loan, the “2010 Credit Facility”) in an aggregate principal amount of up to $30.0 million. On November 1, 2010, pursuant to the Increase Joinder, the amount of the 2010 Revolving Credit Facility was increased by $10.0 million, providing the Borrower with borrowing capacity under the 2010 Revolving Credit Facility in an aggregate principal amount of up to $40.0 million. On January 31, 2012, in connection with the entry into the new senior secured credit facility as described below, the Borrower terminated the 2010 Credit Facility. There were no material early termination penalties as a result of the termination of the 2010 Credit Facility.

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

On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (“2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (“2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to Company of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

On February 21, 2013, the Borrower entered into Amendment No. 1 (the "Amendment") to the 2012 Term Loan. The Amendment provides for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at the Borrower's option, on a LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans original maturity date. In addition, the Amendment provides the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement.  In connection with the refinancing, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.00%. For the year ended March 31, 2013, the average interest rate on the 2012 Term Loan was 5.2%.

Under the 2012 Term Loan, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we made a $25.0 million payment in March 2012, and additional payments totaling $190.0 million during the year ended March 31, 2013, we will not be required to make a quarterly payment until the maturity date of January 31, 2019.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than the percentage of total commitments set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2013, the average interest rate on the 2012 ABL Revolver was 2.2%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan to finance the acquisition of the GSK Brands, to repay the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition of the GSK Brands is discussed in Note 3 .

In connection with the financing activities of March 2010 relating to the 2010 Senior Notes, the 2010 Senior Term Loan and the 2010 Revolving Credit Facility, we incurred $7.3 million in issuance costs, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed. In connection with the financing activities of November 2010 relating to the 2010 Senior Notes and the Increase Joiner, we incurred $0.6 million in issuance costs, all of which was capitalized as deferred financing costs. In connection with the financing activities of January 2012 relating to the 2012 Senior Notes, the 2012 Term Loan and the 2012 ABL Revolver, we incurred $12.6 million, $18.8 million and $1.8 million, respectively, in issuance costs, which were capitalized as deferred financing costs. The deferred financing costs are being amortized over the terms of the related loan and notes. During the three months ended December 31, 2012, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated a portion of the deferred financing costs related to the 2012 Term Loan in the amount of $5.1 million.

On March 24, 2010, we retired our then-existing senior secured term loan facility with an original maturity date of April 6, 2011. In addition, on March 24, 2010, we repaid a portion and, on April 15, 2010, redeemed in full the remaining outstanding indebtedness under our previously outstanding senior subordinated notes due in 2012, which bore interest at 9.25% with a maturity date of April 15, 2012. In connection with the refinancing, we recognized a $0.3 million loss on the extinguishment of debt for 2011.

The 2010 Senior Notes are secured on a pari passu basis with the 2012 Term Loan and are guaranteed on a senior unsecured basis. The 2012 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company , equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company. The 2012 Senior Notes are effectively subordinated to secured obligations of the Company, including the 2012 Term Loan and the 2012 ABL Revolver and the 2010 Senior Notes, equal in right of payment to all existing and future unsecured obligations of the Company, and senior in right of payment to all existing and future subordinated obligations of the Company.

At any time prior to April 1, 2014, we may redeem the 2010 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole premium” calculated as set forth in the indenture governing the 2010 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. We may redeem the 2010 Senior Notes in whole or in part at any time on or after the 12-month period beginning April 1, 2014 at a redemption price of 104.125% of the principal amount thereof, at a redemption price of 102.063% of the principal amount thereof if the redemption occurs during the 12-month period beginning on April 1, 2015, and at a redemption price of 100% of the principal amount thereof if the redemption occurs on and after April 1, 2016, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to April 1, 2013, with the net cash proceeds from certain equity offerings, we could have redeemed up to 35% in aggregate principal amount of the 2010 Senior Notes at a redemption price of 108.250% of the principal amount of the 2010 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the indenture governing the 2012 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the indenture governing the 2012 Senior Notes. In addition, at any time prior to February 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2012 Senior Notes, Prestige Brands, Inc. will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2010 Senior Notes and 2012 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indenture governing the 2012 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indenture governing the 2012 Senior Notes. At March 31, 2013, we were in compliance with the covenants under our long-term indebtedness.

During the year ended March 31, 2013, we made principal payments of $190.0 million against the outstanding 2012 Term Loan and borrowed a net amount of $33.0 million against the 2012 ABL Revolver. The 2010 Senior Term Loan was repaid in full on January 31, 2012.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31,
	2013	2012
2012 Senior Notes bearing interest at 8.125%, with interest only payable on February 1st and August 1st of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.00% or LIBOR with a floor of 1.00%, due on January 31, 2019.	445,000	635,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	33,000	—
2010 Senior Notes bearing interest at 8.25%, with interest only payable on April 1st and October 1st of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	978,000	1,135,000
Current portion of long-term debt	—	—
	978,000	1,135,000
Less: unamortized discount	(7,100)	(11,092)
Long-term debt, net of unamortized discount	$970,900	$1,123,908

During the year ended March 31, 2013, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated the amortization of a portion of the debt discount related to the 2012 Term Loan in the amount of $2.6 million. Aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes are as follows (in thousands):

Year Ending March 31,	Amount
2014	$—
2015	—
2016	—
2017	33,000
2018	—
Thereafter	945,000
$978,000

12. Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at March 31, 2013, 2012 or 2011. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes, the 2010 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At March 31, 2013 and 2012, we did not have any assets or liabilities measured in Level 1 or 3. During 2013, 2012 and 2011, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At March 31, 2013 and March 31, 2012, the carrying value of our 2012 Senior Notes was $250.0 million and $250.0 million, respectively. The market value of our 2012 Senior Notes was $281.9 million and $270.6 million, respectively, at March 31, 2013 and March 31, 2012.

At March 31, 2013 and March 31, 2012, the carrying value of the 2012 Term Loan was $445.0 million and $635.0 million, respectively. The market value of the 2012 Term Loan was $451.1 million and $639.0 million at March 31, 2013 and March 31, 2012, respectively.

At March 31, 2013 and March 31, 2012, the carrying value of our 2010 Senior Notes was $250.0 million and $250.0 million, respectively.  The market value of our 2010 Senior Notes was $271.9 million and $272.5 million at March 31, 2013 and March 31, 2012, respectively.

At March 31, 2013, the carrying value of the 2012 ABL Revolver of $33.0 million approximated its market value.

 13. Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on our common stock through March 31, 2013.

Effective February 26, 2012, our Board of Directors adopted a stockholder rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one preferred share right (a "Right") for each share of common stock held of record by our stockholders as of March 8, 2012. Each Right entitles the holder to purchase one one-thousandth of a share of Series A Preferred Stock (the "Preferred Shares") at an initial exercise price of $65.00, subject to dilution adjustments for dividends payable in Preferred Shares or other such events. The Rights Plan is intended to ensure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders' interests in the event we are confronted with partial tender offers or other coercive or unfair takeover tactics.

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

The Rights Plan and the Rights will expire on the date of the 2013 Annual Stockholders' Meeting if the Rights Plan is not approved by the Company's stockholders. If approved by the stockholders, the Rights Plan and the Rights will expire on February 26, 2022, unless an Acquisition Event occurs earlier. Subject to the provisions of the Rights Plan, at the Company's option, the Rights may be redeemed by the Company at an initial cash redemption price of $0.01 per Right or may be exchanged in whole or in part for one share of the Company's common stock, or one one-thousandth of a share of Preferred Share.

During March 2012, we recorded a charge against retained earnings in the amount of $283,000 related to the fair value of the Rights as of the dividend date. For any right that expires unredeemed, the appropriate charge to retained earnings will be reversed.

During 2013, 2012 and 2011, we repurchased zero, 20,999, and 36,032 shares, respectively, of restricted common stock from current and former employees pursuant to the provisions of the various employee stock purchase agreements.  The purchases were at an average price of $12.86 per share for 2012 and $9.81 per share for 2011.   All of such shares have been recorded as treasury stock.

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

(In thousands, except per share data)	Year Ended March 31,
	2013	2012	2011
Numerator
Income from continuing operations	$65,505	$37,212	$29,179
Income from discontinued operations and loss on sale of discontinued operations	—	—	41
Net income	$65,505	$37,212	$29,220

Denominator
Denominator for basic earnings per share- weighted average shares	50,633	50,270	50,081
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	807	478	257
Denominator for diluted earnings per share	51,440	50,748	50,338

Earnings per Common Share:
Basic earnings per share from continuing operations	$1.29	$0.74	$0.58
Basic earnings per share from discontinued operations and loss on sale of discontinued operations	—	—	—
Basic net earnings per share	$1.29	$0.74	$0.58

Diluted earnings per share from continuing operations	$1.27	$0.73	$0.58
Diluted earnings per share from discontinued operations and loss on sale of discontinued operations	—	—	—
Diluted net earnings per share	$1.27	$0.73	$0.58

Additionally, for 2013, 2012 and 2011 there were zero, 0.4 million and 0.5 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

15. Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”) which provides for the grant, up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During 2013, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.8 million and $1.2 million, respectively.
During 2012, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.1 million and $1.2 million, respectively. During 2012 management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs, and accordingly shares were issued in accordance with the Plan in May 2011.  No prior compensation costs were required to be reversed.

During 2011, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.6 million and $1.4 million, respectively. During 2011 management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met and recorded stock compensation costs accordingly.  No prior compensation costs were required to be reversed.

Restricted Shares
Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On January 25, 2012, the Compensation Committee of our Board of Directors granted 95,000 shares of restricted stock units to certain members of executive management. The restricted stock units will vest in equal annual installments over a three year period on the anniversary date of the grants. The grant-date fair value of restricted shares is determined using the closing price of our common stock on the day of grant.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 shares of restricted common stock units to certain executive officers and employees under the Plan. On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 shares of restricted common stock units to the independent members of the Board of Directors under the Plan. On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 shares of restricted common stock units to Matthew M. Mannelly, our President and CEO, under the Plan..

The restricted common stock units granted to directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. The fair value of the restricted stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value during 2013, 2012 and 2011 was $13.59, $11.81 and $8.99, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2010	287.1	$8.86

Granted	125.0	8.99
Vested and issued	(88.2)	9.63
Forfeited	(48.5)	10.10
Vested and nonvested at March 31, 2011	275.4	8.46
Vested at March 31, 2011	29.2	6.84

Granted	217.5	11.81
Vested and issued	(103.4)	9.93
Forfeited	(26.1)	10.17
Vested and nonvested at March 31, 2012	363.4	9.92
Vested at March 31, 2012	54.0	7.40

Granted	128.9	13.59
Vested and issued	(58.7)	9.99
Forfeited	(12.3)	10.69
Vested and nonvested at March 31, 2013	421.3	11.01
Vested at March 31, 2013	70.4	8.52

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from our historical experience, management’s estimates, and consideration of information derived from the public filings of companies similar to us, and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option. On May 9, 2012, the Compensation Committee of our Board of Directors granted stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan. These stock options were granted at an exercise price of $13.24 per share, which is equal to the closing price for our common stock on the day of the grant. On August 6, 2012, the Compensation Committee of the Board of Directors granted stock options to acquire 21,978 shares of our common stock to Matthew M. Mannelly. These stock options were granted at an exercise price of $15.66 per share, which is equal to the closing price for our common stock on the date of grant. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant.

The weighted-average grant-date fair value of the options granted during 2013, 2012 and 2011 were $6.03, $5.83 and $4.91, respectively.

	Year Ended March 31,
	2013	2012
Expected volatility	44.0%	53.0%
Expected dividends	—	—
Expected term in years	6.5	6.5
Risk-free rate	1.2%	2.4%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2010	1,584.2	$8.50

Granted	418.6	9.26
Exercised	(33.8)	9.79
Forfeited or expired	(347.5)	10.74
Outstanding at March 31, 2011	1,621.5	8.19

Granted	308.2	11.27
Exercised	(86.9)	10.24
Forfeited or expired	(97.4)	11.57
Outstanding at March 31, 2012	1,745.4	8.44

Granted	444.9	13.36
Exercised	(786.5)	7.67
Forfeited or expired	(17.4)	11.21
Outstanding at March 31, 2013	1,386.4	10.43	7.6	$10,468
Exercisable at March 31, 2013	254.4	10.81	6.6	1,666

The aggregate intrinsic value of options exercised during 2013 was $3.8 million. The aggregate intrinsic value at March 31, 2013 for options granted during 2013 was $5.5 million. The weighted-average fair value per option at the grant date was $6.03 for 2013.

At March 31, 2013, there were $3.0 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted shares vested during 2013, 2012 and 2011, was $2.5 million, $2.9 million and $2.3 million, respectively.  Cash received from the exercise of stock options was $6.0 million during 2013, and we realized $11.3 million in tax benefits for the tax deductions resulting from option exercises. Cash received from the exercise of stock options was $0.6 million during 2012, and we realized $0.3 million in tax benefits for the tax deductions resulting from option exercises. Cash received from the exercise of stock options was $0.3 million during 2011, and we realized $0.2 million in tax benefits for the tax deductions from option exercises.  At March 31, 2013, there were 1.9 million shares available for issuance under the Plan.

16. Income Taxes

The provision for income taxes from continuing operations consists of the following:

(In thousands)	Year Ended March 31,
	2013	2012	2011
Current
Federal	$12,520	$8,127	$8,793
State	1,972	1,396	1,496
Foreign	532	630	522
Deferred
Federal	23,845	13,100	7,211
State	1,660	692	1,327
Total provision for income taxes from continuing operations	$40,529	$23,945	$19,349

The principal components of our deferred tax balances are as follows:

(In thousands)	March 31,
	2013	2012
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$2,807	$1,931
Inventory capitalization	1,370	1,184
Inventory reserves	525	635
Net operating loss carryforwards	411	495
State income taxes	7,364	7,103
Accrued liabilities	1,896	1,762
Stock compensation	2,367	2,536
Other	496	1
Total deferred tax assets	17,236	15,647

Deferred Tax Liabilities
Property and equipment	(1,504)	(155)
Intangible assets	(203,671)	(177,926)
Total deferred tax liabilities	(205,175)	(178,081)

Net deferred tax liability	$(187,939)	$(162,434)

At March 31, 2013, a 100% owned subsidiary had a net operating loss carryforward of approximately $1.2 million, which may be used to offset future taxable income of the consolidated group and begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $0.2 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
(In thousands)	2013		2012		2011
		%		%		%
Income tax provision at statutory rate	$37,112	35.0	$21,405	35.0	$17,008	35.0
Foreign tax (benefit) provision	—	—	191	0.3	(42)	(0.1)
State income taxes, net of federal income tax benefit	3,413	3.2	2,073	3.4	1,615	3.3
(Decrease) increase in net deferred tax liability resulting from a change in the effective state tax rate	(1,741)	(1.6)	(1,177)	(1.9)	302	0.6
Nondeductible compensation	1,684	1.6	1,305	2.1	—	—
Transaction costs	—	—	—	—	367	0.8
Other	61	—	148	0.3	124	0.3
Total provision for income taxes	40,529	38.2	23,945	39.2	19,374	39.9
Amount included in discontinued operations	—	—	—	—	25	38.2
Provision for income taxes from continuing operations	$40,529	38.2	$23,945	39.2	$19,349	39.9

Uncertain tax liability activity is as follows:

	2013	2012
(In thousands)
Balance – beginning of year	$292	456
Additions based on tax positions related to the current year	831	45
Reductions based on lapse of statute of limitations	(107)	(209)
Balance – end of year	$1,016	$292

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  All of our uncertain tax liabilities, if recognized, would reduce our effective tax rate. We did not incur any material interest or penalties related to income taxes in any of the periods presented.  We do not anticipate any events or circumstances that would cause a material change to these uncertainties during the ensuing year.  We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2010 forward.

17. Commitments and Contingencies

We are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not have a material adverse effect on our business, financial condition, or results from operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2018. Due to the recent acquisition of the GSK Brands, we required additional office space and entered into a 5.5 year lease for a new office facility in New York, which began in the third quarter of fiscal 2013. In May 2012, we also entered into a three year office lease in Rogers, Arkansas. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2014	$1,764	$141	$1,905
2015	1,049	136	1,185
2016	994	135	1,129
2017	1,023	68	1,091
2018	1,044	—	1,044
	$5,874	$480	$6,354

Rent expense was $1.2 million, $0.9 million, and $0.8 million for 2013, 2012, and 2011, respectively.

Purchase Commitments
Effective November 1, 2009, we entered into a ten year supply agreement for the exclusive manufacture of a portion of one of our Household Cleaning products.  Although we are committed under the supply agreement to pay the minimum amounts set forth in the table below, the total commitment is less than 10% of the estimated purchases that we expect to make during the course of the agreement.

(In thousands)
Year Ending March 31,
2014	1,136
2015	1,105
2016	1,074
2017	1,044
2018	1,013
Thereafter	1,542
$6,914

18. Concentrations of Risk

Our sales are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During 2013, 2012 and 2011, approximately 40.5%, 51.3% and 63.3%, respectively, of our total sales were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2013, 2012 and 2011, Walmart accounted for approximately 15.9%, 18.9% and 20.3%, respectively, of our gross revenues.  At March 31, 2013, approximately 24.5% of accounts receivable were owed by the same customer.

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

At March 31, 2013, we had relationships with 66 third-party manufacturers.  Of those, we had long-term contracts with 22 manufacturers that produced items that accounted for approximately 75.3% of our gross sales for 2013, compared to 20 manufactures with long-term contracts that accounted for approximately 70.6% of gross sales in 2012.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases which could have a material adverse effect on our business, financial condition, and results from operations.

19. Business Segments

Segment information has been prepared in accordance with Segment Reporting topic of the FASB ASC and includes certain information that our chief operating decision maker, the Company's Chief Executive Officer, reviews, including contribution margin, which is a non-GAAP financial measure. Contribution margin is defined as gross profit less advertising and promotional expenses. Our general and administrative expenses and other corporate-level activity is not allocated to our segments, including costs of: employee-related costs; legal; finance; information technology; corporate development; legal settlements; depreciation and amortization; and facility and insurance costs. As described in Note 2, on September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand included in our previously reported Personal Care segment to an unrelated third party. The assets sold comprised a substantial majority of the assets in our previously reported Personal Care segment. The remaining assets and revenues generated do not constitute a reportable segment under the Segment Reporting topic of the FASB ASC. Therefore, we reclassified the remaining assets and results of the Personal Care segment to the OTC Healthcare segment for all periods presented. Our current operating and reportable segments now consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The table below summarizes information about our operating and reportable segments.

	Year Ended March 31, 2013
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$536,247	$84,147	$620,394
Other revenues	684	2,519	3,203
Total revenues	536,931	86,666	623,597
Cost of sales	211,654	64,727	276,381
Gross profit	325,277	21,939	347,216
Advertising and promotion	84,537	6,093	90,630
Contribution margin	$240,740	$15,846	256,586
Other operating expenses			64,702
Operating income			191,884
Other expenses			85,850
Provision for income taxes			40,529
Income from continuing operations			65,505
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax benefit			—
Net income			$65,505

	Year Ended March 31, 2012
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$344,282	$93,556	$437,838
Other revenues	719	2,528	3,247
Total revenues	345,001	96,084	441,085
Cost of sales	143,151	70,550	213,701
Gross profit	201,850	25,534	227,384
Advertising and promotion	51,895	5,232	57,127
Contribution margin	$149,955	$20,302	170,257
Other operating expenses			67,434
Operating income			102,823
Other expenses			41,666
Provision for income taxes			23,945
Income from continuing operations			37,212
Income from discontinued operations, net of income tax			—
Loss on sale of discontinued operations, net of income tax			—
Net income			$37,212

	Year Ended March 31, 2011
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$234,042	$99,673	$333,715
Other revenues	543	2,252	2,795
Total revenues	234,585	101,925	336,510
Cost of sales	97,710	67,922	165,632
Gross profit	136,875	34,003	170,878
Advertising and promotion	36,752	6,145	42,897
Contribution margin	$100,123	$27,858	127,981
Other operating expenses			51,836
Operating income			76,145
Other expenses			27,617
Provision for income taxes			19,349
Income from continuing operations			29,179
Income from discontinued operations, net of income tax			591
Loss on sale of discontinued operations, net of income tax			(550)
Net income			$29,220

	Year Ended March 31,
(In thousands)	2013	2012	2011
Analgesics	$108,144	$18,930	$3,063
Cough & Cold	126,974	116,669	75,013
Gastrointestinal	97,940	29,489	4,067
Eye & Ear Care	86,380	74,363	70,724
Dermatologicals	52,401	52,592	51,398
Oral Care	49,617	46,551	26,518
Other OTC	15,475	6,407	3,802
Total OTC Healthcare Segment	536,931	345,001	234,585
Household Cleaning Segment	86,666	96,084	101,925
Consolidated Net Revenues	$623,597	$441,085	$336,510

During 2013, 2012 and 2011, approximately 89.9%, 90.2%, and 89.3%, respectively of our sales were made to customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. Sales to Canada accounted for 7.4%, 6.3%, and 6.5% of our total revenues for 2013, 2012, and 2011, respectively. At March 31, 2013, substantially all of our long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$160,157	$7,389	$167,546

Intangible assets
Indefinite-lived	1,123,898	119,820	1,243,718
Finite-lived	101,611	27,911	129,522
	1,225,509	147,731	1,373,240

	$1,385,666	$155,120	$1,540,786

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

We incurred costs of $2.9 million in pursuing this matter. Therefore, we recorded a pre-tax gain on settlement of $5.1 million, net of costs incurred, and $3.2 million after income tax effects for the fiscal year ended March 31, 2012. The $5.1 million pre-tax gain is included in other (income) expense, as this gain did not relate to our ongoing operations.

21. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2013 and 2012 is as follows:

Year Ended March 31, 2013

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total revenues	$146,997	$161,855	$160,232	$154,513
Cost of sales (exclusive of depreciation shown below)	63,393	71,310	75,235	66,443
Gross profit	83,604	90,545	84,997	88,070

Operating expenses
Advertising and promotion	20,325	23,508	23,538	23,259
General and administrative	16,151	12,585	11,378	11,353
Depreciation and amortization	3,295	3,296	3,359	3,285
	39,771	39,389	38,275	37,897
Operating income	43,833	51,156	46,722	50,173
Net interest expense	19,848	19,660	26,661	18,238
Gain on settlement	—	—	—	—
Loss on extinguishment of debt	—	—	—	1,443
Income before income taxes	23,985	31,496	20,061	30,492
Provision for income taxes	9,330	12,252	7,804	11,143
Net income	14,655	19,244	12,257	19,349

Earnings per share:
Basic	$0.29	$0.38	$0.24	$0.38
Diluted	$0.29	$0.38	$0.24	$0.37

Weighted average shares outstanding:
Basic	50,342	50,364	50,686	51,147
Diluted	51,106	51,225	51,523	51,913

Comprehensive income, net of tax:
Currency translation adjustments	(42)	66	(1)	(114)
Total other comprehensive income (loss)	(42)	66	(1)	(114)
Comprehensive income	14,613	19,310	12,256	19,235

Year Ended March 31, 2012

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total revenues	$95,295	$105,544	$106,250	$133,996
Cost of sales (exclusive of depreciation shown below)	45,427	51,638	51,128	65,508
Gross profit	49,868	53,906	55,122	68,488

Operating expenses
Advertising and promotion	10,233	13,073	15,274	18,547
General and administrative	9,850	8,861	13,655	24,334
Depreciation and amortization	2,550	2,570	2,563	3,051
	22,633	24,504	31,492	45,932
Operating income	27,235	29,402	23,630	22,556
Net interest expense	8,578	8,279	8,116	16,347
Gain on settlement	(5,063)	—	—	—
Loss on extinguishment of debt	—	—	—	5,409
Income before income taxes	23,720	21,123	15,514	800
Provision for income taxes	8,952	8,174	6,004	815
Net income (loss)	14,768	12,949	9,510	(15)

Earnings per share:
Basic	$0.29	$0.26	$0.19	$—
Diluted	$0.29	$0.26	$0.19	$—

Weighted average shares outstanding:
Basic	50,183	50,278	50,307	50,314
Diluted	50,646	50,671	50,684	50,992

Comprehensive income, net of tax:
Currency translation adjustments	(10)	(42)	(18)	57
Total other comprehensive income (loss)	(10)	(42)	(18)	57
Comprehensive income	14,758	12,907	9,492	42

22. Condensed Consolidating Financial Statements

As described in Note 11, Prestige Brands Holdings, Inc., ("Holdings") together with certain of our 100% owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indenture governing the 2012 Senior Notes , including, without limitation, the obligation to pay principal and interest with respect to the indenture governing the 2012 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2012 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2012 Senior Notes and the 2010 Senior Notes. Although holders of the 2012 Senior Notes and the 2010 Senior Notes will be direct creditors of the guarantors of the 2012 Senior Notes and the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2012 and the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2012 Senior Notes and the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2012 Senior Notes and the 2010 Senior Notes.

In February 2013, we merged Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc. and The Denorex Company into Holdings. The net assets of these entities was transferred to Holdings as a carryover of approximately $17.7 million in outstanding intercompany payables and was treated as a deemed contribution.

Presented below are supplemental Condensed Consolidating Balance Sheets as of March 31, 2013 and 2012 and Condensed Consolidating Income and Comprehensive Income Statements and Condensed Consolidating Statements of Cash Flows for each year in the three year period ended March 31, 2013. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries,
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$102,706	$513,017	$4,671	$—	$620,394
Other revenues	—	278	3,158	1,517	(1,750)	3,203
Total Revenues	—	102,984	516,175	6,188	(1,750)	623,597

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	39,333	236,795	2,003	(1,750)	276,381
Gross profit	—	63,651	279,380	4,185	—	347,216

Advertising and promotion	—	12,605	76,599	1,426	—	90,630
General and administrative	5,127	6,917	38,713	710	—	51,467
Depreciation and amortization	1,346	569	11,261	59	—	13,235
Total operating expenses	6,473	20,091	126,573	2,195	—	155,332

Operating income (loss)	(6,473)	43,560	152,807	1,990	—	191,884

Other (income) expense
Interest income	(30,561)	(57,496)	—	(1)	88,045	(13)
Interest expense	34,671	84,420	53,374	—	(88,045)	84,420
Loss on extinguishment of debt	—	1,443	—	—	—	1,443
Equity in income of subsidiaries	(72,295)	(65,784)	(1,482)	—	139,561	—
Total other (income) expense	(68,185)	(37,417)	51,892	(1)	139,561	85,850

Income (loss) before income taxes	61,712	80,977	100,915	1,991	(139,561)	106,034

Provision (benefit) for income taxes	(3,793)	5,807	38,006	509	—	40,529
Net income (loss)	65,505	75,170	62,909	1,482	(139,561)	65,505

Comprehensive income, net of tax:
Currency translation adjustments	(91)	—	—	(91)	91	(91)
Total other comprehensive income (loss)	(91)	—	—	(91)	91	(91)
Comprehensive income (loss)	$65,414	$75,170	$62,909	$1,391	$(139,470)	$65,414

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$100,542	$333,407	$3,889	$—	$437,838
Other revenues	—	229	3,212	1,475	(1,669)	3,247
Total Revenues	—	100,771	336,619	5,364	(1,669)	441,085

Cost of Sales
Cost of sales (exclusive of depreciation)	—	36,658	177,112	1,600	(1,669)	213,701
Gross profit	—	64,113	159,507	3,764	—	227,384

Advertising and promotion	—	11,918	43,906	1,303	—	57,127
General and administrative	17,181	10,059	28,698	762	—	56,700
Depreciation and amortization	538	570	9,556	70	—	10,734
Total operating expenses (income)	17,719	22,547	82,160	2,135	—	124,561

Operating (loss) income	(17,719)	41,566	77,347	1,629	—	102,823

Other (income) expense
Interest income	(50,357)	(44,269)	—	(221)	94,829	(18)
Interest expense	35,004	76,341	24,822	—	(94,829)	41,338
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Loss on extinguishment of debt	—	5,409	—	—	—	5,409
Equity in income of subsidiaries	(35,571)	(37,192)	(1,313)	—	74,076	—
Total other (income) expense	(55,987)	289	23,509	(221)	74,076	41,666

Income (loss) from continuing operations before income taxes	38,268	41,277	53,838	1,850	(74,076)	61,157

Provision (benefit) for income taxes	1,056	1,599	20,565	725	—	23,945
Net income (loss)	37,212	39,678	33,273	1,125	(74,076)	37,212

Comprehensive income, net of tax:
Currency translation adjustments	(13)	—	—	13	(13)	(13)
Total other comprehensive income (loss)	(13)	—	—	13	(13)	(13)
Comprehensive income (loss)	$37,199	$39,678	$33,273	$1,138	$(74,089)	$37,199

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$98,988	$230,986	$3,741	$—	$333,715
Other revenues	—	207	2,775	1,479	(1,666)	2,795
Total Revenues	—	99,195	233,761	5,220	(1,666)	336,510

Cost of Sales
Cost of sales (exclusive of depreciation)	—	37,268	128,527	1,503	(1,666)	165,632
Gross profit	—	61,927	105,234	3,717	—	170,878

Advertising and promotion	—	11,642	29,762	1,493	—	42,897
General and administrative	4,003	10,883	27,190	(116)	—	41,960
Depreciation and amortization	486	577	8,745	68	—	9,876
Total operating expenses	4,489	23,102	65,697	1,445	—	94,733

Operating (loss) income	(4,489)	38,825	39,537	2,272	—	76,145

Other (income) expense
Interest income	(51,909)	(44,453)	—	(189)	96,550	(1)
Interest expense	35,149	62,467	26,248	4	(96,550)	27,318
Loss on extinguishment of debt	—	300	—	—	—	300
Equity in income of subsidiaries	(21,842)	(8,912)	(1,928)	—	32,682	—
Total other (income) expense	(38,602)	9,402	24,320	(185)	32,682	27,617

Income (loss) from continuing operations before income taxes	34,113	29,423	15,217	2,457	(32,682)	48,528

Provision (benefit) for income taxes	4,893	8,177	5,299	980	—	19,349
Income (loss) from continuing operations	29,220	21,246	9,918	1,477	(32,682)	29,179

Discontinued operations
Income (loss) from discontinued operations, net of income tax/(benefit)	—	—	591	—	—	591
Gain/(loss) on sale of discontinued operations, net of income tax/(benefit)	—	—	(550)	—	—	(550)
Net income (loss)	$29,220	$21,246	$9,959	$1,477	$(32,682)	$29,220

Comprehensive income, net of tax:
Currency translation adjustments	—	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income	$29,220	$21,246	$9,959	$1,477	$(32,682)	$29,220

Condensed Consolidating Balance Sheet
March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,720	$—	$—	$950	$—	$15,670
Accounts receivable, net	21	13,875	58,345	812	—	73,053
Inventories	—	11,164	48,474	563	—	60,201
Deferred income tax assets	218	855	5,276	—	—	6,349
Prepaid expenses and other current assets	4,942	93	3,609	256	—	8,900
Total current assets	19,901	25,987	115,704	2,581	—	164,173

Property and equipment, net	9,609	34	253	—	—	9,896
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,396	1,179,524	320	—	1,373,240
Other long-term assets	—	24,944	—	—	—	24,944
Intercompany receivable	653,049	1,911,573	415,587	7,316	(2,987,525)	—
Investment in subsidiary	1,429,775	638,611	7,067	—	(2,075,453)	—
Total Assets	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,601	$10,600	$37,695	$480	$—	$51,376
Accrued interest payable	—	13,894	—	—	—	13,894
Other accrued liabilities	12,694	1,684	16,107	913	—	31,398
Total current liabilities	15,295	26,178	53,802	1,393	—	96,668

Long-term debt
Principal amount	—	978,000	—	—	—	978,000
Less unamortized discount	—	(7,100)	—	—	—	(7,100)
Long-term debt, net of unamortized discount	—	970,900	—	—	—	970,900

Deferred income tax liabilities	—	55,291	138,924	73	—	194,288
Intercompany payable	1,619,096	447,419	920,865	145	(2,987,525)	—
Total Liabilities	1,634,391	1,499,788	1,113,591	1,611	(2,987,525)	1,261,856

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common Stock	513	—	—	—	—	513
Additional paid-in capital	401,691	1,280,945	624,742	1,111	(1,906,798)	401,691
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(104)	—	—	(104)	104	(104)
Retained earnings (accumulated deficit)	76,247	79,819	81,341	7,599	(168,759)	76,247
Total Stockholders' Equity	477,943	1,360,764	706,083	8,606	(2,075,453)	477,943

Total Liabilities and Stockholders' Equity	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Condensed Consolidating Balance Sheet
March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,221	$—	$—	$794	$—	$19,015
Accounts receivable, net	25	13,502	45,954	747	—	60,228
Inventories	—	8,098	42,334	681	—	51,113
Deferred income tax assets	356	849	4,078	—	—	5,283
Prepaid expenses and other current assets	8,102	56	2,874	364	—	11,396
Total current assets	26,704	22,505	95,240	2,586	—	147,035

Property and equipment, net	934	22	346	2	—	1,304
Goodwill	—	66,007	107,695	—	—	173,702
Intangible assets, net	—	193,932	1,206,213	377	—	1,400,522
Other long-term assets	—	35,713	—	—	—	35,713
Intercompany receivable	683,358	1,449,005	312,581	5,935	(2,450,879)	—
Investment in subsidiary	1,354,829	1,172,601	5,583	—	(2,533,013)	—
Total Assets	$2,065,825	$2,939,785	$1,727,658	$8,900	$(4,983,892)	$1,758,276

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,531	$4,816	$17,008	$371	$—	$26,726
Accrued interest payable	—	13,889	—	—	—	13,889
Other accrued liabilities	11,758	1,687	8,944	919	—	23,308
Total current liabilities	16,289	20,392	25,952	1,290	—	63,923

Long-term debt
Principal amount	—	1,135,000	—	—	—	1,135,000
Less unamortized discount	—	(11,092)	—	—	—	(11,092)
Long-term debt, net of unamortized discount	—	1,123,908	—	—	—	1,123,908

Deferred income tax liabilities	—	50,944	116,690	83	—	167,717
Intercompany payable	1,646,808	458,993	344,766	312	(2,450,879)	—
Total Liabilities	1,663,097	1,654,237	487,408	1,685	(2,450,879)	1,355,548

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common Stock	505	—	—	—	—	505
Additional paid-in capital	391,898	1,280,719	1,239,497	1,111	(2,521,327)	391,898
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(13)	—	—	(13)	13	(13)
Retained earnings (accumulated deficit)	10,742	4,829	753	6,117	(11,699)	10,742
Total Stockholders' Equity	402,728	1,285,548	1,240,250	7,215	(2,533,013)	402,728
Total Liabilities and Stockholders’ Equity	$2,065,825	$2,939,785	$1,727,658	$8,900	$(4,983,892)	$1,758,276

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$65,505	$75,170	$62,909	$1,482	$(139,561)	$65,505
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,346	569	11,261	59	—	13,235
Deferred income taxes	138	4,341	21,036	(10)	—	25,505
Amortization of deferred financing costs	—	9,832	—	—	—	9,832
Stock-based compensation costs	3,772	—	—	—	—	3,772
Loss on extinguishment of debt	—	1,443	—	—	—	1,443
Amortization of debt discount	—	4,632	—	—	—	4,632
Lease termination costs	975	—	—	—	—	975
Loss on disposal of equipment	82	—	21	—	—	103
Equity in income of subsidiaries	(72,295)	(65,784)	(1,482)	—	139,561	—
Changes in operating assets and liabilities
Accounts receivable	4	(373)	(12,391)	(122)	—	(12,882)
Inventories	—	(3,066)	(6,360)	84	—	(9,342)
Prepaid expenses and other current assets	3,160	(37)	(135)	108	—	3,096
Accounts payable	(1,930)	5,784	20,687	136	—	24,677
Accrued liabilities	(39)	2	7,069	22	—	7,054
Net cash provided by (used in) operating activities	718	32,513	102,615	1,759	—	137,605

Investing Activities
Purchases of property and equipment	(10,268)	—	—	—	—	(10,268)
Proceeds from the sale of property and equipment	—	—	15	—	—	15
Proceeds from the sale of the Phazyme brand	—	—	21,700	—	—	21,700
Acquisition of brands from GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash provided by (used in) investing activities	(10,494)	—	21,715	—	—	11,221

Financing Activities
Repayments of long-term debt	—	(190,000)	—	—	—	(190,000)
Repayments under revolving credit agreement	—	(15,000)	—	—	—	(15,000)
Borrowings under revolving credit agreement	—	48,000	—	—	—	48,000
Payment of deferred financing costs	—	(1,146)	—	—	—	(1,146)
Proceeds from exercise of stock options	6,029	—	—	—	—	6,029
Intercompany activity, net	246	125,633	(124,330)	(1,549)	—	—
Net cash (used in) provided by financing activities	6,275	(32,513)	(124,330)	(1,549)	—	(152,117)

Effects of exchange rate changes on cash and cash equivalents	—	—	—	(54)	—	(54)
Increase (decrease) in cash and cash equivalents	(3,501)	—	—	156	—	(3,345)
Cash - beginning of period	18,221	—	—	794	—	19,015

Cash - end of period	$14,720	$—	$—	$950	$—	$15,670

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$37,212	$39,678	$33,273	$1,125	$(74,076)	$37,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	538	570	9,556	70	—	10,734
Deferred income taxes	290	3,514	10,000	(11)	—	13,793
Amortization of deferred financing costs	—	1,630	—	—	—	1,630
Stock-based compensation costs	3,078	—	—	—	—	3,078
Loss on extinguishment of debt	—	5,409	—	—	—	5,409
Amortization of debt discount	—	1,030	—	—	—	1,030
Equity in income of subsidiaries	(35,571)	(37,192)	(1,313)	—	74,076	—
Changes in operating assets and liabilities
Accounts receivable	(12)	(3,412)	(12,367)	(63)	—	(15,854)
Inventories	—	1,459	2,252	(1)	—	3,710
Prepaid expenses and other current assets	(3,598)	(20)	968	(359)	—	(3,009)
Accounts payable	2,611	(1,598)	4,139	(25)	—	5,127
Accrued liabilities	417	2,984	856	335	—	4,592
Intercompany activity, net	—	—	—	—	—	—
Net cash provided by operating activities	4,965	14,052	47,364	1,071	—	67,452

Investing Activities
Purchases of equipment	(367)	—	(239)	—	—	(606)
Proceeds from escrow of Blacksmith acquisition	—	—	1,200	—	—	1,200
Acquisition of GSK Brands	—	—	(662,800)	—	—	(662,800)
Intercompany activity, net	1,200	(662,800)	661,600	—	—	—
Net cash used in investing activities	833	(662,800)	(239)	—	—	(662,206)

Financing Activities
Proceeds from issuance of 2012 Senior notes	—	250,000	—	—	—	250,000
Repayment of 2010 Senior Term Loan	—	(242,000)	—	—	—	(242,000)
Proceeds from issuance of 2012 Term Loan and 2010 Term Loan	—	650,100	—	—	—	650,100
Payment of deferred financing costs	—	(33,284)	—	—	—	(33,284)
Repayment of 2012 Term Loan	—	(25,000)	—	—	—	(25,000)
Proceeds from exercise of stock options	889	—	—	—	—	889
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(893)	48,932	(47,125)	(914)	—	—
Net cash (used in) provided by financing activities	(275)	648,748	(47,125)	(914)	—	600,434

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Increase (decrease) in cash and cash equivalents	5,523	—	—	158	—	5,681
Cash - beginning of period	12,698	—	—	636	—	13,334

Cash - end of period	$18,221	$—	$—	$794	$—	$19,015

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2011

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$29,220	$21,246	$9,959	$1,477	$(32,682)	$29,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	486	577	8,973	72	—	10,108
Loss on sale of discontinued operations	—	—	890	—	—	890
Deferred income taxes	1,668	1,851	5,806	(1)	—	9,324
Amortization of deferred financing costs	—	1,043	—	—	—	1,043
Stock-based compensation costs	3,575	—	—	—	—	3,575
Loss on extinguishment of debt	—	300	—	—	—	300
Amortization of debt discount	—	702	—	—	—	702
Loss on disposal of equipment	27	—	126	—	—	153
Equity in income of subsidiaries	(21,842)	(8,912)	(1,928)	—	32,682	—
Changes in operating assets and liabilities
Accounts receivable	1,041	(1,949)	5,852	(26)	—	4,918
Inventories	—	1,852	10,648	(57)	—	12,443
Prepaid expenses and other current assets	(63)	92	97	28	—	154
Accounts payable	(605)	2,538	(212)	63	—	1,784
Accrued liabilities	4,113	9,776	(2,117)	284	—	12,056
Net cash provided by operating activities	17,620	29,116	38,094	1,840	—	86,670

Investing Activities
Purchases of equipment	(595)	—	(56)	(4)	—	(655)
Proceeds from sale of property and equipment	12	—	—	—	—	12
Proceeds from sale of discontinued operations	—	—	4,122	—	—	4,122
Acquisition of Blacksmith, net of cash acquired	—	—	(202,044)	—	—	(202,044)
Acquisition of Dramamine	—	—	(77,115)	—	—	(77,115)
Intercompany activity, net	—	(202,044)	202,044	—	—	—
Net cash (used in) provided by investing activities	(583)	(202,044)	(73,049)	(4)	—	(275,680)

Financing Activities
Proceed from issuance of debt	—	100,250	—	—	—	100,250
Proceeds from issuance of senior term loan	—	112,936	—	—	—	112,936
Payment of deferred financing costs	—	(830)	—	—	—	(830)
Repayment of long-term debt	—	(51,087)	—	—	—	(51,087)
Proceeds from exercise of stock options	331	—	—	—	—	331
Purchase of treasury stock	(353)	—	—	—	—	(353)
Intercompany activity, net	(44,961)	11,659	34,955	(1,653)	—	—
Net cash (used in) provided by financing activities	(44,983)	172,928	34,955	(1,653)	—	161,247

Increase (decrease) in cash	(27,946)	—	—	183	—	(27,763)
Cash - beginning of period	40,644	—	—	453	—	41,097

Cash - end of period	$12,698	$—	$—	$636	$—	$13,334

In the first quarter of fiscal 2013, the Company determined that in prior periods it had incorrectly recorded intercompany transactions between Prestige Brands Holdings, Inc. ("the Parent") and Prestige Brands, Inc. ("the Issuer") as a component of interest expense, resulting in (i) the misclassification of amounts between interest expense, equity in income of subsidiaries, and taxes of the Parent, and (ii) a corresponding understatement of interest income, taxes and net income of the Issuer. It was further determined that certain subsidiaries of the Issuer had been fully consolidated by the Issuer in error, resulting in (i) a gross-up of the Issuer's balance sheet, statement of income and comprehensive income and statement of cash flows, and (ii) the need to revise the presentation to reflect the Issuer's interests in those subsidiaries under the equity method. Those entities had previously been incorrectly included in the Issuer column and omitted from the Guarantor column, and accordingly, this resulted in a need to revise the presentation to include the balance sheet, results of operations, and cash flows of those Issuer subsidiary entities in the Combined Subsidiary Guarantors column of the revised Condensed Consolidating Financial Statements. In addition, the Company reclassified portions of its intercompany activity between operating and financing in the statement of cash flows. The Company also determined that it had incorrectly presented certain intercompany balances between the Parent, the Issuer, the Combined Subsidiary Guarantors and Non-Guarantors resulting in revisions impacting other accrued liabilities, deferred income taxes, provision (benefit) for income taxes, intercompany receivables, intercompany payables, investment in subsidiaries and total equity balances. Additionally, certain revisions have been made to the Company's Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 30, 2012. For the three months ended June 30, 2012, the provision for income taxes was increased approximately $4.3 million to $0.6 million for the Parent, and the benefit for income taxes was increased approximately $4.4 million to $3.0 million for the Issuer.

The Company has revised its Condensed Consolidating Financial Statements to correct the presentation of these items. There were no changes to any of the Company's Condensed Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108 and concluded that the revisions were not material to the consolidated financial statements. The Company has disclosed the impact of the revisions on previously reported annual period amounts and accordingly has revised the Condensed Consolidated Financial Statements for comparative periods. The impact of these revisions as of March 31, 2012 and for each of the periods ended March 31, 2012 and 2011 are shown in the following tables:

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended March 31, 2012;

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$341,307	$100,771	$96,082	$336,619	$5,365	$5,364	$(1,669)	$(1,669)
Income before income taxes	38,995	38,268	76,595	41,277	(4,905)	53,838	1,656	1,850	(51,184)	(74,076)
Provision (benefit) for income taxes	1,783	1,056	23,643	1,599	(2,018)	20,565	537	725	—	—
Net income	37,212	37,212	52,952	39,678	(2,887)	33,273	1,119	1,125	(51,184)	(74,076)

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended March 31, 2011;

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$230,844	$99,195	$101,925	$233,761	$5,407	$5,220	$(1,666)	$(1,666)
Income before income taxes	49,846	34,113	(6,252)	29,423	602	15,217	2,457	2,457	1,875	(32,682)
Provision (benefit) for income taxes	20,626	4,893	(2,081)	8,177	274	5,299	530	980	—	—
Net income from continuing operations	29,220	29,220	(4,143)	21,246	341	9,918	1,927	1,477	1,875	(32,682)
Condensed Consolidating Balance sheet as of March 31, 2012;

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Total current assets	$26,704	$26,704	$98,887	$22,505	$19,222	$95,240	$2,222	$2,586	$—	$—
Total assets	2,200,652	2,065,825	3,236,598	2,939,785	267,407	1,727,658	10,402	8,900	(3,956,783)	(4,983,892)
Total current liabilities	16,779	16,289	49,246	20,392	(3,446)	25,952	1,344	1,290	—	—
Total liabilities	1,797,927	1,663,097	2,982,492	1,654,237	196,430	487,408	2,116	1,685	(3,623,417)	(2,450,879)
Total stockholder's equity	402,725	402,728	254,106	1,285,548	70,977	1,240,250	8,286	7,215	(333,366)	(2,533,013)
Condensed Consolidating Statement of Cash Flows for the Year Ended March 31, 2012;

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Net cash provided by (used in) operating activities	$60,323	$4,965	$51,023	$14,052	$(2,125)	$47,364	$(230)	$1,071	$(41,539)	$—
Net cash provided by (used in) investing activities	833	833	(239)	(662,800)	—	(239)	—	—	(662,800)	—
Net cash provided by (used in) financing activities	(55,633)	(275)	(50,784)	648,748	2,125	(47,125)	387	(914)	704,339	—

Condensed Consolidating Statement of Cash Flows for the Year Ended March 31, 2011;

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Net cash provided by (used in) operating activities	$36,726	$17,620	$42,853	$29,116	$3,190	$38,094	$2,026	$1,840	$1,875	$—
Net cash provided by (used in) investing activities	(803)	(583)	(274,873)	(202,044)	—	(73,049)	(4)	(4)	—	—
Net cash provided by (used in) financing activities	(63,869)	(44,983)	232,020	172,928	(3,190)	34,955	(1,839)	(1,653)	(1,875)	—

23. Subsequent Events

On May 14, 2013, the Compensation Committee of our Board of Directors granted 113,637 shares of restricted common stock units and stock options to acquire 227,672 shares of our common stock to certain executive officers and employees under the Plan. 55,637 shares of restricted common stock units vest in their entirety on the three-year anniversary of the date of grant. 58,000 shares of restricted common stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $29.94 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted common stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act as of March 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2013 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 55 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2013 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2013 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2013 Proxy Statement under the headings “Executive Compensation and Other Matters” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2013 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2013 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2013 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 54 through 104 and page 108) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2013
Consolidated Balance Sheets at March 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2013
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2013
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

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ RONALD M. LOMBARDI
Name:	Ronald M. Lombardi
Title:	Chief Financial Officer
Date:	May 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW M. MANNELLY	Director, President and Chief Executive Officer	May 17, 2013
Matthew M. Mannelly	(Principal Executive Officer)

/s/ RONALD M. LOMBARDI	Chief Financial Officer	May 17, 2013
Ronald M. Lombardi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 17, 2013
John E. Byom

/s/ GARY E. COSTLEY	Director	May 17, 2013
Gary E. Costley

/s/ CHARLES J. HINKATY	Director	May 17, 2013
Charles J. Hinkaty

/s/ PATRICK M. LONERGAN	Director	May 17, 2013
Patrick M. Lonergan

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other		Balance at End of Year
Year Ended March 31, 2013
Reserves for sales returns and allowance	$4,257	$33,165		$(30,976)	$—		$6,446
Reserves for trade promotions	5,506	41,041		(38,024)	—		8,523
Reserves for consumer coupon redemptions	3,509	8,282		(7,542)	—		4,249
Allowance for doubtful accounts	604	265		(6)	—		863

Year Ended March 31, 2012
Reserves for sales returns and allowance	6,208	23,457		(25,408)	—		4,257
Reserves for trade promotions	4,853	32,185		(31,532)	—		5,506
Reserves for consumer coupon redemptions	2,723	7,180		(6,394)	—		3,509
Allowance for doubtful accounts	444	200		(40)	—		604

Year Ended March 31, 2011
Reserves for sales returns and allowance	6,221	17,316		(17,746)	417	(2)	6,208
Reserves for trade promotions	2,051	23,906	(1)	(23,350)	2,246	(2)	4,853
Reserves for consumer coupon redemptions	263	3,932	(1)	(3,090)	1,618	(2)	2,723
Allowance for doubtful accounts	273	180		(16)	7	(2)	444

(1)	We increased our reserves for Trade Promotion and Consumer Coupon Redemption by $3.0 million and $2.0 million, respectively, in an effort to gain market share for the PediaCare brand.

(2)	Reflect the applicable amounts acquired from the purchase of Blacksmith on November 1, 2010.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of September 14, 2010, by and among Prestige Brands Holdings, Inc., Blacksmith Brands Holdings, Inc. and the Stockholders of Blacksmith Brands Holdings, Inc.
(filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2010).+

2.2
Asset Purchase Agreement, dated as of December 15, 2010, by and between McNeil-PPC, Inc. and Prestige Brands Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2010).+

2.3
Business Sale and Purchase Agreement, dated December 20, 2011, between GlaxoSmithKline LLC, GlaxoSmithKline plc and certain of its affiliates and Prestige Brands Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2011).+†

2.4
Business Sale and Purchase Agreement, dated December 20, 2011 between GlaxoSmithKline LC, GlaxoSmithKline Consumer Healthcare L.P., GlaxoSmithKline plc and Prestige Brands Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011).+†

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
4.5
Indenture, dated as of January 31, 2012, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 8.125% Senior Notes Due 2020 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012). +

4.6	Form of 8.125% Senior Note due 2020 (contained in Exhibit 4.5 to the Company's Annual Report on Form 10-K filed May 18, 2012).+
4.7
Rights Agreement, dated as of February 27, 2012, between Prestige Brands Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2012).+

10.1
Note Purchase Agreement entered into on January 24, 2012 with respect to the sale by Prestige Brands, Inc., as issuer, of $250.0 million in aggregate principal amount of 8.125% Senior Notes due 2020 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.2
Registration Rights Agreement, dated as of January 31, 2012, among Prestige Brands, Inc., the Company, and certain subsidiaries of the Company, as guarantors, and Morgan Stanley & Co., LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Deutsche Bank Securities Inc. (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.3
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among
Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.4
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.5
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.6
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.7
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2013, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013).+

10.8
Registration Rights Agreement, dated as of November 1, 2010, by and among Prestige Brands, Inc., each Guarantor listed on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated (formerly known as Banc of America Securities LLC) and Deutsche Bank Securities Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).+

10.9	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).+
10.10
Executive Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.1 to the Company's Quarterly Report on Form10-Q filed with the SEC on November 6, 2009).+@

10.11
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+@

10.12
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+@

10.13
Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+@

10.14
Executive Employment Agreement, dated as of December 6, 2010, between Prestige Brands Holdings, Inc. and Ronald M. Lombardi (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).+@

10.15
Executive Employment Agreement, dated as of March 4, 2011, between Prestige Brands Holdings, Inc. and Paul Hennessey (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+@

10.16
Executive Employment Agreement, dated as of February 29, 2012, by and between Prestige Brands Holdings, Inc. and Samuel C. Cowley (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+@

10.17	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.18	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).+#
10.19	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2007).+#
10.20	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2009).+#
10.21	Form of Director Indemnification Agreement. *@
10.22	Form of Officer Indemnification Agreement.*@
10.23
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008).+†

10.24
First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+†

10.25
Transitional Manufacturing and Supply Agreement, dated January 31, 2012 between Medtech Products Inc. and GlaxoSmithKline Consumer Healthcare L.P. (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+†

10.26	Prestige Brands Holdings, Inc. Summary of Director Compensation Program (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012). +#

10.27	Supply Agreement, dated as of July 1, 2012, among Medtech Products Inc. and Pharmacare Limited T/A Aspen Pharmacare.*
10.28	Supply Agreement, dated as of November 16, 2012, among Medtech Products Inc. and BestSweet Inc.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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