Form 10-Q
period 2013-06-30
Prestige Brands Holdings, Inc.
filed 2013-08-01
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☐ No ☒
As of July 26, 2013, there were 51,172,284 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2013	2012
Revenues
Net sales	$142,101	$145,920
Other revenues	870	1,077
Total revenues	142,971	146,997

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	59,488	63,393
Gross profit	83,483	83,604

Operating Expenses
Advertising and promotion	19,140	20,325
General and administrative	11,634	16,151
Depreciation and amortization	3,268	3,295
Total operating expenses	34,042	39,771
Operating income	49,441	43,833

Other (income) expense
Interest income	(3)	(2)
Interest expense	15,908	19,850
Total other expense	15,905	19,848
Income before income taxes	33,536	23,985
Provision for income taxes	12,844	9,330
Net income	$20,692	$14,655

Earnings per share:
Basic	$0.40	$0.29
Diluted	$0.40	$0.29

Weighted average shares outstanding:
Basic	51,222	50,342
Diluted	52,040	51,106

Comprehensive income, net of tax:
Currency translation adjustments	1	(42)
Total other comprehensive income (loss)	1	(42)
Comprehensive income	$20,693	$14,613

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	June 30, 2013	March 31, 2013
Current assets
Cash and cash equivalents	$19,306	$15,670
Accounts receivable, net	61,981	73,053
Inventories	66,917	60,201
Deferred income tax assets	6,067	6,349
Prepaid expenses and other current assets	8,713	8,900
Total current assets	162,984	164,173

Property and equipment, net	10,697	9,896
Goodwill	167,546	167,546
Intangible assets, net	1,370,535	1,373,240
Other long-term assets	24,332	24,944
Total Assets	$1,736,094	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$42,222	$51,376
Accrued interest payable	13,721	13,894
Other accrued liabilities	25,792	31,398
Total current liabilities	81,735	96,668

Long-term debt
Principal amount	960,000	978,000
Less unamortized discount	(6,755)	(7,100)
Long-term debt, net of unamortized discount	953,245	970,900

Deferred income tax liabilities	200,803	194,288
Total Liabilities	1,235,783	1,261,856

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Preferred share rights	283	283
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 51,364 shares at June 30, 2013 and 51,311 shares at March 31, 2013	514	513
Additional paid-in capital	403,643	401,691
Treasury stock, at cost - 191 shares at June 30, 2013 and 181 shares at March 31, 2013	(965)	(687)
Accumulated other comprehensive loss, net of tax	(103)	(104)
Retained earnings	96,939	76,247
Total Stockholders' Equity	500,311	477,943
Total Liabilities and Stockholders' Equity	$1,736,094	$1,739,799
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2013	2012
Operating Activities
Net income	$20,692	$14,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,268	3,295
Deferred income taxes	6,797	7,076
Amortization of deferred financing costs	892	1,048
Stock-based compensation costs	1,193	913
Amortization of debt discount	345	404
(Gain) loss on sale or disposal of equipment	(2)	21
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	11,070	(9,214)
Inventories	(6,716)	(2,748)
Prepaid expenses and other current assets	187	6
Accounts payable	(9,147)	135
Accrued liabilities	(5,781)	(849)
Net cash provided by operating activities	22,798	14,742

Investing Activities
Purchases of property and equipment	(1,364)	(1,198)
Proceeds from the sale of property and equipment	2	15
Acquisition of brands from GSK purchase price adjustments	—	(226)
Net cash used in investing activities	(1,362)	(1,409)

Financing Activities
Repayments of long-term debt	—	(45,000)
Repayments under revolving credit agreement	(18,000)	(8,000)
Borrowings under revolving credit agreement	—	25,000
Payment of deferred financing costs	(280)	—
Proceeds from exercise of stock options	309	80
Excess tax benefits from share-based awards	452	—
Fair value of shares surrendered as payment of tax withholding	(278)	—
Net cash used in financing activities	(17,797)	(27,920)

Effects of exchange rate changes on cash and cash equivalents	(3)	(24)
Increase (decrease) in cash and cash equivalents	3,636	(14,611)
Cash and cash equivalents - beginning of period	15,670	19,015
Cash and cash equivalents - end of period	$19,306	$4,404

Interest paid	$14,826	$18,391
Income taxes paid	$657	$407

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club, and dollar stores in the United States and Canada and in certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2014”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014.  This financial information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at June 30, 2013 are uninsured.

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

Revenue Recognition
Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed or determinable, (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss, and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of the risk of loss generally occurs when the product is received by the customer, and, accordingly, we recognize revenue at that time.  Provisions are made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $6.6 million for the three months ended June 30, 2013 and $8.2 million for the three months ended June 30, 2012.

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

Recently Issued Accounting Standards
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, relating to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This new guidance did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a significant impact on our financial statement presentation. See Note 13, Accumulated Other Comprehensive Income (Loss) for required disclosure.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Acquisitions

Acquisition of GlaxoSmithKline OTC Brands
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline ("GSK") to acquire a total of 17 North American OTC healthcare -brands (the "GSK Brands") for $660.0 million in cash (the "GSK Agreement").

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

These acquisitions were accounted for in accordance with the Business Combinations topic of the FASB ASC-805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10. In April 2012, we received the post-closing inventory and apportionment adjustments, which required us to pay an additional $2.8 million to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services, including marketing, operations, finance and other services, from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and those processes to us. We incurred $6.8 million in TSA costs for the three months ended June 30, 2012. Pursuant to the TSA, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

The allocation of the purchase price to assets acquired under the GSK Agreement is based on a valuation we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $663.0 million purchase price to the assets we acquired on the GSK Brands acquisition dates:

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at June 30, 2013 was 17.7 years.

3.	Divestitures

Sale of the Phazyme Brand
On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million from the divestitures on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. However, the buyer elected to extend the Canadian TSA support on a month to month basis. As part of the ongoing Phazyme TSA, our Canadian distributor, among other things, ships products, invoices customers, collects from customers and pays certain vendors on the buyer's behalf.

The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	June 30, 2013	March 31, 2013
Components of Accounts Receivable
Trade accounts receivable	$67,931	$79,746
Other receivables	641	615
	68,572	80,361
Less allowances for discounts, returns and uncollectible accounts	(6,591)	(7,308)
Accounts receivable, net	$61,981	$73,053

5.	Inventories

Inventories consist of the following:

(In thousands)	June 30, 2013	March 31, 2013
Components of Inventories
Packaging and raw materials	$1,164	$1,875
Finished goods	65,753	58,326
Inventories	$66,917	$60,201

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $2.3 million and $1.3 million at June 30, 2013 and March 31, 2013, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	June 30, 2013	March 31, 2013
Components of Property and Equipment
Machinery	$1,580	$1,580
Computer equipment	7,914	6,559
Furniture and fixtures	1,519	1,510
Leasehold improvements	4,713	4,713
	15,726	14,362
Accumulated depreciation	(5,029)	(4,466)
Property and equipment, net	$10,697	$9,896

We recorded depreciation expense of $0.6 million and $0.2 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2013
Goodwill	$290,327	$72,549	$362,876
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	160,157	7,389	167,546

Balance — June 30, 2013
Goodwill	290,327	72,549	362,876
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$160,157	$7,389	$167,546

At March 31, 2013, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2013. As of June 30, 2013, no indicators of impairment existed and no impairment charge was recorded.

The discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2013, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require impairments in the future.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Carrying Amounts
Balance — March 31, 2013	$1,243,718	$203,066	$158	$1,446,942
Reductions	—	—	(158)	(158)
Balance — June 30, 2013	$1,243,718	$203,066	$—	$1,446,784

Accumulated Amortization
Balance — March 31, 2013	$—	$73,544	$158	$73,702
Additions	—	2,705	—	2,705
Reductions	—	—	(158)	(158)
Balance — June 30, 2013	$—	$76,249	$—	$76,249

Intangible assets, net - June 30, 2013	$1,243,718	$126,817	$—	$1,370,535

In a manner similar to goodwill, we completed our test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2013.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our operating segments exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of June 30, 2013 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the three months ended June 30, 2013.

The weighted average remaining life for finite-lived intangible assets at June 30, 2013 was approximately 12.8 years and the amortization expense for the three months ended June 30, 2013 was $2.7 million. At June 30, 2013, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2014 (Remaining nine months ending March 31, 2014)	$9,680
2015	8,840
2016	8,840
2017	8,840
2018	8,840
Thereafter	81,777
$126,817

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2013	March 31, 2013

Accrued marketing costs	$16,297	$17,187
Accrued compensation costs	3,434	8,847
Accrued broker commissions	519	1,028
Income taxes payable	1,693	493
Accrued professional fees	1,959	1,846
Deferred rent	1,368	1,268
Accrued lease termination costs	522	729
	$25,792	$31,398

10.	Long-Term Debt

On March 24, 2010, Prestige Brands, Inc. (the "Borrower") issued $150.0 million of senior unsecured notes, with an interest rate of 8.25% and a maturity date of April 1, 2018 (the "2010 Senior Notes"). On November 1, 2010, the Borrower issued an additional $100.0 million of the 2010 Senior Notes. The Borrower may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes. The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to make payments to Prestige Brands, Inc., or the Company or to obtain funds from their subsidiaries.

On January 31, 2012, the Borrower issued $250.0 million of senior unsecured notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020 (the "2012 Senior Notes"). The Borrower may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to make payments to Prestige Brands, Inc., or the Company or to obtain funds from their subsidiaries. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2012 Senior Notes.

On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million, and in June 2013, we further increased the amount of our borrowing capacity under the 2012 ABL Revolver by $20.0 million to $95.0 million and also reduced our borrowing rate on the 2012 ABL Revolver by 0.25%. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to make payments to Prestige Brands, Inc., or the Company or to obtain funds from their subsidiaries.

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.00%. For the three months ended June 30, 2013, the average interest rate on the 2012 Term Loan was 3.8%.

Under the 2012 Term Loan, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we have made significant optional payments in the past, we will not be required to make a payment until the maturity date of January 31, 2019.

Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less the percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2013, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.3%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition of the GSK Brands is discussed in Note 2.

At June 30, 2013, we had $24.3 million of unamortized debt issuance costs and $6.8 million_of unamortized debt discount. The total of which is comprised of $3.2 million related to the 2010 Senior Notes, $11.0 million related to the 2012 Senior Notes, $15.3 million related to the 2012 Term Loan, and $1.6 million related to the 2012 ABL Revolver.

The 2010 Senior Notes are secured on a pari passu basis with the 2012 Term Loan and are guaranteed on a senior secured basis. The 2012 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company. The 2012 Senior Notes are effectively subordinated to secured obligations of the

Company, including the 2012 Term Loan and the 2012 ABL Revolver and the 2010 Senior Notes, equal in right of payment to all existing and future unsecured obligations of the Company, and senior in right of payment to all existing and future subordinated obligations of the Company.

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

The indentures governing the 2010 Senior Notes and 2012 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indenture governing the 2012 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indenture governing the 2012 Senior Notes. At June 30, 2013, we were in compliance with the covenants under our long-term indebtedness.

During the three months ended June 30, 2013, we made payments of $18.0 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2013	March 31, 2013
2012 Senior Notes bearing interest at 8.125%, with interest only payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.00% or LIBOR with a floor of 1.00%, due on January 31, 2019.	445,000	445,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	15,000	33,000
2010 Senior Notes bearing interest at 8.25%, with interest only payable on April 1 and October 1 of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	960,000	978,000
Less: unamortized discount	(6,755)	(7,100)
Long-term debt, net of unamortized discount	$953,245	$970,900

Aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2014 (remaining nine months ending March 31, 2014)	$—
2015	—
2016	—
2017	15,000
2018	—
Thereafter	945,000
$960,000

11.	Fair Value Measurements

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

The Fair Value Measurements and Disclosures topic of the FASB ASC requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic established market (observable inputs) as the preferred source of fair value, to be followed by the Company's assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs. Based upon the above, the following fair value hierarchy was created:

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes, the 2010 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At June 30, 2013 and March 31, 2013, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At June 30, 2013 and March 31, 2013, the carrying value of our 2012 Senior Notes was $250.0 million. The market value of our 2012 Senior Notes was $272.5 million and $281.9 million at June 30, 2013 and March 31, 2013, respectively.

At June 30, 2013 and March 31, 2013, the carrying value of the 2012 Term Loan was $445.0 million. The market value of the 2012 Term Loan was $446.1 million and $451.1 million at June 30, 2013 and March 31, 2013, respectively.

At June 30, 2013 and March 31, 2013, the carrying value of our 2010 Senior Notes was $250.0 million.  The market value of our 2010 Senior Notes was $266.3 million and $271.9 million at June 30, 2013 and March 31, 2013, respectively.

At June 30, 2013 and March 31, 2013, the carrying value of the 2012 ABL Revolver was $15.0 million and $33.0 million, respectively. The market value of the 2012 ABL Revolver was $14.1 million and $33.0 million at June 30, 2013 and March 31, 2013, respectively.

12.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2013.

During the three months ended June 30, 2013 and June 30, 2012, we repurchased 10,726 shares and zero shares, respectively, of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases were at an average price of $25.96. All of the repurchased shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Income (Loss)

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. As discussed in Note 1 above, ASU 2013-02 did not have a significant impact on our financial statements.

AOCI consisted of the following at June 30, 2013 and March 31, 2013:

	June 30,	March 31,
(In thousands)	2013	2013
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$1	$(91)
Total accumulated other comprehensive income (loss)	$1	$(91)

14.	Earnings Per Share

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

	Three Months Ended June 30,
(In thousands, except per share data)	2013	2012
Numerator
Net income	$20,692	$14,655

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,222	50,342
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	818	764
Denominator for diluted earnings per share	52,040	51,106

Earnings per Common Share:
Basic net earnings per share	$0.40	$0.29

Diluted net earnings per share	$0.40	$0.29

For the three months ended June 30, 2013 and 2012, there were 0.2 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months ended June 30, 2013, pre-tax share-based compensation costs charged against income were $1.2 million and the related income tax benefit recognized was $0.5 million.  During the three months ended June 30, 2012, pre-tax share-based compensation costs charged against income were $0.9 million and the related income tax benefit recognized was $0.3 million.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share and restricted stock unit awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On May 14, 2013, the Compensation Committee of our Board of Directors granted 113,637 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 55,637 restricted stock units vest in their entirety on the three-year anniversary of the date of grant, and 58,000 restricted stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the restricted common stock units.

The restricted common stock units granted to directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The common stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. The fair value of the common stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted stock units granted during the three months ended June 30, 2013 and 2012 was $29.94 and $13.50, respectively.

A summary of the Company's restricted shares and restricted stock units granted under the Plan is presented below:

Restricted Shares and Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2012:
Outstanding at March 31, 2012	363.4	$9.92
Granted	123.8	13.50
Vested and issued	—	—
Forfeited	(3.0)	10.11
Outstanding at June 30, 2012	484.2	10.84
Vested at June 30, 2012	54.0	7.40

Three months ended June 30, 2013:
Outstanding at March 31, 2013	421.3	$11.01
Granted	113.6	29.94
Vested and issued	(27.7)	9.03
Forfeited	(3.6)	13.24
Outstanding at June 30, 2013	503.6	15.38
Vested at June 30, 2013	83.1	9.63

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to us and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  On May 14, 2013, the Compensation Committee of our Board of Directors granted stock options to acquire 227,672 shares of our common stock to certain executive officers and employees under the Plan. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $29.94 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.

The weighted-average grant-date fair value of the options granted during the three months ended June 30, 2013 and 2012 was $4.71 and $5.96, respectively.

	Three Months Ended June 30,
	2013	2012
Expected volatility	48.0%	43.8%
Expected dividends	$—	$—
Expected term in years	6.0	6.5
Risk-free rate	1.3%	1.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2012:
Outstanding at March 31, 2012	1,745.4	$8.44
Granted	423.0	13.24
Exercised	(6.8)	11.84
Forfeited or expired	(5.7)	10.12
Outstanding at June 30, 2012	2,155.9	9.37	7.9	$13,885
Exercisable at June 30, 2012	802.7	8.74	7.2	5,679

Three months ended June 30, 2013:
Outstanding at March 31, 2013	1,386.4	$10.43
Granted	227.7	29.94
Exercised	(25.0)	12.40
Forfeited or expired	(8.0)	13.24
Outstanding at June 30, 2013	1,581.1	13.19	6.2	$9,840
Exercisable at June 30, 2013	515.9	11.27	7.2	3,715

The aggregate intrinsic value of options exercised in the three months ended June 30, 2013 was $9.2 million. At June 30, 2013, there was no intrinsic value for options granted during the three months ended June 30, 2013, as the exercise price of these options was greater than the closing price of our common stock as of June 30, 2013.

At June 30, 2013, there were $7.1 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of options and restricted shares vested during the three months ended June 30, 2013 and 2012 was $1.9 million and $0.8 million, respectively.  For the three months ended June 30, 2013 and 2012, cash received from the exercise of stock options was $0.3 million and $0.1 million, respectively, and we realized $1.1 million and $0.1 million, respectively, in tax benefits for the tax deductions resulting from these option exercises. At June 30, 2013, there were 1.6 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 38.3% and 38.9% for the three months ended June 30, 2013 and June 30, 2012, respectively. The decrease in the effective tax rate for the three-months ended June 30, 2013 is primarily due to lower state income taxes.

At June 30, 2013, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.1 million, which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We experienced no change in our uncertain tax liability during the three months ended June 30, 2013. Therefore, the balance in our uncertain tax liability was $1.0 million at June 30, 2013 and March 31, 2013. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2018. Due to the acquisition of the GSK Brands, we required additional office space and entered into a 5.5 year lease for a new office facility in New York, which began in the third quarter of fiscal 2013. In May 2012, we also entered into a three year office lease in Rogers, Arkansas. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases as of June 30, 2013:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2014 (Remaining nine months ending March 31, 2014)	$1,501	$117	$1,618
2015	1,049	136	1,185
2016	994	135	1,129
2017	1,023	68	1,091
2018	1,044	—	1,044
Thereafter	—	—	—
	$5,611	$456	$6,067

Rent expense for each of the three months ended June 30, 2013 and 2012 was $0.3 million.

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

(In thousands)
Year Ending March 31,	Amount
2014 (Remaining nine months ending March 31, 2014)	$849
2015	1,105
2016	1,074
2017	1,044
2018	1,013
Thereafter	1,542
$6,627

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three months ended June 30, 2013, approximately 44.4% of our total revenues were derived from our five top selling brands.  During the three months ended June 30, 2012, approximately 42.3% and of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 12.5% of our gross revenues for the three months ended June 30, 2013, and approximately 20.6% of our gross revenues for the three months ended June 30, 2012. At June 30, 2013, approximately 19.3% of accounts receivable were owed by the same customer.

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

At June 30, 2013, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 79.6% of gross sales for the three months ended June 30, 2013. At June 30, 2012, we had relationships with 45 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 84.9% of gross sales for the three months ended June 30, 2012. The fact that we do not have long-term contracts with certain manufacturers means they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

19.	Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. Our current operating and reportable segments consist of (i) OTC Healthcare and (ii) Household Cleaning. There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The tables below summarize information about our operating and reportable segments.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$122,768	$19,333	$142,101	$126,004	$19,916	$145,920
Other revenues	157	713	870	181	896	1,077
Total revenues	122,925	20,046	142,971	126,185	20,812	146,997
Cost of sales	45,011	14,477	59,488	47,399	15,994	63,393
Gross profit	77,914	5,569	83,483	78,786	4,818	83,604
Advertising and promotion	18,232	908	19,140	17,853	2,472	20,325
Contribution margin	$59,682	$4,661	64,343	$60,933	$2,346	63,279
Other operating expenses			14,902			19,446
Operating income			49,441			43,833
Other expense			15,905			19,848
Income before income taxes			33,536			23,985
Provision for income taxes			12,844			9,330
Net income			$20,692			$14,655

The table below summarizes information about our revenues from similar product groups.

	Three Months Ended June 30,
(In thousands)	2013	2012
Analgesics	$28,223	$27,675
Cough & Cold	21,582	23,804
Gastrointestinal	21,837	24,204
Eye & Ear Care	22,702	21,707
Dermatologicals	13,932	14,482
Oral Care	11,159	10,530
Other OTC	3,490	3,783
Total OTC Healthcare Segment	122,925	126,185
Household Cleaning Segment	20,046	20,812
Consolidated Total Revenues	$142,971	$146,997

During the three months ended June 30, 2013, approximately 89.0% of our sales were made to customers in the United States, while during the three months ended June 30, 2012, approximately 91.4% of our sales were made to customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended June 30, 2013, sales to Canada accounted for approximately 8.2% of our total revenues, while during the three months ended June 30, 2012 approximately 6.4% of our total revenue was attributable to sales to Canada.

At June 30, 2013, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$160,157	$7,389	$167,546

Intangible assets
Indefinite-lived	1,123,898	119,820	1,243,718
Finite-lived	99,342	27,475	126,817
	1,223,240	147,295	1,370,535
	$1,383,397	$154,684	$1,538,081

20. Condensed Consolidating Financial Statements

As described in Note 10, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2012 Senior Notes and the 2010 Senior Notes, including, without limitation, the obligation to pay principal and interest with respect to the 2012 Senior Notes and the 2010 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2012 Senior Notes and the 2010 Senior Notes are as follows: Prestige Personal Care Holdings, Inc., Prestige Personal Care, Inc., Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2012 Senior Notes and the 2010 Senior Notes. Although holders of the 2012 Senior Notes and the 2010 Senior Notes will be direct creditors of the guarantors of the 2012 Senior Notes and the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom and in the Netherlands (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2012 Senior Notes or the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2012 Senior Notes or the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2012 Senior Notes and the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2013 and March 31, 2013, Condensed Consolidating Income and Comprehensive Income Statements for the three months ended June 30, 2013 and 2012, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2013 and 2012. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in our 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$24,259	$116,619	$1,223	$—	$142,101
Other revenues	—	68	863	434	(495)	870
Total revenues	—	24,327	117,482	1,657	(495)	142,971

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,458	49,989	536	(495)	59,488
Gross profit	—	14,869	67,493	1,121	—	83,483

Operating Expenses
Advertising and promotion	—	3,440	15,493	207	—	19,140
General and administrative	1,499	1,643	8,457	35	—	11,634
Depreciation and amortization	517	142	2,595	14	—	3,268
Total operating expenses	2,016	5,225	26,545	256	—	34,042
Operating income (loss)	(2,016)	9,644	40,948	865	—	49,441

Other (income) expense
Interest income	(12,213)	(14,323)	—	(2)	26,535	(3)
Interest expense	8,607	15,908	17,928	—	(26,535)	15,908
Equity in income of subsidiaries	(19,855)	(14,553)	(679)	—	35,087	—
Total other (income) expense	(23,461)	(12,968)	17,249	(2)	35,087	15,905
Income before income taxes	21,445	22,612	23,699	867	(35,087)	33,536
Provision (benefit) for income taxes	753	3,087	8,816	188	—	12,844
Net income (loss)	$20,692	$19,525	$14,883	$679	$(35,087)	$20,692

Comprehensive income, net of tax:
Currency translation adjustments	1	—	—	(1)	1	1
Total other comprehensive income (loss)	1	—	—	(1)	1	1
Comprehensive income (loss)	$20,693	$19,525	$14,883	$678	$(35,086)	$20,693

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$23,222	$121,657	$1,041	$—	$145,920
Other revenues	—	67	1,062	475	(527)	1,077
Total revenues	—	23,289	122,719	1,516	(527)	146,997

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	8,441	55,035	444	(527)	63,393
Gross profit	—	14,848	67,684	1,072	—	83,604

Operating Expenses
Advertising and promotion	—	3,107	16,920	298	—	20,325
General and administrative	1,829	1,729	12,090	503	—	16,151
Depreciation and amortization	132	141	3,005	17	—	3,295
Total operating expenses	1,961	4,977	32,015	818	—	39,771
Operating income (loss)	(1,961)	9,871	35,669	254	—	43,833

Other (income) expense
Interest income	(12,128)	(10,960)	—	(47)	23,133	(2)
Interest expense	8,666	28,516	5,801	—	(23,133)	19,850
Equity in income of subsidiaries	(13,738)	(19,878)	(133)	—	33,749	—
Total other (income) expense	(17,200)	(2,322)	5,668	(47)	33,749	19,848
Income (loss) before income taxes	15,239	12,193	30,001	301	(33,749)	23,985
Provision (benefit) for income taxes	584	(2,989)	11,618	117	—	9,330
Net income (loss)	14,655	15,182	18,383	184	(33,749)	14,655

Comprehensive income, net of tax:
Currency translation adjustments	(42)	—	—	(42)	42	(42)
Total other comprehensive income (loss)	(42)	—	—	(42)	42	(42)
Comprehensive income (loss)	$14,613	$15,182	$18,383	$142	$(33,707)	$14,613

Condensed Consolidating Balance Sheet
June 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,325	$—	$—	$981	$—	$19,306
Accounts receivable, net	143	11,513	49,220	1,105	—	61,981
Inventories	—	11,787	54,616	514	—	66,917
Deferred income tax assets	239	894	4,934	—	—	6,067
Prepaid expenses and other current assets	2,842	723	4,878	270	—	8,713
Total current assets	21,549	24,917	113,648	2,870	—	162,984

Property and equipment, net	10,455	26	216	—	—	10,697
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,262	1,176,967	306	—	1,370,535
Other long-term assets	—	24,332	—	—	—	24,332
Intercompany receivable	651,002	1,892,251	434,939	8,159	(2,986,351)	—
Investment in subsidiary	1,449,631	653,164	7,746	—	(2,110,541)	—
Total Assets	$2,132,637	$2,853,959	$1,835,055	$11,335	$(5,096,892)	$1,736,094

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,184	$7,640	$31,517	$881	$—	$42,222
Accrued interest payable	—	13,721	—	—	—	13,721
Other accrued liabilities	7,226	2,103	15,366	1,097	—	25,792
Total current liabilities	9,410	23,464	46,883	1,978	—	81,735

Long-term debt
Principal amount	—	960,000	—	—	—	960,000
Less unamortized discount	—	(6,755)	—	—	—	(6,755)
Long-term debt, net of unamortized discount	—	953,245	—	—	—	953,245

Deferred income tax liabilities	—	55,859	144,873	71	—	200,803
Intercompany payable	1,622,916	441,102	922,333	—	(2,986,351)	—
Total Liabilities	1,632,326	1,473,670	1,114,089	2,049	(2,986,351)	1,235,783

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	514	—	—	—	—	514
Additional paid-in capital	403,643	1,280,945	624,742	1,111	(1,906,798)	403,643
Treasury stock, at cost - 191 shares	(965)	—	—	—	—	(965)
Accumulated other comprehensive income, net of tax	(103)	—	—	(103)	103	(103)
Retained earnings (accumulated deficit)	96,939	99,344	96,224	8,278	(203,846)	96,939
Total Stockholders' Equity	500,311	1,380,289	720,966	9,286	(2,110,541)	500,311
Total Liabilities and Stockholders' Equity	$2,132,637	$2,853,959	$1,835,055	$11,335	$(5,096,892)	$1,736,094

Condensed Consolidating Balance Sheet
March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,720	$—	$—	$950	$—	$15,670
Accounts receivable, net	21	13,875	58,345	812	—	73,053
Inventories	—	11,164	48,474	563	—	60,201
Deferred income tax assets	218	855	5,276	—	—	6,349
Prepaid expenses and other current assets	4,942	93	3,609	256	—	8,900
Total current assets	19,901	25,987	115,704	2,581	—	164,173

Property and equipment, net	9,609	34	253	—	—	9,896
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,396	1,179,524	320	—	1,373,240
Other long-term assets	—	24,944	—	—	—	24,944
Intercompany receivable	653,049	1,911,573	415,587	7,316	(2,987,525)	—
Investment in subsidiary	1,429,775	638,611	7,067	—	(2,075,453)	—
Total Assets	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,601	$10,600	$37,695	$480	$—	$51,376
Accrued interest payable	—	13,894	—	—	—	13,894
Other accrued liabilities	12,694	1,684	16,107	913	—	31,398
Total current liabilities	15,295	26,178	53,802	1,393	—	96,668

Long-term debt
Principal amount	—	978,000	—	—	—	978,000
Less unamortized discount	—	(7,100)	—	—	—	(7,100)
Long-term debt, net of unamortized discount	—	970,900	—	—	—	970,900

Deferred income tax liabilities	—	55,291	138,924	73	—	194,288
Intercompany payable	1,619,096	447,419	920,865	145	(2,987,525)	—
Total Liabilities	1,634,391	1,499,788	1,113,591	1,611	(2,987,525)	1,261,856

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	513	—	—	—	—	513
Additional paid-in capital	401,691	1,280,945	624,742	1,111	(1,906,798)	401,691
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(104)	—	—	(104)	104	(104)
Retained earnings (accumulated deficit)	76,247	79,819	81,341	7,599	(168,759)	76,247
Total Stockholders' Equity	477,943	1,360,764	706,083	8,606	(2,075,453)	477,943
Total Liabilities and Stockholders' Equity	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$20,692	$19,525	$14,883	$679	$(35,087)	$20,692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	517	142	2,595	14	—	3,268
Deferred income taxes	(21)	529	6,291	(2)	—	6,797
Amortization of deferred financing costs	—	892	—	—	—	892
Stock-based compensation costs	1,193	—	—	—	—	1,193
Amortization of debt discount	—	345	—	—	—	345
Gain on sale of assets	—	—	(2)	—	—	(2)
Equity in income of subsidiaries	(19,855)	(14,553)	(679)	—	35,087	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(122)	2,362	9,125	(295)	—	11,070
Inventories	—	(623)	(6,142)	49	—	(6,716)
Prepaid expenses and other current assets	2,100	(630)	(1,269)	(14)	—	187
Accounts payable	(417)	(2,960)	(6,178)	408	—	(9,147)
Accrued liabilities	(5,468)	246	(741)	182	—	(5,781)
Net cash provided by (used in) operating activities	(1,381)	5,275	17,883	1,021	—	22,798

Investing Activities
Purchases of property and equipment	(1,364)	—	—	—	—	(1,364)
Proceeds from the sale of property and equipment	—	—	2	—	—	2
Net cash provided by (used in) investing activities	(1,364)	—	2	—	—	(1,362)

Financing Activities
Repayments under revolving credit agreement	—	(18,000)	—	—	—	(18,000)
Payment of deferred financing costs	—	(280)	—	—	—	(280)
Proceeds from exercise of stock options	309	—	—	—	—	309
Excess tax benefits from share-based awards	452	—	—	—	—	452
Shares surrendered as payment of tax withholding	(278)	—	—	—	—	(278)
Intercompany activity, net	5,867	13,005	(17,885)	(987)	—	—
Net cash (used in) provided by financing activities	6,350	(5,275)	(17,885)	(987)	—	(17,797)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
Increase in cash and cash equivalents	3,605	—	—	31	—	3,636
Cash - beginning of period	14,720	—	—	950	—	15,670
Cash - end of period	$18,325	$—	$—	$981	$—	$19,306

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$14,655	$15,182	$18,383	$184	$(33,749)	$14,655
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132	141	3,005	17	—	3,295
Deferred income taxes	20	908	6,154	(6)	—	7,076
Amortization of deferred financing costs	—	1,048	—	—	—	1,048
Stock-based compensation costs	913	—	—	—	—	913
Amortization of debt discount	—	404	—	—	—	404
Loss on disposal of equipment	—	—	21	—	—	21
Equity in income of subsidiaries	(13,738)	(19,878)	(133)	—	33,749	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4)	2,264	(11,295)	(179)	—	(9,214)
Inventories	—	593	(3,633)	292	—	(2,748)
Prepaid expenses and other current assets	535	(39)	(642)	152	—	6
Accounts payable	(2,954)	846	2,149	94	—	135
Accrued liabilities	(4,730)	285	3,605	(9)	—	(849)
Net cash provided by (used in) operating activities	(5,171)	1,754	17,614	545	—	14,742

Investing Activities
Purchases of property and equipment	(1,198)	—	—	—	—	(1,198)
Proceeds from sale of property and equipment	—	—	15	—	—	15
Acquisition of GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash (Used in) provided by investing activities	(1,424)	—	15	—	—	(1,409)

Financing Activities
Repayment of long-term debt	—	(45,000)	—	—	—	(45,000)
Repayments under revolving credit agreement	—	(8,000)	—	—	—	(8,000)
Borrowings under revolving credit agreement	—	25,000	—	—	—	25,000
Proceeds from exercise of stock options	80	—	—	—	—	80
Intercompany activity, net	(8,138)	26,246	(17,629)	(479)	—	—
Net cash used in financing activities	(8,058)	(1,754)	(17,629)	(479)	—	(27,920)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(24)	—	(24)
(Decrease) increase in cash and cash equivalents	(14,653)	—	—	42	—	(14,611)
Cash - beginning of period	18,221	—	—	794	—	19,015
Cash - end of period	$3,568	$—	$—	$836	$—	$4,404

The Company has revised its Condensed Consolidating Financial Statements to correct the presentation of certain intercompany transactions between Prestige Brands Holdings, Inc. ("the Parent"), Prestige Brands, Inc. ("the Issuer"), the Combine Guarantor Subsidiaries and the Combined Non-Guarantor Subsidiaries. There were no changes to any of the Company's Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the consolidated financial statements. The impact of these revisions for the three month period ended June 30, 2012 are shown in the following tables:

Condensed Consolidating Statement of Income and Comprehensive Income for the Three Months Ended June 30, 2012:

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Revenue	$—	$—	$23,289	$23,289	$122,719	$122,719	$1,516	$1,516	$(527)	$(527)
Income before income taxes	10,902	15,239	12,193	12,193	29,808	30,001	362	301	(29,280)	(33,749)
Provision (benefit) for income taxes	(3,753)	584	1,361	(2,989)	11,554	11,618	168	117	—	—
Net income	14,655	14,655	10,832	15,182	18,254	18,383	194	184	(29,280)	(33,749)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended June 30, 2012:

(In thousands)	Prestige Brands Holdings, Inc.		Prestige Brands, Inc., the issuer		Combined Subsidiary Guarantors		Combined Non-Guarantor Subsidiaries		Eliminations
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
Net cash provided by (used in) operating activities	$(4,028)	$(5,171)	$(2,388)	$1,754	$19,335	$17,614	$1,823	$545	$—	$—
Net cash provided by (used in) investing activities	(1,424)	(1,424)	—	—	15	15	—	—	—	—
Net cash provided by (used in) financing activities	(9,201)	(8,058)	2,388	(1,754)	(19,350)	(17,629)	(1,757)	(479)	—	—

21. Subsequent Event

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care”), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. The brands acquired are complementary to our existing OTC Healthcare portfolio.

As of the date of this Quarterly Report on Form 10−Q, we have not yet completed the initial accounting for the acquisition, and the acquisition date fair values of the acquired assets and assumed liabilities have not yet been determined.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as well as those described in Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and in future reports filed with the Securities and Exchange Commission ( the "SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 44 of this Quarterly Report on Form 10-Q.

General
We are engaged in the marketing, sales and distribution of brand name over-the-counter ("OTC") healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club and dollar stores in the United States and Canada and in certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our product portfolio both organically and through acquisitions. We develop our core brands by investing in new product lines, brand extensions and providing advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired well-recognized brands from consumer products and pharmaceutical companies. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

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

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In April 2012, we received the post-closing inventory and apportionment adjustments, which required us to pay an additional $2.8 million to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.
Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services, including marketing, operations, finance and other services, from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned those processes to us. For the three months ended June 30, 2012, we incurred $6.8 million in TSA costs. Pursuant to the TSA, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

The allocation of the purchase price to assets acquired under the GSK Agreement is based on a valuation we performed to determine the fair value of such assets as of the acquisition date. The following table summarizes our allocation of the $663.0 million purchase price to the assets we acquired at the GSK Brands acquisition dates:

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at June 30, 2013 was 17.7 years.

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

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including: marketing, operations, finance and other services from the date of the acquisition date primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme TSA services for the US portion of the business ended on January 31, 2013. However, the buyer elected to extend the Canadian TSA support on a month to month basis. As part of the Phazyme TSA, our Canadian distributor, among other things, ships products, invoices customers, collects from customers and pay certain vendors on the buyer's behalf.
The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenues

	Three Months Ended June 30,
Revenues	2013	%	2012	%	Increase (Decrease)%
Analgesics	$28,223	19.7	$27,675	18.8	$548	2.0
Cough & Cold	21,582	15.1	23,804	16.2	(2,222)	(9.3)
Gastrointestinal	21,837	15.3	24,204	16.5	(2,367)	(9.8)
Eye & Ear Care	22,702	15.9	21,707	14.8	995	4.6
Dermatologicals	13,932	9.7	14,482	9.9	(550)	(3.8)
Oral Care	11,159	7.8	10,530	7.2	629	6.0
Other OTC	3,490	2.4	3,783	2.6	(293)	(7.7)
Total OTC Healthcare Revenues	122,925	86.0	126,185	85.8	(3,260)	(2.6)
Household Cleaning	20,046	14.0	20,812	14.2	(766)	(3.7)
Consolidated Total Revenues	$142,971	100.0	$146,997	100.0	$(4,026)	(2.7)

Revenues for the three months ended June 30, 2013 were $143.0 million, a decrease of $4.0 million, or 2.7%, versus the three months ended June 30, 2012. The decrease in revenues reflects the effect of the divestiture of Phazyme, a shift in timing of customer related promotional programs and the timing of the prior year period's cough-cold shipments. We expect revenues to be impacted by the return to the market of competitive products that had been recalled. Revenues from customers outside of North America, which represent 2.8% of total revenues for the quarter ended June 30, 2013, increased by $0.8 million, or 24.4%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment decreased $3.3 million, or 2.6%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012. This decrease was primarily due to the effect of the divestiture of Phazyme a shift in timing of customer-related promotional programs and lower volumes for Pediacare, Beano, Compound W, Little Remedies, and Ectotrin. The decrease in revenues was partially offset by an increase in sales volume for Chloraseptic, Clear Eyes, Ludens, and Gaviscon, and new product launches for BC and Goody's.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased slightly by $0.8 million, or 3.7%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.

Cost of Sales

	Three Months Ended June 30,
Cost of Sales	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$45,011	36.6	$47,399	37.6	$(2,388)	(5.0)
Household Cleaning	14,477	72.2	15,994	76.8	(1,517)	(9.5)
	$59,488	41.6	$63,393	43.1	$(3,905)	(6.2)

Cost of sales decreased $3.9 million, or 6.2% during the three months ended June 30, 2013 versus the three months ended June 30, 2012. As a percentage of total revenue, cost of sales decreased to 41.6% in the three months ended June 30, 2013 from 43.1% in the three months ended June 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily due to lower promotional spending in the current quarter, resulting in a higher net revenue relative to product cost.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment decreased $2.4 million, or 5.0%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 37.6% during the three months ended June 30, 2012 to 36.6% during the three months ended June 30, 2013. The decrease in cost of sales as a percentage of revenues is primarily attributable to a shift in timing in promotional spending, slightly offset by a decrease in sales volume primarily in the cough and cold category.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.5 million, or 9.5%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.  As a percentage of Household Cleaning revenues, cost of sales decreased from 76.8% during the three months ended June 30, 2012 to 72.2% during the three months ended June 30, 2013. The decrease in the cost of sales as a percentage of revenues was the result of lower sales promotional spending.

Gross Profit

	Three Months Ended June 30,
Gross Profit	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$77,914	63.4	$78,786	62.4	$(872)	(1.1)
Household Cleaning	5,569	27.8	4,818	23.2	751	15.6
	$83,483	58.4	$83,604	56.9	$(121)	(0.1)

Gross profit for the three months ended June 30, 2013 decreased $0.1 million, or 0.1%, when compared with the three months ended June 30, 2012.  As a percentage of total revenues, gross profit increased from 56.9% in the three months ended June 30, 2012 to 58.4% in the three months ended June 30, 2013. The lower gross profit percentage was primarily the result of the divestiture of Phazyme and lower sales volumes.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment decreased $0.9 million, or 1.1%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.  As a percent of OTC Healthcare revenues, gross profit increased from 62.4% during the three months ended June 30, 2012 to 63.4% during the three months ended June 30, 2013. The lower gross profit was primarily the result of the divestiture of Phazyme and lower sales volumes.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased by $0.8 million, or 15.6%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.  As a percentage of Household Cleaning revenue, gross profit increased from 23.2% during the three months ended June 30, 2012 to 27.8% during the three months ended June 30, 2013. The increase in gross profit was primarily the result of the lower promotional spending.

Contribution Margin

	Three Months Ended June 30,
Contribution Margin	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$59,682	48.6	$60,933	48.3	$(1,251)	(2.1)
Household Cleaning	4,661	23.3	2,346	11.3	2,315	98.7
	$64,343	45.0	$63,279	43.0	$1,064	1.7

Contribution margin, a non-GAAP financial measure used as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses, increased $1.1 million, or 1.7%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.  The contribution margin decrease was primarily the result of lower volume and the divestiture of Phazyme, which was partially offset by lower advertising and promotional spending and by the higher gross profit percent.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment decreased $1.3 million, or 2.1%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012. The contribution margin decrease was primarily the result of lower volume, the divestiture of Phazyme and slightly higher advertising and promotional spending partially offset by the higher gross profit percent. Advertising and promotional spending increased $0.4 million, or 2.1%, due primarily to BC and Goody's new product launches.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $2.3 million, or 98.7%, during the three months ended June 30, 2013 versus the three months ended June 30, 2012.  The contribution margin increase was the result of the increased gross profit as a percentage of revenues and lower advertising and promotional spending, which was partially offset by lower sales volumes.

General and Administrative
General and administrative expenses were $11.6 million for the three months ended June 30, 2013 versus $16.2 million for the three months ended June 30, 2012. The decrease in general and administrative expenses was primarily due to transition and integration costs associated with the brands acquired from GSK of $4.1 million, $0.5 million in legal and professional fees, $0.5 million of fees related to the unsolicited proposal, and other business development and consulting costs the prior year period. This decrease was partially offset by higher technology costs of $0.2 million incurred due to a new ERP system implementation and $0.6 million of costs associated with an acquisition completed in July 2013.

Depreciation and Amortization
Depreciation and amortization expense was $3.3 million for the three months ended June 30, 2013 and for the three months ended June 30, 2012. We expect depreciation and amortization to increase in the later half of the year as a result of a new ERP system implementation.

Interest Expense
Net interest expense was $15.9 million during the three months ended June 30, 2013 versus $19.9 million during the three months ended June 30, 2012. The decrease in interest expense was primarily the result of a lower level of indebtedness outstanding resulting from significant payments made on our 2012 Term Loan in 2013 and payments made on our 2012 ABL Revolver during the three months ended June 30, 2013 as well as reduced borrowing rates primarily resulting from the amendment of our 2012 Term Loan competed in February 2013. The average cost of borrowing decreased to 6.6% for the three months ended June 30, 2013 from 6.8% for the three months ended June 30, 2012, which is attributed to refinancing of debt in February 2013. The average indebtedness outstanding decreased from $1,121.0 million during the three months ended June 30, 2012 to $968.1 million during the three months ended June 30, 2013. The decrease in the average indebtedness outstanding is the result of the significant payments made on the 2012 Term Loan and 2012 ABL Revolver, which resulted in lower outstanding debt.

Income Taxes
The provision for income taxes during the three months ended June 30, 2013 was $12.8 million versus $9.3 million during the three months ended June 30, 2012.  The effective tax rate during the three months ended June 30, 2013 was 38.3% versus 38.9% during the three months ended June 30, 2012. The decrease in the effective tax rate was primarily due to lower state income taxes. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2014 is expected to be 38.3%, excluding the impact of discrete items that may occur.

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

On March 24, 2010, we issued $150.0 million of senior notes that bear interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes"). In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under the 2010 Credit Facility.

On January 31, 2012, we issued $250.0 million of 8.125% senior notes with a maturity date of February 1, 2020 (the “2012 Senior Notes”) and also entered into a senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of the accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million, and in June 2012, we further increased the amount of our borrowing capacity under the 2012 ABL Revolver by $20.0 million to $95.0 million and reduced our borrowing rate by 0.25%. We used the net proceeds from the 2012 Senior Notes offering, together with the borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay amounts borrowed under the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

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
Operating Activities
Net cash provided by operating activities was $22.8 million for the three months ended June 30, 2013 compared to $14.7 million for the three months ended June 30, 2012. The $8.1 million increase in net cash provided by operating activities was primarily due to the higher profitability of the Company, which was largely attributed to lower general and administrative costs, lower interest expense, and increased working capital of $2.3 million. The working capital increase was mainly the result of collections in accounts receivable partially offset by additional payments in accounts payable and accrued expenses.

Consistent with the three months ended June 30, 2012, our cash flow from operations exceeded net income for the three months ended June 30, 2013, due to the substantial non-cash charges primarily related to depreciation and amortization, increases in deferred income tax liabilities resulting from differences in the amortization of intangible assets and goodwill for income tax purposes, the amortization of certain deferred financing costs and debt discount and stock-based compensation costs.

Investing Activities
Net cash used in investing activities was $1.4 million for each of the three months ended June 30, 2013 and June 30, 2012. The net cash used in investing activities for the three months ended June 30, 2013, was primarily due to capital expenditures associated with ERP system implementation costs for the three months ended June 30, 2013, while the capital expenditures for the three months ended June 30, 2012 were associated with the build out of our corporate offices.

Financing Activities
Net cash used in financing activities was $17.8 million for the three months ended June 30, 2013 compared to $27.9 million for the three months ended June 30, 2012.   During the three months ended June 30, 2013, we made payments of $18.0 million against our 2012 ABL Revolver. This decreased our outstanding indebtedness to $960.0 million at June 30, 2013 from $978.0 million at March 31, 2013.

	Three Months Ended June 30,
(In thousands)	2013	2012
Cash provided by (used in):
Operating Activities	$22,798	$14,742
Investing Activities	(1,362)	(1,409)
Financing Activities	(17,797)	(27,920)

Capital Resources
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

As of June 30, 2013, we had an aggregate of $960.0 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$445.0 million of borrowings under the 2012 Term Loan; and

•	$15.0 million of borrowings under the 2012 ABL Revolver.

As of June 30, 2013, we had $80.0 million of borrowing capacity under the 2012 ABL Revolver as amended.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either June 30, 2013 or March 31, 2013 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The new senior secured credit facility and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 7.10 to 1.0 for the quarter ended June 30, 2013 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.6 to 1.0 for the quarter ended June 30, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At June 30, 2013, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.     These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.   At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2013 was $35.6 million. For the three months ended June 30, 2013, our related promotional expense was $5.2 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2013, our sales and operating income would have been adversely affected by approximately $3.6 million.  Net income would have been adversely affected by approximately $2.2 million.  Similarly, had we underestimated the promotional program rate by 10% for the three months ended June 30, 2013, our sales and operating income would have been adversely affected by approximately $0.5 million.  Net income would have been adversely affected by approximately $0.3 million for the three months ended June 30, 2013.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2013, we had 263 coupon events.  The amount recorded against revenues and accrued for these events during 2013 was $8.3 million. Cash settlement of coupon redemptions during 2013 was $7.3 million.  During the three months ended June 30, 2013, we had 38 coupon events.  The amount recorded against revenue and accrued for these events during the three months ended June 30, 2013 was $0.2 million. Cash settlement of coupon redemptions during the three months ended June 30, 2013 was $1.1 million.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2013, 2012 and 2011, returns represented 2.9%, 2.9% and 2.7%, respectively, of gross sales.  For the three months June 30, 2013, product returns represented 2.5% of gross sales.  At June 30, 2013 and March 31, 2013, the allowance for sales returns and cash discounts was $5.7 million and $6.4 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 2.5% to 2.9% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2013 by approximately $1.0 million.  Net income would have been adversely affected by approximately $0.6 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three months ended June 30, 2013 would have adversely affected our reported sales and operating income by approximately $0.1 million while our net income would have been adversely affected by approximately $0.1 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $3.2 million for the fiscal year ended March 31, 2013, while for the three months ended June 30, 2013, we recorded obsolescence costs of $0.8 million.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2013 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2013 by approximately $0.3 million and $0.1 million, respectively.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three months ended June 30, 2013 would have adversely affected each of our reported operating income and net income by less than $0.1 million.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.4% and 1.1% of accounts receivable at June 30, 2013 and March 31, 2013, respectively.  Bad debt expense for the fiscal year ended March 31, 2013 was $0.3 million, while during the three months ended June 30, 2013, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2013 would have resulted in a decrease in reported operating income of approximately $0.6 million and a decrease in our reported net income of approximately $0.4 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three months ended June 30, 2013 would have resulted in a decrease in reported operating income of $0.1 million and a decrease in our reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,538.1 million and $1,540.8 million at June 30, 2013 and March 31, 2013, respectively.  At June 30, 2013, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$160,157	$7,389	$167,546

Intangible assets, net
Indefinite-lived:
Analgesics	341,123	—	341,123
Cough & Cold	185,453	—	185,453
Gastrointestinal	213,639	—	213,639
Eye & Ear Care	172,318	—	172,318
Dermatologicals	149,927	—	149,927
Oral Care	61,438	—	61,438
Other OTC	—	—	—
Household Cleaning	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,123,898	119,820	1,243,718

Finite-lived:
Analgesics	4,283	—	4,283
Cough & Cold	22,056	—	22,056
Gastrointestinal	12,635	—	12,635
Eye & Ear Care	8,440	—	8,440
Dermatologicals	6,111	—	6,111
Oral Care	18,213	—	18,213
Other OTC	27,604	—	27,604
Household Cleaning	—	27,475	27,475
Total finite-lived intangible assets, net	99,342	27,475	126,817
Total intangible assets, net	1,223,240	147,295	1,370,535
Total goodwill and intangible assets, net	$1,383,397	$154,684	$1,538,081

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

Goodwill
As of March 31, 2013, we had 15 reporting units with goodwill, including six reporting units resulting from the acquisition of the GSK Brands. The aggregate fair value exceeded the carrying value by 57.6%. Two individual reporting unit's fair value exceeded their carrying values by less than 10.0%. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013, 2012, and 2011. Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions and we may be required to record additional impairment charges in the future. However, no impairment charge was recorded during the three months ended June 30, 2013.

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

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2013, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the three months ended March 31, 2013.

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the three months ended June 30, 2013.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $1.2 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, relating to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, regarding disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. An entity will be required to disclose the following information for assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This new guidance did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a significant impact on our Consolidated Financial Statements, other than presentation. See Note 13, Accumulated Other Comprehensive Income (Loss), to our Consolidated Financial Statements for required disclosure.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "future," "seek," "may," "would," "will," “will be,” “will continue,” “will likely result,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A., of our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	Our ability to invest in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our expectations regarding increased advertising and promotion spending for acquired brands;

•	Our ability to grow our international sales;

•	General economic conditions affecting our products and their respective markets;

•	Changing consumer trends or pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any adverse judgments rendered in any litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2013, we had variable rate debt of approximately $445.0 million under our 2012 Term Loan and $15.0 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2013 of approximately $3.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2013 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. Additionally, the return to the market of previously recalled competitive products could impact our sales. The structure and quality of our sales force, as well as sell-through of our products affect the continued offering of our products, in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, product offerings in retail stores, inventory levels and in-store positioning of our products, our sales and operating results will be adversely affected.  Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the number of product innovations by our competitors or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations.

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

For the three months ended June 30, 2013, Walmart which accounted for approximately 12.5% of our gross sales, was our only customer that accounted for 10% or more of our sales. We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results from operations.

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

At June 30, 2013, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 79.6% of our gross sales for 2013.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Our risks associated with doing business internationally increase as we expand our international footprint.

During the three months ended June 30, 2013, approximately 2.8%, of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. We generally rely on brokers and distributors for the sale of our products in other foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

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

At June 30, 2013, our total indebtedness, including current maturities, is approximately $960.0 million

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

At June 30, 2013, we had $80.0 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of June 30, 2013 would have been approximately $953.2 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At June 30, 2013, the book value of our current assets was $163.0 million.  Although the book value of our total assets was $1,736.1 million, approximately $1,538.1 million was in the form of intangible assets, including goodwill of $167.5 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
The 2013 Annual Meeting of Stockholders of the Company was held on July 29, 2013. The stockholders of the Company voted upon four proposals at the Annual Meeting, with the following results:

Item 1 – Election of five directors nominated by the Board of Directors to serve until the 2014 Annual Meeting of Stockholders

Director Nominee	For	Withheld	Broker Non-Votes
Matthew Mannelly	46,298,608	358,157	1,764,571
John Byom	43,248,171	3,408,594	1,764,571
Gary Costley	43,120,926	3,535,839	1,764,571
Charles Hinkaty	43,247,471	3,409,294	1,764,571
Carl Johnson *	46,525,953	130,812	1,764,571
* Mr. Johnson replaced the retiring Patrick Lonergan.

Item 2 – Ratification of PricewaterhouseCoopers LLC as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2014.

For	Against	Abstentions
48,277,157	134,054	10,125

Item 3 – Approval of amendment to 2005 Long-term Equity Incentive Plan.

For	Against	Abstentions	Broker Non-Votes
42,476,629	4,151,418	28,718	1,764,571

Item 4 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
45,179,607	543,014	934,144	1,764,571

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 1, 2013	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Executive Agreement, dated as of April 1, 2013, between Prestige Brands Holdings, Inc. and Paul Migaki.

10.2	Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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