Form 10-Q
period 2013-09-30
Prestige Brands Holdings, Inc.
filed 2013-11-07
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐ No ☒
As of November 1, 2013, there were 51,714,249 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues
Net sales	$167,004	$161,323	$309,105	$307,243
Other revenues	1,438	532	2,308	1,609
Total revenues	168,442	161,855	311,413	308,852

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	73,723	71,310	133,211	134,703
Gross profit	94,719	90,545	178,202	174,149

Operating Expenses
Advertising and promotion	26,044	23,508	45,184	43,833
General and administrative	11,619	12,585	23,253	28,736
Depreciation and amortization	3,294	3,296	6,562	6,591
Total operating expenses	40,957	39,389	74,999	79,160
Operating income	53,762	51,156	103,203	94,989

Other (income) expense
Interest income	(25)	(3)	(28)	(5)
Interest expense	16,464	19,663	32,372	39,513
Total other expense	16,439	19,660	32,344	39,508
Income before income taxes	37,323	31,496	70,859	55,481
Provision for income taxes	4,531	12,252	17,375	21,582
Net income	$32,792	$19,244	$53,484	$33,899

Earnings per share:
Basic	$0.64	$0.38	$1.04	$0.67
Diluted	$0.63	$0.38	$1.03	$0.66

Weighted average shares outstanding:
Basic	51,463	50,364	51,343	50,353
Diluted	52,219	51,225	52,130	51,166

Comprehensive income, net of tax:
Currency translation adjustments	1,122	66	1,123	24
Total other comprehensive income	1,122	66	1,123	24
Comprehensive income	$33,914	$19,310	$54,607	$33,923

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	September 30, 2013	March 31, 2013
Current assets
Cash and cash equivalents	$26,833	$15,670
Accounts receivable, net	80,534	73,053
Inventories	61,935	60,201
Deferred income tax assets	6,427	6,349
Prepaid expenses and other current assets	6,929	8,900
Total current assets	182,658	164,173

Property and equipment, net	11,256	9,896
Goodwill	191,058	167,546
Intangible assets, net	1,399,860	1,373,240
Other long-term assets	23,244	24,944
Total Assets	$1,808,076	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$51,857	$51,376
Accrued interest payable	13,951	13,894
Other accrued liabilities	23,301	31,398
Total current liabilities	89,109	96,668

Long-term debt
Principal amount	985,000	978,000
Less unamortized discount	(6,302)	(7,100)
Long-term debt, net of unamortized discount	978,698	970,900

Deferred income tax liabilities	198,721	194,288
Other long-term liabilities	296	—
Total Liabilities	1,266,824	1,261,856

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Preferred share rights	283	283
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 51,905 shares at September 30, 2013 and 51,311 shares at March 31, 2013	520	513
Additional paid-in capital	410,664	401,691
Treasury stock, at cost - 191 shares at September 30, 2013 and 181 shares March 31, 2013	(965)	(687)
Accumulated other comprehensive income (loss), net of tax	1,019	(104)
Retained earnings	129,731	76,247
Total Stockholders' Equity	541,252	477,943
Total Liabilities and Stockholders' Equity	$1,808,076	$1,739,799
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2013	2012
Operating Activities
Net income	$53,484	$33,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,562	6,591
Deferred income taxes	4,355	12,391
Amortization of deferred financing costs	1,975	2,060
Stock-based compensation costs	2,487	1,973
Amortization of debt discount	798	812
Lease termination costs	—	975
(Gain) loss on sale or disposal of equipment	(3)	51
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(5,712)	(24,530)
Inventories	821	(2,904)
Prepaid expenses and other current assets	2,619	5,556
Accounts payable	(1,125)	15,150
Accrued liabilities	(10,663)	8,350
Net cash provided by operating activities	55,598	60,374

Investing Activities
Purchases of property and equipment	(2,319)	(5,266)
Proceeds from the sale of property and equipment	3	15
Acquisition of brands from GSK purchase price adjustments	—	(226)
Acquisition of Care Pharmaceuticals, less cash acquired	(55,215)	—
Net cash used in investing activities	(57,531)	(5,477)

Financing Activities
Repayments of long-term debt	(7,500)	(70,000)
Repayments under revolving credit agreement	(35,500)	(8,000)
Borrowings under revolving credit agreement	50,000	33,000
Payment of deferred financing costs	(275)	—
Proceeds from exercise of stock options	5,143	80
Excess tax benefits from share-based awards	1,350	—
Fair value of shares surrendered as payment of tax withholding	(278)	—
Net cash provided by (used in) financing activities	12,940	(44,920)

Effects of exchange rate changes on cash and cash equivalents	156	14
Increase in cash and cash equivalents	11,163	9,991
Cash and cash equivalents - beginning of period	15,670	19,015
Cash and cash equivalents - end of period	$26,833	$29,006

Interest paid	$29,516	$36,524
Income taxes paid	$8,468	$656

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club, convenience, and dollar stores in the United States and Canada and in certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2014”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014.  This financial information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ materially from these estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances, inventory obsolescence, and the recognition of income taxes using an estimated annual effective tax rate.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at September 30, 2013 are uninsured.

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

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives ranging from 3 to 30 years and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year.   If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized

Deferred Financing Costs
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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $9.1 million and $15.7 million for the three and six months ended September 30, 2013, respectively, and $7.3 million and $15.5 million for the three and six months ended September 30, 2012, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these new distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

Stock-based Compensation
We recognize stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is recognized over the period an employee or director is required to provide service in exchange for the award, generally referred to as the requisite service period.

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

Recently Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Updated ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available to use or the tax law of the applicable jurisdiction does not require the entity to use and the company does not intend to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 13, Accumulated Other Comprehensive Income (Loss) for required disclosure.

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

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care”), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care also carries a line of brands for children including Little Allergies, Little Eyes, and Little Cough. The brands acquired are complementary to our existing OTC Healthcare portfolio.

This acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared a preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the July 1, 2013 acquisition date.

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable, net	1,658
Inventories	2,465
Prepaids and other current assets	647
Property, plant and equipment, net	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,103

Accounts payable	1,537
Accrued expenses	2,505
Other long term liabilities	300
Total liabilities assumed	4,342

Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at September 30, 2013 was 14.9 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

Acquisition of certain OTC Brands from GlaxoSmithKline

On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline ("GSK") to acquire a total of 17 North American OTC healthcare brands (the "GSK Brands") for $660.0 million in cash (the "GSK Agreement").

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

These acquisitions were accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

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

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services, including marketing, operations, finance and other services, from the GSK Brands I acquisition date primarily through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and processes to us. We incurred $6.8 million in TSA costs for the three months ended June 30, 2012. Pursuant to the TSA, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at September 30, 2013 was 17.5 years.

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

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services, including: marketing, operations, finance and other services, from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. The buyer elected to extend the Canadian portion of the TSA services and terminate the support on October 31, 2013.
The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	September 30, 2013	March 31, 2013
Components of Accounts Receivable
Trade accounts receivable	$87,966	$79,746
Other receivables	731	615
	88,697	80,361
Less allowances for discounts, returns and uncollectible accounts	(8,163)	(7,308)
Accounts receivable, net	$80,534	$73,053

5.	Inventories

Inventories consist of the following:

(In thousands)	September 30, 2013	March 31, 2013
Components of Inventories
Packaging and raw materials	$1,034	$1,875
Finished goods	60,901	58,326
Inventories	$61,935	$60,201

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $2.2 million and $1.3 million at September 30, 2013 and March 31, 2013, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	September 30, 2013	March 31, 2013
Components of Property and Equipment
Machinery	$1,672	$1,580
Computer equipment	8,788	6,559
Furniture and fixtures	1,808	1,510
Leasehold improvements	4,732	4,713
	17,000	14,362
Accumulated depreciation	(5,744)	(4,466)
Property and equipment, net	$11,256	$9,896

We recorded depreciation expense of $0.5 million and $0.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $1.1 million and $0.6 million for the six months ended September 30, 2013 and September 30, 2012, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2013	$160,157	$7,389	$167,546
Additions	23,122	—	23,122
Effects of foreign currency exchange rates	390	—	390
Balance — September 30, 2013	$183,669	$7,389	$191,058

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care. In connection with this acquisition, we recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis, during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of the values assigned to goodwill and tests for impairment.

At March 31, 2013, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2013. As of September 30, 2013, no indicators of impairment existed and no impairment charge was recorded.

The discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2013, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Carrying Amounts
Balance — March 31, 2013	$1,243,718	$203,066	$158	$1,446,942
Additions	29,845	1,657	—	31,502
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	512	29	—	541
Balance — September 30, 2013	$1,274,075	$204,752	$—	$1,478,827

Accumulated Amortization
Balance — March 31, 2013	$—	$73,544	$158	$73,702
Additions	—	5,423	—	5,423
Reductions	—	—	(158)	(158)
Balance — September 30, 2013	$—	$78,967	$—	$78,967

Intangible assets, net - September 30, 2013	$1,274,075	$125,785	$—	$1,399,860

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care. In connection with this acquisition, we allocated $31.5 million to intangible assets based on our preliminary analysis.

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to intangible assets and tests for impairment.

In a manner similar to goodwill, we completed our annual test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2013.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our brands exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of September 30, 2013 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the six months ended September 30, 2013.

The weighted average remaining life for finite-lived intangible assets at September 30, 2013 was approximately 14.2 years and the amortization expense for the three and six months ended September 30, 2013 was $2.7 million and $5.4 million. At September 30, 2013, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2014 (Remaining six months ending March 31, 2014)	$4,820
2015	8,951
2016	8,951
2017	8,951
2018	8,951
Thereafter	85,161
$125,785

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2013	March 31, 2013

Accrued marketing costs	$14,223	$17,187
Accrued compensation costs	3,781	8,847
Accrued broker commissions	2,137	1,028
Income taxes payable	350	493
Accrued professional fees	1,146	1,846
Deferred rent	1,311	1,268
Accrued lease termination costs	341	729
Other accrued liabilities	12	—
	$23,301	$31,398

10.	Long-Term Debt

On March 24, 2010, Prestige Brands, Inc. (the "Borrower") issued $150.0 million of senior unsecured notes, with an interest rate of 8.25% and a maturity date of April 1, 2018 (the "2010 Senior Notes"). On November 1, 2010, the Borrower issued an additional $100.0 million of the 2010 Senior Notes. The Borrower may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes. The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On January 31, 2012, the Borrower issued $250.0 million of senior unsecured notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020 (the "2012 Senior Notes"). The Borrower may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2012 Senior Notes.

On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million, and in June 2013, we further increased the amount of our borrowing capacity under the 2012 ABL Revolver by $20.0 million to $95.0 million and also reduced our borrowing rate on the 2012 ABL Revolver by 0.25%. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.00%. For the six months ended September 30, 2013, the average interest rate on the 2012 Term Loan was 3.8%.

Under the 2012 Term Loan, we were originally required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we have previously made significant optional payments that exceeded all of our required quarterly payments, we will not be required to make a payment until the maturity date of January 31, 2019.

Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2013, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.9%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. The acquisition of the GSK Brands is discussed in Note 2.

At September 30, 2013, we had $23.2 million of unamortized debt issuance costs and $6.3 million of unamortized debt discount. The total of which is comprised of $3.0 million related to the 2010 Senior Notes, $10.7 million related to the 2012 Senior Notes, $14.4 million related to the 2012 Term Loan, and $1.4 million related to the 2012 ABL Revolver.

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

At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the indenture governing the 2012 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the indenture governing the 2012 Senior Notes. In addition, at any time prior to February 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2012 Senior Notes, the Borrower will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2010 Senior Notes and 2012 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indenture governing the 2012 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indenture governing the 2012 Senior Notes. At September 30, 2013, we were in compliance with the covenants under our long-term indebtedness.

During the six months ended September 30, 2013, we borrowed a net amount of $14.5 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2013	March 31, 2013
2012 Senior Notes bearing interest at 8.125%, with interest only payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	$250,000	$250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.00% or LIBOR with a floor of 1.00%, due on January 31, 2019.	437,500	445,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	47,500	33,000
2010 Senior Notes bearing interest at 8.25%, with interest only payable on April 1 and October 1 of each year. The 2010 Senior Notes mature on April 1, 2018.	250,000	250,000
	985,000	978,000
Less: unamortized discount	(6,302)	(7,100)
Long-term debt, net of unamortized discount	$978,698	$970,900

Aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2014 (remaining six months ending March 31, 2014)	$—
2015	—
2016	—
2017	47,500
2018	—
Thereafter	937,500
$985,000

11.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2012 Senior Notes, the 2010 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At September 30, 2013 and March 31, 2013, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At September 30, 2013 and March 31, 2013, the carrying value of our 2012 Senior Notes was $250.0 million. The market value of our 2012 Senior Notes was $276.9 million and $281.9 million at September 30, 2013 and March 31, 2013, respectively.

At September 30, 2013 and March 31, 2013, the carrying value of the 2012 Term Loan was $437.5 million and $445.0 million, respectively. The market value of the 2012 Term Loan was $439.1 million and $451.1 million at September 30, 2013 and March 31, 2013, respectively.

At September 30, 2013 and March 31, 2013, the carrying value of our 2010 Senior Notes was $250.0 million.  The market value of our 2010 Senior Notes was $266.3 million and $271.9 million at September 30, 2013 and March 31, 2013, respectively.

At September 30, 2013, the carrying value and market value of the 2012 ABL Revolver was $47.5 million. At March 31, 2013, the carrying value and market value of the 2012 ABL Revolver was $33.0 million.

12.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2013.

Pursuant to the provisions of various employee restricted stock awards, we repurchased zero shares and 10,726 shares of restricted common stock from our employees during the three and six months ended September 30, 2013, respectively. During the three and six months ended September 30, 2012, we did not repurchase any shares of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases during the six months ended September 30, 2013 were at an average price of $25.96. All of the repurchased shares have been recorded as treasury stock.

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

AOCI consisted of the following at September 30, 2013 and March 31, 2013:

	September 30,	March 31,
(In thousands)	2013	2013
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$1,019	$(104)
Total accumulated other comprehensive income (loss)	$1,019	$(104)

14.	Earnings Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Numerator
Net income	$32,792	$19,244	$53,484	$33,899

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,463	50,364	51,343	50,353
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	756	861	787	813
Denominator for diluted earnings per share	52,219	51,225	52,130	51,166

Earnings per Common Share:
Basic net earnings per share	$0.64	$0.38	$1.04	$0.67

Diluted net earnings per share	$0.63	$0.38	$1.03	$0.66

For the three months ended September 30, 2013 and 2012, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2013 and 2012, there were 0.2 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months and six months ended September 30, 2013, pre-tax share-based compensation costs charged against income were $1.3 million and $2.5 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.7 million, respectively.  During the three and six months ended September 30, 2012, pre-tax share-based compensation costs charged against income were $1.1 million and $2.0 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.6 million, respectively.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share and restricted stock unit awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  On May 14, 2013, the Compensation Committee of our Board of Directors granted 113,637 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 55,637 restricted stock units vest in their entirety on the three-year anniversary of the date of grant, and 58,000 restricted stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the restricted stock units. On July 29, 2013, the Compensation Committee of the Board of Directors granted 7,004 restricted stock units to the independent members of the Board of Directors under the Plan.

The restricted stock units granted to directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. The fair value of the restricted stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended September 30, 2013 and 2012 was $30.19 and $13.59, respectively.

A summary of the Company's restricted shares and restricted stock units granted under the Plan is presented below:

Restricted Shares and Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2012:
Outstanding at March 31, 2012	363.4	$9.92
Granted	128.9	13.59
Vested and issued	(27.0)	7.16
Forfeited	(4.3)	11.06
Outstanding at September 30, 2012	461.0	11.10
Vested at September 30, 2012	70.4	8.52

Six months ended September 30, 2013:
Outstanding at March 31, 2013	421.3	$11.01
Granted	120.6	30.19
Vested and issued	(54.7)	8.11
Forfeited	(3.6)	13.24
Outstanding at September 30, 2013	483.6	16.11
Vested at September 30, 2013	83.1	9.63

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

The weighted-average grant-date fair value of the options granted during the six months ended September 30, 2013 and 2012 was $13.94 and $6.03, respectively.

	Six Months Ended September 30,
	2013	2012
Expected volatility	48.0%	44.0%
Expected dividends	$—	$—
Expected term in years	6.0	6.5
Risk-free rate	1.3%	1.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2012:
Outstanding at March 31, 2012	1,745.4	$8.44
Granted	444.9	13.36
Exercised	(6.8)	11.84
Forfeited or expired	(11.7)	10.99
Outstanding at September 30, 2012	2,171.8	9.43	7.6	$16,602
Exercisable at September 30, 2012	1,027.7	8.39	6.9	7,132

Six months ended September 30, 2013:
Outstanding at March 31, 2013	1,386.4	$10.43
Granted	227.7	29.94
Exercised	(539.4)	9.54
Forfeited or expired	(8.0)	13.24
Outstanding at September 30, 2013	1,066.7	15.02	6.5	$16,110
Exercisable at September 30, 2013	225.5	11.42	7.7	4,216

The aggregate intrinsic value of options exercised in the six months ended September 30, 2013 was $12.5 million. At September 30, 2013, there was no significant intrinsic value for options granted during the six months ended September 30, 2013, as the exercise price of these options was only slightly less than the closing price of our common stock as of September 30, 2013.

At September 30, 2013, there were $6.1 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 year.  The total fair value of options and restricted shares vested during the six months ended September 30, 2013 and 2012 was $3.2 million and $2.0 million, respectively.  For the six months ended September 30, 2013 and 2012, cash received from the exercise of stock options was $5.1 million and less than $0.1 million, respectively, and we realized $1.7 million and less than $0.1 million, respectively, in tax benefits for the tax deductions resulting from these option exercises. At September 30, 2013, there were 1.6 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 12.1% and 38.9% for the three months ended September 30, 2013 and September 30, 2012, respectively. The effective tax rate used in the calculation of income taxes was 24.5% and 38.9% for the six months ended September 30, 2013 and September 30, 2012, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2013 was primarily due to a one-time benefit of $9.1 million to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only.

At September 30, 2013, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.1 million, which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We experienced no change in our uncertain tax liability during the six months ended September 30, 2013. Therefore, the balance in our uncertain tax liability was $1.0 million at September 30, 2013 and March 31, 2013. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

The following summarizes future minimum lease payments for our operating leases as of September 30, 2013:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2014 (Remaining six months ending March 31, 2014)	$1,024	$82	$1,106
2015	1,049	136	1,185
2016	994	135	1,129
2017	1,023	68	1,091
2018	1,044	—	1,044
Thereafter	—	—	—
	$5,134	$421	$5,555

Rent expense for each of the three months ended September 30, 2013 and 2012 was $0.5 million and $0.3 million, respectively, while rent expense for each of the six months ended September 30, 2013 and 2012 was $0.8 million and $0.6 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2014 (Remaining six months ending March 31, 2014)	$564
2015	1,105
2016	1,074
2017	1,044
2018	1,013
Thereafter	1,542
$6,342

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three and six months ended September 30, 2013, approximately 41.8% and 43.0%, respectively, of our total revenues were derived from our five top selling brands.  During the three and six months ended September 30, 2012, approximately 40.3% and 41.3%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 19.2% and 20.4%, respectively, of our gross revenues for the three and six months ended September 30, 2013, and approximately 16.3% and 18.1%, respectively, of our gross revenues for the three and six months ended September 30, 2012. At September 30, 2013, approximately 19.7% of accounts receivable were owed by the same customer.

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

At September 30, 2013, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 22 manufacturers that produced items that accounted for approximately 77.9% of gross sales for the six months ended September 30, 2013. At September 30, 2012, we had relationships with 61 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 84.9% of gross sales for the six months ended September 30, 2012. The fact that we do not have long-term contracts with certain manufacturers means they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

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

The tables below summarize information about our operating and reportable segments.

	Three Months Ended September 30, 2013			Six Months Ended September 30, 2013
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$142,454	$24,550	$167,004	$265,222	$43,883	$309,105
Other revenues	155	1,283	1,438	312	1,996	2,308
Total revenues	142,609	25,833	168,442	265,534	45,879	311,413
Cost of sales	55,325	18,398	73,723	100,336	32,875	133,211
Gross profit	87,284	7,435	94,719	165,198	13,004	178,202
Advertising and promotion	25,313	731	26,044	43,545	1,639	45,184
Contribution margin	$61,971	$6,704	68,675	$121,653	$11,365	133,018
Other operating expenses			14,913			29,815
Operating income			53,762			103,203
Other expense			16,439			32,344
Income before income taxes			37,323			70,859
Provision for income taxes			4,531			17,375
Net income			$32,792			$53,484

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$137,771	$23,552	$161,323	$263,775	$43,468	$307,243
Other revenues	164	368	532	345	1,264	1,609
Total revenues	137,935	23,920	161,855	264,120	44,732	308,852
Cost of sales	53,469	17,841	71,310	100,868	33,835	134,703
Gross profit	84,466	6,079	90,545	163,252	10,897	174,149
Advertising and promotion	22,046	1,462	23,508	39,899	3,934	43,833
Contribution margin	$62,420	$4,617	67,037	$123,353	$6,963	130,316
Other operating expenses			15,881			35,327
Operating income			51,156			94,989
Other expense			19,660			39,508
Income before income taxes			31,496			55,481
Provision for income taxes			12,252			21,582
Net income			$19,244			$33,899

The table below summarizes information about our revenues from similar product groups.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Analgesics	$30,508	$26,106	$58,731	$53,781
Cough & Cold	33,636	32,969	55,218	56,773
Gastrointestinal	22,814	25,329	44,651	49,533
Eye & Ear Care	21,417	21,700	44,119	43,407
Dermatologicals	16,494	15,600	30,426	30,082
Oral Care	13,278	12,549	24,437	23,079
Other OTC	4,462	3,682	7,952	7,465
Total OTC Healthcare Segment	142,609	137,935	265,534	264,120
Household Cleaning Segment	25,833	23,920	45,879	44,732
Consolidated Total Revenues	$168,442	$161,855	$311,413	$308,852

During the three and six months ended September 30, 2013, approximately 86.9% and 87.8%, respectively, of our sales were made to customers in the United States, while during the three and six months ended September 30, 2012, approximately 89.3% and 90.3%, respectively, of our sales were made to customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three and six months ended September 30, 2013, sales to Canada accounted for approximately 7.2% and 7.6%, respectively, of our total revenues, while during the three and six months ended September 30, 2012 approximately 8.1% and 7.3%, respectively, of our total revenue was attributable to sales to Canada.

At September 30, 2013, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$183,669	$7,389	$191,058

Intangible assets
Indefinite-lived	1,154,255	119,820	1,274,075
Finite-lived	98,746	27,039	125,785
	1,253,001	146,859	1,399,860
	$1,436,670	$154,248	$1,590,918

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of September 30, 2013 and March 31, 2013, Condensed Consolidating Income and Comprehensive Income Statements for the three and six months ended September 30, 2013 and 2012, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2013 and 2012. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,391	$134,164	$7,449	$—	$167,004
Other revenues	—	67	1,431	668	(728)	1,438
Total revenues	—	25,458	135,595	8,117	(728)	168,442

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,338	61,513	3,600	(728)	73,723
Gross profit	—	16,120	74,082	4,517	—	94,719

Operating Expenses
Advertising and promotion	—	3,748	20,899	1,397	—	26,044
General and administrative	891	1,481	7,781	1,466	—	11,619
Depreciation and amortization	517	143	2,589	45	—	3,294
Total operating expenses	1,408	5,372	31,269	2,908	—	40,957
Operating income (loss)	(1,408)	10,748	42,813	1,609	—	53,762

Other (income) expense
Interest income	(12,778)	(14,005)	(710)	(22)	27,490	(25)
Interest expense	8,687	16,464	18,093	710	(27,490)	16,464
Equity in income of subsidiaries	(30,922)	27,475	(1,189)	—	4,636	—
Total other (income) expense	(35,013)	29,934	16,194	688	4,636	16,439
Income before income taxes	33,605	(19,186)	26,619	921	(4,636)	37,323
Provision (benefit) for income taxes	813	922	3,064	(268)	—	4,531
Net income (loss)	$32,792	$(20,108)	$23,555	$1,189	$(4,636)	$32,792

Comprehensive income, net of tax:
Currency translation adjustments	1,122	—	—	1,122	(1,122)	1,122
Total other comprehensive income (loss)	1,122	—	—	1,122	(1,122)	1,122
Comprehensive income (loss)	$33,914	$(20,108)	$23,555	$2,311	$(5,758)	$33,914

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$49,650	$250,783	$8,672	$—	$309,105
Other revenues	—	135	2,294	1,102	(1,223)	2,308
Total revenues	—	49,785	253,077	9,774	(1,223)	311,413

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	18,796	111,502	4,136	(1,223)	133,211
Gross profit	—	30,989	141,575	5,638	—	178,202

Operating Expenses
Advertising and promotion	—	7,188	36,392	1,604	—	45,184
General and administrative	2,390	3,124	16,238	1,501	—	23,253
Depreciation and amortization	1,034	285	5,184	59	—	6,562
Total operating expenses	3,424	10,597	57,814	3,164	—	74,999
Operating income (loss)	(3,424)	20,392	83,761	2,474	—	103,203

Other (income) expense
Interest income	(24,991)	(28,328)	(710)	(24)	54,025	(28)
Interest expense	17,294	32,372	36,021	710	(54,025)	32,372
Equity in income of subsidiaries	(50,777)	12,922	(1,868)	—	39,723	—
Total other (income) expense	(58,474)	16,966	33,443	686	39,723	32,344
Income before income taxes	55,050	3,426	50,318	1,788	(39,723)	70,859
Provision (benefit) for income taxes	1,566	4,009	11,880	(80)	—	17,375
Net income (loss)	$53,484	$(583)	$38,438	$1,868	$(39,723)	$53,484

Comprehensive income, net of tax:
Currency translation adjustments	1,123	—	—	1,123	(1,123)	1,123
Total other comprehensive income (loss)	1,123	—	—	1,123	(1,123)	1,123
Comprehensive income (loss)	$54,607	$(583)	$38,438	$2,991	$(40,846)	$54,607

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$26,727	$133,277	$1,319	$—	$161,323
Other revenues	—	74	524	519	(585)	532
Total revenues	—	26,801	133,801	1,838	(585)	161,855

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,175	61,175	545	(585)	71,310
Gross profit	—	16,626	72,626	1,293	—	90,545

Operating Expenses
Advertising and promotion	—	2,777	20,410	321	—	23,508
General and administrative	895	1,707	9,977	6	—	12,585
Depreciation and amortization	137	139	3,004	16	—	3,296
Total operating expenses	1,032	4,623	33,391	343	—	39,389
Operating income (loss)	(1,032)	12,003	39,235	950	—	51,156

Other (income) expense
Interest income	(12,242)	(11,061)	—	(54)	23,354	(3)
Interest expense	8,746	28,410	5,861	—	(23,354)	19,663
Equity in income of subsidiaries	(17,738)	(20,995)	(780)	—	39,513	—
Total other (income) expense	(21,234)	(3,646)	5,081	(54)	39,513	19,660
Income before income taxes	20,202	15,649	34,154	1,004	(39,513)	31,496
Provision (benefit) for income taxes	958	(2,080)	12,983	391	—	12,252
Net income	$19,244	$17,729	$21,171	$613	$(39,513)	$19,244

Comprehensive income, net of tax:
Currency translation adjustments	66	—	—	66	(66)	66
Total other comprehensive income	66	—	—	66	(66)	66
Comprehensive income	$19,310	$17,729	$21,171	$679	$(39,579)	$19,310

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$49,949	$254,934	$2,360	$—	$307,243
Other revenues	—	141	1,586	994	(1,112)	1,609
Total revenues	—	50,090	256,520	3,354	(1,112)	308,852

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	18,616	116,210	989	(1,112)	134,703
Gross profit	—	31,474	140,310	2,365	—	174,149

Operating Expenses
Advertising and promotion	—	5,884	37,330	619	—	43,833
General and administrative	2,724	3,436	22,067	509	—	28,736
Depreciation and amortization	269	280	6,009	33	—	6,591
Total operating expenses	2,993	9,600	65,406	1,161	—	79,160
Operating income (loss)	(2,993)	21,874	74,904	1,204	—	94,989

Other (income) expense
Interest income	(24,370)	(22,021)	—	(101)	46,487	(5)
Interest expense	17,412	56,926	11,662	—	(46,487)	39,513
Equity in income of subsidiaries	(31,476)	(40,873)	(913)	—	73,262	—
Total other (income) expense	(38,434)	(5,968)	10,749	(101)	73,262	39,508
Income before income taxes	35,441	27,842	64,155	1,305	(73,262)	55,481
Provision (benefit) for income taxes	1,542	(5,069)	24,601	508	—	21,582
Net income	$33,899	$32,911	$39,554	$797	$(73,262)	$33,899

Comprehensive income, net of tax:
Currency translation adjustments	24	—	—	24	(24)	24
Total other comprehensive income	24	—	—	24	(24)	24
Comprehensive income	$33,923	$32,911	$39,554	$821	$(73,286)	$33,923

Condensed Consolidating Balance Sheet
September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$23,668	$—	$—	$3,165	$—	$26,833
Accounts receivable, net	133	12,879	63,667	3,855	—	80,534
Inventories	—	13,139	45,401	3,395	—	61,935
Deferred income tax assets	232	885	5,310	—	—	6,427
Prepaid expenses and other current assets	2,286	240	4,396	411	(404)	6,929
Total current assets	26,319	27,143	118,774	10,826	(404)	182,658

Property and equipment, net	10,791	20	182	263	—	11,256
Goodwill	—	66,007	101,539	23,512	—	191,058
Intangible assets, net	—	193,128	1,174,410	32,322	—	1,399,860
Other long-term assets	—	23,244	—	—	—	23,244
Intercompany receivable	654,016	1,918,831	496,358	9,102	(3,078,307)	—
Investment in subsidiary	1,538,436	682,450	8,936	—	(2,229,822)	—
Total Assets	$2,229,562	$2,910,823	$1,900,199	$76,025	$(5,308,533)	$1,808,076

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,084	$9,304	$36,222	$4,247	$—	$51,857
Accrued interest payable	—	13,951	—	—	—	13,951
Other accrued liabilities	6,476	1,804	13,096	2,329	(404)	23,301
Total current liabilities	8,560	25,059	49,318	6,576	(404)	89,109

Long-term debt
Principal amount	—	985,000	—	—	—	985,000
Less unamortized discount	—	(6,302)	—	—	—	(6,302)
Long-term debt, net of unamortized discount	—	978,698	—	—	—	978,698

Deferred income tax liabilities	—	54,679	143,970	72	—	198,721
Long term liabilities	—	—	—	296	—	296
Intercompany payable	1,679,749	435,445	928,333	34,780	(3,078,307)	—
Total Liabilities	1,688,309	1,493,881	1,121,621	41,724	(3,078,711)	1,266,824

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	520	—	—	—	—	520
Additional paid-in capital	410,664	1,337,706	658,799	23,815	(2,020,320)	410,664
Treasury stock, at cost - 191 shares	(965)	—	—	—	—	(965)
Accumulated other comprehensive income, net of tax	1,019	—	—	1,019	(1,019)	1,019
Retained earnings (accumulated deficit)	129,731	79,236	119,780	9,467	(208,483)	129,731
Total Stockholders' Equity	541,252	1,416,942	778,579	34,301	(2,229,822)	541,252
Total Liabilities and Stockholders' Equity	$2,229,561	$2,910,823	$1,900,200	$76,025	$(5,308,533)	$1,808,076

Condensed Consolidating Balance Sheet
March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,720	$—	$—	$950	$—	$15,670
Accounts receivable, net	21	13,875	58,345	812	—	73,053
Inventories	—	11,164	48,474	563	—	60,201
Deferred income tax assets	218	855	5,276	—	—	6,349
Prepaid expenses and other current assets	4,942	93	3,609	256	—	8,900
Total current assets	19,901	25,987	115,704	2,581	—	164,173

Property and equipment, net	9,609	34	253	—	—	9,896
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,396	1,179,524	320	—	1,373,240
Other long-term assets	—	24,944	—	—	—	24,944
Intercompany receivable	653,049	1,911,573	415,587	7,316	(2,987,525)	—
Investment in subsidiary	1,429,775	638,611	7,067	—	(2,075,453)	—
Total Assets	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,601	$10,600	$37,695	$480	$—	$51,376
Accrued interest payable	—	13,894	—	—	—	13,894
Other accrued liabilities	12,694	1,684	16,107	913	—	31,398
Total current liabilities	15,295	26,178	53,802	1,393	—	96,668

Long-term debt
Principal amount	—	978,000	—	—	—	978,000
Less unamortized discount	—	(7,100)	—	—	—	(7,100)
Long-term debt, net of unamortized discount	—	970,900	—	—	—	970,900

Deferred income tax liabilities	—	55,291	138,924	73	—	194,288
Intercompany payable	1,619,096	447,419	920,865	145	(2,987,525)	—
Total Liabilities	1,634,391	1,499,788	1,113,591	1,611	(2,987,525)	1,261,856

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	513	—	—	—	—	513
Additional paid-in capital	401,691	1,280,945	624,742	1,111	(1,906,798)	401,691
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(104)	—	—	(104)	104	(104)
Retained earnings (accumulated deficit)	76,247	79,819	81,341	7,599	(168,759)	76,247
Total Stockholders' Equity	477,943	1,360,764	706,083	8,606	(2,075,453)	477,943
Total Liabilities and Stockholders' Equity	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$53,484	$(583)	$38,438	$1,868	$(39,723)	$53,484
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,034	285	5,184	59	—	6,562
Deferred income taxes	(14)	(642)	5,012	(1)	—	4,355
Amortization of deferred financing costs	—	1,975	—	—	—	1,975
Stock-based compensation costs	2,487	—	—	—	—	2,487
Amortization of debt discount	—	798	—	—	—	798
Gain on sale of assets	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(50,777)	12,922	(1,868)	—	39,723	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(112)	996	(5,322)	(1,274)	—	(5,712)
Inventories	—	(1,975)	3,073	(277)	—	821
Prepaid expenses and other current assets	2,656	(147)	(787)	493	404	2,619
Accounts payable	(517)	(1,296)	(1,473)	2,161	—	(1,125)
Accrued liabilities	(6,218)	177	(3,011)	(1,207)	(404)	(10,663)
Net cash provided by operating activities	2,023	12,510	39,243	1,822	—	55,598

Investing Activities
Purchases of property and equipment	(2,216)	—	—	(103)	—	(2,319)
Proceeds from the sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash provided by (used in) investing activities	(2,216)	(55,215)	3	(103)	—	(57,531)

Financing Activities
Repayments of long-term debt	—	(7,500)	—	—	—	(7,500)
Repayments under revolving credit agreement	—	(35,500)	—	—	—	(35,500)
Borrowings under revolving credit agreement	—	50,000	—	—	—	50,000
Payment of deferred financing costs	—	(275)	—	—	—	(275)
Proceeds from exercise of stock options	5,143	—	—	—	—	5,143
Excess tax benefits from share-based awards	1,350	—	—	—	—	1,350
Shares surrendered as payment of tax withholding	(278)	—	—	—	—	(278)
Intercompany activity, net	2,926	35,980	(39,246)	340	—	—
Net cash provided by (used in) financing activities	9,141	42,705	(39,246)	340	—	12,940

Effect of exchange rate changes on cash and cash equivalents	—	—	—	156	—	156
Increase in cash and cash equivalents	8,948	—	—	2,215	—	11,163
Cash - beginning of period	14,720	—	—	950	—	15,670
Cash - end of period	$23,668	$—	$—	$3,165	$—	$26,833

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$33,899	$32,911	$39,554	$797	$(73,262)	$33,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	269	280	6,009	33	—	6,591
Deferred income taxes	109	1,676	10,612	(6)	—	12,391
Amortization of deferred financing costs	—	2,060	—	—	—	2,060
Stock-based compensation costs	1,973	—	—	—	—	1,973
Lease termination costs	975	—	—	—	—	975
Amortization of debt discount	—	812	—	—	—	812
Loss on disposal of equipment	30	—	21	—	—	51
Equity in income of subsidiaries	(31,476)	(40,873)	(913)	—	73,262	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(117)	(1,935)	(21,910)	(568)	—	(24,530)
Inventories	—	205	(3,319)	210	—	(2,904)
Prepaid expenses and other current assets	6,259	(48)	(980)	325	—	5,556
Accounts payable	(2,394)	2,759	14,109	676	—	15,150
Accrued liabilities	(2,516)	424	10,229	213	—	8,350
Net cash provided by (used in) operating activities	7,011	(1,729)	53,412	1,680	—	60,374

Investing Activities
Purchases of property and equipment	(5,266)	—	—	—	—	(5,266)
Proceeds from sale of property and equipment	—	—	15	—	—	15
Acquisition of GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash provided by (used in) investing activities	(5,492)	—	15	—	—	(5,477)

Financing Activities
Repayment of long-term debt	—	(70,000)	—	—	—	(70,000)
Repayments under revolving credit agreement	—	(8,000)	—	—	—	(8,000)
Borrowings under revolving credit agreement	—	33,000	—	—	—	33,000
Proceeds from exercise of stock options	80	—	—	—	—	80
Intercompany activity, net	7,902	46,729	(53,427)	(1,204)	—	—
Net cash provided by (used in) financing activities	7,982	1,729	(53,427)	(1,204)	—	(44,920)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14
Increase in cash and cash equivalents	9,501	—	—	490	—	9,991
Cash - beginning of period	18,221	—	—	794	—	19,015
Cash - end of period	$27,722	$—	$—	$1,284	$—	$29,006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as well as those described in Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and in future reports filed with the Securities and Exchange Commission (the "SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 53 of this Quarterly Report on Form 10-Q.

General
We are engaged in the marketing, sales and distribution of brand name over-the-counter ("OTC") healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club, convenience, and dollar stores in the United States and Canada and in certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to grow our presence in these categories and, as a result, grow our sales and profits.

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

Acquisitions and Divestitures

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care”), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care also carries a line of brands for children including Little Allergies, Little Eyes, and Little Cough. The brands acquired are complementary to our existing OTC Healthcare portfolio.

This acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared a preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the July 1, 2013 acquisition date.

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable, net	1,658
Inventories	2,465
Prepaids and other current assets	647
Property, plant and equipment, net	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,103

Accounts payable	1,537
Accrued expenses	2,505
Other long term liabilities	300
Total liabilities assumed	4,342

Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at September 30, 2013 was 14.9 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

Acquisition of certain OTC Brands from GlaxoSmithKline
On December 20, 2011, we entered into two separate agreements with GlaxoSmithKline plc (“GSK”) to acquire a total of 17 North American OTC healthcare brands (the "GSK Brands") for $660.0 million in cash (the "GSK Agreement").

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

Both the GSK Brands I and GSK Brands II are complementary to our existing OTC Healthcare portfolio.

These acquisitions were accounted for in accordance with the Business Combinations topic of the FASB ASC, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at September 30, 2013 was 17.5 years.

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

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including: marketing, operations, finance and other services from the acquisition date primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. The buyer elected to extend the Canadian portion of the TSA services and terminate support on October 31, 2013.
The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Revenues

	Three Months Ended September 30,
Revenues	2013	%	2012	%	Increase (Decrease)%
Analgesics	$30,508	18.1	$26,106	16.1	$4,402	16.9
Cough & Cold	33,636	20.0	32,969	20.4	667	2.0
Gastrointestinal	22,814	13.5	25,329	15.6	(2,515)	(9.9)
Eye & Ear Care	21,417	12.7	21,700	13.4	(283)	(1.3)
Dermatologicals	16,494	9.8	15,600	9.6	894	5.7
Oral Care	13,278	7.9	12,549	7.8	729	5.8
Other OTC	4,462	2.6	3,682	2.3	780	21.2
Total OTC Healthcare Revenues	142,609	84.7	137,935	85.2	4,674	3.4
Household Cleaning	25,833	15.3	23,920	14.8	1,913	8.0
Consolidated Total Revenues	$168,442	100.0	$161,855	100.0	$6,587	4.1

Revenues for the three months ended September 30, 2013 were $168.4 million, an increase of $6.6 million, or 4.1%, versus the three months ended September 30, 2012. The increase reflects the effects of the acquisition of the Care products on revenue this year as well as increased sales volume due to the launch of new products in analgesics, offset partly by the effects of the divestiture of Phazyme and the return to the market of competitive products that had been recalled. Revenues from customers outside of North America, which represent 5.9% of total revenues for the quarter ended September 30, 2013, increased by $5.7 million, or 130.5%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in international sales was primarily attributed to inclusion of the acquired Care products.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $4.7 million, or 3.4%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012. This increase was primarily due to an increase in revenue in the analgesic product group, which reflected new product launches for BC and Goody's, and revenue for the new Painstop analgesic. Additionally, there was a significant increase in revenue in the other OTC segment due to the inclusion of products from the Care acquisition, including the Fab line of nutritional supplements. These increases were partially offset by a decrease in the sales revenue in the gastrointestinal product group primarily due to decreases in Beano, which was impacted by the introduction of private label products, and Gaviscon, as well as the effects of the divestiture of Phazyme. Revenues were also impacted by the inclusion of the Fess line of cold/allergy and saline nasal health products, offset by decreases in sales volumes in the Pediacare and Little Remedies brands, due to the return to the market of competitive products that had been recalled.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $1.9 million, or 8.0%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012 due to increased sales volume across all of our Household Cleaning brands.

Cost of Sales

	Three Months Ended September 30,
Cost of Sales	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$55,325	38.8	$53,469	38.8	$1,856	3.5
Household Cleaning	18,398	71.2	17,841	74.6	557	3.1
	$73,723	43.8	$71,310	44.1	$2,413	3.4

Cost of sales increased $2.4 million, or 3.4% during the three months ended September 30, 2013 versus the three months ended September 30, 2012. As a percentage of total revenue, cost of sales decreased to 43.8% in the three months ended September 30, 2013 from 44.1% in the three months ended September 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily due to lower promotional spending in the quarter ended September 30, 2013, resulting in a higher net revenue relative to product cost. The decrease was also due to reductions in product costs, attributed to sourcing activities, and a favorable product mix relative to the acquired Care brands, offset by the one-time adjustment of $0.6 million for acquisition costs for the Care inventory.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $1.9 million, or 3.5%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment remained at 38.8% during the three months ended September 30, 2013 and September 30, 2012.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.6 million, or 3.1%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  As a percentage of Household Cleaning revenues, cost of sales decreased from 74.6% during the three months ended September 30, 2012 to 71.2% during the three months ended September 30, 2013. The decrease in the cost of sales as a percentage of revenues was the result of lower sales promotional spending and reductions in product costs due to sourcing activities.

Gross Profit

	Three Months Ended September 30,
Gross Profit	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$87,284	61.2	$84,466	61.2	$2,818	3.3
Household Cleaning	7,435	28.8	6,079	25.4	1,356	22.3
	$94,719	56.2	$90,545	55.9	$4,174	4.6

Gross profit for the three months ended September 30, 2013 increased $4.2 million, or 4.6%, when compared with the three months ended September 30, 2012.  As a percentage of total revenues, gross profit increased from 55.9% in the three months ended September 30, 2012 to 56.2% in the three months ended September 30, 2013. The increase in gross profit percentage was primarily due to lower promotional spending in the quarter ended September 30, 2013, resulting in a higher net revenue relative to product cost. The increase was also due to reductions in product costs, attributed to sourcing activities, and a favorable product mix relative to the acquired Care brands, offset by the one-time adjustment for acquisition costs for the Care inventory.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $2.8 million, or 3.3%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  As a percentage of OTC Healthcare revenues, gross profit remained at 61.2% during the three months ended September 30, 2013 and September 30, 2012. The increase in gross profit was primarily the result of the acquisition of Care products, the effects of the divestiture of Phazyme and the changes in cost of sales discussed above.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased by $1.4 million, or 22.3%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  As a percentage of Household Cleaning revenue, gross profit increased from 25.4% during the three months ended September 30, 2012 to 28.8% during the three months ended September 30, 2013. The increase in gross profit was primarily the result of increased sales volume and lower promotional spending.

Contribution Margin

	Three Months Ended September 30,
Contribution Margin	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$61,971	43.5	$62,420	45.3	$(449)	(0.7)
Household Cleaning	6,704	26.0	4,617	19.3	2,087	45.2
	$68,675	40.8	$67,037	41.4	$1,638	2.4

Contribution margin, a non-GAAP financial measure used as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses, increased $1.6 million, or 2.4%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  The contribution margin increase was primarily the result of the Care acquisition and the higher gross profit discussed above. This increase was partially offset by the effects of the divestiture of Phazyme and higher advertising and promotional spending for new product launches.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment decreased $0.4 million, or 0.7%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012. The contribution margin decrease was primarily the result of the effects of the divestiture of Phazyme and slightly higher advertising and promotional spending partially offset by the higher gross profit percent. Advertising and promotional spending increased $3.3 million, or 14.8%, due primarily to BC and Goody's new product launches.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $2.1 million, or 45.2%, during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  The contribution margin increase was the result of the increased gross profit as a percentage of revenues and lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $11.6 million for the three months ended September 30, 2013 versus $12.6 million for the three months ended September 30, 2012. The decrease in general and administrative expenses was primarily due to a reduction of bonuses of $1.8 million primarily related to lower payments against our prior year end bonus accruals, a lease termination charge of $1.0 million associated with our office relocation and $0.6 million in warehouse relocation costs incurred in the prior year period. This decrease was partially offset by an increase in salaries and benefits of $1.3 million, corporate events and conventions of $0.3 million, higher technology costs of $0.3 million incurred due to a new ERP system implementation and $0.3 million of costs associated with employee recruiting and relocation.

Depreciation and Amortization
Depreciation and amortization expense was $3.3 million for both the three months ended September 30, 2013 and September 30, 2012. We expect depreciation and amortization to increase in the latter half of the year as a result of a new ERP system implementation.

Interest Expense
Net interest expense was $16.5 million during the three months ended September 30, 2013 versus $19.7 million during the three months ended September 30, 2012. The decrease in interest expense was primarily the result of a lower level of indebtedness outstanding resulting from significant payments made on our 2012 Term Loan in 2013 as well as reduced borrowing rates primarily resulting from the amendment of our 2012 Term Loan completed in February 2013. The average cost of borrowing decreased to 6.7% for the three months ended September 30, 2013 from 7.2% for the three months ended September 30, 2012, which is attributed to refinancing of debt in February 2013. The average indebtedness outstanding decreased from $1,095.0 million during the three months ended September 30, 2012 to $988.3 million during the three months ended September 30, 2013. The decrease in the average indebtedness outstanding is the result of the significant payments made on the 2012 Term Loan, which resulted in lower outstanding debt.

Income Taxes
The provision for income taxes during the three months ended September 30, 2013 was $4.5 million versus $12.3 million during the three months ended September 30, 2012.  The effective tax rate during the three months ended September 30, 2013 was 12.1% versus 38.9% during the three months ended September 30, 2012. The decrease in the effective tax rate was primarily due to a one-time tax benefit of $9.1 million to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2014 is expected to be 36.2%, which is lower than our previously expected rate of 38.3%, primarily due to the lower state taxes and lower Australian taxes.

Six Months Ended September 30, 2013 compared to the Six Months Ended September 30, 2012

Revenues

	Six Months Ended September 30,
Revenues	2013	%	2012	%	Increase (Decrease)%
Analgesics	$58,731	18.9	$53,781	17.4	$4,950	9.2
Cough & Cold	55,218	17.7	56,773	18.4	(1,555)	(2.7)
Gastrointestinal	44,651	14.3	49,533	16.0	(4,882)	(9.9)
Eye & Ear Care	44,119	14.2	43,407	14.1	712	1.6
Dermatologicals	30,426	9.8	30,082	9.7	344	1.1
Oral Care	24,437	7.8	23,079	7.5	1,358	5.9
Other OTC	7,952	2.6	7,465	2.4	487	6.5
Total OTC Healthcare Revenues	265,534	85.3	264,120	85.5	1,414	0.5
Household Cleaning	45,879	14.7	44,732	14.5	1,147	2.6
Consolidated Total Revenues	$311,413	100.0	$308,852	100.0	$2,561	0.8

Revenues for the six months ended September 30, 2013 were $311.4 million, an increase of $2.6 million, or 0.8%, versus the six months ended September 30, 2012. The increase in revenues reflects the effects of the acquisition of the Care products on revenue this year as well as increased sales volume due to the launch of new products in analgesics, offset partly by the effects of the divestiture of Phazyme and the return to the market of competitive products that had been recalled. Revenues from customers outside of North America, which represent 4.6% of total revenues for the six months ended September 30, 2013, increased by $6.5 million, or 84.8%, during the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The increase in international sales was largely attributed to the inclusion of the acquired Care products.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $1.4 million, or 0.5%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012. This increase was largely caused by an increase in revenue in the analgesic product group, reflecting new product launches for BC and Goody's. The oral care product group also contributed to the increase in sales with increased sales volume across the board for all brands in the product group. These increases were partly offset by a decrease in the gastrointestinal product group, reflecting lower sales volume for Beano, which was impacted by the introduction of private label products, as well as the effects of the divestiture of Phazyme. Additionally, revenue in the cough and cold product group decreased due to the return to the market of competitive products that had been recalled which resulted in significant decreases in revenue for the Pediacare and Little Remedies brands, offset partly by the inclusion of the Fess line of cold/allergy products.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $1.1 million, or 2.6%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012 due to increased sales volume across all of our Household Cleaning brands which was related to the timing of customer related promotional programs.

Cost of Sales

	Six Months Ended September 30,
Cost of Sales	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$100,336	37.8	$100,868	38.2	$(532)	(0.5)
Household Cleaning	32,875	71.7	33,835	75.6	(960)	(2.8)
	$133,211	42.8	$134,703	43.6	$(1,492)	(1.1)

Cost of sales decreased $1.5 million, or 1.1%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012. As a percentage of total revenue, cost of sales decreased to 42.8% in the six months ended September 30, 2013 from 43.6% in the six months ended September 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily due to lower promotional spending in the quarter ended September 30, 2013, resulting in a higher net revenue relative to product cost. The decrease was also due to reductions in product costs, attributed to sourcing activities, and a favorable product mix relative to the acquired Care brands, offset by the one-time adjustment for acquisition costs for the Care inventory.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment decreased $0.5 million, or 0.5%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 38.2% during the six months ended September 30, 2012 to 37.8% during the six months ended September 30, 2013. The decrease in cost of sales as a percentage of revenues was primarily attributable to reductions in product costs due to sourcing activities and a favorable product mix relative to the acquired Care brands, offset by the one-time adjustment for acquisition costs for the Care inventory.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.0 million, or 2.8%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012.  As a percentage of Household Cleaning revenues, cost of sales decreased from 75.6% during the six months ended September 30, 2012 to 71.7% during the six months ended September 30, 2013. The decrease in the cost of sales as a percentage of revenues was the result of lower sales promotional spending which resulted in a higher net revenue relative to product cost.

Gross Profit

	Six Months Ended September 30,
Gross Profit	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$165,198	62.2	$163,252	61.8	$1,946	1.2
Household Cleaning	13,004	28.3	10,897	24.4	2,107	19.3
	$178,202	57.2	$174,149	56.4	$4,053	2.3

Gross profit for the six months ended September 30, 2013 increased $4.1 million, or 2.3%, when compared with the six months ended September 30, 2012.  As a percentage of total revenues, gross profit increased from 56.4% in the six months ended September 30, 2012 to 57.2% in the six months ended September 30, 2013. The higher gross profit percentage was primarily the result of the decrease in promotion spending in the six months ended September 30, 2013, resulting in a higher net revenue relative to product cost. The increase was also attributable to reductions in product costs due to sourcing activities and a favorable product mix relative to the acquired Care brands, offset by the one-time adjustment for acquisition costs for the Care inventory.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $1.9 million, or 1.2%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012.  As a percentage of OTC Healthcare revenues, gross profit increased from 61.8% during the six months ended September 30, 2012 to 62.2% during the six months ended September 30, 2013. The higher gross profit percentage reflects lower promotional spending detailed in the cost of sales section above.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased by $2.1 million, or 19.3%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012.  As a percentage of Household Cleaning revenue, gross profit increased from 24.4% during the six months ended September 30, 2012 to 28.3% during the six months ended September 30, 2013. The increase in gross profit was primarily the result of the lower promotional spending, which resulted in a higher net revenue relative to product cost.

Contribution Margin

	Six Months Ended September 30,
Contribution Margin	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$121,653	45.8	$123,353	46.7	$(1,700)	(1.4)
Household Cleaning	11,365	24.8	6,963	15.6	4,402	63.2
	$133,018	42.7	$130,316	42.2	$2,702	2.1

Contribution margin, a non-GAAP financial measure used as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses, increased $2.7 million, or 2.1%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012.  The contribution margin increase was primarily the result of the higher gross profit percentage discussed above, partially offset by increased advertising and promotional spending for new product launch support for BC, Goody's, and Fiber Choice.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment decreased $1.7 million, or 1.4%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012. The contribution margin decrease was primarily the result of the effects of the divestiture of Phazyme and slightly higher advertising and promotional spending partially offset by the higher gross profit percentage. Advertising and promotional spending increased $3.6 million, or 9.1%, due primarily to BC, Goody's, and Fiber Choice new product launches.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $4.4 million, or 63.2%, during the six months ended September 30, 2013 versus the six months ended September 30, 2012.  The contribution margin increase was the result of the increased gross profit as a percentage of revenues and lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $23.3 million for the six months ended September 30, 2013 versus $28.7 million for the six months ended September 30, 2012. The decrease in general and administrative expenses was primarily due to transition and integration costs associated with the brands acquired from GSK of $4.1 million, a decrease in bonuses of $2.4 million primarily related to lower payments against our prior year end bonus accruals, a lease termination charge of $1.0 million associated with our office relocation, $0.7 million in warehouse relocation costs incurred in the prior year period, $0.5 million in legal and professional fees, $0.5 million of fees related to the unsolicited proposal, and other business development and consulting costs in the prior year period. This decrease was partially offset by increased salaries and benefits of $1.8 million, increased stock based compensation of $0.5 million, increased recruiting/employee relocation expenses of $0.2 million, increased corporate events and conventions of $0.3 million, higher technology costs of $0.4 million incurred due to a new ERP system implementation and $0.6 million of costs associated with an acquisition completed in July 2013.

Depreciation and Amortization
Depreciation and amortization expense was $6.6 million for both the six months ended September 30, 2013 and September 30, 2012. We expect depreciation and amortization to increase in the latter half of the year as a result of a new ERP system implementation.

Interest Expense
Net interest expense was $32.3 million during the six months ended September 30, 2013 versus $39.5 million during the six months ended September 30, 2012. The decrease in interest expense was primarily the result of a lower level of indebtedness outstanding resulting from significant payments made on our 2012 Term Loan in 2013 as well as reduced borrowing rates primarily resulting from the amendment of our 2012 Term Loan competed in February 2013. The average cost of borrowing decreased to 6.6% for the six months ended September 30, 2013 from 7.3% for the six months ended September 30, 2012, which is attributed to refinancing of debt in February 2013. The average indebtedness outstanding decreased from $1,104.5 million during the six months ended September 30, 2012 to $978.2 million during the six months ended September 30, 2013. The decrease in the average indebtedness outstanding is the result of the significant payments made on the 2012 Term Loan, which resulted in lower outstanding debt.

Income Taxes
The provision for income taxes during the six months ended September 30, 2013 was $17.4 million versus $21.6 million during the six months ended September 30, 2012.  The effective tax rate during the six months ended September 30, 2013 was 24.5% versus 38.9% during the six months ended September 30, 2012. The decrease in the effective tax rate was primarily due to a one-time benefit of $9.1 million to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2014 is expected to be 36.2%, which is lower than our previously expected rate of 38.3%, primarily due to the lower state taxes and lower Australian taxes.

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

On March 24, 2010, we issued $150.0 million of senior notes that bear interest at 8.25% with a maturity date of April 1, 2018 (the "2010 Senior Notes"). In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under our former credit facility ("the 2010 Credit Facility").

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
Operating Activities
Net cash provided by operating activities was $55.6 million for the six months ended September 30, 2013 compared to $60.4 million for the six months ended September 30, 2012. The $4.8 million decrease in net cash provided by operating activities was primarily due to an increase in working capital of $14.1 million and decreased non-cash charges to net income relative to last year of $8.7 million, offset partly by increased net income in the current year of $19.6 million.

Working capital is defined as the difference between current assets (excluding cash and cash equivalents) and current liabilities. Working capital increased primarily due to decreased accrued liabilities of $10.7 million and increased accounts receivable of $5.7 million, offset by partly by decreased prepaid expenses and other current assets of $2.6 million.

Non-cash charges decreased primarily due to a decrease in deferred income tax charges of $8.0 million relative to last year. This decrease was due primarily to differences in the amortization of intangible assets for income tax purposes.

Investing Activities
Net cash used in investing activities was $57.5 million for the six months ended September 30, 2013 compared to $5.5 million for the six months ended September 30, 2012. The increase in net cash used in investing activities for the six months ended September 30, 2013, was primarily due to the use of cash for the Care acquisition in July 2013.

Financing Activities
Net cash provided by financing activities was $12.9 million for the six months ended September 30, 2013 compared to $44.9 million used in financing activities for the six months ended September 30, 2012.   During the six months ended September 30, 2013, we had net borrowings of $14.5 million against our 2012 ABL Revolver. This increased our outstanding indebtedness to $985.0 million at September 30, 2013 from $978.0 million at March 31, 2013.

	Six Months Ended September 30,
(In thousands)	2013	2012
Cash provided by (used in):
Operating Activities	$55,598	$60,374
Investing Activities	(57,531)	(5,477)
Financing Activities	12,940	(44,920)

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

As of September 30, 2013, we had an aggregate of $985.0 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$437.5 million of borrowings under the 2012 Term Loan; and

•	$47.5 million of borrowings under the 2012 ABL Revolver.

As of September 30, 2013, we had $47.5 million of borrowing capacity under the 2012 ABL Revolver as amended.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either September 30, 2013 or March 31, 2013 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The senior secured credit facility and the indentures governing the 2010 Senior Notes and the 2012 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 7.00 to 1.0 for the quarter ended September 30, 2013 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.6 to 1.0 for the quarter ended September 30, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At September 30, 2013, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and 2012 ABL Revolver and the indentures governing the 2010 Senior Notes and 2012 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods. Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.   At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2013 was $35.6 million. For the three and six months ended September 30, 2013, our related promotional expense was $7.7 million and $12.9 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2013, our sales and operating income would have been adversely affected by approximately $3.6 million.  Net income would have been adversely affected by approximately $2.2 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six months ended September 30, 2013, our sales and operating income would have been adversely affected by approximately $0.8 million and $1.3 million, respectively.  Net income would have been adversely affected by approximately $0.7 million and $1.0 million, respectively, for the three and six months ended September 30, 2013.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2013, we had 263 coupon events.  The amount recorded against revenues and accrued for these events during 2013 was $8.3 million. Cash settlement of coupon redemptions during 2013 was $7.3 million.  During the three and six months ended September 30, 2013, we had 76 and 114 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and six months ended September 30, 2013 was $1.0 million and $1.2 million, respectively. Cash settlement of coupon redemptions during the three and six months ended September 30, 2013 was $0.8 million and $1.9 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2013, 2012 and 2011, returns represented 2.9%, 2.9% and 2.7%, respectively, of gross sales.  For the three and six months September 30, 2013, product returns represented 3.6% and 3.1% of gross sales, respectively.  At September 30, 2013 and March 31, 2013, the allowance for sales returns and cash discounts was $7.1 million and $6.4 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 2.5% to 3.6% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2013 by approximately $1.0 million.  Net income would have been adversely affected by approximately $0.6 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six months ended September 30, 2013 would have adversely affected our reported sales and operating income by approximately $0.3 million and $0.4 million, respectively, while our net income would have been adversely affected by approximately $0.2 million and $0.3 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $3.2 million for the fiscal year ended March 31, 2013, while for the three and six months ended September 30, 2013, we recorded obsolescence costs of $0.7 million and $1.5 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2013 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2013 by approximately $0.3 million and $0.1 million, respectively.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and six months ended September 30, 2013 would have adversely affected each of our reported operating income and net income by approximately $0.1 million and $0.1 million, respectively.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.2% and 1.1% of accounts receivable at September 30, 2013 and March 31, 2013, respectively.  Bad debt expense for the fiscal year ended March 31, 2013 was $0.3 million, while during the three and six months ended September 30, 2013, we recorded bad debt expense of less than $0.1 million and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2013 would have resulted in a decrease in reported operating income of approximately $0.6 million and a decrease in our reported net income of approximately $0.4 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and six months ended September 30, 2013 would have resulted in a decrease in reported operating income of $0.2 million and $0.3 million, respectively, and a decrease in our reported net income of $0.1 million and $0.2 million, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,590.9 million and $1,540.8 million at September 30, 2013 and March 31, 2013, respectively.  At September 30, 2013, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$183,669	$7,389	$191,058

Intangible assets, net
Indefinite-lived:
Analgesics	343,637	—	343,637
Cough & Cold	208,826	—	208,826
Gastrointestinal	216,060	—	216,060
Eye & Ear Care	172,318	—	172,318
Dermatologicals	149,927	—	149,927
Oral Care	61,438	—	61,438
Other OTC	2,049	—	2,049
Household Cleaning	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,154,255	119,820	1,274,075

Finite-lived:
Analgesics	4,226	—	4,226
Cough & Cold	22,442	—	22,442
Gastrointestinal	12,763	—	12,763
Eye & Ear Care	8,306	—	8,306
Dermatologicals	5,900	—	5,900
Oral Care	17,875	—	17,875
Other OTC	27,234	—	27,234
Household Cleaning	—	27,039	27,039
Total finite-lived intangible assets, net	98,746	27,039	125,785
Total intangible assets, net	1,253,001	146,859	1,399,860
Total goodwill and intangible assets, net	$1,436,670	$154,248	$1,590,918

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

On July 1, 2013, we completed the acquisition of Care. In connection with this acquisition, we allocated $31.5 million to intangible assets based on our preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

In connection with the Care acquisition, we also recorded goodwill based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The amount of goodwill deductible for tax purposes is $23.1 million.

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible assets' values and useful lives based on its analysis. Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are no longer amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset's carrying value more likely than not exceeds its fair market value.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

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

Goodwill
As of March 31, 2013, we had 15 reporting units with goodwill, including six reporting units resulting from the acquisition of the GSK Brands. The aggregate fair value exceeded the carrying value by 57.6%. Two individual reporting unit's fair value exceeded their carrying values by less than 10.0%. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013, 2012, and 2011. Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions and we may be required to record additional impairment charges in the future. However, no impairment charge was recorded during the six months ended September 30, 2013.

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

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the six months ended September 30, 2013.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $2.5 million and $2.0 million for the six months ended September 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available to use or the tax law of the applicable jurisdiction does not require the entity to use and the company does not intend to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 13, Accumulated Other Comprehensive Income (Loss), to our Consolidated Financial Statements for required disclosure.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "future," "seek," "may," "would," "will," “will be,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A., of our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	Our ability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our expectations regarding increased advertising and promotion spending for acquired brands;

•	Our ability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends or pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any adverse judgments rendered in any litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2013, we had variable rate debt of approximately $437.5 million under our 2012 Term Loan and $47.5 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2013 of approximately $2.4 million and $5.8 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2013 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the three and six months ended September 30, 2013, Walmart which accounted for approximately 19.2% and 20.4%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our sales. We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results from operations.

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

Our annual and quarterly results from operations may fluctuate significantly because of numerous factors, including:

•	Increases and decreases in quarterly revenues and profitability;

•	The timing of when we make acquisitions or introduce new products;

•	Our inability to increase the sales of our existing products and expand their distribution;

•	The timing of the introduction or return to the market of competitive products and the introduction of store brand products;

•	Adverse regulatory or market events in the United States or in our international markets;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	The discontinuation and return of our products from retailers;

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Litigation matters;

•	Unanticipated increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

At September 30, 2013, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 22 manufacturers that produced items that accounted for approximately 77.9% of our gross sales for 2013.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Our risks associated with doing business internationally increase as we expand our international footprint.

During the three and six months ended September 30, 2013, approximately 5.9% and 4.6%, of our total revenues were attributable to our international business, respectively. As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. We generally rely on brokers and distributors for the sale of our products in other foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

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

At September 30, 2013, our total indebtedness, including current maturities, was approximately $985.0 million

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

At September 30, 2013, we had $47.5 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of September 30, 2013 would have been approximately $978.7 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At September 30, 2013, the book value of our current assets was $182.7 million.  Although the book value of our total assets was $1,808.1 million, approximately $1,590.9 million was in the form of intangible assets, including goodwill of $191.1 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Virtually all of our assets consist of goodwill and intangibles and are subject to impairment risk.

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate, we assess the potential impairment of our goodwill. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact or financial condition and results of operations. We recorded charges in 2010 and 2009 for impairment of certain assets. In the event that the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

Our information technology systems may be susceptible to disruptions.

We utilize information technology systems to improve the effectiveness of our operations and support our business including systems to support financial reporting and an enterprise resource planning system, which we are currently implementing.  During the implementation process, we could be subject to transaction errors, processing inefficiencies and other business disruptions that could lead to the loss of revenue or inaccuracies in our financial information.  The occurrence of these or other challenges could disrupt our information technology systems and adversely affect our operations.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including:

•	changes in the income allocation methods for state taxes, and the determination of which states or countries have jurisdiction to tax our Company;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation, executive compensation and impairment of goodwill;

•	transfer pricing adjustments;

•	tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement takes place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles; and

•	changes in tax laws or related interpretations, accounting standards, regulations, and interpretations in multiple tax jurisdictions in which we operate.

Significant judgment is required to determine the recognition and measurement attribute prescribed in FASB ASC 740. As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is dependent upon the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, or successfully assert the jurisdiction to tax our earnings, our future effective income tax rates could be adversely affected.

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 7, 2013	By:	/s/ RONALD M. LOMBARDI
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