Form 10-Q
period 2013-12-31
Prestige Brands Holdings, Inc.
filed 2014-02-07
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes  ☐ No ☒
As of January 31, 2014, there were 51,800,179 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues
Net sales	$145,054	$159,492	$454,159	$466,735
Other revenues	1,158	740	3,466	2,349
Total revenues	146,212	160,232	457,625	469,084

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	64,403	75,235	197,614	209,938
Gross profit	81,809	84,997	260,011	259,146

Operating Expenses
Advertising and promotion	25,570	23,538	70,754	67,371
General and administrative	12,137	11,378	35,390	40,114
Depreciation and amortization	3,644	3,359	10,206	9,950
Total operating expenses	41,351	38,275	116,350	117,435
Operating income	40,458	46,722	143,661	141,711

Other (income) expense
Interest income	(16)	(4)	(44)	(9)
Interest expense	21,276	26,665	53,648	66,178
Loss on extinguishment of debt	15,012	—	15,012	—
Total other expense	36,272	26,661	68,616	66,169
Income before income taxes	4,186	20,061	75,045	75,542
Provision for income taxes	1,056	7,804	18,431	29,386
Net income	$3,130	$12,257	$56,614	$46,156

Earnings per share:
Basic	$0.06	$0.24	$1.10	$0.91
Diluted	$0.06	$0.24	$1.08	$0.90

Weighted average shares outstanding:
Basic	51,806	50,686	51,498	50,465
Diluted	52,445	51,523	52,236	51,285

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(2,694)	(1)	(1,571)	23
Total other comprehensive (loss) income	(2,694)	(1)	(1,571)	23
Comprehensive income	$436	$12,256	$55,043	$46,179

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	December 31, 2013	March 31, 2013
Current assets
Cash and cash equivalents	$94,353	$15,670
Accounts receivable, net	66,188	73,053
Inventories	64,798	60,201
Deferred income tax assets	6,836	6,349
Prepaid expenses and other current assets	12,326	8,900
Total current assets	244,501	164,173

Property and equipment, net	10,528	9,896
Goodwill	189,955	167,546
Intangible assets, net	1,395,755	1,373,240
Other long-term assets	24,107	24,944
Total Assets	$1,864,846	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$48,290	$—
Accounts payable	51,547	51,376
Accrued interest payable	10,781	13,894
Other accrued liabilities	23,445	31,398
Total current liabilities	134,063	96,668

Long-term debt
Principal amount	985,000	978,000
Less unamortized discount	(3,489)	(7,100)
Long-term debt, net of unamortized discount	981,511	970,900

Deferred income tax liabilities	205,036	194,288
Other long-term liabilities	302	—
Total Liabilities	1,320,912	1,261,856

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Preferred share rights	283	283
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 51,961 shares at December 31, 2013 and 51,311 shares at March 31, 2013	520	513
Additional paid-in capital	412,910	401,691
Treasury stock, at cost - 194 shares at December 31, 2013 and 181 shares March 31, 2013	(965)	(687)
Accumulated other comprehensive loss, net of tax	(1,675)	(104)
Retained earnings	132,861	76,247
Total Stockholders' Equity	543,934	477,943
Total Liabilities and Stockholders' Equity	$1,864,846	$1,739,799
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2013	2012
Operating Activities
Net income	$56,614	$46,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,209	9,950
Deferred income taxes	10,261	15,979
Amortization of deferred financing costs	6,023	8,220
Stock-based compensation costs	3,763	2,965
Loss on extinguishment of debt	15,012	—
Premium payment on 2010 Senior Notes	(12,768)	—
Amortization of debt discount	3,115	3,892
Lease termination costs	—	975
(Gain) loss on sale or disposal of property and equipment	(3)	51

Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	8,495	(13,518)
Inventories	(2,262)	(3,351)
Prepaid expenses and other current assets	(2,783)	5,801
Accounts payable	(1,285)	14,125
Accrued liabilities	(13,531)	9,631
Net cash provided by operating activities	80,860	100,876

Investing Activities
Purchases of property and equipment	(2,658)	(8,922)
Proceeds from the sale of property and equipment	3	15
Proceeds from the sale of the Phazyme brand	—	21,700
Acquisition of brands from GSK purchase price adjustments	—	(226)
Acquisition of Care Pharmaceuticals, less cash acquired	(55,215)	—
Net cash (used in) provided by investing activities	(57,870)	12,567

Financing Activities
Proceeds from the issuance of 2013 Senior Notes	400,000	—
Repayment of 2010 Senior Notes	(201,710)	—
Repayments of long-term debt	(147,500)	(167,500)
Repayments under revolving credit agreement	(45,500)	(8,000)
Borrowings under revolving credit agreement	50,000	48,000
Payment of deferred financing costs	(6,933)	—
Proceeds from exercise of stock options	5,738	5,460
Excess tax benefits from share-based awards	1,725	—
Fair value of shares surrendered as payment of tax withholding	(278)	—
Net cash provided by (used in) financing activities	55,542	(122,040)

Effects of exchange rate changes on cash and cash equivalents	151	13
Increase (decrease) in cash and cash equivalents	78,683	(8,584)
Cash and cash equivalents - beginning of period	15,670	19,015
Cash and cash equivalents - end of period	$94,353	$10,431

Interest paid	$47,586	$54,149
Income taxes paid	$9,761	$7,183
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or notes to a year (e.g., “2014”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014.  This financial information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at December 31, 2013 are uninsured.

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

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment and software	3
Furniture and fixtures	7
Leasehold improvements	*

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

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives ranging from 3 to 30 years and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year.   If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $7.6 million and $23.3 million for the three and nine months ended December 31, 2013, respectively, and $7.6 million and $23.1 million for the three and nine months ended December 31, 2012, respectively.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 13 Accumulated Other Comprehensive Loss for required disclosure.

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

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care Pharma”), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also carries a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our existing OTC Healthcare portfolio.

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

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable	1,658
Inventories	2,465
Prepaids and other current assets	647
Property, plant and equipment	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,103

Accounts payable	1,537
Accrued expenses	2,505
Other long term liabilities	300
Total liabilities assumed	4,342

Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at December 31, 2013 was 14.1 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

3.	Divestitures

Sale of the Phazyme Brand
On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GlaxoSmithKline ("GSK") in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. The buyer elected to extend the Canadian portion of the TSA services on a month to month basis and terminated the support on October 31, 2013.
The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	December 31, 2013	March 31, 2013
Components of Accounts Receivable
Trade accounts receivable	$74,025	$79,746
Other receivables	1,709	615
	75,734	80,361
Less allowances for discounts, returns and uncollectible accounts	(9,546)	(7,308)
Accounts receivable, net	$66,188	$73,053

5.	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2013	March 31, 2013
Components of Inventories
Packaging and raw materials	$1,455	$1,875
Finished goods	63,343	58,326
Inventories	$64,798	$60,201

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $2.6 million and $1.3 million at December 31, 2013 and March 31, 2013, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	December 31, 2013	March 31, 2013
Components of Property and Equipment
Machinery	$1,870	$1,580
Computer equipment and software	8,886	6,559
Furniture and fixtures	1,826	1,510
Leasehold improvements	4,732	4,713
	17,314	14,362
Accumulated depreciation	(6,786)	(4,466)
Property and equipment, net	$10,528	$9,896

We recorded depreciation expense of $1.1 million and $0.4 million for the three months ended December 31, 2013 and December 31, 2012, respectively, and $2.2 million and $1.0 million for the nine months ended December 31, 2013 and December 31, 2012, respectively. Additionally, during the nine months ended December 31, 2012, we wrote-off leasehold improvements with a remaining net book value of less than $0.1 million due to the relocation of our corporate offices.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2013	$160,157	$7,389	$167,546
Additions	23,122	—	23,122
Effects of foreign currency exchange rates	(713)	—	(713)
Balance — December 31, 2013	$182,566	$7,389	$189,955

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired.

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

At March 31, 2013, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2013. As of December 31, 2013, there have been no triggering events that would indicate potential impairment.

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

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Carrying Amounts
Balance — March 31, 2013	$1,243,718	$203,066	$158	$1,446,942
Additions	29,845	1,657	—	31,502
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	(919)	(51)	—	(970)
Balance — December 31, 2013	$1,272,644	$204,672	$—	$1,477,316

Accumulated Amortization
Balance — March 31, 2013	$—	$73,544	$158	$73,702
Additions	—	8,019	—	8,019
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	—	(2)	—	(2)
Balance — December 31, 2013	$—	$81,561	$—	$81,561

Intangible assets, net - December 31, 2013	$1,272,644	$123,111	$—	$1,395,755

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we allocated $31.5 million to intangible assets based on our preliminary analysis.

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

On an annual basis during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to intangible assets and tests for impairment.

In a manner similar to goodwill, we completed our annual test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2013.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our brands exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of December 31, 2013 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the nine months ended December 31, 2013.

The weighted average remaining life for finite-lived intangible assets at December 31, 2013 was approximately 13.8 years and the amortization expense for the three and nine months ended December 31, 2013 was $2.6 million and $8.0 million, respectively. At December 31, 2013, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2014 (Remaining three months ending March 31, 2014)	$2,235
2015	8,949
2016	8,949
2017	8,949
2018	8,949
Thereafter	85,080
$123,111

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2013	March 31, 2013

Accrued marketing costs	$11,845	$17,187
Accrued compensation costs	5,378	8,847
Accrued broker commissions	941	1,028
Income taxes payable	—	493
Accrued professional fees	3,794	1,846
Deferred rent	1,254	1,268
Accrued lease termination costs	180	729
Other accrued liabilities	53	—
	$23,445	$31,398

10.	Long-Term Debt

2010 Senior Notes:
On March 24, 2010, Prestige Brands, Inc. (the "Borrower") issued $150.0 million of senior unsecured notes, with an interest rate of 8.25% and a maturity date of April 1, 2018 (the "2010 Senior Notes"). On November 1, 2010, the Borrower issued an additional $100.0 million of the 2010 Senior Notes. The Borrower may earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes. The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. On December 17, 2013, we offered to redeem the 2010 Senior Notes at a premium of 6.33%, of which $201.7 million were redeemed on such date. The remaining $48.3 million were redeemed on January 16, 2014, which is included in our current liabilities as of December 31, 2013. As a result, during the quarter ended December 31, 2013, we recorded a $15.0 million loss on the early extinguishment of debt relating to the $201.7 million 2010 Senior Notes redeemed and will record an additional loss of approximately $3.3 million on the remaining $48.3 million tendered on January 16, 2014. This loss consists of premium payments of $12.8 million, write-off of deferred financing costs of $1.7 million, and write-off of debt discount of $0.5 million.

2012 Senior Notes:
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

2012 Term Loan and 2012 ABL Revolver:
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

On February 21, 2013, the Borrower entered into Amendment No. 1 (the "Amendment") to the 2012 Term Loan. The Amendment provides for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans' original maturity date. In addition, the Amendment provides the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver.  In connection with the Amendment, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
During the three months ended December 31, 2012, as a result of our significant debt repayments, we accelerated a portion of the deferred financing costs and original issue discount related to our 2012 Term Loan. As a result, during the three months ended December 31, 2012, we recorded a $7.7 million pre-tax charge to interest expense related to this non-cash acceleration. Of the $7.7 million, $3.0 million relates to the prior three quarters. Had the timing of the accelerated amortization been properly recorded, pre-tax earnings for the three and nine months ended December 31, 2012 would have been higher by $3.0 million ($1.9 million after tax, or $0.03 per diluted share) and $1.1 million ($0.7 million after tax or $0.01 per diluted share), respectively; pre-tax earnings in the first and second quarters of 2013 would have been lower by $1.2 million ($0.7 million after tax or $0.02 per diluted share) and $0.7 million ($0.5 million after tax, or $0.01 per diluted share), respectively; and pre-tax earnings in the fourth quarter of 2012 and the year ended March 31, 2012 would have been lower by $1.1 million ($0.7 million after tax, or $0.01 per diluted share).  We do not believe the amounts were material to the consolidated financial statements for any prior period and the cumulative amount is not material to the estimated results of operations for the year ended March 31, 2013. Furthermore, the adjustments had no impact to our cash flows from operations or total cash flows.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.00%. For the nine months ended December 31, 2013, the average interest rate on the 2012 Term Loan was 4.0%.
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

Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2013, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.0%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan, to finance the acquisition of the 17 North American OTC healthcare brands from GSK (the "GSK Brands"), to repay the balance of our then outstanding credit facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2013 Senior Notes offering, we incurred $6.7 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2013 Senior Notes.
Guarantees and Subordination:
The 2010 Senior Notes, which have been redeemed, are secured on a pari passu basis with the 2012 Term Loan and are guaranteed on a senior secured basis. The 2012 Senior Notes and the 2013 Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis. The 2010 Senior Notes are effectively junior in right of payment to all existing and future secured obligations of the Company, equal in right of payment with all existing and future senior unsecured indebtedness of the Company, and senior in right of payment to all future subordinated debt of the Company. The 2012 Senior Notes and the 2013 Senior Notes are effectively subordinated to secured obligations of the Company, including the 2012 Term Loan and the 2012 ABL Revolver and the 2010 Senior Notes, equal in right of payment to all existing and future unsecured obligations of the Company, and senior in right of payment to all existing and future subordinated obligations of the Company.

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

At any time prior to December 15, 2016, we may redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, on the 2013 Senior Notes plus an applicable "make-whole premium". On or after December 15, 2016, we may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met.

The indentures governing the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At December 31, 2013, we were in compliance with the covenants under our long-term indebtedness.

At December 31, 2013, we had an aggregate of $24.1 million of unamortized debt issuance costs and $3.5 million of unamortized debt discount. The total of which is comprised of $0.5 million related to the 2010 Senior Notes, $10.4 million related to the 2012 Senior Notes, $6.6 million related to the 2013 Senior Notes, $8.7 million related to the 2012 Term Loan, and $1.4 million related to the 2012 ABL Revolver.

During the nine months ended December 31, 2013, we borrowed a net amount of $4.5 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2013	March 31, 2013
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year, commencing June 15, 2014. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$—
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.00% or LIBOR with a floor of 1.00%, due on January 31, 2019.	297,500	445,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	37,500	33,000
2010 Senior Notes bearing interest at 8.25%, with interest payable on April 1 and October 1 of each year. The 2010 Senior Notes mature on April 1, 2018.	48,290	250,000
	1,033,290	978,000
Current portion of long-term debt	48,290	—
	985,000	978,000
Less: unamortized discount	(3,489)	(7,100)
Long-term debt, net of unamortized discount	$981,511	$970,900

As of December 31, 2013, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes, the 2012 Senior Notes, and the 2010 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2014 (remaining three months ending March 31, 2014)	$48,290
2015	—
2016	—
2017	37,500
2018	—
Thereafter	947,500
$1,033,290

11.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2013 Senior Notes, the 2012 Senior Notes, the 2010 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At December 31, 2013 and March 31, 2013, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At December 31, 2013 the carrying value and market value of our 2013 Senior Notes was $400.0 million and $403.0 million, respectively.

At December 31, 2013 and March 31, 2013, the carrying value of our 2012 Senior Notes was $250.0 million. The market value of our 2012 Senior Notes was $279.1 million and $281.9 million at December 31, 2013 and March 31, 2013, respectively.

At December 31, 2013 and March 31, 2013, the carrying value of the 2012 Term Loan was $297.5 million and $445.0 million, respectively. The market value of the 2012 Term Loan was $299.0 million and $451.1 million at December 31, 2013 and March 31, 2013, respectively.

At December 31, 2013 and March 31, 2013, the carrying value of our 2010 Senior Notes was $48.3 million and $250.0 million, respectively.  The market value of our 2010 Senior Notes was $51.1 million and $271.9 million at December 31, 2013 and March 31, 2013, respectively.

At December 31, 2013, the carrying value and market value of the 2012 ABL Revolver was $37.5 million. At March 31, 2013, the carrying value and market value of the 2012 ABL Revolver was $33.0 million.

12.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2013.

Pursuant to the provisions of various employee restricted stock awards, we repurchased 2,549 shares and 13,275 shares of restricted common stock from our employees during the three and nine months ended December 31, 2013, respectively. During the three and nine months ended December 31, 2012, we did not repurchase any shares of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases during the nine months ended December 31, 2013 were at an average price of $27.81. All of the repurchased shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. As discussed in Note 1 above, ASU 2013-02 did not have a significant impact on our financial statements.

AOCI consisted of the following at December 31, 2013 and March 31, 2013:

	December 31,	March 31,
(In thousands)	2013	2013
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(1,675)	$(104)
Total accumulated other comprehensive loss, net of tax	$(1,675)	$(104)

14.	Earnings Per Share

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2013	2012	2013	2012
Numerator
Net income	$3,130	$12,257	$56,614	$46,156

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,806	50,686	51,498	50,465
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	639	837	738	820
Denominator for diluted earnings per share	52,445	51,523	52,236	51,285

Earnings per Common Share:
Basic net earnings per share	$0.06	$0.24	$1.10	$0.91

Diluted net earnings per share	$0.06	$0.24	$1.08	$0.90

For the three months ended December 31, 2013 and 2012, there were 0.2 million and less than 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2013 and 2012, there were 0.2 million and less than 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months and nine months ended December 31, 2013, pre-tax share-based compensation costs charged against income were $1.3 million and $3.8 million, respectively, and the related income tax benefit recognized was $0.4 million and $1.1 million, respectively.  During the three and nine months ended December 31, 2012, pre-tax share-based compensation costs charged against income were $1.0 million and $3.0 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.9 million, respectively.

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

On May 14, 2013, the Compensation Committee of our Board of Directors granted 113,637 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 55,637 restricted stock units vest in their entirety on the three-year anniversary of the date of grant, and 58,000 restricted stock units vest 33.3% per year over three years. On November 5, 2013, the Compensation Committee of our Board of Directors granted 6,000 restricted stock units to certain employees under the Plan, which will vest 33.3% per year over three years. On July 29, 2013, the Compensation Committee of the Board of Directors granted 7,004 restricted stock units to the independent members of the Board of Directors under the Plan.

The fair value of the restricted stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended December 31, 2013 and 2012 was $30.19 and $13.59, respectively.

A summary of the Company's restricted shares and restricted stock units granted under the Plan is presented below:

Restricted Shares and Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine months ended December 31, 2012:
Outstanding at March 31, 2012	363.4	$9.92
Granted	128.9	13.59
Vested and issued	(27.0)	7.16
Forfeited	(12.3)	10.69
Outstanding at December 31, 2012	453.0	11.11
Vested at December 31, 2012	70.4	8.52

Nine months ended December 31, 2013:
Outstanding at March 31, 2013	421.3	$11.01
Granted	126.6	30.19
Vested and issued	(59.7)	8.42
Forfeited	(5.6)	15.11
Outstanding at December 31, 2013	482.6	16.32
Vested at December 31, 2013	83.1	9.63

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

The weighted-average grant-date fair value of the options granted during the nine months ended December 31, 2013 and 2012 was $13.94 and $6.03, respectively.

	Nine Months Ended December 31,
	2013	2012
Expected volatility	48.0%	44.0%
Expected dividends	$—	$—
Expected term in years	6.0	6.5
Risk-free rate	1.3%	1.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Nine months ended December 31, 2012:
Outstanding at March 31, 2012	1,745.4	$8.44
Granted	444.9	13.36
Exercised	(708.5)	7.71
Forfeited or expired	(17.4)	11.21
Outstanding at December 31, 2012	1,464.4	10.26	7.7	$11,330
Exercisable at December 31, 2012	332.4	9.99	6.8	2,248

Nine months ended December 31, 2013:
Outstanding at March 31, 2013	1,386.4	$10.43
Granted	227.7	29.94
Exercised	(589.9)	9.73
Forfeited or expired	(14.2)	14.56
Outstanding at December 31, 2013	1,010.0	15.18	7.6	$20,828
Exercisable at December 31, 2013	172.1	11.34	6.8	4,210

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2013 was $13.7 million. The aggregate intrinsic value for options granted during the nine months ended December 31, 2013 was $1.3 million.

At December 31, 2013, there were $5.0 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted shares vested during the nine months ended December 31, 2013 and 2012 was $3.2 million and $2.1 million, respectively.  For the nine months ended December 31, 2013 and 2012, cash received from the exercise of stock options was $5.7 million and $5.4 million, respectively, and we realized $1.7 million and $9.3 million, respectively, in tax benefits for the tax deductions resulting from these option exercises. At December 31, 2013, there were 1.6 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 25.2% and 38.9% for the three months ended December 31, 2013 and December 31, 2012, respectively. The effective tax rate used in the calculation of income taxes was 24.6% and 38.9% for the nine months ended December 31, 2013 and December 31, 2012, respectively. The decrease in the effective tax rate for the three months ended December 31, 2013 was primarily due to the impact of lower state income tax rates on the lower profitability of the Company due primarily to the loss on debt extinguishment. The decrease in the effective tax rate for the nine months ended December 31, 2013 was primarily due to a one-time benefit of $0.4 million and $8.9 million, respectively, to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only.

At December 31, 2013, a wholly-owned subsidiary had a net operating loss carryforward of approximately $1.0 million, which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We experienced a net increase of $0.2 million in our uncertain tax liability during the nine months ended December 31, 2013. Therefore, the balance in our uncertain tax liability was $1.2 million and $1.0 million at December 31, 2013 and March 31, 2013, respectively. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

17. Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not have a material adverse effect on our business, financial condition or results from operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through 2018. Due to the acquisition of the GSK Brands, we required additional office space and entered into a 5.5 year lease for a new office facility in New York, which began in the third quarter of fiscal 2013. In May 2012, we also entered into a three year lease for an office in Rogers, Arkansas. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases as of December 31, 2013:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2014 (Remaining three months ending March 31, 2014)	$459	$35	$494
2015	1,049	136	1,185
2016	994	135	1,129
2017	1,023	68	1,091
2018	1,044	—	1,044
Thereafter	—	—	—
	$4,569	$374	$4,943

Rent expense for each of the three months ended December 31, 2013 and 2012 was $0.4 million and $0.3 million, respectively, while rent expense for each of the nine months ended December 31, 2013 and 2012 was $1.2 million and $0.9 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2014 (Remaining three months ending March 31, 2014)	$281
2015	1,105
2016	1,074
2017	1,044
2018	1,013
Thereafter	1,542
$6,059

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three and nine months ended December 31, 2013, approximately 41.1% and 41.7%, respectively, of our total revenues were derived from our five top selling brands.  During the three and nine months ended December 31, 2012, approximately 40.3% and 40.7%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 20.4% and 19.7%, respectively, of our gross revenues for the three and nine months ended December 31, 2013, and approximately 21.5% and 21.3%, respectively, of our gross revenues for the three and nine months ended December 31, 2012. At December 31, 2013, approximately 20.2% of accounts receivable were owed by the same customer.

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

At December 31, 2013, we had relationships with 58 third-party manufacturers pertaining to our domestic operations.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 86.3% of gross sales for the nine months ended December 31, 2013. At December 31, 2012, we had relationships with 62 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 77.1% of gross sales for the nine months ended December 31, 2012. The fact that we do not have long-term contracts with certain manufacturers means they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

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

The tables below summarize information about our operating and reportable segments.

	Three Months Ended December 31, 2013			Nine Months Ended December 31, 2013
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$125,448	$19,606	$145,054	$390,670	$63,489	$454,159
Other revenues	150	1,008	1,158	462	3,004	3,466
Total revenues	125,598	20,614	146,212	391,132	66,493	457,625
Cost of sales	49,042	15,361	64,403	149,378	48,236	197,614
Gross profit	76,556	5,253	81,809	241,754	18,257	260,011
Advertising and promotion	24,830	740	25,570	68,375	2,379	70,754
Contribution margin	$51,726	$4,513	56,239	$173,379	$15,878	189,257
Other operating expenses			15,781			45,596
Operating income			40,458			143,661
Other expense			36,272			68,616
Income before income taxes			4,186			75,045
Provision for income taxes			1,056			18,431
Net income			$3,130			$56,614

	Three Months Ended December 31, 2012			Nine Months Ended December 31, 2012
(In thousands)	OTC Healthcare	Household Cleaning	Consolidated	OTC Healthcare	Household Cleaning	Consolidated
Net sales	$138,858	$20,634	$159,492	$402,633	$64,102	$466,735
Other revenues	175	565	740	520	1,829	2,349
Total revenues	139,033	21,199	160,232	403,153	65,931	469,084
Cost of sales	59,381	15,854	75,235	160,249	49,689	209,938
Gross profit	79,652	5,345	84,997	242,904	16,242	259,146
Advertising and promotion	22,410	1,128	23,538	62,309	5,062	67,371
Contribution margin	$57,242	$4,217	61,459	$180,595	$11,180	191,775
Other operating expenses			14,737			50,064
Operating income			46,722			141,711
Other expense			26,661			66,169
Income before income taxes			20,061			75,542
Provision for income taxes			7,804			29,386
Net income			$12,257			$46,156

The table below summarizes information about our revenues from similar product groups.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Analgesics	$25,903	$27,946	$84,634	$81,727
Cough & Cold	34,330	37,424	89,548	94,197
Gastrointestinal	20,190	24,977	64,841	74,510
Eye & Ear Care	19,400	19,702	63,519	63,109
Dermatologicals	9,797	11,496	40,223	41,578
Oral Care	11,408	12,953	35,845	36,032
Other OTC	4,570	4,535	12,522	12,000
Total OTC Healthcare Segment	125,598	139,033	391,132	403,153
Household Cleaning Segment	20,614	21,199	66,493	65,931
Consolidated Total Revenues	$146,212	$160,232	$457,625	$469,084

During the three and nine months ended December 31, 2013, approximately 85.7% and 87.2%, respectively, of our sales were made to customers in the United States, while during the three and nine months ended December 31, 2012, approximately 89.1% and 89.9% , respectively, of our sales were made to customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three and nine months ended December 31, 2013, sales to Canada accounted for approximately 8.3% and 7.8%, respectively, of our total revenues, while during the three and nine months ended December 31, 2012 approximately 8.1% and 7.5%, respectively, of our total revenue was attributable to sales to Canada.

At December 31, 2013, substantially all of our long-term assets were located in the United States and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$182,566	$7,389	$189,955

Intangible assets
Indefinite-lived	1,152,824	119,820	1,272,644
Finite-lived	96,508	26,603	123,111
	1,249,332	146,423	1,395,755
	$1,431,898	$153,812	$1,585,710

20. Condensed Consolidating Financial Statements

As described in Note 10, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes, including, without limitation, the obligation to pay principal and interest with respect to the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes. Although holders of the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes will be direct creditors of the guarantors of the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2013 Senior Notes, 2012 Senior Notes or the 2010 Senior Notes, and such subsidiaries will not be obligated with respect to the 2013 Senior Notes, 2012 Senior Notes or the 2010 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2013 Senior Notes, 2012 Senior Notes and the 2010 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of December 31, 2013 and March 31, 2013, Condensed Consolidating Income and Comprehensive Income Statements for the three and nine months ended December 31, 2013 and 2012, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2013 and 2012. Such consolidating information includes separate columns for:

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

In the third quarter of fiscal 2014, the Company determined that it had incorrectly recorded certain intercompany transactions relating to the second quarter of fiscal 2014. This resulted in an understatement of equity in earnings of subsidiaries for Prestige Brands, Inc. (the "Issuer") of $48.1 million, an overstatement of $0.6 million for Prestige Brands Holdings, Inc. (the "Parent")and a net understatement of equity in earnings of subsidiaries for the eliminations of $47.5 million for each of the three and six month periods ended September 30, 2013. These items also resulted in corresponding adjustments to the Investments in subsidiaries on the balance sheet as of September 30, 2013 and adjustments to net income (loss) and equity in income of subsidiaries in the statement of cash flows, although net cash provided by operating activities for the six months ended September 30, 2013 remained unchanged. Revisions were also made to increase the cumulative translation adjustment of the Issuer and subsidiary guarantors by approximately $1 million each, with corresponding adjustments to the Investment in subsidiaries and stockholders' equity balances.

The Company assessed the materiality of these items on the previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the consolidated financial statements. The Company will disclose the impact of the revisions on previously reported amounts and accordingly revised the Condensed Consolidating Financial Statements for comparative periods in its future filings. There were no changes to any of the Company's Consolidated Financial Statements.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,689	$113,685	$7,502	$(1,822)	$145,054
Other revenues	—	75	1,160	10	(87)	1,158
Total revenues	—	25,764	114,845	7,512	(1,909)	146,212

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,361	53,750	2,325	(1,033)	64,403
Gross profit	—	16,403	61,095	5,187	(876)	81,809

Operating Expenses
Advertising and promotion	—	2,066	21,359	2,145	—	25,570
General and administrative	165	2,132	8,967	873	—	12,137
Depreciation and amortization	983	149	2,440	72	—	3,644
Total operating expenses	1,148	4,347	32,766	3,090	—	41,351
Operating income (loss)	(1,148)	12,056	28,329	2,097	(876)	40,458

Other (income) expense
Interest (income)	(12,305)	(14,437)	(731)	(6)	27,463	(16)
Interest expense	8,671	21,276	18,061	731	(27,463)	21,276
Loss on extinguishment of debt	—	15,012	—	—	—	15,012
Equity in (income) loss of subsidiaries	(1,148)	(6,845)	(999)	—	8,992	—
Total other (income) expense	(4,782)	15,006	16,331	725	8,992	36,272
Income before income taxes	3,634	(2,950)	11,998	1,372	(9,868)	4,186
Provision (benefit) for income taxes	504	(2,541)	2,720	373	—	1,056
Net income (loss)	$3,130	$(409)	$9,278	$999	$(9,868)	$3,130

Comprehensive income, net of tax:
Currency translation adjustments	(2,694)	(2,694)	(2,694)	(2,694)	8,082	(2,694)
Total other comprehensive income (loss)	(2,694)	(2,694)	(2,694)	(2,694)	8,082	(2,694)
Comprehensive income (loss)	$436	$(3,103)	$6,584	$(1,695)	$(1,786)	$436

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$75,339	$364,468	$16,174	$(1,822)	$454,159
Other revenues	—	210	3,454	1,112	(1,310)	3,466
Total revenues	—	75,549	367,922	17,286	(3,132)	457,625

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	28,157	165,252	6,461	(2,256)	197,614
Gross profit	—	47,392	202,670	10,825	(876)	260,011

Operating Expenses
Advertising and promotion	—	9,254	57,751	3,749	—	70,754
General and administrative	2,555	5,256	25,782	1,797	—	35,390
Depreciation and amortization	2,017	434	7,625	130	—	10,206
Total operating expenses	4,572	14,944	91,158	5,676	—	116,350
Operating income (loss)	(4,572)	32,448	111,512	5,149	(876)	143,661

Other (income) expense
Interest (income)	(37,296)	(42,765)	(1,441)	(30)	81,488	(44)
Interest expense	25,965	53,648	54,082	1,441	(81,488)	53,648
Loss on extinguishment of debt	—	15,012	—	—	—	15,012
Equity in (income) loss of subsidiaries	(51,347)	(41,997)	(2,867)	—	96,211	—
Total other (income) expense	(62,678)	(16,102)	49,774	1,411	96,211	68,616
Income before income taxes	58,106	48,550	61,738	3,738	(97,087)	75,045
Provision (benefit) for income taxes	1,492	1,609	14,459	871	—	18,431
Net income (loss)	$56,614	$46,941	$47,279	$2,867	$(97,087)	$56,614

Comprehensive income, net of tax:
Currency translation adjustments	(1,571)	(1,571)	(1,571)	(1,571)	4,713	(1,571)
Total other comprehensive income (loss)	(1,571)	(1,571)	(1,571)	(1,571)	4,713	(1,571)
Comprehensive income (loss)	$55,043	$45,370	$45,708	$1,296	$(92,374)	$55,043

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,345	$132,881	$1,266	$—	$159,492
Other revenues	—	79	724	276	(339)	740
Total revenues	—	25,424	133,605	1,542	(339)	160,232

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,877	65,172	525	(339)	75,235
Gross profit	—	15,547	68,433	1,017	—	84,997

Operating Expenses
Advertising and promotion	—	3,032	19,997	509	—	23,538
General and administrative	952	1,585	8,734	107	—	11,378
Depreciation and amortization	549	140	2,658	12	—	3,359
Total operating expenses	1,501	4,757	31,389	628	—	38,275
Operating income (loss)	(1,501)	10,790	37,044	389	—	46,722

Other (income) expense
Interest (income)	33	(41,552)	162	(62)	41,415	(4)
Interest expense	8,735	35,394	23,951	—	(41,415)	26,665
Equity in (income) loss of subsidiaries	(18,531)	(8,407)	(393)	—	27,331	—
Total other (income) expense	(9,763)	(14,565)	23,720	(62)	27,331	26,661
Income before income taxes	8,262	25,355	13,324	451	(27,331)	20,061
Provision (benefit) for income taxes	(3,995)	6,593	5,030	176	—	7,804
Net income	$12,257	$18,762	$8,294	$275	$(27,331)	$12,257

Comprehensive income, net of tax:
Currency translation adjustments	(1)	(1)	(1)	(1)	3	(1)
Total other comprehensive income	(1)	(1)	(1)	(1)	3	(1)
Comprehensive income	$12,256	$18,761	$8,293	$274	$(27,328)	$12,256

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$75,294	$387,815	$3,626	$—	$466,735
Other revenues	—	220	2,310	1,270	(1,451)	2,349
Total revenues	—	75,514	390,125	4,896	(1,451)	469,084

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	28,493	181,382	1,514	(1,451)	209,938
Gross profit	—	47,021	208,743	3,382	—	259,146

Operating Expenses
Advertising and promotion	—	8,917	57,326	1,128	—	67,371
General and administrative	3,676	5,020	30,802	616	—	40,114
Depreciation and amortization	818	420	8,667	45	—	9,950
Total operating expenses	4,494	14,357	96,795	1,789	—	117,435
Operating income (loss)	(4,494)	32,664	111,948	1,593	—	141,711

Other (income) expense
Interest (income)	(24,337)	(63,573)	162	(163)	87,902	(9)
Interest expense	26,147	92,320	35,613	—	(87,902)	66,178
Equity in (income) loss of subsidiaries	(50,008)	(49,280)	(1,306)	—	100,594	—
Total other (income) expense	(48,198)	(20,533)	34,469	(163)	100,594	66,169
Income before income taxes	43,704	53,197	77,479	1,756	(100,594)	75,542
Provision (benefit) for income taxes	(2,452)	1,524	29,631	683	—	29,386
Net income	$46,156	$51,673	$47,848	$1,073	$(100,594)	$46,156

Comprehensive income, net of tax:
Currency translation adjustments	23	23	23	23	(69)	23
Total other comprehensive income	23	23	23	23	(69)	23
Comprehensive income	$46,179	$51,696	$47,871	$1,096	$(100,663)	$46,179

Condensed Consolidating Balance Sheet
December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$90,647	$—	$—	$3,706	$—	$94,353
Accounts receivable, net	127	14,349	47,631	4,081	—	66,188
Inventories	—	14,660	46,020	4,994	(876)	64,798
Deferred income tax assets	251	917	5,668	—	—	6,836
Prepaid expenses and other current assets	8,148	66	3,313	799	—	12,326
Total current assets	99,173	29,992	102,632	13,580	(876)	244,501

Property and equipment, net	9,905	125	229	269	—	10,528
Goodwill	—	66,007	101,540	22,408	—	189,955
Intangible assets, net	—	192,995	1,172,004	30,756	—	1,395,755
Other long-term assets	—	24,107	—	—	—	24,107
Intercompany receivable	596,369	1,919,068	588,046	9,501	(3,112,984)	—
Investment in subsidiary	1,536,312	735,694	8,259	—	(2,280,265)	—
Total Assets	$2,241,759	$2,967,988	$1,972,710	$76,514	$(5,394,125)	$1,864,846

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$—	$48,290	$—	$—	$—	$48,290
Accounts payable	3,063	11,641	34,320	2,523	—	51,547
Accrued interest payable	—	10,781	—	—	—	10,781
Other accrued liabilities	6,144	3,299	10,249	3,753	—	23,445
Total current liabilities	9,207	74,011	44,569	6,276	—	134,063

Long-term debt
Principal amount	—	985,000	—	—	—	985,000
Less unamortized discount	—	(3,489)	—	—	—	(3,489)
Long-term debt, net of unamortized discount	—	981,511	—	—	—	981,511

Deferred income tax liabilities	—	55,316	149,652	68	—	205,036
Long term liabilities	—	—	—	302	—	302
Intercompany payable	1,688,618	394,359	992,745	37,262	(3,112,984)	—
Total Liabilities	1,697,825	1,505,197	1,186,966	43,908	(3,112,984)	1,320,912

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	520	—	—	—	—	520
Additional paid-in capital	412,910	1,337,706	658,799	23,815	(2,020,320)	412,910
Treasury stock, at cost - 194 shares	(965)	—	—	—	—	(965)
Accumulated other comprehensive income, net of tax	(1,675)	(1,675)	(1,675)	(1,675)	5,025	(1,675)
Retained earnings (accumulated deficit)	132,861	126,760	128,620	10,466	(265,846)	132,861
Total Stockholders' Equity	543,934	1,462,791	785,744	32,606	(2,281,141)	543,934
Total Liabilities and Stockholders' Equity	$2,241,759	$2,967,988	$1,972,710	$76,514	$(5,394,125)	$1,864,846

Condensed Consolidating Balance Sheet
March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,720	$—	$—	$950	$—	$15,670
Accounts receivable, net	21	13,875	58,345	812	—	73,053
Inventories	—	11,164	48,474	563	—	60,201
Deferred income tax assets	218	855	5,276	—	—	6,349
Prepaid expenses and other current assets	4,942	93	3,609	256	—	8,900
Total current assets	19,901	25,987	115,704	2,581	—	164,173

Property and equipment, net	9,609	34	253	—	—	9,896
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,396	1,179,524	320	—	1,373,240
Other long-term assets	—	24,944	—	—	—	24,944
Intercompany receivable	653,049	1,911,573	415,587	7,316	(2,987,525)	—
Investment in subsidiary	1,429,775	638,611	7,067	—	(2,075,453)	—
Total Assets	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,601	$10,600	$37,695	$480	$—	$51,376
Accrued interest payable	—	13,894	—	—	—	13,894
Other accrued liabilities	12,694	1,684	16,107	913	—	31,398
Total current liabilities	15,295	26,178	53,802	1,393	—	96,668

Long-term debt
Principal amount	—	978,000	—	—	—	978,000
Less unamortized discount	—	(7,100)	—	—	—	(7,100)
Long-term debt, net of unamortized discount	—	970,900	—	—	—	970,900

Deferred income tax liabilities	—	55,291	138,924	73	—	194,288
Intercompany payable	1,619,096	447,419	920,865	145	(2,987,525)	—
Total Liabilities	1,634,391	1,499,788	1,113,591	1,611	(2,987,525)	1,261,856

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common stock	513	—	—	—	—	513
Additional paid-in capital	401,691	1,280,945	624,742	1,111	(1,906,798)	401,691
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive loss, net of tax	(104)	—	—	(104)	104	(104)
Retained earnings (accumulated deficit)	76,247	79,819	81,341	7,599	(168,759)	76,247
Total Stockholders' Equity	477,943	1,360,764	706,083	8,606	(2,075,453)	477,943
Total Liabilities and Stockholders' Equity	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$56,614	$46,941	$47,279	$2,867	$(97,087)	$56,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,017	434	7,624	134	—	10,209
Deferred income taxes	(33)	(37)	10,336	(5)	—	10,261
Amortization of deferred financing costs	—	6,023	—	—	—	6,023
Stock-based compensation costs	3,763	—	—	—	—	3,763
Loss on extinguishment of debt	—	15,012	—	—	—	15,012
Premium payment on 2010 Senior Notes Tendered	—	(12,768)	—	—	—	(12,768)
Amortization of debt discount	—	3,115	—	—	—	3,115
Gain on sale of assets	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(51,347)	(41,997)	(2,867)	—	96,211	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(106)	(474)	10,714	(1,639)	—	8,495
Inventories	—	(3,496)	2,454	(2,096)	876	(2,262)
Prepaid expenses and other current assets	(3,206)	27	296	100	—	(2,783)
Accounts payable	462	1,041	(3,375)	587	—	(1,285)
Accrued liabilities	(6,550)	(1,498)	(5,858)	375	—	(13,531)
Net cash provided by operating activities	1,614	12,323	66,600	323	—	80,860

Investing Activities
Purchases of property and equipment	(2,555)	—	—	(103)	—	(2,658)
Proceeds from the sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash provided by (used in) investing activities	(2,555)	(55,215)	3	(103)	—	(57,870)

Financing Activities
Proceeds from the issuance of 2013 Senior Notes	—	400,000	—	—	—	400,000
Payment of 2010 Senior Notes	—	(201,710)	—	—	—	(201,710)
Repayments of long-term debt	—	(147,500)	—	—	—	(147,500)
Repayments under revolving credit agreement	—	(45,500)	—	—	—	(45,500)
Borrowings under revolving credit agreement	—	50,000	—	—	—	50,000
Payment of deferred financing costs	—	(6,933)	—	—	—	(6,933)
Proceeds from exercise of stock options	5,738	—	—	—	—	5,738
Excess tax benefits from share-based awards	1,725	—	—	—	—	1,725
Shares surrendered as payment of tax withholding	(278)	—	—	—	—	(278)
Intercompany activity, net	69,683	(5,465)	(66,603)	2,385	—	—
Net cash provided by (used in) financing activities	76,868	42,892	(66,603)	2,385	—	55,542

Effect of exchange rate changes on cash and cash equivalents	—	—	—	151	—	151
Increase in cash and cash equivalents	75,927	—	—	2,756	—	78,683
Cash - beginning of period	14,720	—	—	950	—	15,670
Cash - end of period	$90,647	$—	$—	$3,706	$—	$94,353

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$46,156	$51,673	$47,848	$1,073	$(100,594)	$46,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	818	420	8,667	45	—	9,950
Deferred income taxes	143	44	15,796	(4)	—	15,979
Amortization of deferred financing costs	—	8,220	—	—	—	8,220
Stock-based compensation costs	2,965	—	—	—	—	2,965
Lease termination costs	975	—	—	—	—	975
Amortization of debt discount	—	3,892	—	—	—	3,892
Loss on disposal of equipment	30	—	21	—	—	51
Equity in income of subsidiaries	(50,008)	(49,280)	(1,306)	—	100,594	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(115)	285	(13,474)	(214)	—	(13,518)
Inventories	—	(1,242)	(2,104)	(5)	—	(3,351)
Prepaid expenses and other current assets	6,446	(369)	(627)	351	—	5,801
Accounts payable	(3,347)	2,488	14,095	889	—	14,125
Accrued liabilities	(1,071)	529	9,830	343	—	9,631
Net cash provided by (used in) operating activities	2,992	16,660	78,746	2,478	—	100,876

Investing Activities
Purchases of property and equipment	(8,922)	—	—	—	—	(8,922)
Proceeds from sale of property and equipment	—	—	15	—	—	15
Proceeds from the sale of the Phazyme brand	—	—	21,700	—	—	21,700
Acquisition of GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash (used in) provided by investing activities	(9,148)	—	21,715	—	—	12,567

Financing Activities
Repayment of long-term debt	—	(167,500)	—	—	—	(167,500)
Repayments under revolving credit agreement	—	(8,000)	—	—	—	(8,000)
Borrowings under revolving credit agreement	—	48,000	—	—	—	48,000
Proceeds from exercise of stock options	5,460	—	—	—	—	5,460
Intercompany activity, net	(8,647)	110,840	(100,461)	(1,732)	—	—
Net cash used in financing activities	(3,187)	(16,660)	(100,461)	(1,732)	—	(122,040)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
(Decrease) increase in cash and cash equivalents	(9,343)	—	—	759	—	(8,584)
Cash - beginning of period	18,221	—	—	794	—	19,015
Cash - end of period	$8,878	$—	$—	$1,553	$—	$10,431

21. Subsequent Events

Redemption of the 2010 Senior Notes:

On December 17, 2013, we offered to redeem the 2010 Senior Notes at a premium of 6.33%, of which $201.7 million were redeemed on such date. The remaining $48.3 million were redeemed on January 16, 2014. As a result, during the quarter ended December 31, 2013, we recorded a $15.0 million loss on the early extinguishment of debt relating to the $201.7 million 2010 Senior Notes redeemed and will record an additional loss of approximately $3.3 million on the remaining $48.3 million tendered on January 16, 2014.

Product Supply Disruption:

One of the Company’s suppliers, which packages products accounting for approximately 8% of the Company’s sales, temporarily stopped production in mid-January and has not indicated when production will resume.  We are in the process of qualifying alternative sources of supply and, until production resumes, will be allocating safety stock inventories.  Until the supplier resumes production or alternative sources of supply are qualified, the Company may be unable to supply these products to its customers. We do not expect this supply interruption will have a material adverse effect in the fourth quarter of fiscal 2014, however, if unresolved, it could have a materially adverse effect on our business and results of operations in future periods.

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

Acquisitions and Divestitures

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care Pharma”), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also carries a line of brands for children including Little Allergies, Little Eyes, and Little Cough. The brands acquired are complementary to our existing OTC Healthcare portfolio.

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

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable	1,658
Inventories	2,465
Prepaids and other current assets	647
Property, plant and equipment	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,103

Accounts payable	1,537
Accrued expenses	2,505
Other long term liabilities	300
Total liabilities assumed	4,342

Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at December 31, 2013 was 14.1 years.

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

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services, including: marketing, operations, finance and other services, from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. The buyer elected to extend the Canadian portion of the TSA services on a month to month basis and terminated the support on October 31, 2013.
The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Revenues

	Three Months Ended December 31,
Revenues	2013	%	2012	%	Increase (Decrease)%
Analgesics	$25,903	17.7	$27,946	17.4	$(2,043)	(7.3)
Cough & Cold	34,330	23.5	37,424	23.4	(3,094)	(8.3)
Gastrointestinal	20,190	13.8	24,977	15.6	(4,787)	(19.2)
Eye & Ear Care	19,400	13.3	19,702	12.3	(302)	(1.5)
Dermatologicals	9,797	6.7	11,496	7.2	(1,699)	(14.8)
Oral Care	11,408	7.8	12,953	8.1	(1,545)	(11.9)
Other OTC	4,570	3.1	4,535	2.8	35	0.8
Total OTC Healthcare Revenues	125,598	85.9	139,033	86.8	(13,435)	(9.7)
Household Cleaning	20,614	14.1	21,199	13.2	(585)	(2.8)
Consolidated Total Revenues	$146,212	100.0	$160,232	100.0	$(14,020)	(8.7)

Revenues for the three months ended December 31, 2013 were $146.2 million, a decrease of $14.0 million, or 8.7%, versus the three months ended December 31, 2012. The decrease reflects the effects of the return to the market of competitive products that had been recalled and lower cough cold incidence levels. In addition, we estimate an approximate $10.0 million impact to sales resulting from reduced inventory levels at the end of the quarter, largely in the mass customer channel. Revenues from customers outside of North America, which represent 6.0% of total revenues for the quarter ended December 31, 2013, increased by $4.4 million, or 99.1%, during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase in international sales was primarily attributed to inclusion of the acquisition of Care Pharma.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment decreased $13.4 million, or 9.7%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012. This decrease was primarily due to declining revenues in the gastrointestinal, cough and cold, and analgesics product groups and the retailer inventory reductions. The decrease in the gastrointestinal group was caused primarily by decreases in revenues for both the Beano and Gaviscon brands. Beano revenues declined due to consumer shifts to probiotics and the expansion of private label products in the mass channel. Gaviscon was impacted by supply chain issues incurred last year which caused a shift in the timing of sales due to limited supply availability. The decrease in the cough and cold product group was due primarily to the decrease in revenues for the Pediacare brand, resulting from increased competition from products that had previously been recalled and a weak cough and cold season. The decrease in Pediacare was offset partly by the inclusion of the Fess line of cold/allergy and saline nasal health products. The decrease in the analgesics product group was due largely to the decrease in revenues for the Goody’s brand, which resulted from a change in the timing of promotional activity.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $0.6 million, or 2.8%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012. The slight decline was attributed to an unfavorable product mix relative to the Spic and Span brand.

Cost of Sales

	Three Months Ended December 31,
Cost of Sales	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$49,042	39.0	$59,381	42.7	$(10,339)	(17.4)
Household Cleaning	15,361	74.5	15,854	74.8	(493)	(3.1)
	$64,403	44.0	$75,235	47.0	$(10,832)	(14.4)

Cost of sales decreased $10.8 million, or 14.4% during the three months ended December 31, 2013 versus the three months ended December 31, 2012. As a percentage of total revenue, cost of sales decreased to 44.0% in the three months ended December 31, 2013 from 47.0% in the three months ended December 31, 2012. The decrease in cost of sales as a percentage of revenues was primarily due to reductions in product costs attributed to sourcing activities, and a favorable product mix relative to the acquisition of Care Pharma brands.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment decreased $10.3 million, or 17.4%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased to 39.0% in the months ended December 31, 2013 from 42.7% during the three months ended December 31, 2012. The decrease in cost of sales as a percentage of revenues was primarily due to reductions in product costs, attributed to sourcing activities, and a favorable product mix relative to the acquisition of Care Pharma brands.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.5 million, or 3.1%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012.  As a percentage of Household Cleaning revenues, cost of sales decreased to 74.5% during the three months ended December 31, 2013 from 74.8% during the three months ended December 31, 2012. The decrease in the cost of sales as a percentage of revenues was the result of lower sales promotional spending and reductions in product costs due to sourcing activities.

Gross Profit

	Three Months Ended December 31,
Gross Profit	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$76,556	61.0	$79,652	57.3	$(3,096)	(3.9)
Household Cleaning	5,253	25.5	5,345	25.2	(92)	(1.7)
	$81,809	56.0	$84,997	53.0	$(3,188)	(3.8)

Gross profit for the three months ended December 31, 2013 decreased $3.2 million, or 3.8%, when compared with the three months ended December 31, 2012.  As a percentage of total revenues, gross profit increased to 56.0% in the three months ended December 31, 2013 from 53.0% in the three months ended December 31, 2012. The increase in gross profit percentage was primarily due to reductions in product costs, attributed to sourcing activities, and a favorable product mix relative to the acquired Care Pharma brands.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment decreased $3.1 million, or 3.9%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012.  As a percentage of OTC Healthcare revenues, gross profit increased to 61.0% during the three months ended December 31, 2013 from 57.3% during the three months ended December 31, 2012. The increase in gross profit was primarily the result of the acquisition of Care Pharma products and the reduction of product costs due to sourcing activities.

Household Cleaning Segment
Gross profit for the Household Cleaning segment remained at $5.3 million during the three months ended December 31, 2013 and 2012.  As a percentage of Household Cleaning revenue, gross profit increased to 25.5% during the three months ended December 31, 2013 from 25.2% during the three months ended December 31, 2012.

Contribution Margin

	Three Months Ended December 31,
Contribution Margin	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$51,726	41.2	$57,242	41.2	$(5,516)	(9.6)
Household Cleaning	4,513	21.9	4,217	19.9	296	7.0
	$56,239	38.5	$61,459	38.4	$(5,220)	(8.5)

Contribution margin, a non-GAAP financial measure used as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses, decreased $5.2 million, or 8.5%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012.  The contribution margin decrease was primarily the result of lower sales volumes and slightly higher advertising and promotional spending partially offset by the Care Pharma acquisition and the higher gross profit percentage discussed above.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment decreased $5.5 million, or 9.6%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012. The contribution margin decline was primarily the result of the effects of lower sales volumes and slightly higher advertising and promotional spending partially offset by the higher gross profit percentage. Advertising and promotional spending increased $2.4 million, or 10.8%, due primarily to BC and Goody's new product launches.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $0.3 million, or 7.0%, during the three months ended December 31, 2013 versus the three months ended December 31, 2012.  The contribution margin increase was the result of lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $12.1 million for the three months ended December 31, 2013 versus $11.4 million for the three months ended December 31, 2012. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $1.6 million, increased stock-based compensation of $0.3 million, and higher technology costs of $0.1 million incurred due to a new enterprise resource planning ("ERP") system implementation This increase was partially offset by a reduction of bonuses of $1.3 million primarily related to lower payments against our prior year end bonus accruals, decreased costs in business development and consulting costs of $0.3 million, and $0.1 million of costs associated with our office and warehouse relocations incurred in the prior year period.

Depreciation and Amortization
Depreciation and amortization expense was $3.6 million for the three months ended December 31, 2013 versus $3.4 million for the three months ended December 31, 2012. The increase in depreciation and amortization expense was due to the implementation of a new ERP system.

Interest Expense
Net interest expense was $21.3 million during the three months ended December 31, 2013 versus $26.7 million during the three months ended December 31, 2012. The decrease in interest expense was primarily the result of a lower level of indebtedness outstanding resulting from significant payments made on our 2012 Term Loan in 2013, as well as reduced borrowing rates primarily resulting from the amendment of our 2012 Term Loan completed in February 2013. The average cost of borrowing decreased to 8.5% for the three months ended December 31, 2013 from 10.2% for the three months ended December 31, 2012, which is attributed to the refinancing of debt in February 2013. The average indebtedness outstanding decreased from $1,047.3 million during the three months ended December 31, 2012 to $994.4 million during the three months ended December 31, 2013. The decrease in average indebtedness outstanding is the result of the significant payments made on the 2012 Term Loan, which resulted in lower outstanding debt.

Income Taxes
The provision for income taxes during the three months ended December 31, 2013 was $1.1 million versus $7.8 million during the three months ended December 31, 2012.  The effective tax rate during the three months ended December 31, 2013 was 25.2% versus 38.9% during the three months ended December 31, 2012. The decrease in the effective tax rate was primarily due to the impact of lower state income tax rates on the lower profitability of the Company due primarily to the loss on debt extinguishment. This benefit was primarily related to a recent change in state law where we have our major distribution center that taxes earnings attributed to in-state revenues only. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2014 is expected to be 36.2%.

Nine Months Ended December 31, 2013 compared to the Nine Months Ended December 31, 2012

Revenues

	Nine Months Ended December 31,
Revenues	2013	%	2012	%	Increase (Decrease)%
Analgesics	$84,634	18.5	$81,727	17.4	$2,907	3.6
Cough & Cold	89,548	19.6	94,197	20.1	(4,649)	(4.9)
Gastrointestinal	64,841	14.2	74,510	15.9	(9,669)	(13.0)
Eye & Ear Care	63,519	13.9	63,109	13.5	410	0.6
Dermatologicals	40,223	8.8	41,578	8.9	(1,355)	(3.3)
Oral Care	35,845	7.8	36,032	7.7	(187)	(0.5)
Other OTC	12,522	2.7	12,000	2.6	522	4.4
Total OTC Healthcare Revenues	391,132	85.5	403,153	85.9	(12,021)	(3.0)
Household Cleaning	66,493	14.5	65,931	14.1	562	0.9
Consolidated Total Revenues	$457,625	100.0	$469,084	100.0	$(11,459)	(2.4)

Revenues for the nine months ended December 31, 2013 were $457.6 million, a decrease of $11.5 million, or 2.4%, versus the nine months ended December 31, 2012. The decrease in revenues reflects the effects on revenue of increased competition from the introduction of new brands or brands that had previously been recalled, a weak cough and cold season, and the impact of the divestiture of Phazyme, which were offset partly by the acquisition of the Care Pharma products and the launch of new analgesics products. Revenues from customers outside of North America, which represent 5.0% of total revenues for the nine months ended December 31, 2013, increased by $10.8 million, or 90.0%, during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. The increase in international sales was largely attributed to the inclusion of the acquired Care products.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment decreased $12.0 million, or 3.0%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012. This decrease was largely caused by declines in the gastrointestinal, cough and cold, and dermatological groups, offset by increased revenues in the analgesic group. Revenues for the gastrointestinal group decreased primarily due decreased revenues for both the Beano and Gaviscon brands as well as the effects of the divestiture of Phazyme. Beano revenues declined due to consumer shifts to probiotics and the expansion of private label products in the mass channel. Gaviscon was impacted by supply chain issues incurred last year which caused a shift in the timing of sales due to limited supply availability. The decrease in the cough and cold product group was due primarily to the decrease in revenues for the Pediacare brand, resulting from increased competition from products that had previously been recalled and a weak cough and cold season. The decrease in Pediacare was offset partly by the inclusion of the Fess line of cold/allergy and saline nasal health products. The decrease in the dermatological group was due largely to decreased revenues for the Compound W brand, which experienced an overall decline in the wart removal category. The increased revenue in the analgesic product group reflected new product launches for the BC and Goody's brands and the inclusion of the Painstop brand, one of the acquired Care Pharma products.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $0.6 million, or 0.9%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012 due to increases in the Comet brand attributable to increased sales volumes and lower promotional spending.

Cost of Sales

	Nine Months Ended December 31,
Cost of Sales	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$149,378	38.2	$160,249	39.7	$(10,871)	(6.8)
Household Cleaning	48,236	72.5	49,689	75.4	(1,453)	(2.9)
	$197,614	43.2	$209,938	44.8	$(12,324)	(5.9)

Cost of sales decreased $12.3 million, or 5.9%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012. As a percentage of total revenue, cost of sales decreased to 43.2% in the nine months ended December 31, 2013 from 44.8% in the nine months ended December 31, 2012. The decrease in cost of sales as a percentage of revenues was primarily due to reductions in product costs attributed to sourcing activities and a favorable product mix relative to the acquisition of Care Pharma, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment decreased $10.9 million, or 6.8%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased to 38.2% during the nine months ended December 31, 2013 from 39.7% during the nine months ended December 31, 2012. The decrease in cost of sales as a percentage of revenues was primarily attributable to reductions in product costs due to sourcing activities and a favorable product mix relative to the acquisition of Care Pharma, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.5 million, or 2.9%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012.  As a percentage of Household Cleaning revenues, cost of sales decreased to 72.5% during the nine months ended December 31, 2013 from 75.4% during the nine months ended December 31, 2012. The decrease in the cost of sales as a percentage of revenues was the result of lower sales promotional spending, which resulted in higher net revenue relative to product cost.

Gross Profit

	Nine Months Ended December 31,
Gross Profit	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$241,754	61.8	$242,904	60.3	$(1,150)	(0.5)
Household Cleaning	18,257	27.5	16,242	24.6	2,015	12.4
	$260,011	56.8	$259,146	55.2	$865	0.3

Gross profit for the nine months ended December 31, 2013 increased $0.9 million, or 0.3%, when compared with the nine months ended December 31, 2012.  As a percentage of total revenues, gross profit increased to 56.8% during the nine months ended December 31, 2013 from 55.2% in the nine months ended December 31, 2012. The higher gross profit percentage was primarily the result of the decrease in promotion spending in the nine months ended December 31, 2013, resulting in a higher net revenue relative to product cost. The increase was also attributable to reductions in product costs due to sourcing activities and a favorable product mix relative to the acquisition of Care Pharma, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment decreased $1.2 million, or 0.5%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012.  As a percentage of OTC Healthcare revenues, gross profit increased to 61.8% during the nine months ended December 31, 2013 from 60.3% during the nine months ended December 31, 2012.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased by $2.0 million, or 12.4%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012.  As a percentage of Household Cleaning revenue, gross profit increased from 24.6% during the nine months ended December 31, 2012 to 27.5% during the nine months ended December 31, 2013. The increase in gross profit was primarily the result of the lower promotional spending, which resulted in higher net revenue relative to product cost.

Contribution Margin

	Nine Months Ended December 31,
Contribution Margin	2013	%	2012	%	Increase (Decrease)%
OTC Healthcare	$173,379	44.3	$180,595	44.8	$(7,216)	(4.0)
Household Cleaning	15,878	23.9	11,180	17.0	4,698	42.0
	$189,257	60.8	$191,775	40.9	$(2,518)	(1.3)

Contribution margin, a non-GAAP financial measure used as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses, decreased $2.5 million, or 1.3%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012.  The contribution margin decrease was primarily the result of the lower sales volumes and higher advertising and promotional spending.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment decreased $7.2 million, or 4.0%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012. The contribution margin decrease was primarily the result of slightly higher advertising and promotional spending. Advertising and promotional spending increased $6.1 million, or 9.7%, due primarily to BC, Goody's, and Fiber Choice new product launches.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $4.7 million, or 42.0%, during the nine months ended December 31, 2013 versus the nine months ended December 31, 2012.  The contribution margin increase was the result of the increased gross profit as a percentage of revenues and lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $35.4 million for the nine months ended December 31, 2013 versus $40.1 million for the nine months ended December 31, 2012. The decrease in general and administrative expenses was primarily due to transition and integration costs of $4.1 million associated with the brands acquired from GSK incurred in the prior year period, a decrease in bonuses of $3.6 million primarily related to lower payments against our prior year end bonus accruals, a lease termination charge of $1.1 million associated with our office relocation and $0.7 million in warehouse relocation costs incurred in the prior year period, $0.5 million of fees related to an unsolicited proposal we received in the prior year period, and other business development and consulting costs in the prior year period. This decrease was partially offset by increased salaries and benefits of $3.8 million, increased stock based compensation of $0.8 million, increased corporate events and conventions of $0.4 million, higher technology costs of $0.5 million incurred due to a new ERP system implementation and $0.7 million of costs associated with the Care Pharma acquisition completed in July 2013.

Depreciation and Amortization
Depreciation and amortization expense was $10.2 million for the nine months ended December 31, 2013 versus $10.0 million for the nine months ended December 31, 2012. The increase in depreciation and amortization expense was due to the implementation of a new ERP system.

Interest Expense
Net interest expense was $53.6 million during the nine months ended December 31, 2013 versus $66.2 million during the nine months ended December 31, 2012. The decrease in interest expense was primarily the result of a lower level of indebtedness outstanding resulting from significant payments made on our 2012 Term Loan in 2013, as well as reduced borrowing rates primarily resulting from the amendment of our 2012 Term Loan competed in February 2013. The average cost of borrowing decreased to 7.3% for the nine months ended December 31, 2013 from 8.1% for the nine months ended December 31, 2012, which is attributed to refinancing of debt in February 2013. The average indebtedness outstanding decreased from $1,088.3 million during the nine months ended December 31, 2012 to $983.6 million during the nine months ended December 31, 2013. The decrease in the average indebtedness outstanding is the result of the significant payments made on the 2012 Term Loan, which resulted in lower outstanding debt.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2013 was $18.4 million versus $29.4 million during the nine months ended December 31, 2012.  The effective tax rate during the nine months ended December 31, 2013 was 24.6% versus 38.9% during the nine months ended December 31, 2012. The decrease in the effective tax rate was primarily due to a one-time benefit of $8.9 million to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent change in state law where we have our major distribution center that taxes earnings attributed to in-state revenues only. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2014 is expected to be 36.2%.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed and expect to continue to finance our operations over the next twelve months, with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.

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

On February 21, 2013, we entered into Amendment No. 1 (the "Amendment") to the 2012 Term Loan. The Amendment provides for the refinancing of all of our existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans' original maturity date. In addition, the Amendment provides us with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver.  In connection with the Amendment, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. As a result of this issuance, we redeemed $201.7 million of the 2010 Senior Notes in December 2013 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
Operating Activities
Net cash provided by operating activities was $80.9 million for the nine months ended December 31, 2013 compared to $100.9 million for the nine months ended December 31, 2012. The $20.0 million decrease in net cash provided by operating activities was primarily due to an increase in working capital of $24.0 million, and a decrease in non-cash charges of $6.4 million, offset partly by an increase in net income of $10.5 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased primarily due to decreases in accrued liabilities of $23.1 million and accounts payable of $15.4 million and increases to prepaid expenses of $8.6 million, partially offset by decreases in accounts receivable of $22.0 million and inventories of $1.1 million.

Non-cash charges decreased $6.4 million primarily due to a premium payment on the 2010 Senior Notes tendered of $12.8 million, a decrease in deferred income tax charges of $5.7 million, and increases in amortization of deferred financing charges and debt discount of $3.0 million. The decrease in non-cash charges were partially offset by a $15.0 million loss on extinguishment of debt.

Investing Activities
Net cash used in investing activities was $57.9 million for the nine months ended December 31, 2013 compared to the net cash provided by investing activities of $12.6 million for the nine months ended December 31, 2012. The increase in net cash used in investing activities for the nine months ended December 31, 2013 was primarily due to the use of cash for the Care Pharma acquisition in July 2013 and the receipt of proceeds from the sale of the Phazyme brand in the prior year.

Financing Activities
Net cash provided by financing activities was $55.5 million for the nine months ended December 31, 2013 compared to $122.0 million used in financing activities for the nine months ended December 31, 2012.   The increase in cash provided by financing activities was primarily due to the proceeds from the issuance of the 2013 Senior Notes of $400.0 million, which was offset by the payment of 2010 Senior Notes of $201.7 million and payments toward the 2012 Term Loan of $147.5 million. During the nine months ended December 31, 2013, we had net borrowings of $4.5 million against our 2012 ABL Revolver. Due to the issuance of the 2013 Senior Notes, our outstanding indebtedness increased to $1,033.3 million at December 31, 2013 from $978.0 million at March 31, 2013.

	Nine Months Ended December 31,
(In thousands)	2013	2012
Cash provided by (used in):
Operating Activities	$80,860	$100,876
Investing Activities	(57,870)	12,567
Financing Activities	55,542	(122,040)

Capital Resources
The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to note-holders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed as incurred. On December 17, 2013, we offered to redeem the 2010 Senior Notes at a premium of 6.33%, of which $201.7 million were redeemed on such date. The remaining $48.3 million were redeemed on January 16, 2014. As a result, we recorded a $15.0 million loss on the early extinguishment of the $201.7 million 2010 Senior Notes redeemed and will record a loss of approximately $3.3 million on the remaining $48.3 million tendered on January 16, 2014.

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

As of December 31, 2013, we had an aggregate of $1,033.3 million of outstanding indebtedness, which consisted of the following:

•	$48.3 million of 8.25% 2010 Senior Notes due 2018;

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$297.5 million of borrowings under the 2012 Term Loan; and

•	$37.5 million of borrowings under the 2012 ABL Revolver.

As of December 31, 2013, we had $57.5 million of borrowing capacity under the 2012 ABL Revolver, as amended.

The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, provided that LIBOR shall not be lower than 1.00%.

Borrowings under the 2012 ABL Revolver bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments in an amount set forth in the credit agreement covering the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either December 31, 2013 or March 31, 2013 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The senior secured credit facility and the indentures governing the 2010 Senior Notes, 2012 Senior Notes, and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Specifically, we must:

•
Have a leverage ratio of less than 6.75 to 1.0 for the quarter ended December 31, 2013 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.7 to 1.0 for the quarter ended December 31, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2013 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At December 31, 2013, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and 2012 ABL Revolver and the indentures governing the 2010 Senior Notes, 2012 Senior Notes, and 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods. Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.   At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2013 was $35.6 million. For the three and nine months ended December 31, 2013, our related promotional expense was $8.4 million and $21.3 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2013, our sales and operating income would have been adversely affected by approximately $3.6 million.  Net income would have been adversely affected by approximately $2.2 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine months ended December 31, 2013, our sales and operating income would have been adversely affected by approximately $0.8 million and $2.1 million, respectively.  Net income would have been adversely affected by approximately $0.3 million and $1.3 million, respectively, for the three and nine months ended December 31, 2013.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During the fiscal year ended March 31, 2013, we had 263 coupon events.  The amount recorded against revenues and accrued for these events during 2013 was $8.3 million. Cash settlement of coupon redemptions during 2013 was $7.3 million.  During the three and nine months ended December 31, 2013, we had 74 and 188 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and nine months ended December 31, 2013 was $0.6 million and $1.8 million, respectively. Cash settlement of coupon redemptions during the three and nine months ended December 31, 2013 was $1.5 million and $3.4 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2013, 2012 and 2011, returns represented 2.9%, 2.9% and 2.7%, respectively, of gross sales.  For the three and nine months December 31, 2013, product returns represented 1.9% and 2.6% of gross sales, respectively.  At December 31, 2013 and March 31, 2013, the allowance for sales returns and cash discounts was $8.1 million and $6.4 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 3.6% to 1.9% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2013 by approximately $1.0 million.  Net income would have been adversely affected by approximately $0.6 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine months ended December 31, 2013 would have adversely affected our reported sales and operating income by approximately $0.1 million and $0.5 million, respectively, while our net income would have been adversely affected by approximately $0.1 million and $0.4 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $3.2 million for the fiscal year ended March 31, 2013, while for the three and nine months ended December 31, 2013, we recorded obsolescence costs of $0.4 million and $1.9 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2013 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2013 by approximately $0.3 million and $0.1 million, respectively.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and nine months ended December 31, 2013 would have adversely affected each of our reported operating income and net income by less than approximately $0.1 million and $0.2 million, respectively.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.6% and 1.1% of accounts receivable at December 31, 2013 and March 31, 2013, respectively.  Bad debt expense for the fiscal year ended March 31, 2013 was $0.3 million, while during the three and nine months ended December 31, 2013, we recorded bad debt expense of less than $0.1 million and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2013 would have resulted in a decrease in reported operating income of approximately $0.6 million and a decrease in our reported net income of approximately $0.4 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and nine months ended December 31, 2013 would have resulted in a decrease in reported operating income and net income of less than $0.1 million in each period.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,585.7 million and $1,540.8 million at December 31, 2013 and March 31, 2013, respectively.  At December 31, 2013, goodwill and intangible assets were apportioned among our two operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$182,566	$7,389	$189,955

Intangible assets, net
Indefinite-lived:
Analgesics	343,518	—	343,518
Cough & Cold	207,723	—	207,723
Gastrointestinal	215,946	—	215,946
Eye & Ear Care	172,318	—	172,318
Dermatologicals	149,927	—	149,927
Oral Care	61,438	—	61,438
Other OTC	1,954	—	1,954
Household Cleaning	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,152,824	119,820	1,272,644

Finite-lived:
Analgesics	4,169	—	4,169
Cough & Cold	21,911	—	21,911
Gastrointestinal	12,572	—	12,572
Eye & Ear Care	8,172	—	8,172
Dermatologicals	5,689	—	5,689
Oral Care	17,536	—	17,536
Other OTC	26,459	—	26,459
Household Cleaning	—	26,603	26,603
Total finite-lived intangible assets, net	96,508	26,603	123,111
Total intangible assets, net	1,249,332	146,423	1,395,755
Total goodwill and intangible assets, net	$1,431,898	$153,812	$1,585,710

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

On July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we allocated $31.5 million to intangible assets based on our preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

In connection with the Care Pharma acquisition, we also recorded goodwill based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The amount of goodwill deductible for tax purposes is $23.1 million.

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

Goodwill
As of March 31, 2013, we had 15 reporting units with goodwill, including six reporting units resulting from the acquisition of the GSK Brands. The aggregate fair value exceeded the carrying value by 57.6%. Two individual reporting unit's fair value exceeded their carrying values by less than 10.0%. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013, 2012, and 2011. Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions, and we may be required to record additional impairment charges in the future. However, no impairment charge was recorded during the nine months ended December 31, 2013.

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

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the nine months ended December 31, 2013.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $3.8 million and $3.0 million for the nine months ended December 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available to use or the tax law of the applicable jurisdiction does not require the entity to use and the company does not intend to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 13, Accumulated Other Comprehensive Loss, to our Consolidated Financial Statements for required disclosure.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "future," "seek," "may," "would," "will," “will be,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A., of our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	Our ability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our expectations regarding increased advertising and promotion spending for acquired brands;

•	Our ability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends or pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2013, we had variable rate debt of approximately $297.5 million under our 2012 Term Loan and $37.5 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2013 of approximately $0.8 million and $6.6 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, the Company completed the implementation of the first phase of its new ERP. Management believes appropriate internal controls were maintained during the process. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new system to simplify and harmonize existing internal controls over financial reporting. There have been no other significant changes during the quarter ended December 31, 2013 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company plans to continue to enhance the effectiveness of the system by utilizing additional modules and integrating additional software with SAP. These enhancements are expected to replace legacy systems and integrate with the core financial modules mentioned above over the next several years.

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

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. Additionally, the return to the market of previously recalled competitive products could impact our sales. The structure and quality of our sales force, as well as sell-through of our products, affect the continued offering of our products, in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, product offerings in retail stores, inventory levels and in-store positioning of our products, our sales and operating results will be adversely affected.  Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the number of product innovations by our competitors or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations.

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

For the three and nine months ended December 31, 2013, Walmart, which accounted for approximately 20.4% and 19.7%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our sales. We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on inventory management or otherwise, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our business, financial condition and results from operations. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results from operations.

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

Our annual and quarterly results from operations may fluctuate significantly because of numerous factors, including:

•	Increases and decreases in quarterly revenues and profitability;

•	The timing of when we make acquisitions or introduce new products;

•	Our inability to increase the sales of our existing products and expand their distribution;

•	The timing of the introduction or return to the market of competitive products and the introduction of store brand products;

•	Adverse regulatory actions or market events in the United States or in our international markets;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	The discontinuation and return of our products from retailers;

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Litigation matters;

•	Unanticipated increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

At December 31, 2013, we had relationships with 58 third-party manufacturers pertaining to our domestic operations.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 86.3% of our gross sales for 2013.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

One of the Company’s suppliers, which packages products accounting for approximately 8% of the Company’s sales, temporarily stopped production in mid-January and has not indicated when production will resume.  We are in the process of qualifying alternative sources of supply and, until production resumes, will be allocating safety stock inventories.  Until the supplier resumes production or alternative sources of supply are qualified, the Company may be unable to supply these products to its customers. We do not expect this supply interruption will have a material adverse effect in the fourth quarter of fiscal 2014, however, if unresolved, it could have a materially adverse effect on our business and results of operations in future periods.

Our risks associated with doing business internationally increase as we expand our international footprint.

During the three and nine months ended December 31, 2013, approximately 6.0% and 5.0%, respectively, of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. We generally rely on brokers and distributors for the sale of our products in other foreign countries.  In addition to the risks associated with political instability, changes in the outlook for economic prosperity in these countries could adversely affect the sales of our products in these countries.  Other risks of doing business internationally include:

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

At December 31, 2013, our total indebtedness, including current maturities, was approximately $1,033.3 million.

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

The terms of the indentures governing the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes, and the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver allow us to issue and incur additional debt upon satisfaction of conditions set forth in the respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At December 31, 2013, we had $57.5 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of December 31, 2013 would have been approximately $1,029.8 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At December 31, 2013, the book value of our current assets was $244.5 million.  Although the book value of our total assets was $1,864.8 million, approximately $1,585.7 million was in the form of intangible assets, including goodwill of $190.0 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 7, 2014	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

4.1
Indenture, dated as of December 17, 2013, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 5.375% Senior Notes Due 2021.

4.2	Form of 5.375% Senior Note due 2021.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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