Form 10-K
period 2014-03-31
Prestige Brands Holdings, Inc.
filed 2014-05-19
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
660 White Plains Road Tarrytown, New York 10591 (Address of principal executive offices) (Zip Code)
Securities registered pursuant to Section 12(b) of the Act:	(914) 524-6800 (Registrant's telephone number, including area code)
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2013 was $1,550.9 million.
As of May 1, 2014, the Registrant had 51,815,282 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "future," "seek," "may," "should," "would," "will," “will be,” or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I Item 1A of this Annual Report on Form 10-K.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g., “2014”) refers to our fiscal year ended March 31 of that year.

We sell well-recognized, brand name, over-the-counter (“OTC”) healthcare and household cleaning products largely in North America.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage in these categories.  Our ultimate success is dependent on several factors, including our ability to:

•	Develop effective sales, advertising and marketing programs;

•	Integrate acquired brands;

•	Grow our existing product lines;

•	Develop innovative new products;

•	Respond to the technological advances and product introductions of our competitors; and

•	Continue to grow our presence in the United States and international markets.

We engaged in strategic mergers and acquisitions over the last three years as follows:

Pending 2015 Acquisition

Acquisition of Insight Pharmaceuticals

On April 25, 2014, we announced that we had entered into a definitive agreement for the acquisition of Insight Pharmaceuticals Corporation, a marketer and distributor of feminine care and other OTC healthcare products for $750 million in cash. As of the date of this Annual Report on Form 10−K, we have not yet completed the initial accounting for the acquisition, and the acquisition date fair values of the acquired assets and assumed liabilities have not yet been determined. We anticipate closing on this transaction during the first half of this fiscal year, subject to customary closing conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. Financing for the transaction is expected from a combination of cash on the balance sheet, use of the 2012 ABL Revolver, and an add-on to our 2012 Term Loan.

2015 Acquisition

Acquisition of Hydralyte

On April 30, 2014, we completed the acquisition of Hydralyte in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia. As of the date of this Annual Report on Form 10−K, we have not yet completed the initial accounting for the acquisition, and the acquisition date fair values of the acquired assets and assumed liabilities have not yet been determined. Hydralyte is the leading OTC brand in oral rehydration in Australia, and will be marketed and sold through Care Pharmaceuticals. Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and ailments. We funded this acquisition with a combination of cash on the balance sheet and our existing credit facility.

2014 Acquisition

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care Pharma”), which was funded through a combination of our existing senior secured credit facility and cash on hand. The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also carries a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our existing OTC Healthcare portfolio. This acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

2012 Acquisitions

In 2012, we acquired 17 brands, which we believe are key to our growth strategy in the OTC Healthcare category and complementary to our existing OTC Healthcare brands. On January 31, 2012, we completed the acquisition of the first 15 North American OTC Healthcare brands, including the related contracts, trademarks and inventory, from GlaxoSmithKline plc ("GSK") and its affiliates (the “GSK Brands I”) for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC®, Goody's® and Ecotrin® brands of pain relievers; Beano®, Gaviscon®, Phazyme®, Tagamet® and Fiber Choice® gastrointestinal brands; and the Sominex® sleep aid brand. On March 30, 2012, we completed the acquisition of the Debrox® and Gly-Oxide® brands in the United States from GSK (the “GSK Brands II" and together with the GSK Brands I, the "GSK Brands”), including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory and apportionment adjustment. In April 2012, we received the post-closing inventory and apportionment adjustments, attributable to both the GSK Brands I and GSK Brands II, which required us to pay an additional $2.8 million to GSK, and in May 2012, we received a revised post-closing inventory and apportionment adjustment, attributable to the GSK Brands II, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.

2013 Divestiture

In 2013, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 90.0%, 93.0%, and 92.0% of our net revenues for 2014, 2013, and 2012, respectively, during the period the respective brands were owned by us.

Major Brands	Market Position(1)	Market Segment(2)	Market Share(3) (%)	ACV(4) (%)
Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	43.7	92.4
Clear Eyes®	#2	Eye Allergy/Redness Relief	21.0	96.8
Compound W®	#1	Wart Removal	37.2	91.9
Dramamine®	#1	Motion Sickness	40.5	94.4
Efferdent®	#2	Denture Cleanser Tablets	30.7	95.2
Little Remedies®	#7	Pediatric Healthcare	4.2	83.9
Luden's®	#3	Cough Drops	6.5	96.8
PediaCare®	#8	Pediatric Healthcare	3.9	82.9
The Doctor’s® NightGuard®	#2	Bruxism (Teeth Grinding)	25.9	50.3
The Doctor’s® Brushpicks®	#2	Disposable Dental Picks	14.6	55.6
BC®/Goody's®	#1	Analgesic Powders	98.2	70.2
Beano®	#1	Gas Prevention	85.0	85.7
Debrox®	#1	Ear Wax Removal	50.5	90.4
Gaviscon® (5)	#1	Upset Stomach Remedies	16.4	93.0
Dermoplast®	#4	Pain Relief Sprays	16.4	63.8
Murine®	#2	Ear Wax Removal	10.8	37.1
New-Skin®	#1	Liquid Bandages	67.3	84.3
Wartner®	#4	Wart Removal	2.2	8.7
Fiber Choice®	#4	Fiber Laxative Supplements	5.0	75.3
Ecotrin®	#2	Aspirin	3.4	78.0
Fess® (6)	#1	Nasal Saline Spray	64.0	—

Household Cleaning:
Chore Boy®	#2	Soap Free Metal Scrubbers	11.9	13.2
Comet®	#1	Abrasive Tub and Tile Cleaner	37.1	93.3
Spic and Span®	#6	Dilutable All Purpose Cleaner	1.0	49.6

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

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)	“Market share” is based on sales dollars in the United States, as calculated by IRI for the 52 weeks ended March 23, 2014.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by IRI for the 52 weeks ended March 23, 2014.  ACV measures the ratio of the weighted sales volume of stores that sell a particular product to all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand is not as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

(5)
Gaviscon is distributed by us in Canada only and the market information was generated by Nielsen, an independent third party market research firm for the period ending April 5, 2014. Figures represent national, all channel retail sales data in the food, drug, mass merchandise (including Walmart), general merchandise (i.e. Dollarama), and warehouse club stores (Costco). Data reported for warehouse club and general merchandise is calculated based on home scan panel data, and not direct point of sale data.

(6)
The Care Pharma brands includes the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Market information was generated by IMS Australian Proprietary Index, an independent market research firm for the period ending March 31, 2014.

Our products are sold through multiple channels, including mass merchandisers and drug, grocery, dollar, convenience, and club stores, which reduces our exposure to any single distribution channel.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products.  As an example of this philosophy, in 2014 we launched Goody's Headache Relief Shot, Efferdent Fresh Guard and Beano Plus Dairy Defense. In 2013, we launched PediaCare Nighttime Multi-Symptom Cold reliever, Little Remedies Soothing Syrup, Luden's Moisture Drops, Chloraseptic Warming Spray for sore throat, BC Powder in a new cherry flavor and Fiber Choice Fruity Bites fiber gummies. In 2012, we launched four new PediaCare Infant Formula products, Dramamine for Kids, Efferdent Power Clean Crystals, and Efferdent PM over night denture cleanser, among other product introductions. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we outsource the operating elements of these functions to well-established third-party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure, with low overhead, limited working capital requirements, and minimal investment in capital expenditures, as evidenced by the following:

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2014	56.5	8.1	0.5
2013	55.7	8.3	1.6
2012	51.6	12.9	0.1

In 2014, our gross margin percentage was comparable to the prior year with a slight increase of 80 basis points from the prior year. In 2013, our gross margin percentage increased 410 basis points over 2012. The increase in 2013 was due primarily to the brands we acquired from GSK, as such brands have higher gross margins. General and administrative costs, as a percentage of total revenues, decreased 20 basis points in 2014 versus 2013. General and administrative costs, as a percentage of total revenues, decreased 460 basis points in 2013 versus 2012, primarily as a result of costs associated with the acquisition of GSK Brands I in 2012. In 2014, our capital expenditures as a percentage of revenues decreased 110 basis points versus 2013. This decrease was due to higher capital expenditures in 2013 for leasehold improvements associated with our new corporate office lease, as well as higher equipment purchases primarily resulting from the increased personnel and systems requirements associated with the acquisition of the GSK Brands in the prior year.

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

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include targeted coupon programs, media, in-store and digital advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them. Advertising and promotion spend on our top five selling brands was approximately 13.7% of the revenues associated with these brands in 2014. In 2014 and 2013, advertising and promotional spend on the core brands acquired from GSK, which are BC, Goody’s, Beano, Gaviscon and Debrox, was approximately 21.2% and 18.4%, respectively, of the revenues associated with these brands. In 2014, advertising and promotional spend for the newly acquired Care Pharma brands was approximately 20.9% of revenues associated with those brands. Given the competition in our industry, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, we can offer no assurance that we can maintain any increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation. In 2014, we launched Goody's Headache Relief Shot, PediaCare Single Dose Fever Packet, Efferdent Fresh Guard and Beano Plus Dairy Defense. In 2013, we launched PediaCare Nighttime Multi-Symptom Cold reliever, Little Remedies Soothing Syrup, Luden's Moisture Drops, Chloraseptic Warming Spray for sore throat, BC Powder in a new cherry flavor and Fiber Choice Fruity Bites fiber gummies. In 2012, we launched Dramamine for Kids, Efferdent Power Clean Crystals, Efferdent PM, and New Skin Anti-Chafing Spray. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

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

International sales beyond the borders of North America represented 5.4%, 2.7% and 3.5% of revenues in 2014, 2013, and 2012, respectively, and international sales have increased as a result of the acquisition of Care Pharma in 2014.  International sales beyond the borders of North America also grew 93.2% and 10.6% in 2014 and 2013, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues will continue to grow.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we license a large multinational company to market the Comet brand in Eastern Europe.  Since a number of our other brands have previously been sold internationally, we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets. On April 15, 2014, we announced the signing of a purchase agreement for the acquisition of Hydralyte in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia and on April 30, 2014, we completed the acquisition. Hydralyte is the leading OTC brand in oral rehydration in Australia and New Zealand.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition (see "Our History and Accomplishments" below). In 2014, we acquired Care Pharma, including the Fess line of cold/allergy and saline nasal health products. Other key brands acquired from Care Pharma include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also includes a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. In 2012, we acquired 17 OTC Healthcare brands from GSK. In 2011, we acquired five brands from Blacksmith and acquired Dramamine. Prior to these acquisitions, our last acquisition was the Wartner brand of OTC wart treatment products in 2006.  On April 15, 2014, we announced the signing of a purchase agreement for the acquisition of Hydralyte in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia and on April 30, 2014, we completed the acquisition. Hydralyte is the leading OTC brand in oral rehydration in Australia. On April 25, 2014, we announced that we had entered into a definitive agreement for the acquisition of Insight Pharmaceuticals Corporation, a marketer and distributor of feminine care and other OTC healthcare products. We anticipate closing on this transaction during the first half of this fiscal year, subject to regulatory approval. While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our financial condition and operating results could be adversely affected in the event we (i) do not realize all of the anticipated operating synergies and cost savings from acquisitions, (ii) do not successfully integrate acquisitions or (iii) pay too much for these acquisitions. In the past, we utilized various debt offerings to help us acquire certain brands or businesses. For example, in 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better positioned us to pursue the Blacksmith and Dramamine acquisitions and potential future acquisition targets. In 2012, we completed an offering of senior notes, entered into new senior secured term loan and revolving credit facilities and ratably secured our existing senior notes with the new term loan facility. We used the net proceeds from the senior notes offering, together with borrowings under the new senior secured term loan facility, to finance the acquisition of the 17 OTC brands acquired from GSK, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. In 2013, we sold one of the acquired GSK Brands, Phazyme, and used the proceeds to repay debt.

Market Position

During 2014, approximately 72.5% of our net revenues were from brands with a number one or number two market position, compared with approximately 77.0% and 67.0% during 2013 and 2012, respectively.  These brands included Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, The Doctor’s, Murine, New-Skin, Dramamine, Efferdent, BC/Goody's, Beano, Debrox and Gaviscon for each of the periods.

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

In February 2005, we raised $448.0 million through an initial public offering of 28.0 million shares of common stock.  We used the net proceeds of the offering ($416.8 million), plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand, to (i) repay $100.0 million of our existing senior indebtedness, (ii) redeem $84.0 million in aggregate principal amount of our existing 9.25% senior subordinated notes, (iii) repurchase an aggregate of 4.7 million shares of our common stock held by the investment funds affiliated with GTCR and TCW/Crescent Mezzanine, LLC (“TCW/Crescent”) for $30.2 million, and (iv) redeem all outstanding senior preferred units and class B preferred units of one of our subsidiaries for $199.8 million.

In October 2005, we acquired the Chore Boy brand of metal cleaning pads, scrubbing sponges, and non-metal soap pads, which had over 84 years of history in the scouring pad and cleaning accessories categories.

In November 2005, we acquired Dental Concepts LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under The Doctor’s brand.  The brand is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.  Products marketed under The Doctor’s brand include The Doctor’s NightGuard Dental Protector, the first Food and Drug Administration (“FDA”) cleared OTC treatment for bruxism, and The Doctor’s BrushPicks, disposable interdental toothpicks.

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

In March 2010, we refinanced our outstanding long-term indebtedness through entry into a $150.0 million senior term loan facility due April 1, 2016 (the “2010 Senior Term Loan”), and the issuance of $150.0 million in senior notes with an 8.25% interest rate due 2018 ("the 2010 Senior Notes").  Proceeds from the new indebtedness were used to retire our senior term loan facility originally due April 1, 2011 and 9.25% senior subordinated notes originally due April 15, 2012.  Additionally, our new credit agreement included a $30.0 million revolving credit facility due April 1, 2015. The refinancing and new credit facility improved our liquidity, extended maturities, and improved covenant ratios, all of which better positioned us to pursue strategic acquisitions.

On September 1, 2010, we sold certain assets related to the Cutex nail polish remover brand for $4.1 million.

On November 1, 2010, we acquired 100% of the capital stock of Blacksmith for $190.0 million in cash, plus a working capital adjustment of $13.4 million. Additionally, we paid $1.1 million on behalf of Blacksmith for the sellers' transaction costs. As a result of this acquisition, we acquired five OTC brands: Efferdent, Effergrip, PediaCare, Luden's and NasalCrom. In connection with the acquisition of Blacksmith, in November 2010, we (i) executed an Increase Joinder to our existing credit agreement pursuant to which we entered into an incremental term loan in the amount of $115.0 million and increased our revolving credit facility by $10.0 million to $40.0 million; and (ii) issued an additional $100.0 million aggregate principal amount of 2010 Senior Notes. The purchase price for Blacksmith was funded from the incremental term loan and the issuance of the 2010 Senior Notes and cash on hand.

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

On January 31, 2012, in connection with the acquisition of the GSK Brands I, we (i) issued 8.125% senior notes due in 2020 in an aggregate principal amount of $250.0 million (the “2012 Senior Notes”), and (ii) entered into a new senior secured credit facility, which consists of a $660.0 million term loan facility with a seven-year maturity (the “2012 Term Loan”) and a $50.0 million asset-based revolving credit facility with a five-year maturity (the “2012 ABL Revolver”). In September 2012, we utilized a portion of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million. Additionally, in connection with the entry into the new senior secured credit facilities, we repaid the outstanding balance of and terminated our 2010 Senior Term Loan.

On October 31, 2012, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GSK in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

On February 21, 2013, we entered into Amendment No. 1 (the "Amendment") to the 2012 Term Loan. The Amendment provides for the refinancing of all of our existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans original maturity date. In addition, the Amendment provides us with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care Pharma”), which was funded through a combination of our existing senior secured credit facilities and cash on hand. The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also carries a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our existing OTC Healthcare portfolio.

On December 17, 2013, we issued $400.0 million aggregate principal amount of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). We may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. As a result of this issuance, we redeemed $201.7 million of the 2010 Senior Notes in December 2013 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
Products
We conduct our operations through two principal business segments:

•	Over-the-Counter Healthcare; and

•	Household Cleaning.

Over-the-Counter Healthcare Segment

Our portfolio of OTC Healthcare products includes 14 core brands, including five from the GSK Brands acquisitions. Our core OTC brands are: Chloraseptic sore throat remedies, Clear Eyes eye drops, Compound W wart removers, Little Remedies and PediaCare pediatric healthcare products, The Doctor’s brand of oral care products, Efferdent and Effergrip denture products, Luden's drops, Dramamine motion sickness products, BC and Goody's analgesic powders, Beano gas prevention, Gaviscon antacids, and Debrox ear drops. Our other significant brands include Dermoplast first-aid products, Murine eye and ear care products, NasalCrom allergy prevention relief product, New-Skin liquid bandage, Wartner wart removers, Fiber Choice fiber laxative supplements, and Ecotrin aspirin.  In 2014, the OTC Healthcare segment accounted for 85.4% of our net revenues, compared to 86.1% and 78.2% in 2013 and 2012, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment and the number one pharmacist recommended spray. The Chloraseptic brand has an ACV of 92.4% and is number one in Sore Throat Liquids/Lozenges with a 43.7% market share.

Clear Eyes
Clear Eyes, with an ACV of 96.8%, has been marketed as an effective eye care product that helps eliminate redness and helps moisturize the eye.  Clear Eyes is among the leading brands in the OTC personal eye care category.  Clear Eyes is the number two brand in the Eye Allergy/Redness Relief category with 21.0% market share.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced more than 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads for Kids, One Step Pads for Adults and Freeze Off®, a cryogenic-based wart removal system. Compound W is the number one pharmacist recommended wart remover. Additionally, Compound W is the number one wart removal brand in the United States with a 37.2% market share and an ACV of 91.9%.

Dramamine
Dramamine is the number one brand and the number one pharmacist recommended brand in the $76.6 million Motion Sickness category with a 40.5% market share and distribution of over 94.4% ACV. The product line includes the new Dramamine for Kids, and a Less Drowsy formula and Chewable form in addition to the top selling Dramamine original product.

Efferdent and Effergrip
Efferdent Denture Cleanser holds a 30.7% share and the number two position in the $146.4 million Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser segment. In 2012, we introduced Efferdent Power Clean Crystals denture cleanser. In its introductory year, Power Clean Crystals has garnered a 1.9% share of the market and has successfully brought new consumers into the Efferdent franchise. In 2014, we extended the Efferdent franchise into the oral appliance cleanser segment with the introduction of Fresh Guard by Efferdent soak and on-the-go wipes. These products are designed specifically for the cleaning of mouth guards, retainers, removable braces and night guard appliances. Efferdent enjoys distribution of over 95.2% ACV. Effergrip denture adhesive competes in the $300.0 million adhesives category and has a 0.3% share of the market.

Little Remedies
Little Remedies is a full line of pediatric OTC products that contain no alcohol, saccharin, artificial flavors or coloring dyes. The portfolio includes: (i) Little Noses, a product line consisting of an assortment of nasal saline products; (ii) Little Colds, a product line consisting of a multi-symptom cold relief formula, sore throat relief products, a cough relief formula, a decongestant and a combined decongestant plus cough relief formula; and (iii) Little Tummys, a product line consisting of gas relief drops, laxative drops and gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups. Little Remedies holds a 4.2% market share of the competitive Pediatric Healthcare market, and ACV of 83.9%.

Luden's
Luden's throat drops heritage spans more than 130 years. Among the fastest growing brands in the $522.8 million Cough Drops category, Luden's has a 6.5% share of the market and distribution of more than 96.8% ACV. Luden's Wild Cherry is the number one selling item in the Cough Drop category, and a Sugar Free line extension was launched in 2011.

PediaCare
PediaCare is a full line of pediatric OTC products that is 100% dedicated to kids multi-symptom cough, cold and allergy products. In 2011, we launched a comprehensive line of pain relievers and fever reducers for both children and infants in addition to a new 24 Hour Allergy Relief offering. In 2013, we launched improved flavor profiles for the PediaCare pain reliever and fever reducers for children and infants and PediaCare Nighttime Multi-Symptom Cold reliever. All PediaCare products combined have distribution of 82.9% ACV.

The Doctor’s
The Doctor’s is a line of products designed to help consumers maintain good oral hygiene in between dental office visits.  The market is driven primarily by two niche segments: bruxism (nighttime teeth grinding) and interdental cleaning.  The Doctor’s NightGuard dental protector was the first FDA cleared OTC treatment for bruxism. The Doctor's NightGuard currently holds a 25.9% share of the market and the number two position in the Teeth Grinding market. The Doctor's NightGuard also has a distribution of 50.3% ACV.

BC/Goody's
BC and Goody's compete in the $3.0 billion Adult Analgesic category (excluding convenience stores). They are the number one OTC pain relievers in a powder form.   Developed in the Southeast region over 80 years ago, their unique form delivers fast pain relief. The combined brands have a 2.7% share of the Adult Analgesic category nationally according to IRI, but are the number one adult analgesic in Southeast convenience stores according to IRI.  BC is available in Original and Arthritis formulas as well as newly introduced BC Cherry Powder.  Goody's includes Extra Strength, Back & Body, PM and Cool Orange. The introduction of Goody's Headache Relief Shot in 2014 added $1.3 million in sales to the Goody's line.

Beano
Beano commands a 85.0% share and the number one position in the Gas Prevention segment and the number two overall position in the $212.7 million anti-gas category. The product is formulated with a unique digestive enzyme that works naturally with the body to prevent gas symptoms before they start. In 2010, the brand developed a proprietary delivery system and launched Beano Meltaways, a dissolvable tablet that fills the consumer need for a more discreet way to manage the condition. In 2014, the brand developed and launched Beano Plus Dairy Defense, a chewable tablet that adds a second digestive enzyme to help break down lactose.

Debrox
Debrox is the number one brand of OTC ear wax removal aids, with a 50.5% share of the Ear Wax Removal segment, and a 90.4% ACV. The product line consists of two items: an ear wax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing ear wax build up while in the privacy of their homes. Debrox is the number one trusted brand with doctors and pharmacists according to Encuity Research LLC and Pharmacy Times, and is their number one choice for a recommended treatment to their patients with ear wax build up.

Gaviscon
Gaviscon is currently the number one brand in the $144.6 million Canadian Upset Stomach Remedy category with a 16.4% market share. The brand grew 3.8% in 2014, outperforming the category which grew 1.1%. Gaviscon's success is attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to keep stomach acid from backing up into the esophagus.

Dermoplast
Dermoplast is currently the number four brand and the number one pharmacist recommended brand in the $34.1 million Pain Relief Sprays market. Dermoplast is sold to hospitals and institutions in addition to retail stores. The brand holds a 16.4% market share and a distribution of 63.8% ACV.

Murine
Murine is currently the number two brand in the $39.2 million Ear Wax Removal category with a 10.8% market share. The brand has a distribution of 37.1% ACV.

New-Skin
New-Skin holds a 67.3% market share and the number one position in the $19.5 million Liquid Bandages market. New-Skin has a distribution of 84.3% ACV.

Wartner
Wartner is currently the number four brand in the Wart Removal market with a 2.2% market share.

Fiber Choice
Fiber Choice currently holds the number four position in the $411.5 million Fiber Laxative Supplements category with a 5.0% market share. The brand has a distribution of 75.3% ACV. In 2013, the brand developed and launched Fiber Choice Fruity Bites gummy fiber to compete in the rapidly expanding gummies segment of the category.

Ecotrin
Ecotrin is the number one cardiologist recommended aspirin and currently holds the number two position in the $495.8 million Aspirin category with a 3.4% market share. The brand has a distribution of 78.0% ACV.

Fess
In the Australasia market, Fess is currently the number one brand in the Nasal Saline Spray market with a 64.0% market share.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2014, the Household Cleaning segment accounted for 14.6% of our revenues, compared with 13.9% and 21.8% in 2013 and 2012, respectively.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920s.  Over the years, the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  Chore Boy has an 11.9% share of the market and a number two position in the Soap Free Metal Scrubbers market.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized Household Cleaning brands with an ACV of 93.3%.  Comet competes in the Abrasive Tub and Tile Cleaner sub-category of the Household Cleaning category that includes abrasive powders, creams, liquids and non-abrasive sprays.  Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

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

Marketing and Sales

Our marketing strategy is based on the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products, and the execution of support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands with the most impactful, consumer-relevant initiatives, which we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year to year and generally revolve around new product introductions.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers.  We also contract with third-party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience and club stores.  The following table sets forth the percentage of gross sales across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2014	2013	2012
Mass	29.6	32.2	33.2
Food	19.6	19.4	21.1
Drug	23.5	22.7	25.8
Dollar	9.0	9.3	9.4
Convenience	7.3	5.9	2.8
Club	3.0	3.1	2.3
Other	8.0	7.4	5.4

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product lines, we believe that each of these channels is important to our business and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, CVS, Target, and Dollar Tree. During 2014, 2013, and 2012, Walmart accounted for approximately 19.5%, 15.9%, and 18.9%, respectively, of our gross revenues. We expect that for future periods, our top five and ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.

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

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Kmart	Drug	CVS
	Meijer		Rite Aid
	Target		Walgreens
Walmart

Food	Ahold	Dollar	Dollar General
	Kroger		Dollar Tree
	Publix		Family Dollar
Safeway
Supervalu

Convenience	McLane	Club	BJ’s Wholesale Club
	HT Hackney		Costco
	Core Mark		Sam’s Club

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

At March 31, 2014, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 82.4% of our gross sales for 2014, compared to 22 manufacturers with long-term contracts that accounted for approximately 75.3% of our gross sales in 2013.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

At March 31, 2014, suppliers for our key brands included GlaxoSmithKline, Denison Pharmaceuticals, Inc., Aspen Pharmacare, Olds Products Company, Tower Laboratories Ltd., and Contract Pharmaceuticals Corp. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products under these agreements is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments.

Warehousing and Distribution

We receive orders from retailers and/or brokers primarily by electronic data interchange, which automatically enters each order into our computer systems and then routes the order to our distribution center.  The distribution center will, in turn, send a confirmation that the order was received, fill the order and ship the order to the customer, while sending a shipment confirmation to us.  Upon receipt of the shipment confirmation, we send an invoice to the customer.

We manage product distribution in the continental United States primarily through one facility located in St. Louis, which is owned and operated by a third-party provider.  Our warehouse provider provides warehouse services including storage, handling and shipping, as well as transportation services with respect to our full line of products, including (i) complete management services, (ii) claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) automation and freight payment services.

If our warehouse provider abruptly stopped providing warehousing or transportation services to us, our business operations could suffer a temporary disruption while we engage new service providers.  We believe this process could be completed quickly and any resulting temporary disruption would not be likely to have a significant adverse effect on our business, operating results or financial condition.  However, a serious disruption, such as a flood or fire, to our distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time required to reopen or replace our distribution center.  As a result, any such serious or prolonged disruption could have a material adverse effect on our business, financial condition and results from operations.

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

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol®, and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our PediaCare and Little Remedies brands; The Procter & Gamble Company, maker of Vicks®, Reckitt Benckiser, maker of Cepacol®, and Kraft Foods, maker of Halls®, each of which competes with our Chloraseptic and Luden's brands; and The Procter & Gamble Company, maker of Fixodent®, and GlaxoSmithKline, maker of Polident®, each of which competes with our Efferdent brand. Sunstar America, Inc., maker of the GUM® line of oral care products, as well as DenTek® Oral Care, Inc., which markets a dental protector for nighttime teeth grinding and interdental toothpicks, compete with our The Doctor's oral care brand. Top competitors of our acquired GSK Brands categories include: McNeil-PPC (owned by Johnson & Johnson), maker of Tylenol®, Pfizer, maker of Advil®, and Novartis Consumer Healthcare, maker of Excedrin®, each of which competes with our BC, Goody's and Ecotrin brands. The Procter & Gamble Company, maker of Metamucil®, which competes with our Fiber Choice brand; Novartis Consumer Healthcare, maker of Gas X®, which competes with our Beano brand; and GSK, maker of Tums®, which competes with our Gaviscon and Tagamet brands.

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

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price, and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions, and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results would be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of new product introductions and the levels of advertising spending by our competitors could have a material adverse effect on our business, financial condition and results from operations.

Many of the competitors noted above are larger and have substantially greater research and development and financial resources than we do, and may therefore have the ability to spend more aggressively and consistently on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions. See “Competitive Strengths” above for additional information regarding our competitive strengths and Part I, Item 1A “Risk Factors” below for additional information regarding competition in our industry.

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

Certain of our OTC drug products are New Drug Applications (“NDA”) or Abbreviated New Drug Applications (“ANDA”) products and are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

Certain of our OTC Healthcare products are medical devices regulated by the FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, we and our third-party manufacturers must also comply with the FDA’s current Good Manufacturing Practices (“GMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both we and our third-party manufacturers are complying with GMPs.

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

Our Care Pharma business is also regulated by the Therapeutic Goods Administration in Australia and Medsafe in New Zealand.

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

We have licensed to The Procter & Gamble Company the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial segment throughout the world (excluding Russia and specified Eastern European countries) until 2015.  We have also licensed to The Procter & Gamble Company the Comet and Chlorinol brands in Russia and specified Eastern European countries until 2015.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, Wartner and New-Skin.  The level of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products such as Chloraseptic, Little Remedies, Luden's and PediaCare, during the fourth quarter cough/cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 155 full time individuals at March 31, 2014.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders
We define backlog as orders with requested delivery dates prior to March 31, 2014 that were not shipped as of March 31, 2014. We had no backlog orders at March 31, 2014 or 2013.

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

We have adopted a Code of Conduct Policy, Code of Ethics for Senior Financial Employees, Policy and Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters, Corporate Governance Guidelines, Audit Committee Pre-Approval Policy, and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, as well as a Related Persons Transaction Policy and Stock Ownership Guidelines.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for the foregoing documents from us should be made in writing to:

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

The business of selling brand name consumer products in the OTC Healthcare and Household Cleaning categories is highly competitive.  These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions.  Or failure to compete effectively could have a material adverse effect on our financial condition and results from operations.

Certain of our product lines that account for a large percentage of our sales have a smaller market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 21.0% within the Allergy/Redness Relief segment, its top competitor, Visine®, has a market share of 24.5% in the same segment.  In contrast, certain of our brands with number one market positions have a similar market share relative to our competitors.  For example, Compound W has a number one market position of 37.2% of the Wart Removal segment and its top competitor, Dr. Scholl’s®, has a market position of 35.4% in the same category.   See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging also have a significant impact on consumer buying decisions and, as a result, on our sales.  Our sales also are sensitive to the introduction of new products and line extensions.  New product innovations by our competitors or the failure to develop new products or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results from operations. Additionally, the return to the market of previously recalled competitive products could impact our sales. The structure and quality of our sales force, as well as sell-through of our products affect the continued offering of our products, in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, product offerings in retail stores, inventory levels and in-store positioning of our products, our sales and operating results will be adversely affected.

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

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales, and the loss of one or more of these customers could reduce our gross sales and have a material adverse effect on our financial condition and results of operations.

For the three and twelve months ended March 31, 2014, Walmart, which accounted for approximately 18.8% and 19.5%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our gross sales.  We expect that for future periods, our top five and top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on inventory management or otherwise or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results from operations.

In addition, our business is based primarily upon individual sales orders.  We typically do not enter into long-term contracts with our customers.  Accordingly, our customers could cease buying products or reduce the number of items they buy from us at any time and for any reason.  The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us or reduces the number of items purchased.  If a significant number of our smaller customers, or any of our significant customers, elect not to purchase products from us, our financial condition and results from operations could be adversely affected.

We depend on third-party manufacturers to produce the products we sell.  If we are unable to maintain these manufacturing relationships or fail to enter into additional relationships, as necessary, we may be unable to meet customer demand and our sales and profitability could suffer as a result.

All of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner, and such manufacturers may not allocate sufficient capacity to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.   In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, and sales, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use may also increase the cost of the products we purchase which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers.  Increased costs could also have a material adverse effect on our financial condition and results from operations.

At March 31, 2014, we had relationships with 50 third-party manufacturers pertaining to our domestic operations.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 82.4% of our gross sales for 2014, compared to 22 manufacturers with long-term contracts that produced approximately 75.3% of gross sales in 2013.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Price increases for raw materials, labor, energy and transportation costs could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins), packaging component prices and labor, energy and fuel costs could have a significant impact on our financial condition and results from operations.  If we are unable to increase the price for our products or continue to achieve cost savings in a rising cost environment, such cost increases would reduce our gross margins and could have a material adverse effect on our financial condition and results from operations. If we increase the price for our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Achievement of our strategic objectives requires the acquisition, or potentially the disposition, of certain brands or product lines, and these acquisitions and dispositions may not be successful.

The majority of our growth has been driven by acquiring other brands and companies.  At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus.  Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing.  These efforts could divert the attention of our management and key personnel from our business operations.  If we complete acquisitions, we may also experience:

•	Difficulties achieving our expected returns;

•	Difficulties in integrating any acquired companies, suppliers, personnel and products into our existing business;

•	Difficulties in realizing the benefits of the acquired company or products;

•	Higher costs of integration than we anticipated;

•	Exposure to unexpected liabilities of the acquired business;

•	Difficulties in retaining key employees of the acquired business who are necessary to operate the business;

•	Difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•	Adverse customer or stockholder reaction to the acquisition.

As a result, any acquisitions we pursue or complete could adversely impact our financial condition and results from operations.
In addition, any acquisition could adversely affect our operating results as a result of higher interest costs from any acquisition-related debt and higher amortization expenses related to the acquired intangible assets.

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

During 2014, 2013, and 2012, approximately 5.4%, 2.7% and 3.5%, respectively, of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. In addition, on April 30, 2014, we acquired the Hydralyte brand in Australia and New Zealand. Other than in Australia, we generally rely on brokers and distributors for the sale of our products in the foreign countries.  Risks of doing business internationally include:

•	Political instability or declining economic conditions in the countries or regions where we operate that adversely affect sales of our products;

•	Changes in the legislative or regulatory requirements of the countries or regions where we do business;

•	Currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

•
Fluctuating foreign exchange rates that result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third-party manufacturers;

•	Trade restrictions and exchange controls;

•	Inability to protect our intellectual property rights in these markets; and

•	Increased costs of compliance with general business and tax regulations in these countries or regions.

Regulatory matters governing our industry could have a significant negative effect on our sales and operating costs.

In both the United States and in our foreign markets, our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at analogous levels of government in foreign jurisdictions.

The formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold. The FDC Act and FDA regulations require that the manufacturing processes of our third-party manufacturers must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs.  A history of general compliance in the past is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

If we or our third-party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results from operations.  In addition, we could be required to:

•	Suspend manufacturing operations;

•	Modify product formulations or processes;

•	Suspend the sale of products with non-complying specifications; or

•	Change product labeling, packaging, marketing, or advertising or take other corrective action.

The adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or the cessation of product sales and may adversely affect the marketing of our products, of revenues which could have a material adverse effect on our business, financial condition and results from operations.

In addition, we could be required for a variety of reasons to initiate product recalls, which we have recently done on several occasions. Any product recalls could have a material adverse effect on our business, financial condition and results from operations.

In addition, our failure to comply with FTC or any other federal and state regulations, or with similar regulations in foreign markets, that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties, litigation by private parties, or otherwise materially adversely affect the distribution and sale of our products, which could have a material adverse effect on our business, financial condition and results from operations.

Product liability claims and product recalls and related negative publicity could adversely affect our sales and operating results.

From time to time we are subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or include inadequate warnings concerning side effects and interactions with other substances.  Any product liability claims may result in negative publicity that may adversely affect our business, sales and operating results.  Additionally, we may be required to pay for losses or injuries purportedly caused by our products. Also, if one of our products is found to be defective, we may be required to recall it, which we have done on several recent occasions.  Recalls may result in substantial costs and negative publicity, as well as negatively impact inventory levels, which may adversely affect our business, sales and operating results.

We are dependent on consumers’ perception of the safety and quality of our products. Negative consumer perception may arise from product liability claims and product recalls, regardless of whether such claims or recalls involve us or our products. The mere publication of information asserting concerns about the safety of our products or the ingredients used in our products could have a material adverse effect on our business and results from operations. For example, several of our products contain the active ingredient acetaminophen, which is a pain reliever and fever reducer. Products containing acetaminophen have been the subject of recent negative publicity. We believe our products are safe and effective when used in accordance with label directions. However, adverse publicity about acetaminophen or other ingredients used in our products may discourage consumers from buying our products containing those ingredients, which would have an adverse impact on our sales.

In addition, although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our financial condition and results from operations.  In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

In addition, other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace.  Brand dilution could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, which could negatively impact our sales.  In addition, third parties may assert claims against our intellectual property rights, and we may not be able to successfully resolve those claims, which would cause us to lose the right to use the intellectual property subject to those claims.  Such loss could have a material adverse effect on our financial condition and results from operations.  Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights, which could require us to incur substantial fees and expenses and have a material adverse effect on our financial condition and results from operations.

We license certain of our trademarks to third party licensees, who are bound by their respective license agreements to protect our trademarks from infringement and adhere to defined quality requirements.  If a licensee of our trademarks fails to adhere to the contractually defined quality requirements, our business and financial results could be negatively impacted if one of our brands suffers a substantial impairment to its reputation due to real or perceived quality issues.  Further, if a licensee fails to protect one of our licensed trademarks from infringement, we might be required to take action, which could require us to incur substantial fees and expenses.

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

At March 31, 2014, our total indebtedness, including current maturities, is approximately $937.5 million.

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

The terms of the indentures governing the 2012 Senior Notes and the 2013 Senior Notes, and the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2014, we had $95.0 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

Our ability to engage in these types of transactions is generally limited by the terms of the senior credit facility and the indentures governing the senior notes, even if we believe that a specific transaction would positively contribute to our future growth, operating results or profitability.

In addition, our senior credit facility requires us to maintain certain leverage, interest coverage and fixed charge ratios.  Although we believe we can continue to meet and/or maintain the financial covenants contained in our credit agreement, our ability to do so may be affected by events outside our control.  Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility.  Any failure by us to comply with the terms and conditions of the credit agreement and the indentures governing the senior notes could result in an event of default, which may allow our creditors to accelerate our debt and therefore have a material adverse effect on our financial condition.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2014 would have been approximately $937.5 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2014, the book value of our current assets was $177.2 million.  Although the book value of our total assets was $1,795.7 million, approximately $1,585.7 million was in the form of intangible assets, including goodwill of $190.9 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Our business is subject to the risk of, and from time to time in the ordinary course of business we are involved in, litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  Conversely, we may be required to initiate litigation against others to protect the value of our intellectual property and the related goodwill or enforce an agreement or contract that has been breached.  These matters are extremely time consuming and expensive, but may be necessary to protect our assets and realize the benefits of the agreements and contracts that we have negotiated.  As a result, litigation may adversely affect our business, financial condition and results of operations.

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

Our annual and quarterly results from operations may fluctuate significantly because of numerous factors, including:

•	Increases and decreases in quarterly revenues and profitability;

•	The timing of acquisitions or the introduction of new products;

•	The timing of the introduction or return to the market of competitive products and the introduction of store brand products;

•	Adverse regulatory or market events in the United States or in our international markets;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	The discontinuation and return of our products from retailers;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Litigation matters;

•	Increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

We utilize information technology systems to improve the effectiveness of our operations and support our business including systems to support financial reporting and an enterprise resource planning system. During post-production and future enterprise resource planning phases, we could be subject to transaction errors, processing inefficiencies and other business disruptions that could lead to the loss of revenue or inaccuracies in our financial information. The occurrence of these or other challenges could disrupt our information technology systems and adversely affect our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Tarrytown, New York, a suburb of New York City.  Primary functions performed at the Tarrytown facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  We believe our Tarrytown facility is adequate for these functions, and the lease expires on March 31, 2018.  We also have an administrative center in Jackson, Wyoming, which we also believe is adequate for our needs there.  Primary functions performed at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2014; however, we have the option to renew the lease on an annual basis. All of our facilities serve the OTC Healthcare and Household Cleaning segments.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low sales prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through April 30, 2014 are as follows:

	High	Low
Year Ending March 31, 2015
April 1, 2014 - April 30, 2014	$33.53	$25.94

Year Ended March 31, 2014
Quarter Ended:
June 30, 2013	$35.21	$25.51
September 30, 2013	35.98	29.02
December 31, 2013	36.69	29.34
March 31, 2014	36.02	24.94

Year Ended March 31, 2013
Quarter Ended:
June 30, 2012	$17.84	$12.50
September 30, 2012	17.16	15.05
December 31, 2012	21.92	16.30
March 31, 2013	26.35	19.48

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by us during the years ended March 31, 2014, 2013, or 2012 that were not registered under the Securities Act.

There were no purchases of shares of our common stock made during the quarter ended March 31, 2014, by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of April 30, 2014, there were 29 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

Common Stock
We have not in the past paid, and do not expect for the foreseeable future to pay, cash dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, or to pay down our outstanding indebtedness.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other factors, our results from operations, financial condition, capital requirements and contractual restrictions limiting our ability to declare and pay cash dividends, including restrictions under our 2012 Term Loan and the indentures governing our senior notes, and any other considerations our Board of Directors deems relevant.

Adjustments to Executive Compensation

In May 2014, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the following extraordinary equity grants under the Company’s 2005 Long-Term Equity Incentive Plan for outstanding performance: (i) Mr. Parkinson, 10,000 restricted stock units, (ii) Mr. Lombardi, 5,000 restricted stock units, and (iii) Mr. Cowley, 3,000 restricted stock units, all of which will vest in three approximately equal annual installments beginning on the first anniversary of the date of the grant.
Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2009, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2009.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The peer group index was established in 2013 by the Company in connection with research regarding improvements to our executive compensation program in light of the significant recent growth of the Company.  Based on the Company’s use of the peer group for executive compensation benchmarking purposes, we believe the peer group should be included in the Performance Graph.

COMPARISON OF CUMULATIVE TOTAL RETURN
Prestige Brands Holdings, Inc.
Peer Group Index
Russell 2000 Index
S&P Smallcap 600 Index
$600
$500
$400
$300
$200
$100
$0
2009
2010
2011
2012
2013
2014
ASSUMES $100 INVESTED ON MAR. 31, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2014

	March 31,
Company/Market/Peer Group	2009	2010	2011	2012	2013	2014
Prestige Brands Holdings, Inc.	$100.00	$173.75	$222.01	$337.45	$495.95	$526.06
Russell 2000 Index	100.00	162.64	204.59	204.21	237.58	296.73
S&P SmallCap 600 Index	100.00	164.00	205.43	215.76	250.59	320.28
Peer Group Index (1)	100.00	170.53	216.59	246.65	310.31	453.19

(1)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The peer group index was constructed in 2013 in connection with the Company’s analysis of its executive compensation program in light of the Company's significant recent growth. The peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Hi Tech Pharmacal Co. Inc., (iv) Helen of Troy, Ltd., (v) Inter Parfums, Inc., (vi) Lifetime Brands, Inc., (vii) Maidenform Brands, Inc., (viii) Blyth Inc., (ix) Elizabeth Arden Inc., (x) WD-40 Company, and (xi) Zep, Inc., (xii) Libbey Inc., (xiii) Seneca Foods Corp., (xiv) Par Pharmaceutical Companies Inc., (xv) Snyders-Lance Inc., (xvi) Lancaster Colony Corp.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.

(In thousands, except per share data)	Year Ended March 31,
	2014	2013	2012	2011	2010
Income Statement Data
Total revenues	$601,881	$623,597	$441,085	$336,510	$292,602
Cost of sales (1)	261,830	276,381	213,701	165,632	139,158
Gross profit	340,051	347,216	227,384	170,878	153,444
Advertising and promotion	89,468	90,630	57,127	42,897	30,923
General and administrative (2)	48,481	51,467	56,700	41,960	34,195
Depreciation and amortization	13,486	13,235	10,734	9,876	10,001
Interest expense, net	68,582	84,407	41,320	27,317	22,935
Gain on settlement	—	—	(5,063)	—	—
Loss on extinguishment of debt	18,286	1,443	5,409	300	2,656
Income from continuing operations before income taxes	101,748	106,034	61,157	48,528	52,734
Provision for income taxes	29,133	40,529	23,945	19,349	20,664
Income from continuing operations	72,615	65,505	37,212	29,179	32,070

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	—	—	—	591	(112)
(Loss) gain on sale of discontinued operations, net of income tax	—	—	—	(550)	157
Net income available to common stockholders	$72,615	$65,505	$37,212	$29,220	$32,115

Basic earnings per share:
Income from continuing operations	$1.41	$1.29	$0.74	$0.58	$0.64
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—	—
Net income	$1.41	$1.29	$0.74	$0.58	$0.64
Diluted earnings per share:
Income from continuing operations	$1.39	$1.27	$0.73	$0.58	$0.64
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—	—
Net income	$1.39	$1.27	$0.73	$0.58	$0.64

Weighted average shares outstanding:
Basic	51,641	50,633	50,270	50,081	50,013
Diluted	52,349	51,440	50,748	50,338	50,085

Other comprehensive income (loss)	843	(91)	(13)	—	1,334
Comprehensive income	$73,458	$65,414	$37,199	$29,220	$33,449

	Year Ended March 31,
Other Financial Data	2014	2013	2012	2011	2010
Capital expenditures	$2,764	$10,268	$606	$655	$673
Cash provided by (used in):
Operating activities	111,582	137,605	67,452	86,670	59,427
Investing activities	(57,976)	11,221	(662,206)	(275,680)	7,320
Financing activities	(41,153)	(152,117)	600,434	161,247	(60,831)

	March 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Cash and cash equivalents	$28,331	$15,670	$19,015	$13,334	$41,097
Total assets	1,795,663	1,739,799	1,758,276	1,056,918	791,412
Total long-term debt, including current maturities	937,500	978,000	1,135,000	492,000	328,087
Stockholders’ equity	563,360	477,943	402,728	361,832	329,059

(1)
For 2014, 2012 and 2011, cost of sales included $0.6 million, $1.8 million and $7.3 million, respectively, of charges related to the step-up of inventory associated with acquisitions. 2013 included $6.1 million of transaction costs associated with acquisitions.

(2)
General and administrative expense included $1.1 million of costs related to acquisitions for 2014, $13.8 million of costs related to the GSK Brands acquisition and $1.7 million of unsolicited offer defense costs in 2012, and $7.7 million of costs related to the acquisitions of Blacksmith and Dramamine in 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties that could cause actual results to differ materially from those implied or described by the forward-looking statements.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as those described in future reports filed with the SEC.

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

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the July 1, 2013 acquisition date.

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable	1,658
Inventories	2,465
Deferred income tax assets	283
Prepaids and other current assets	647
Property, plant and equipment	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,386

Accounts payable	1,537
Accrued expenses	2,788
Other long term liabilities	300
Total liabilities assumed	4,625

Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at March 31, 2014 was 14.5 years.

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

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the GSK Brands I, including the related contracts, trademarks, and inventory for $615.0 million in cash. The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand.

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the Debrox and Gly-Oxide brands in the United States, including the related contracts, trademarks and inventory, for $45.0 million in cash.

Both the GSK Brands I and GSK Brands II are complementary to our existing OTC healthcare portfolio.

These acquisitions were also accounted for in accordance with the Business Combinations topic of the FASB ASC 805.

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

Concurrent with the closing of the GSK Brands I transaction, we entered into a Transitional Services Agreement with GSK (the “TSA”), whereby GSK provided us with various services including marketing, operations, finance and other services from the GSK Brands I acquisition date through June 30, 2012, with additional finance support through August 31, 2012. As part of the TSA, GSK, among other things, shipped products, invoiced customers, collected from customers and paid certain vendors on our behalf. Our initial costs under the TSA were approximately $2.5 million per month for the length of the agreement and were reduced during the service period as we removed certain services and transitioned those processes to us. We incurred $6.9 million in TSA costs for the year ended March 31, 2013. Pursuant to the TSA, we received on a monthly basis the amount owed to us for revenues and expenses, net of GSK's TSA fees and inventory that GSK purchased on our behalf.

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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at March 31, 2014 was 17.0 years.

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

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services including marketing, operations, finance and other services from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. The buyer elected to extend the Canadian portion of the TSA services on a month to month basis and terminated the support on October 31, 2013.

The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates. The most critical accounting policies are as follows:

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered. At the completion of the promotional program, these estimated amounts are adjusted to actual amounts. Our related promotional expense for 2014, 2013, and 2012 was $33.4 million, $35.6 million, and $32.2 million, respectively. In 2014, 2013, and 2012 we participated in over 10,000, 9,000, and 7,000 promotional campaigns, respectively. Of those campaigns, approximately 1,700, 1,400, and 1,000 payments were in excess of $5,000 in 2014, 2013, and 2012, respectively. For all three years, the average cost per campaign was less than $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for each of 2014, 2013, and 2012, our operating income would have been reduced by approximately $3.3 million, $3.6 million, and $3.2 million, respectively. Net income would have been adversely affected by approximately $2.1 million, $2.2 million, and $1.9 million, respectively.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2014, we had 225 coupon events.  The amount recorded against revenues and accrued for these events during the year was $5.6 million. Cash settlement of coupon redemptions during the year was $3.8 million.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2014, 2013 and 2012, returns represented 2.2%, 2.9% and 2.9%, respectively, of gross sales.  At March 31, 2014 and 2013, the allowance for sales returns was $7.0 million and $6.4 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.2% to 2.9% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2014 by approximately $0.7 million.  Net income would have been reduced by approximately $0.4 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2014, 2013, and 2012 were $2.5 million, $3.2 million and $3.3 million, respectively, or 0.1%, 0.5% and 0.8%, respectively, of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.6% and 1.0% of accounts receivable at March 31, 2014 and 2013, respectively.  Bad debt expense in each of the years 2014, 2013, and 2012 was $0.1 million, $0.3 million, $0.2 million, respectively, representing less than 0.1% of net sales for each of 2014, 2013, and 2012.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales in 2014 would have resulted in a decrease of less than $0.1 million in reported operating income and reported net income.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,585.7 million and $1,540.8 million at March 31, 2014 and 2013, respectively.  At March 31, 2014 and 2013, goodwill and intangible assets were apportioned among similar product groups within our two operating segments as follows:

	March 31, 2014			March 31, 2013
	Over-the- Counter Healthcare	Household Cleaning	Consolidated	Over-the- Counter Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$183,522	$7,389	$190,911	$160,157	$7,389	$167,546

Intangible assets, net
Indefinite-lived:
Analgesics	343,620	—	343,620	341,123	—	341,123
Cough & Cold	208,673	—	208,673	185,453	—	185,453
Gastrointestinal	216,044	—	216,044	213,639	—	213,639
Eye & Ear Care	172,318	—	172,318	172,318	—	172,318
Dermatologicals	149,927	—	149,927	149,927	—	149,927
Oral Care	61,438	—	61,438	61,438	—	61,438
Other OTC	2,038	—	2,038	—	—	—
Household Cleaning	—	119,820	119,820	—	119,820	119,820
Total indefinite-lived intangible assets, net	1,154,058	119,820	1,273,878	1,123,898	119,820	1,243,718

Finite-lived:
Analgesics	4,111	—	4,111	4,341	—	4,341
Cough & Cold	21,463	—	21,463	22,527	—	22,527
Gastrointestinal	12,411	—	12,411	12,805	—	12,805
Eye & Ear Care	8,038	—	8,038	8,573	—	8,573
Dermatologicals	5,479	—	5,479	6,321	—	6,321
Oral Care	17,198	—	17,198	18,551	—	18,551
Other OTC	26,072	—	26,072	28,493	—	28,493
Household Cleaning	—	26,167	26,167	—	27,911	27,911
Total finite-lived intangible assets, net	94,772	26,167	120,939	101,611	27,911	129,522

Total intangible assets, net	1,248,830	145,987	1,394,817	1,225,509	147,731	1,373,240

Total goodwill and intangible assets, net	$1,432,352	$153,376	$1,585,728	$1,385,666	$155,120	$1,540,786

The increase in goodwill of $23.4 million for 2014 was primarily due to the acquisition of Care Pharma, which increased goodwill $23.1 million and the effects of foreign currency of $0.3 million. The increase in the indefinite-lived intangible assets of $30.2 million for 2014 was due to the acquisition of Care Pharma, which increased indefinite-lived intangible assets by $29.8 million, and and the effects of foreign currency of $0.3 million. The decrease in the finite-lived intangible assets of $8.6 million for 2014 was primarily due to amortization of $10.3 million, partially offset by the additions related to Care Pharma of $1.7 million.

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
Recent sales results present a snapshot as to how the brand has performed in the most recent time periods and represent another factor in the determination of brand value.  In addition, projected sales growth provides information about the strength and potential longevity of the brand.  A brand that has both strong current and projected sales generally warrants a higher valuation and a longer life than a brand that has weak or declining sales.  Similarly, consideration is given to the potential investment, in the form of advertising and promotion, required to reinvigorate a brand that has fallen from favor.

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

We report goodwill and indefinite-lived intangible assets in two operating segments: OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280-10, which is at the brand level, and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013 and 2012.  Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

Goodwill
As of March 31, 2014, we had 20 reporting units with goodwill, including six reporting units resulting from the acquisition of the GSK Brands, and five reporting units resulting from the acquisition of the Care Pharma brands. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values.  In performing this analysis, management considers the same types of information as listed below in regard to finite-lived intangible assets. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.  In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill.

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

Impairment Analysis
We utilize the discounted cash flow method to estimate the fair value of our indefinite-lived intangible assets and goodwill and the undiscounted cash flow method to estimate the fair value of our finite-lived intangible assets.  This methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge in 2014.

Based on our analysis, the aggregate fair value exceeded the carrying value by 53.1%. One individual reporting unit's fair value exceeded its carrying value by less than 10.0%. The reporting unit's associated carrying value of goodwill and intangible assets amounted to $0.8 million at March 31, 2014. Additionally, certain brands, including certain of our household brands, have experienced recent revenue declines. While the fair value of these reporting units exceeds the carrying value by more than 10.0%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $5.1 million, $3.8 million and $3.1 million during 2014, 2013, and 2012, respectively.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $2.6 million during 2015.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments in this update must be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available to use or the tax law of the applicable jurisdiction does not require the entity to use and the company does not intend to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments must be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 15, Accumulated Other Comprehensive Income (Loss), to our Consolidated Financial Statements for required disclosure.

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

Results of Operations

2014 compared to 2013

Revenues	2014	%	2013	%	Increase (Decrease)%
Analgesics	$110,604	18.4	$108,144	17.3	$2,460	2.3
Cough & Cold	115,241	19.1	126,974	20.3	(11,733)	(9.2)
Gastrointestinal	83,971	14.0	97,940	15.7	(13,969)	(14.3)
Eye & Ear Care	86,390	14.4	86,380	13.9	10	—
Dermatologicals	52,363	8.7	52,401	8.4	(38)	(0.1)
Oral Care	48,774	8.1	49,617	8.0	(843)	(1.7)
Other OTC	16,504	2.7	15,475	2.4	1,029	6.6
Total OTC Healthcare Revenues	513,847	85.4	536,931	86.1	(23,084)	(4.3)
Household Cleaning	88,034	14.6	86,666	13.9	1,368	1.6
Consolidated Revenues	$601,881	100.0	$623,597	100.0	$(21,716)	(3.5)

Revenues for 2014 were $601.9 million, a decrease of $21.7 million, or 3.5%, versus 2013.  The decrease in revenue reflects the effects of increased competition from the introduction of new brands or brands that had previously been recalled, a weak cough and cold season, and the impact of the divestiture of Phazyme, which was offset partly by the acquisition of the Care Pharma products and the launch of new analgesics products. Revenues for the Household Cleaning segment increased 1.6% during 2014 versus 2013.  Revenues from customers outside of North America, which represented 5.4% of total revenues in 2014, increased by $15.8 million, or 93.2%, during 2014 versus 2013.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment decreased $23.1 million, or 4.3%, during 2014 versus 2013. This decrease was primarily caused by declines in the gastrointestinal and cough and cold groups, offset partly by increased revenues in the analgesic and other OTC groups. Revenues for the gastrointestinal group declined primarily due to decreased revenues for both the Beano and Gaviscon brands as well as the effects of the divestiture of Phazyme. Beano revenues declined due to consumer shifts to probiotics and the expansion of private label products in the mass channel. Gaviscon was impacted by supply chain issues incurred during 2014 which caused a shift in the timing of sales due to limited supply availability. The decrease in the cough and cold product group was due primarily to the decrease in revenues for the PediaCare, Little Remedies, and Chloraseptic brands, resulting from increased competition from products that had previously been recalled and a weak cough and cold season. These decreases were offset partly by the inclusion of the Fess line of cold/allergy and saline nasal health products. The increased revenue in the analgesic product group reflected new product launches for the BC and Goody's brands and the inclusion of the Painstop brand, one of the acquired Care Pharma products. These increases were partially offset by a decline in the Ecotrin brand, resulting from increased competition. The increased revenues in the other OTC group was the result of the inclusion of other acquired Care Pharma brands.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased $1.4 million, or 1.6%, during 2014 versus 2013 primarily due to increases in the Comet brand attributable to increased sales volumes.

Cost of Sales	2014	%	2013	%	Increase (Decrease)%
OTC Healthcare	$197,442	38.4	$211,654	39.4	$(14,212)	(6.7)
Household Cleaning	64,388	73.1	64,727	74.7	(339)	(0.5)
	$261,830	43.5	$276,381	44.3	$(14,551)	(5.3)

Cost of sales decreased $14.6 million, or 5.3%, during 2014 versus 2013. As a percent of total revenue, cost of sales decreased from 44.3% in 2013 to 43.5% in 2014. The decrease in cost of sales as a percent of revenues was primarily due to reductions in product costs, attributed to sourcing activities and a favorable product mix relative to the acquired Care Pharma brands, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment decreased $14.2 million, or 6.7%, during 2014 versus 2013.  As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 39.4% during 2013 to 38.4% during 2014. The decrease in cost of sales as a percent of revenues was primarily due to reductions in product costs, attributed to sourcing activities and a favorable product mix relative to the acquired Care Pharma brands, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.3 million, or 0.5%, during 2014 versus 2013.  As a percentage of Household Cleaning revenues, cost of sales decreased from 74.7% during 2013 to 73.1% during 2014. The decrease in the cost of sales percentage was the result of lower promotional spending which resulted in a greater net revenue relative to product cost.

Gross Profit	2014	%	2013	%	Increase (Decrease)%
OTC Healthcare	$316,405	61.6	$325,277	60.6	$(8,872)	(2.7)
Household Cleaning	23,646	26.9	21,939	25.3	1,707	7.8
	$340,051	56.5	$347,216	55.7	$(7,165)	(2.1)

Gross profit during 2014 decreased $7.2 million, or 2.1%, versus 2013. As a percentage of total revenues, gross profit increased from 55.7% in 2013 to 56.5% in 2014. Gross profit as a percentage of revenue increased due to lower promotional spending, resulting in a higher net revenue relative to product cost. The increase was also attributable to reductions in product costs due to sourcing activities and a favorable product mix relative to the acquired Care Pharma brands, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment decreased $8.9 million, or 2.7%, during 2014 versus 2013.  As a percentage of revenues, gross profit in the OTC Healthcare segment increased from 60.6% during 2013 to 61.6% during 2014. The increase in gross profit percentage reflects the lower product costs and mix impact for Care Pharma detailed in the cost of sales discussion above.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $1.7 million, or 7.8%, during 2014 versus 2013.  As a percentage of Household Cleaning revenues, gross profit increased from 25.3% during 2013 to 26.9% during 2014. The increase in gross profit percentage was the result of lower promotional spending, which resulted in higher net revenue relative to product cost.

Contribution Margin	2014	%	2013	%	Increase (Decrease)%
OTC Healthcare	$229,827	44.7	$240,740	44.8	$(10,913)	(4.5)
Household Cleaning	20,756	23.6	15,846	18.3	4,910	31.0
	$250,583	41.6	$256,586	41.1	$(6,003)	(2.3)

Contribution margin, a non-GAAP financial measure, is defined as gross profit less advertising and promotional expenses, and is discussed further in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K. Contribution margin for 2014 decreased $6.0 million, or 2.3%, versus 2013. The contribution margin decrease was primarily the result of lower sales volumes, partially offset by lower advertising and promotional spending and the lower costs of sales discussed above.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment decreased $10.9 million, or 4.5%, during 2014 versus 2013.  The contribution margin decrease was the result of lower sales volumes, the divestiture of Phazyme, higher advertising and promotional spending, partially offset by the lower cost of sales discussed above. Advertising and promotional spending for the OTC Healthcare segment increased by $2.0 million, or 2.4% due primarily to the Care Pharma acquisition and Goody's and Fiber Choice new product launches, partially offset by reductions in cough and cold and oral care brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $4.9 million, or 31.0%, during 2014 versus 2013. The contribution margin increase was the result of the increased gross profit as a percentage of revenues and lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $48.5 million for 2014 versus $51.5 million for 2013. The decrease in general and administrative expenses was due primarily to TSA fees of $4.1 million associated with the GSK Brands acquisition, warehouse relocation fees of $0.7 million, and lease termination costs of $1.1 million incurred in 2013. These costs were offset by increased ERP implementation costs of $1.0 million, acquisition-related costs of $1.0 million incurred in 2014 for Care Pharma, and increased share-based compensation costs of $1.4 million for 2014.

Depreciation and Amortization
Depreciation and amortization expense was $13.5 million for 2014 versus $13.2 million for 2013. The increase in depreciation and amortization expense was due to the implementation of the new ERP system.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2014 and 2013, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2014 or 2013. However, one unit whose fair value exceeded their carrying value by 10.0% or less included goodwill and intangible assets amounting to $0.8 million.

Interest Expense
Net interest expense was $68.6 million during 2014 versus $84.4 million during 2013.  The decrease in interest expense was primarily the result of a lower level of indebtedness attributed to payments made to the 2012 Term Loan and a lower amount of borrowings against the 2012 ABL Revolver in 2014, as well as the acceleration of the amortization of the debt in 2013 associated with our 2012 Term Loan due to significant payments made during that fiscal year.  The average interest rate decreased to 7.0% for 2014 versus 7.9% for 2013. This decrease is attributed to the issuance of the 2013 Senior Notes and the redemption of the 2010 Senior Notes in 2014, as the interest rate for the 2013 Senior Notes is 5.375% versus the interest rate of 8.25% attributed to the 2010 Senior Notes, as well as the accelerated portion of the deferred financing costs and debt discount incurred in 2013. The average indebtedness outstanding decreased to $976.7 million during 2014 from $1,065.0 million during 2013. The decrease in the average indebtedness outstanding is due to payments made to the 2012 Term Loan, lower borrowings against the 2012 ABL Revolver, as well as the redemption of the 2010 Senior Notes in December 2013, which was offset by entering into the 2013 Senior Notes.

Loss on Extinguishment of Debt
On December 17, 2013, we offered to redeem the 2010 Senior Notes at a premium of 6.33%, of which $201.7 million were redeemed on such date. The remaining $48.3 million were redeemed on January 16, 2014. As a result, during the quarter ended December 31, 2013, we recorded a $15.0 million loss on the early extinguishment of debt relating to the $201.7 million 2010 Senior Notes redeemed and recorded an additional loss of $3.3 million on the remaining $48.3 million tendered on January 16, 2014. The $18.3 million loss consists of premium payments of $15.5 million, write-off of deferred financing costs of $2.2 million, and write-off of debt discount of $0.6 million.

Income Taxes
The provision for income taxes during 2014 was $29.1 million versus $40.5 million in 2013.  The effective tax rate on income before income taxes was 28.6% during 2014 versus 38.2% during 2013. The 2014 tax rate reflects the impact of non-deductible compensation of $1.0 million and a non-cash benefit of $8.9 million to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent change in state law where we have our major distribution center that taxes earnings attributed to in-state revenues only.  The 2013 tax rate reflects the impact of non-deductible compensation of $1.7 million and a non-cash benefit of $1.7 million for expected lower future state taxes.

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

Revenues for 2013 were $623.6 million, an increase of $182.5 million, or 41.4%, versus 2012.  Revenues for 2013 increased versus the prior year primarily due to the impact of the acquisition of the 17 GSK Brands in the fourth quarter of 2012, which increased 2013 revenues by $180.8 million by adding $211.2 million in 2013 to our OTC Healthcare segment revenues versus $30.4 million in 2012. Revenues for the Household Cleaning segment declined 9.8% during 2013 versus 2012. Revenues from customers outside of North America, which represented 2.7% of total revenues in 2013, increased by $1.6 million, or 10.6%, during 2013 versus 2012.

OTC Healthcare Segment
Revenues for the OTC Healthcare segment increased $191.9 million, or 55.6%, during 2013 versus 2012. The GSK Brands added $180.8 million over 2012, while our legacy OTC Healthcare brands contributed to the remainder of the net revenue increase. Revenue increases for Chloraseptic, Little Remedies, PediaCare, Dramamine, and Efferdent products were partially offset by revenue decreases in our other OTC Healthcare brands. We believe our core OTC Healthcare brands have continued to benefit from increased advertising and promotional investment, which has translated into organic sales growth.

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

Cost of sales increased $62.7 million, or 29.3%, during 2013 versus 2012. As a percentage of total revenue, cost of sales decreased from 48.4% in 2012 to 44.3% in 2013. The decrease in cost of sales as a percent of revenues was primarily due to the lower cost of sales associated with the GSK Brands and the change in product mix associated with the acquired GSK Brands. This decrease was partially offset by the higher cost of sales percentage for the Household Cleaning products.

OTC Healthcare Segment
Cost of sales for the OTC Healthcare segment increased $68.5 million, or 47.9%, during 2013 versus 2012. As a percentage of OTC Healthcare revenues, cost of sales in the OTC Healthcare segment decreased from 41.5% during 2012 to 39.4% during 2013. The reduction in cost of sales as a percentage of OTC Healthcare revenues is primarily attributable to the acquired GSK Brands, which have lower cost of sales.

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

Gross profit during 2013 increased $119.8 million, or 52.7%, versus 2012. As a percentage of total revenues, gross profit increased from 51.6% in 2012 to 55.7% in 2013. The higher gross profit was primarily the result of the acquired GSK Brands, which increased gross profit by $113.9 million over 2012, partially offset by decreases in gross profit from our Household Cleaning segment, primarily Comet. The increase in gross profit as a percentage of revenues was primarily due to the higher gross profit recognized as a result of the larger percentage of overall sales of OTC Healthcare products, which provide a higher gross profit margin than the Household Cleaning products.

OTC Healthcare Segment
Gross profit for the OTC Healthcare segment increased $123.4 million, or 61.1%, during 2013 versus 2012. As a percentage of revenues, gross profit in the OTC Healthcare segment increased from 58.5% during 2012 to 60.6% during 2013. The increase in gross profit percentage was primarily the result of higher margins on the GSK Brands we acquired. The full year impact of the acquired GSK Brands contributed $113.9 million to gross profit in 2013 over 2012.

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
Contribution margin, a non-GAAP financial measure, is defined as gross profit less advertising and promotional expenses, and is discussed further in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K. Contribution margin for 2013 increased $86.3 million, or 50.7%, versus 2012. The contribution margin increase was primarily the result of the higher gross profit previously discussed, partially, offset by higher advertising and promotional spending in the OTC Healthcare segment. The acquired GSK Brands added $88.4 million to total contribution margin over 2012.

OTC Healthcare Segment
Contribution margin for the OTC Healthcare segment increased $90.8 million, or 60.5%, during 2013 versus 2012. The contribution margin increase was the result of the increase in gross profit of the OTC Healthcare segment as previously discussed, partially offset by a $32.6 million, or 62.9%, increase in advertising and promotional spending, of which $25.5 million related to the GSK Brands. The GSK Brands added $88.4 million over 2012 to the contribution margin of the OTC Healthcare segment.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $4.5 million, or 21.9%, during 2013 versus 2012. The contribution margin decrease was the result of the decrease in gross profit of the Household Cleaning segment as previously discussed, and an increase in advertising and promotional spending for the Comet brand.

General and Administrative
General and administrative expenses were $51.5 million for 2013 versus $56.7 million for 2012. The decrease in general and administrative expenses was due primarily to higher acquisition costs in 2012 related to the acquisition of the GSK Brands of

$13.8 million and higher professional fees incurred in 2012 of $1.2 million incurred. These costs were partially offset by $5.2 million of higher compensation costs associated with increased personnel, a lease termination charge of $1.0 million associated with our office relocation, $0.8 million of excess TSA costs associated with the GSK Brands acquisition, higher product regulatory and insurance charges of $0.7 million, warehouse relocation costs of $0.7 million and higher business development and consulting costs of $0.5 million incurred in 2013.

Depreciation and Amortization
Depreciation and amortization expense was $13.2 million for 2013 versus $10.7 million for 2012. The increase in expense was primarily attributable to the amortization of the trademarks acquired related to the GSK Brands and to the new assets placed into service associated with our new office facility in New York.

Impairment of Intangible Assets and Goodwill
During the fourth quarters of 2013 and 2012, we performed our annual impairment analysis of intangible assets and goodwill. No impairment charges were recorded in 2013 or 2012. However, reporting units whose fair value exceeded their carrying value by 5.4% or less included goodwill and intangible assets amounting to $66.4 million.

Interest Expense
Net interest expense was $84.4 million during 2013 versus $41.3 million during 2012. The increase in interest expense was primarily the result of a higher level of indebtedness incurred as a result of the acquisition of the GSK Brands and the acceleration of a portion of our deferred financing costs and debt discount on our 2012 Term Loan. During the year ended March 31, 2013, we made significant payments toward our outstanding indebtedness under our 2012 Term Loan. As such, we accelerated the amortization of a portion of the deferred financing costs and the debt discount related to the 2012 Term Loan in the amount of $5.1 million and $2.6 million, respectively. The average costs of funds increased to 7.9% for 2013 versus 6.7% for 2012. This increase was attributed to the accelerated portion of the deferred financing costs and debt discount. The average indebtedness outstanding increased from $621.1 million during 2012 to $1,065.0 million during 2013. The increase in the average indebtedness outstanding was the result of additional borrowings related to the acquisition of the GSK Brands in January 2012.

Loss on Extinguishment of Debt
In February 2013, we refinanced our 2012 Term Loan as a result of the entry into a new amendment as described in Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. In connection with the refinancing, we recognized a $1.4 million loss on the extinguishment of debt for 2013.

Income Taxes
The provision for income taxes during 2013 was $40.5 million versus $23.9 million in 2012. The effective tax rate on pretax income was 38.2% during 2013 versus 39.2% during 2012. The 2013 tax rate reflects the impact of non-deductible compensation of $1.7 million and a non-cash benefit of $1.7 million for expected lower future state taxes. The 2012 tax rate reflects the impact of non-deductible compensation of $1.3 million and a non-cash benefit of $1.2 million for expected lower future state taxes.

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

We entered into a 5.5 year lease for a new office facility in New York, which began on October 15, 2012. The New York office lease provides for a six month rent deferral with monthly rent payments that began in May 2013 of approximately $78,000 and escalate to approximately $87,000 in the last two years of the lease.

On March 24, 2010, we issued $150.0 million of 2010 Senior Notes. In November 2010, we issued an additional $100.0 million of 2010 Senior Notes and borrowed an additional $115.0 million term loan under our then existing credit facility ("the 2010 Credit Facility").

On January 31, 2012, we issued $250.0 million of 2012 Senior Notes and also entered into a senior secured credit facility, which consists of (i) the 2012 Term Loan with a seven-year maturity and (ii) 2012 ABL Revolver. In September 2012, we utilized a portion of the accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $25.0 million to $75.0 million, and in June 2013, we further increased the amount of our borrowing capacity under the 2012 ABL Revolver by $20.0 million to $95.0 million and reduced our borrowing rate by 0.25%. We used the net proceeds from the 2012 Senior Notes offering, together with the borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay amounts borrowed under the 2010 Credit Facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

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
On December 17, 2013, we issued $400.0 million of 2013 Senior Notes. We may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc. As a result of this issuance, we redeemed $201.7 million of the 2010 Senior Notes in December 2013 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.

	Year Ended March 31,
(In thousands)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$111,582	$137,605	$67,452
Investing activities	(57,976)	11,221	(662,206)
Financing activities	(41,153)	(152,117)	600,434

2014 compared to 2013
Operating Activities
Net cash provided by operating activities was $111.6 million for 2014 compared to $137.6 million for 2013.  The $26.0 million decrease in net cash provided by operating activities was primarily due to a decrease in working capital of $24.5 million and a decrease in non-cash charges of $8.6 million, offset partly by an increase in net income of $7.1 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased in 2014 compared to 2013 is due to decreases in accrued liabilities of $19.1 million. The decrease in accrued liabilities is primarily due to a decrease in accrued interest attributed to the redemption of the 2010 Senior Notes and the issuance of the 2013 Senior Notes, as discussed in Note 10 of the Consolidated Financial Statements. Additionally, the decrease in working capital was due to a decrease in accounts payable of $29.3 million and decreases to prepaid expenses of $5.2 million, partially offset by increases in accounts receivable of $22.6 million and inventories of $6.5 million in 2014.

Non-cash charges decreased $8.6 million primarily due to a premium payment on the 2010 Senior Notes tendered in 2014 of $15.5 million, a decrease in deferred income tax charges of $6.5 million, and decreases in amortization of deferred financing charges and debt discount of $4.0 million in 2014. The decrease in non-cash charges were partially offset by a $18.3 million loss on extinguishment of debt incurred in 2014 versus the $1.4 million incurred in the prior year.

Investing Activities
Net cash used in investing activities was $58.0 million for 2014 compared to net cash provided by investing activities of $11.2 million for 2013.  The increase in net cash used in investing activities for the year ended March 31, 2014 was due primarily to the acquisition of Care Pharma in 2014 for $55.2 million, and $21.7 million of cash received from the divestiture of the Phazyme brand in 2013.

Financing Activities
Net cash used in financing activities was $41.2 million for 2014 compared to $152.1 million for 2013. During the year ended March 31, 2014, we repaid $157.5 million of our outstanding long term debt. This decreased our outstanding indebtedness to

$937.5 million at March 31, 2014 from $978.0 million at March 31, 2013. During 2014, we issued $400.0 million of 2013 Senior Notes, and redeemed the 2010 Senior Notes for $250.0 million.

2013 compared to 2012
Operating Activities
Net cash provided by operating activities was $137.6 million for 2013 compared to $67.5 million for 2012.  The $70.2 million increase in net cash provided by operating activities was primarily due to the higher profitability of the Company, which was largely attributed to the acquired GSK Brands, and decreased working capital of $15.6 million. The working capital decrease was mainly the result of increased accounts payable related to the procurement of inventory for the GSK Brands and higher accrued liabilities, which were mostly related to higher marketing accruals associated with the GSK Brands, and higher accrued compensation costs. These working capital decreases were partially offset by decreased inventories associated with the GSK Brands.

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

Investing Activities
Net cash used in investing activities was $11.2 million for 2013 compared to net cash used in investing activities of $662.2 million for 2012.  The decrease in net cash used in investing activities for the year ended March 31, 2013 was due primarily to the acquisition of the GSK Brands acquired in the prior year and cash received from the divestiture of the Phazyme brand in 2013, partially offset by higher capital expenditures for leasehold improvements associated with the new corporate office lease and higher equipment purchases primarily resulting from the increased personnel and systems requirements.

Financing Activities
Net cash used in financing activities was $152.1 million for 2013 compared to net cash provided by financing activities of $600.4 million for 2012.  During the year ended March 31, 2013, we repaid $190.0 million of our outstanding 2012 Term Loan debt from the cash generated from operating activities, and borrowed $33.0 million, net of repayments on our 2012 ABL Revolver. This decreased our outstanding indebtedness to $978.0 million at March 31, 2013 from $1,135.0 million at March 31, 2012. During 2012, we issued $250.0 million of the 2012 Senior Notes and borrowed $660.0 million under our 2012 Term Loan. These borrowings were offset by voluntary principal payments against outstanding indebtedness of $58.0 million in excess of required payments under the 2010 Credit Facility and $25.0 million against the 2012 Term Loan, payment of $184.0 million to fully repay the 2010 Senior Term Loan, and payment of $33.3 million for deferred financing costs.

Capital Resources

The 2010 Senior Notes were issued at an aggregate face value of $150.0 million with a discount to noteholders of $2.2 million and net proceeds to us of $147.8 million. The discount was offered to improve the yield to maturity to lenders reflective of market conditions at the time of the offering. In addition to the discount, we incurred $7.3 million of costs primarily related to fees of bank arrangers and legal advisors, of which $6.6 million was capitalized as deferred financing costs and $0.7 million was expensed as incurred. On December 17, 2013, we offered to redeem the 2010 Senior Notes at a premium of 6.33%, of which $201.7 million were redeemed on that date. The remaining $48.3 million were redeemed on January 16, 2014. As a result, we recorded a $15.0 million loss on the early extinguishment of the $201.7 million 2010 Senior Notes redeemed on December 17, 2013 and recorded an additional loss of approximately $3.3 million on the remaining $48.3 million tendered on January 16, 2014.

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
On December 17, 2013, we issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). We may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc. As a result of this issuance, we redeemed $201.7 million of the 2010 Senior Notes in December 2013 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
As of March 31, 2014, we had an aggregate of $937.5 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021; and

•	$287.5 million of borrowings under the 2012 Term Loan.

As of March 31, 2014, we had $95.0 million of borrowing capacity under the 2012 ABL Revolver.

The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, with a LIBOR floor of 1.00%. For the twelve months ended March 31, 2014, the average interest rate on the 2012 Term Loan was 3.9%.

Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL

Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than the percentage of total commitments set forth in the credit agreement covering the 2012 ABL Revolver. For the twelve months ended March 31, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.0%.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any derivative financial instruments outstanding at either March 31, 2014 or March 31, 2013 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios. The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.5 to 1.0 for the quarter ending March 31, 2014 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter;

•
Have an interest coverage ratio of greater than 1.70 to 1.0 for the quarter ending March 31, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016, and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ending March 31, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term.

At March 31, 2014, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2015. During the year ended March 31, 2014, we made voluntary principal payments against outstanding indebtedness of $157.5 million under the 2012 Term Loan. Therefore, we are not required to make quarterly principal payments until the maturity date of January 31, 2019.

Commitments

As of March 31, 2014, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$937.5	$—	$—	$287.5	$650.0
Interest on long-term debt(1)	482.9	68.6	177.5	118.4	118.4
Purchase obligations:
Inventory costs(2)	58.3	53.6	3.1	1.6	—
Other costs(3)	13.9	13.9	—	—	—
Operating leases	4.6	1.4	3.2	—	—
Total contractual cash obligations (4)	$1,497.2	$137.5	$183.8	$407.5	$768.4

(1)
Represents the estimated interest obligations on the outstanding balances of the 2012 Term Loan, 2012 ABL Revolver, 2013 Senior Notes, and 2012 Senior Notes, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 7.03%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2014, we had variable rate debt of approximately $287.5 million under our 2012 Term Loan.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ended March 31, 2014 of approximately $9.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 104.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2014

Management's Report on Internal Control over Financial Reporting

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2014.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 Framework).

Based on management's assessment utilizing the COSO Criteria, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2014, which appears below.

Prestige Brands Holdings, Inc.
May 19, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
May 19, 2014

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended March 31,
(In thousands, except per share data)	2014	2013	2012
Revenues
Net sales	$596,954	$620,394	$437,838
Other revenues	4,927	3,203	3,247
Total revenues	601,881	623,597	441,085

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	261,830	276,381	213,701
Gross profit	340,051	347,216	227,384

Operating Expenses
Advertising and promotion	89,468	90,630	57,127
General and administrative	48,481	51,467	56,700
Depreciation and amortization	13,486	13,235	10,734
Total operating expenses	151,435	155,332	124,561
Operating income	188,616	191,884	102,823

Other (income) expense
Interest income	(60)	(13)	(18)
Interest expense	68,642	84,420	41,338
Gain on settlement	—	—	(5,063)
Loss on extinguishment of debt	18,286	1,443	5,409
Total other expense	86,868	85,850	41,666
Income before income taxes	101,748	106,034	61,157
Provision for income taxes	29,133	40,529	23,945
Net income	72,615	65,505	37,212

Earnings per share:
Basic	$1.41	$1.29	$0.74
Diluted	$1.39	$1.27	$0.73

Weighted average shares outstanding:
Basic	51,641	50,633	50,270
Diluted	52,349	51,440	50,748

Comprehensive income, net of tax:
Currency translation adjustments	843	(91)	(13)
Total other comprehensive income (loss)	843	(91)	(13)
Comprehensive income	$73,458	$65,414	$37,199

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$28,331	$15,670
Accounts receivable, net	65,050	73,053
Inventories	65,586	60,201
Deferred income tax assets	6,544	6,349
Prepaid expenses and other current assets	11,674	8,900
Total current assets	177,185	164,173

Property and equipment, net	9,597	9,896
Goodwill	190,911	167,546
Intangible assets, net	1,394,817	1,373,240
Other long-term assets	23,153	24,944
Total Assets	$1,795,663	$1,739,799

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$48,286	$51,376
Accrued interest payable	9,626	13,894
Other accrued liabilities	26,446	31,398
Total current liabilities	84,358	96,668

Long-term debt
Principal amount	937,500	978,000
Less unamortized discount	(3,086)	(7,100)
Long-term debt, net of unamortized discount	934,414	970,900

Deferred income tax liabilities	213,204	194,288
Other long-term liabilities	327	—
Total Liabilities	1,232,303	1,261,856

Commitments and Contingencies – Note 17

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Preferred share rights	—	283
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 52,021 shares and 51,311 shares at March 31, 2014 and 2013, respectively	520	513
Additional paid-in capital	414,387	401,691
Treasury stock, at cost – 206 shares at March 31, 2014 and 181 shares at March 31, 2013	(1,431)	(687)
Accumulated other comprehensive income (loss), net of tax	739	(104)
Retained earnings	149,145	76,247
Total Stockholders’ Equity	563,360	477,943
Total Liabilities and Stockholders’ Equity	$1,795,663	$1,739,799

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Preferred Share Rights	Retained Earnings (Accumulated Deficit)	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2011	50,276	$503	$387,932	160	$(416)	$—	$—	$(26,187)	$361,832

Stock-based compensation	—	—	3,078	—	—	—	—	—	3,078
Exercise of stock options	87	1	888	—	—	—	—	—	889
Preferred share rights	—	—	—	—	—	—	283	(283)	—
Issuance of shares related to restricted stock	103	1	—	—	—	—	—	—	1
Shares surrendered as payment of tax withholding	—	—	—	21	(271)	—	—	—	(271)

Components of comprehensive income:									—

Net income	—	—	—	—	—	—	—	37,212	37,212
Translation adjustments	—	—	—	—	—	(13)	—	—	(13)
Total comprehensive income	—	—	—	—	—	—	—	—	37,199

Balances at March 31, 2012	50,466	$505	$391,898	181	$(687)	$(13)	$283	$10,742	$402,728

Stock-based compensation	—	—	3,772	—	—	—	—	—	3,772
Exercise of stock options	786	7	6,022	—	—	—	—	—	6,029
Issuance of shares related to restricted stock	59	1	(1)	—	—	—	—	—	—
									—
Components of comprehensive income:									—
Net income	—	—	—	—	—	—	—	65,505	65,505
Translation adjustments	—	—	—	—	—	(91)	—	—	(91)
Total comprehensive income	—	—	—	—	—	—	—	—	65,414

Balances at March 31, 2013	51,311	$513	$401,691	181	$(687)	$(104)	$283	$76,247	$477,943

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Preferred Share Rights	Retained Earnings	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2013	51,311	$513	$401,691	181	$(687)	$(104)	$283	$76,247	$477,943

Stock-based compensation	—	—	5,146	—	—	—	—	—	5,146
Exercise of stock options	605	6	5,901	—	—	—	—	—	5,907
Preferred share rights	—	—	—	—	—	—	(283)	283	—
Issuance of shares related to restricted stock	105	1	(1)	—	—	—	—	—	—
Treasury share repurchases	—	—	—	25	(744)	—	—	—	(744)
Excess tax benefits from share-based awards	—	—	1,650	—	—	—	—	—	1,650
Components of comprehensive income:									—
Net income	—	—	—	—	—	—	—	72,615	72,615
Translation adjustments	—	—	—	—	—	843	—	—	843
Total comprehensive income	—	—	—	—	—	—	—	—	73,458

Balances at March 31, 2014	52,021	$520	$414,387	206	$(1,431)	$739	$—	$149,145	$563,360

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2014	2013	2012
Operating Activities
Net income	$72,615	$65,505	$37,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,486	13,235	10,734
Deferred income taxes	19,012	25,505	13,793
Amortization of deferred financing costs	7,102	9,832	1,630
Stock-based compensation costs	5,146	3,772	3,078
Loss on extinguishment of debt	18,286	1,443	5,409
Premium payment on 2010 Senior Notes	(15,527)	—	—
Amortization of debt discount	3,410	4,632	1,030
Lease termination costs	—	975	—
(Gain) loss on sale or disposal of property and equipment	(3)	103	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	9,735	(12,882)	(15,854)
Inventories	(2,850)	(9,342)	3,710
Prepaid expenses and other current assets	(2,130)	3,096	(3,009)
Accounts payable	(4,641)	24,677	5,127
Accrued liabilities	(12,059)	7,054	4,592
Net cash provided by operating activities	111,582	137,605	67,452

Investing Activities
Purchases of property and equipment	(2,764)	(10,268)	(606)
Proceeds from sale of property and equipment	3	15	—
Proceeds from escrow of Blacksmith acquisition	—	—	1,200
Proceeds from the sale of Phazyme brand	—	21,700	—
Acquisition of brands from GSK	—	—	(662,800)
Acquisition of brands from GSK purchase price adjustments	—	(226)	—
Acquisition of Care Pharmaceuticals, less cash acquired	(55,215)	—	—
Net cash (used in) provided by investing activities	(57,976)	11,221	(662,206)

Financing Activities
Proceeds from issuance of Senior Notes	400,000	—	250,000
Proceeds from issuance of 2012 Term Loan	—	—	650,100
Repayment of 2010 Senior Notes	(250,000)	—	—
Repayment of 2010 Term Loan	—	—	(242,000)
Repayment of 2012 Term Loan	(157,500)	(190,000)	(25,000)
Payment of deferred financing costs	(7,466)	(1,146)	(33,284)
Repayments under revolving credit agreement	(83,000)	(15,000)	—
Borrowings under revolving credit agreement	50,000	48,000	—
Proceeds from exercise of stock options	5,907	6,029	889
Excess tax benefits from share-based awards	1,650	—	—
Fair value of shares surrendered as payment of tax withholding	(744)	—	(271)
Net cash (used in) provided by financing activities	(41,153)	(152,117)	600,434

Effects of exchange rate changes on cash and cash equivalents	208	(54)	1
Increase (decrease) in cash and cash equivalents	12,661	(3,345)	5,681
Cash and cash equivalents - beginning of year	15,670	19,015	13,334
Cash and cash equivalents - end of year	$28,331	$15,670	$19,015

Interest paid	$62,357	$69,641	$34,977
Income taxes paid	$11,020	$10,624	$12,865
 See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning brands to mass merchandisers, drug stores, supermarkets, club and dollar stores in the United States, Canada and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2014”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2014 are uninsured.

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
*Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related asset.

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

Deferred Financing Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized over the term of the related debt using the effective interest method. For a further discussion regarding accelerated amortization, refer to Note 10 of these Consolidated Financial Statements.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $32.0 million for 2014, $30.6 million for 2013 and $27.8 million for 2012.

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

Recently Issued Accounting Standards
In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments in this update must be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available to use or the tax law of the applicable jurisdiction does not require the entity to use and the company does not intend to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments must be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. ASU 2013-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 15, Accumulated Other Comprehensive Income (Loss) for required disclosure.

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

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable	1,658
Inventories	2,465
Deferred income tax assets	283
Prepaids and other current assets	647
Property, plant and equipment	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,386

Accounts payable	1,537
Accrued expenses	2,788
Other long term liabilities	300
Total liabilities assumed	4,625

Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at March 31, 2014 was 14.5 years.

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

On January 31, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the first 15 North American GSK Brands (the “GSK Brands I”), including the related contracts, trademarks and inventory for $615.0 million in cash. The GSK Brands I include, among other brands, BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand.

On March 30, 2012, we completed, subject to a post-closing inventory and apportionment adjustment, as defined in the GSK Agreement, the acquisition of the Debrox and Gly-Oxide brands (the “GSK Brands II”) in the United States, including the related contracts, trademarks, and inventory for $45.0 million in cash.

Both the GSK Brands I and GSK Brands II are complementary to our existing OTC healthcare portfolio.

These acquisitions were accounted for in accordance with the Business Combinations topic of the ASC.

The purchase price of the GSK Brands I and GSK Brands II was funded by cash provided by the issuance of long-term debt and additional bank borrowings, which are discussed further in Note 11. In April 2012, we received the post-closing inventory and apportionment adjustments, attributable to both the GSK Brands I and GSK Brands II, which required us to pay an additional $2.8 million to GSK, and in May 2012 we received a revised post-closing inventory and apportionment adjustment, attributable to the GSK Brands II, which required us to pay an additional $0.2 million, for a total of $3.0 million, to GSK.
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

The fair value of the trade names is comprised of $556.9 million of non-amortizable intangible assets and $67.2 million of amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 19.3 years. The weighted average remaining life for amortizable intangible assets at March 31, 2014 was 17.0 years.

The operating results of the GSK Brands I have been included in our Consolidated Financial Statements beginning February 1, 2012, while the operating results of the GSK Brands II have been included in our Consolidated Financial Statements beginning April 1, 2012. Revenues of the GSK Brands for the year ended March 31, 2013 were $211.2 million and net income was $27.4 million.

The following table provides our combined unaudited pro forma revenues, income from continuing operations and income from continuing operations per basic and diluted common share as if the acquisition of the GSK Brands occurred on April 1, 2011. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence processes associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company's borrowing and tax rates. This pro forma information is not necessarily indicative of either the combined results of operations that actually would have been realized by us had the acquisition of the GSK Brands been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

Year Ended March 31,
(In thousands, except per share data)	2012
(Unaudited)
Revenues	$616,849
Income from continuing operations	69,989

Basic earnings per share:
Income from continuing operations	$1.39

Diluted earnings per share:
Income from continuing operations	$1.38

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

Concurrent with the completion of the sale of the Phazyme brand, we entered into a Transitional Services Agreement with the buyer (the “Phazyme TSA”), whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services from the date of the acquisition primarily through January 31, 2013, with an option for additional support for the Canadian portion of that business through October 31, 2013, at the buyer's discretion. All Phazyme United States TSA services ended, as agreed, on January 31, 2013. The buyer elected to extend the Canadian portion of the TSA services on a month to month basis and terminated the support on October 31, 2013.

The following table presents the assets sold at October 31, 2012 related to the Phazyme brand:

(In thousands)	October 31, 2012
Components of assets sold:
Inventory	$220
Prepaid expenses	100
Trade names	15,604
Goodwill	6,382

4. Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	March 31,
	2014	2013
Components of Accounts Receivable
Trade accounts receivable	$73,632	$79,746
Other receivables	1,360	615
	74,992	80,361
Less allowances for discounts, returns and uncollectible accounts	(9,942)	(7,308)
Accounts receivable, net	$65,050	$73,053

5. Inventories

Inventories consist of the following:

(In thousands)	March 31,
	2014	2013
Components of Inventories
Packaging and raw materials	$3,099	$1,875
Finished goods	62,487	58,326
Inventories	$65,586	$60,201

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $1.1 million and $1.3 million at March 31, 2014 and 2013, respectively, related to obsolete and slow-moving inventory.

6. Property and Equipment

Property and equipment consist of the following:

(In thousands)	March 31,
	2014	2013
Components of Property and Equipment
Machinery	$1,927	$1,580
Computer equipment	8,923	6,559
Furniture and fixtures	1,858	1,510
Leasehold improvements	4,734	4,713
	17,442	14,362
Accumulated depreciation	(7,845)	(4,466)
Property and equipment, net	$9,597	$9,896

We recorded depreciation expense of $3.2 million, $1.6 million, and $0.7 million for 2014, 2013, and 2012, respectively. Additionally, during the year ended March 31, 2013, we wrote off leasehold improvements with a remaining net book value of less than $0.1 million due to the relocation of our corporate offices.

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2012, 2013, and 2014:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2011
Goodwill	$277,677	$72,549	$350,226
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
Balance – March 31, 2011	147,507	7,389	154,896

2012 additions	20,006	—	20,006

Balance – March 31, 2012
Goodwill	296,483	72,549	369,032
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
Balance – March 31, 2012	166,313	7,389	173,702

2013 additions	226	—	226
2013 reductions	(6,382)	—	(6,382)

Balance – March 31, 2013
Goodwill	290,327	72,549	362,876
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	160,157	7,389	167,546

2014 additions	23,122	—	23,122
Effects of foreign currency exchange rates	243	—	243

Balance – March 31, 2014
Goodwill	313,692	72,549	386,241
Accumulated impairment losses	(130,170)	(65,160)	(195,330)
	$183,522	$7,389	$190,911

As discussed in Note 2, on January 31, 2012, we completed the acquisition of the GSK Brands I for $615.0 million in cash, and on March 30, 2012, we completed the acquisition of the GSK Brands II for $45.0 million in cash, in each case subject to certain post-closing adjustments. We recorded a post-closing adjustment of $2.8 million as of March 31, 2012, to reflect adjustments to certain inventory items and other current assets acquired. In connection with these acquisitions, we recorded goodwill of $20.0 million based on the amount by which the purchase price exceeded the fair value of assets acquired.

During the three months ended June 30, 2012, we received a revised post-closing inventory and apportionment adjustment from GSK for an additional amount of $0.2 million, which resulted in an increase to our recorded goodwill balance.
As more fully disclosed in Note 3, on October 31, 2012, we sold the Phazyme brand for $22.3 million. As a result of the divestiture of Phazyme, we reduced goodwill by $6.4 million.
As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. At March 31, 2014 and 2013, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2014 or 2013.

The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at March 31, 2014, 2013 and 2012, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  Although the impairment charges in the prior years were a result of utilizing management’s best estimate of fair value, the estimates and assumptions made in assessing the fair value of the our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require additional impairments in the future. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013 and 2012.  Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

The aggregate fair value of our goodwill and indefinite-lived intangible assets exceeded the carrying value by 53.1%. Only one individual reporting unit's fair value exceeded its carrying values by less than 10.0%. The reporting unit's associated carrying value of goodwill and intangible assets amounted to $0.8 million at March 31, 2014. Additionally, certain brands, including certain of our household brands, have experienced recent revenue declines. While the fair value of these reporting units exceeds the carrying value by more than 10.0%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

8. Intangible Assets
A reconciliation of the activity affecting intangible assets for each of 2012, 2013, and 2014 is as follows:

(In thousands)	Year Ended March 31, 2012
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2011 (including discontinued operations)	$688,484	$150,293	$158	$838,935
Additions	556,930	67,219	—	624,149
Disposals	—	—	—	—
Balance – March 31, 2012	$1,245,414	$217,512	$158	$1,463,084

Accumulated Amortization
Balance – March 31, 2011	$—	$52,416	$158	$52,574
Additions	—	9,988	—	9,988
Disposals	—	—	—	—
Balance – March 31, 2012	$—	$62,404	$158	$62,562

Intangibles, net – March 31, 2012	$1,245,414	$155,108	$—	$1,400,522

(In thousands)	Year Ended March 31, 2013
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2012	$1,245,414	$217,512	$158	$1,463,084
Reclassifications	(1,696)	1,696	—	—
Reductions	—	(16,142)	—	(16,142)
Balance – March 31, 2013	$1,243,718	$203,066	$158	$1,446,942

Accumulated Amortization
Balance – March 31, 2012	$—	$62,404	$158	$62,562
Additions	—	11,678	—	11,678
Reductions	—	(538)	—	(538)
Balance – March 31, 2013	$—	$73,544	$158	$73,702

Intangibles, net – March 31, 2013	$1,243,718	$129,522	$—	$1,373,240

(In thousands)	Year Ended March 31, 2014
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2013	$1,243,718	$203,066	$158	$1,446,942
Additions	29,845	1,657	—	$31,502
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	315	17	—	332
Balance – March 31, 2014	$1,273,878	$204,740	$—	$1,478,618

Accumulated Amortization
Balance – March 31, 2013	$—	$73,544	$158	$73,702
Additions	—	10,256	—	10,256
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	—	1	—	1
Balance – March 31, 2014	$—	$83,801	$—	$83,801

Intangibles, net – March 31, 2014	$1,273,878	$120,939	—	$1,394,817

As discussed in Note 2, on January 31, 2012, we completed the acquisition of the GSK Brands I for $615.0 million in cash. On March 30, 2012, we completed the acquisition of the GSK Brands II for $45.0 million in cash. In connection with these acquisitions, we allocated $624.1 million of the purchase price to intangible assets.

As discussed in Note 3, on October 31, 2012, we sold the Phazyme brand for $22.3 million. As a result of this divestiture, we reduced the net book value of our intangible assets by $15.6 million.

During the year ended March 31, 2013, we reclassified a portion of trademarks related to the acquired GSK Brands from indefinite-lived to finite-lived intangible assets in the amount of $1.7 million.

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we allocated $31.5 million to intangible assets based on our analysis.

We completed our test for impairment of intangible assets during the fourth quarter of 2014, 2013 and 2012.  For 2014, 2013 and 2012, we did not record any impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for such segments exceeded their carrying values. The Company has experienced revenue declines in regard to certain brands in its Household Cleaning segment during 2013 and 2012.  Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

The weighted average remaining life for finite-lived intangible assets at March 31, 2014 was approximately 13.5 years and the amortization expense for the year ended March 31, 2014 was $10.3 million. At March 31, 2014, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 3 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2015	$8,950
2016	8,950
2017	8,950
2018	8,950
2019	8,950
Thereafter	76,189
$120,939

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	March 31,
	2014	2013
Accrued marketing costs	$11,812	$17,187
Accrued compensation costs	6,232	8,847
Accrued broker commissions	1,019	1,028
Income taxes payable	1,854	493
Accrued professional fees	2,002	1,846
Deferred rent	1,258	1,268
Accrued production costs	1,506	—
Accrued lease termination costs	—	729
Other accrued liabilities	763	—
	$26,446	$31,398

10. Long-Term Debt

2010 Senior Notes:
On March 24, 2010, Prestige Brands, Inc. (the "Borrower") issued $150.0 million aggregate principal amount of senior unsecured notes, with an interest rate of 8.25% and a maturity date of April 1, 2018 (the "2010 Senior Notes"). On November 1, 2010, the Borrower issued an additional $100.0 million of the 2010 Senior Notes. The Borrower had the right to earlier redeem some or all of the 2010 Senior Notes at redemption prices set forth in the indenture governing the 2010 Senior Notes. The 2010 Senior Notes issued in March and November 2010 were issued at an aggregate face value of $150.0 million and $100.0 million, respectively, with a discount to the initial purchasers of $2.2 million and a premium of $0.3 million, respectively, and net proceeds to the Company of $147.8 million and $100.3 million, respectively, yielding an 8.5% effective interest rate for the 2010 Senior Notes on a combined basis. The 2010 Senior Notes were unconditionally guaranteed by Prestige Brands Holdings, Inc. and its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees was joint and several. There were no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. On December 17, 2013, we offered to redeem the 2010 Senior Notes at a premium of 6.33%, of which $201.7 million were redeemed on that date. The remaining $48.3 million were redeemed on January 16, 2014. As a result, during the quarter ended December 31, 2013, we recorded a $15.0 million loss on the early extinguishment of debt relating to the $201.7 million 2010 Senior Notes redeemed and recorded an additional loss of $3.3 million on the remaining $48.3 million tendered on January 16, 2014. The $18.3 million loss consists of premium payments of $15.5 million, write-off of deferred financing costs of $2.2 million, and write-off of debt discount of $0.6 million.

2012 Senior Notes:
On January 31, 2012, the Borrower issued $250.0 million aggregate principal amount of senior unsecured notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020 (the "2012 Senior Notes"). The Borrower may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2012 Senior Notes.

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a LIBOR floor of 1.00%. For the twelve months ended March 31, 2014, the average interest rate on the 2012 Term Loan was 3.9%.
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

Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the twelve months ended March 31, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.0%.

We used the net proceeds from the 2012 Senior Notes offering, together with borrowings under the 2012 Term Loan, to finance the acquisition of the GSK Brands, to repay the balance of our then-outstanding credit facility, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million aggregate principal amount of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2013 Senior Notes offering, we incurred $7.2 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2013 Senior Notes.
Redemptions and Restrictions:
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

At any time prior to December 15, 2016, we may redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the redemption date on the 2013 Senior Notes plus an applicable "make-whole premium". On or after December 15, 2016, we may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met.

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At March 31, 2014, we were in compliance with the covenants under our long-term indebtedness.

At March 31, 2014, we had an aggregate of $23.2 million of unamortized debt issuance costs and $3.1 million of unamortized debt discount, the total of which is comprised of $10.1 million related to the 2012 Senior Notes, $7.0 million related to the 2013 Senior Notes, $7.9 million related to the 2012 Term Loan, and $1.3 million related to the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31,
	2014	2013
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year, commencing June 15, 2014. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$—
2012 Senior Notes bearing interest at 8.125%, with interest only payable on February 1st and August 1st of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term Loan bearing interest at the Company's option at either a base rate plus applicable margin with a floor of 2.00% or LIBOR with a floor of 1.00%, due on January 31, 2019.	287,500	445,000
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	—	33,000
2010 Senior Notes bearing interest at 8.25%, with interest only payable on April 1st and October 1st of each year. The 2010 Senior Notes would have matured on April 1, 2018.	—	250,000
	937,500	978,000
Current portion of long-term debt	—	—
	937,500	978,000
Less: unamortized discount	(3,086)	(7,100)
Long-term debt, net of unamortized discount	$934,414	$970,900

As of March 31, 2014, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

Year Ending March 31,	Amount
2015	$—
2016	—
2017	—
2018	—
2019	287,500
Thereafter	650,000
$937,500

11. Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at March 31, 2014, 2013 or 2012. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2013 and the 2012 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At March 31, 2013, the 2010 Senior Notes were measured at Level 2 of the above hierarchy. At March 31, 2014 and 2013, we did not have any assets or liabilities measured in Level 1 or 3. During 2014, 2013 and 2012, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At March 31, 2014, the carrying value and market value of our 2013 Senior Notes was $400.0 million and $408.5 million, respectively.

At March 31, 2014 and 2013, the carrying value of our 2012 Senior Notes was $250.0 million. The market value of our 2012 Senior Notes was $280.6 million and $281.9 million at March 31, 2014 and 2013, respectively.

At March 31, 2014 and 2013, the carrying value of the 2012 Term Loan was $287.5 million and $445.0 million, respectively. The market value of the 2012 Term Loan was $288.9 million and $451.1 million at March 31, 2014 and 2013, respectively.

During the year ended March 31, 2014, we repaid the 2010 Senior Notes in full. At March 31, 2013, the carrying value and market value of our 2010 Senior Notes was $250.0 million and $271.9 million, respectively.

During the year ended March 31, 2014 we repaid the existing balance of the 2012 ABL Revolver in full. At March 31, 2013, the carrying value of the 2012 ABL Revolver of $33.0 million, approximated its market value.

 12. Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2014.

Pursuant to the provisions of various employee restricted stock awards, we repurchased 25,464 shares of restricted common stock from our employees during the year ended March 31, 2014. During the year ended March 31, 2013, we did not repurchase any shares of restricted common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases during the year ended March 31, 2014 were at an average price of $29.23. All of the repurchased shares have been recorded as treasury stock.

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

(In thousands, except per share data)	Year Ended March 31,
	2014	2013	2012
Numerator
Net income	$72,615	$65,505	$37,212

Denominator
Denominator for basic earnings per share- weighted average shares outstanding	51,641	50,633	50,270
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	708	807	478
Denominator for diluted earnings per share	52,349	51,440	50,748

Earnings per Common Share:
Basic net earnings per share	$1.41	$1.29	$0.74

Diluted net earnings per share	$1.39	$1.27	$0.73

Additionally, for 2014, 2013, and 2012 there were 0.2 million, zero, and 0.4 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During 2014, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $5.1 million and $1.5 million, respectively.

During 2013, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.8 million and $1.2 million, respectively.

During 2012, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $3.1 million and $1.2 million, respectively. During 2012 management determined that performance goals associated with the grants of stock to management and employees in May 2008 were met, and accordingly recorded stock compensation costs and issued shares in accordance with the Plan in May 2011.  No prior compensation costs were required to be reversed.

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

On January 25, 2012, the Compensation Committee of our Board of Directors granted 95,000 restricted stock units to certain members of executive management. The restricted stock units will vest in equal annual installments over a three-year period on the anniversary date of the grants. The grant-date fair value of restricted shares is determined using the closing price of our common stock on the day of grant.  On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 restricted stock units to certain executive officers and employees under the Plan, which will vest 33.3% per year over three years. On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 restricted stock units to the independent members of the Board of Directors under the Plan. On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 restricted stock units to Matthew M. Mannelly, our President and CEO, under the Plan. On May 14, 2013, the Compensation Committee of our Board of Directors granted 113,637 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 55,637 restricted stock units vest in their entirety on the three-year anniversary of the date of grant, and 58,000 restricted stock units vest 33.3% per year over three years. On July 29, 2013, the Compensation Committee of the Board of Directors granted 7,004 restricted stock units to the independent members of the Board of Directors under the Plan. On November 5, 2013, the Compensation Committee of our Board of Directors granted 6,000 restricted stock units to certain employees under the Plan, which will vest 33.3% per year over three years.

The weighted-average grant-date fair value during 2014, 2013, and 2012 was $30.19, $13.59, and $11.81, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Vested and Nonvested at March 31, 2011	275.4	$8.46

Granted	217.5	11.81
Vested and issued	(103.4)	9.93
Forfeited	(26.1)	10.17
Vested and nonvested at March 31, 2012	363.4	9.92
Vested at March 31, 2012	54.0	7.40

Granted	128.9	13.59
Vested and issued	(58.7)	9.99
Forfeited	(12.3)	10.69
Vested and nonvested at March 31, 2013	421.3	11.01
Vested at March 31, 2013	70.4	8.52

Granted	126.6	30.19
Vested and issued	(104.8)	9.98
Forfeited	(5.6)	15.11
Vested and nonvested at March 31, 2014	437.5	16.76
Vested at March 31, 2014	69.6	9.34

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

On May 9, 2012, the Compensation Committee of our Board of Directors granted stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan. These stock options were granted at an exercise price of $13.24 per share, which is equal to the closing price for our common stock on the date of the grant. On August 6, 2012, the Compensation Committee of the Board of Directors granted stock options to acquire 21,978 shares of our common stock to Matthew M. Mannelly. These stock options were granted at an exercise price of $15.66 per share, which is equal to the closing price for our common stock on the date of grant. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. On May 14, 2013, the Compensation Committee of our Board of Directors granted stock options to acquire 227,672 shares of our common stock to certain executive officers and employees under the Plan. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $29.94 per share, which is equal to the closing price for our common stock on the date of the grant.

The weighted-average grant-date fair value of the options granted during 2014, 2013, and 2012 were $13.94, $6.03, and $5.83, respectively.

	Year Ended March 31,
	2014	2013
Expected volatility	48.0%	44.0%
Expected dividends	—	—
Expected term in years	6	6.5
Risk-free rate	1.3%	1.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2011	1,621.5	$8.19

Granted	308.2	11.27
Exercised	(86.9)	10.24
Forfeited or expired	(97.4)	11.57
Outstanding at March 31, 2012	1,745.4	8.44

Granted	444.9	13.36
Exercised	(786.5)	7.67
Forfeited or expired	(17.4)	11.21
Outstanding at March 31, 2013	1,386.4	10.43

Granted	227.7	29.94
Exercised	(605.0)	9.76
Forfeited or expired	(14.2)	14.56
Outstanding at March 31, 2014	994.9	15.24	7.4	$7,387
Exercisable at March 31, 2014	173.6	11.56	6.8	1,181
The aggregate intrinsic value of options exercised during 2014 was $14.0 million.

At March 31, 2014, there were $3.7 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted stock units vested during 2014, 2013, and 2012 was $3.4 million, $2.5 million and $2.9 million, respectively.  Cash received from the exercise of stock options was $5.9 million during 2014, and we realized $1.7 million in tax benefits for the tax deductions resulting from option exercises in 2014. Cash received from the exercise of stock options was $6.0 million during 2013, and we realized $11.3 million in tax benefits for the tax deductions resulting from option exercises in 2013. Cash received from the exercise of stock options was $0.6 million during 2012, and we realized $0.3 million in tax benefits for the tax deductions from option exercises in 2012.  At March 31, 2014, there were 1.6 million shares available for issuance under the Plan.

15.	Accumulated Other Comprehensive Income (Loss)

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. As discussed in Note 1 above, ASU 2013-02 did not have a significant impact on our financial statements.

AOCI consisted of the following at March 31, 2014 and 2013:

	March 31,	March 31,
(In thousands)	2014	2013
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$739	$(104)
Accumulated other comprehensive income (loss), net of tax	$739	$(104)

16. Income Taxes

The provision for income taxes consists of the following:

(In thousands)	Year Ended March 31,
	2014	2013	2012
Current
Federal	$7,801	$12,520	$8,127
State	625	1,972	1,396
Foreign	1,675	532	630
Deferred
Federal	27,045	23,845	13,100
State	(7,879)	1,660	692
Foreign	(134)	—	—
Total provision for income taxes	$29,133	$40,529	$23,945

The principal components of our deferred tax balances are as follows:

(In thousands)	March 31,
	2014	2013
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$4,082	$2,807
Inventory capitalization	1,301	1,370
Inventory reserves	362	525
Net operating loss carryforwards	327	411
State income taxes	3,728	7,364
Accrued liabilities	642	1,896
Stock compensation	2,358	2,367
Other	702	496
Total deferred tax assets	13,502	17,236

Deferred Tax Liabilities
Property and equipment	(1,467)	(1,504)
Intangible assets	(218,696)	(203,671)
Total deferred tax liabilities	(220,163)	(205,175)

Net deferred tax liability	$(206,661)	$(187,939)

At March 31, 2014, a 100% owned subsidiary of the Company had a net operating loss carryforward of approximately $0.9 million, which may be used to offset future taxable income of the consolidated group and begins to expire in 2020. The Company expects to fully utilize the loss carryover before it expires.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $0.2 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
(In thousands)	2014		2013		2012
		%		%		%
Income tax provision at statutory rate	$35,612	35.0	$37,112	35.0	$21,405	35.0
Foreign tax (benefit) provision	(918)	(0.9)	—	—	191	0.3
State income taxes, net of federal income tax benefit	2,004	2.0	3,413	3.2	2,073	3.4
Decrease in net deferred tax liability resulting from a change in the effective state tax rate	(8,892)	(8.7)	(1,741)	(1.6)	(1,177)	(1.9)
Nondeductible compensation	1,011	1.0	1,684	1.6	1,305	2.1
Other	316	0.3	61	—	148	0.3
Total provision for income taxes	29,133	28.7	40,529	38.2	23,945	39.2

Uncertain tax liability activity is as follows:

	2014	2013
(In thousands)
Balance – beginning of year	$1,016	292
Additions based on tax positions related to the current year	360	831
Reductions based on lapse of statute of limitations	(140)	(107)
Balance – end of year	$1,236	$1,016

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We did not incur any material interest or penalties related to income taxes in 2013 or 2014. We do not anticipate any events or circumstances that would cause a significant change to these uncertainties during 2015. We are subject to taxation in the United States and various state and foreign jurisdictions and we are generally open to examination from the year ended March 31, 2011 forward.

The Company does not provide for United States income taxes on the undistributed earnings of foreign subsidiaries, which are intended to be indefinitely reinvested in operations outside of the United States. As of March 31, 2014, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $4.7 million. As of March 31, 2014, the amount of unrecognized deferred tax liability related to these earnings is estimated to be $0.4 million.

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

The following summarizes future minimum lease payments for our operating leases:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2015	$1,221	$136	$1,357
2016	994	135	1,129
2017	1,023	68	1,091
2018	1,044	—	1,044
2019	—	—	—
	$4,282	$339	$4,621

Rent expense was $1.5 million, $1.2 million, and $0.9 million for 2014, 2013, and 2012, respectively.

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

(In thousands)
Year Ending March 31,
2015	1,105
2016	1,074
2017	1,044
2018	1,013
2019	982
Thereafter	560
$5,778

18. Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During 2014, 2013, and 2012, approximately 38.3%, 40.5%, and 51.3%, respectively, of our total sales were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2014, 2013, and 2012, Walmart accounted for approximately 19.5%, 15.9%, and 18.9%, respectively, of our gross revenues.  At March 31, 2014, approximately 24.1% of accounts receivable were owed by the same customer.

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

At March 31, 2014, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 82.4% of our gross sales for 2014, compared to 22 manufactures with long-term contracts that accounted for approximately 75.3% of gross sales in 2013.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition, and results from operations.

19. Business Segments

Segment information has been prepared in accordance with Segment Reporting topic of the FASB ASC 280 and includes certain information that our chief operating decision maker, the Company's Chief Executive Officer, reviews, including contribution margin, which is a non-GAAP financial measure. Contribution margin is defined as gross profit less advertising and promotional expenses. Our general and administrative expenses and other corporate-level activity is not allocated to our segments, including costs of: employee-related costs; legal; finance; information technology; corporate development; legal settlements; depreciation and amortization; and facility and insurance costs. Our current operating and reportable segments consist of (i) OTC Healthcare and (ii) Household Cleaning.

There were no inter-segment sales or transfers during any of the periods presented.  We evaluate the performance of our operating segments and allocate resources to them based primarily on contribution margin.

The table below summarizes information about our operating and reportable segments.

	Year Ended March 31, 2014
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$513,056	$83,898	$596,954
Other revenues	791	4,136	4,927
Total revenues	513,847	88,034	601,881
Cost of sales	197,442	64,388	261,830
Gross profit	316,405	23,646	340,051
Advertising and promotion	86,578	2,890	89,468
Contribution margin	$229,827	$20,756	250,583
Other operating expenses			61,967
Operating income			188,616
Other expense			86,868
Income before income taxes			101,748
Provision for income taxes			29,133
Net income			$72,615

	Year Ended March 31, 2013
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$536,247	$84,147	$620,394
Other revenues	684	2,519	3,203
Total revenues	536,931	86,666	623,597
Cost of sales	211,654	64,727	276,381
Gross profit	325,277	21,939	347,216
Advertising and promotion	84,537	6,093	90,630
Contribution margin	$240,740	$15,846	256,586
Other operating expenses			64,702
Operating income			191,884
Other expense			85,850
Income before income taxes			106,034
Provision for income taxes			40,529
Net income			$65,505

	Year Ended March 31, 2012
	OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Net sales	$344,282	$93,556	$437,838
Other revenues	719	2,528	3,247
Total revenues	345,001	96,084	441,085
Cost of sales	143,151	70,550	213,701
Gross profit	201,850	25,534	227,384
Advertising and promotion	51,895	5,232	57,127
Contribution margin	$149,955	$20,302	170,257
Other operating expenses			67,434
Operating income			102,823
Other expense			41,666
Income before income taxes			61,157
Provision for income taxes			23,945
Net income			$37,212

	Year Ended March 31,
(In thousands)	2014	2013	2012
Analgesics	$110,604	$108,144	$18,930
Cough & Cold	115,241	126,974	116,669
Gastrointestinal	83,971	97,940	29,489
Eye & Ear Care	86,390	86,380	74,363
Dermatologicals	52,363	52,401	52,592
Oral Care	48,774	49,617	46,551
Other OTC	16,504	15,475	6,407
Total OTC Healthcare Segment	513,847	536,931	345,001
Household Cleaning Segment	88,034	86,666	96,084
Consolidated Net Revenues	$601,881	$623,597	$441,085

During 2014, 2013, and 2012, approximately 86.9%, 89.9%, and 90.2%, respectively of our sales were made to customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. Sales to Canada accounted for 7.7%, 7.4%, and 6.3% of our total revenues for 2014, 2013, and 2012, respectively. At March 31, 2014, substantially all of our long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

(In thousands)	OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$183,522	$7,389	$190,911

Intangible assets
Indefinite-lived	1,154,058	119,820	1,273,878
Finite-lived	94,772	26,167	120,939
	1,248,830	145,987	1,394,817

	$1,432,352	$153,376	$1,585,728

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

21. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2014 and 2013 is as follows:

Year Ended March 31, 2014

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total revenues	$142,971	$168,442	$146,212	$144,256
Cost of sales (exclusive of depreciation shown below)	59,488	73,723	64,403	64,216
Gross profit	83,483	94,719	81,809	80,040

Operating expenses
Advertising and promotion	19,140	26,044	25,570	18,714
General and administrative	11,634	11,619	12,137	13,091
Depreciation and amortization	3,268	3,294	3,644	3,280
	34,042	40,957	41,351	35,085
Operating income	49,441	53,762	40,458	44,955
Net interest expense	15,905	16,439	21,260	14,978
Loss on extinguishment of debt	—	—	15,012	3,274
Income before income taxes	33,536	37,323	4,186	26,703
Provision for income taxes	12,844	4,531	1,056	10,702
Net income	20,692	32,792	3,130	16,001

Earnings per share:
Basic	$0.40	$0.64	$0.06	$0.31
Diluted	$0.40	$0.63	$0.06	$0.30

Weighted average shares outstanding:
Basic	51,222	51,463	51,806	51,893
Diluted	52,040	52,219	52,445	52,513

Comprehensive income, net of tax:
Currency translation adjustments	1	1,122	(2,694)	2,414
Total other comprehensive income (loss)	1	1,122	(2,694)	2,414
Comprehensive income	$20,693	$33,914	$436	$18,415

Year Ended March 31, 2013

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total revenues	$146,997	$161,855	$160,232	$154,513
Cost of sales (exclusive of depreciation shown below)	63,393	71,310	75,235	66,443
Gross profit	83,604	90,545	84,997	88,070

Operating expenses
Advertising and promotion	20,325	23,508	23,538	23,259
General and administrative	16,151	12,585	11,378	11,353
Depreciation and amortization	3,295	3,296	3,359	3,285
	39,771	39,389	38,275	37,897
Operating income	43,833	51,156	46,722	50,173
Net interest expense	19,848	19,660	26,661	18,238
Loss on extinguishment of debt	—	—	—	1,443
Income before income taxes	23,985	31,496	20,061	30,492
Provision for income taxes	9,330	12,252	7,804	11,143
Net income (loss)	14,655	19,244	12,257	19,349

Earnings per share:
Basic	$0.29	$0.38	$0.24	$0.38
Diluted	$0.29	$0.38	$0.24	$0.37

Weighted average shares outstanding:
Basic	50,342	50,364	50,686	51,147
Diluted	51,106	51,225	51,523	51,913

Comprehensive income, net of tax:
Currency translation adjustments	(42)	66	(1)	(114)
Total other comprehensive income (loss)	(42)	66	(1)	(114)
Comprehensive income	$14,613	$19,310	$12,256	$19,235

22. Condensed Consolidating Financial Statements

As described in Note 10, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2013 Senior Notes and the 2012 Senior Notes, including, without limitation, the obligation to pay principal and interest with respect to the 2013 Senior Notes and the 2012 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2013 Senior Notes and the 2012 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2013 Senior Notes and the 2012 Senior Notes. Although holders of the 2013 Senior Notes and the 2012 Senior Notes will be direct creditors of the guarantors of the 2013 Senior Notes and the 2012 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2013 Senior Notes or the 2012 Senior Notes and such subsidiaries will not be obligated with respect to the 2013 Senior Notes or the 2012 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2013 Senior Notes and the 2012 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of March 31, 2014 and 2013 and Condensed Consolidating Income and Comprehensive Income Statements and Condensed Consolidating Statements of Cash Flows for each year in the three year period ended March 31, 2014. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$98,278	$478,069	$23,286	$(2,679)	$596,954
Other revenues	—	295	4,886	1,639	(1,893)	4,927
Total Revenues	—	98,573	482,955	24,925	(4,572)	601,881

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	37,272	218,692	9,428	(3,562)	261,830
Gross profit	—	61,301	264,263	15,497	(1,010)	340,051

Advertising and promotion	—	10,992	73,314	5,162	—	89,468
General and administrative	3,140	8,026	34,469	2,846	—	48,481
Depreciation and amortization	2,994	577	9,715	200	—	13,486
Total operating expenses	6,134	19,595	117,498	8,208	—	151,435

Operating income (loss)	(6,134)	41,706	146,765	7,289	(1,010)	188,616

Other (income) expense
Interest income	(48,730)	(57,446)	(2,327)	(382)	108,825	(60)
Interest expense	34,436	68,642	72,064	2,325	(108,825)	68,642
Loss on extinguishment of debt	—	18,286	—	—	—	18,286
Equity in income of subsidiaries	(66,739)	(53,836)	(4,052)	—	124,627	—
Total other expense (income)	(81,033)	(24,354)	65,685	1,943	124,627	86,868

Income (loss) before income taxes	74,899	66,060	81,080	5,346	(125,637)	101,748

Provision for income taxes	2,284	3,500	22,055	1,294	—	29,133
Net income (loss)	72,615	62,560	59,025	4,052	(125,637)	72,615

Comprehensive income, net of tax:
Currency translation adjustments	843	843	843	843	(2,529)	843
Total other comprehensive income (loss)	843	843	843	843	(2,529)	843
Comprehensive income (loss)	$73,458	$63,403	$59,868	$4,895	$(128,166)	$73,458

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$102,706	$513,017	$4,671	$—	$620,394
Other revenues	—	278	3,158	1,517	(1,750)	3,203
Total Revenues	—	102,984	516,175	6,188	(1,750)	623,597

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	39,333	236,795	2,003	(1,750)	276,381
Gross profit	—	63,651	279,380	4,185	—	347,216

Advertising and promotion	—	12,605	76,599	1,426	—	90,630
General and administrative	5,127	6,917	38,713	710	—	51,467
Depreciation and amortization	1,346	569	11,261	59	—	13,235
Total operating expenses	6,473	20,091	126,573	2,195	—	155,332

Operating income (loss)	(6,473)	43,560	152,807	1,990	—	191,884

Other (income) expense
Interest income	(30,561)	(57,496)	—	(1)	88,045	(13)
Interest expense	34,671	84,420	53,374	—	(88,045)	84,420
Loss on extinguishment of debt	—	1,443	—	—	—	1,443
Equity in income of subsidiaries	(72,295)	(65,784)	(1,482)	—	139,561	—
Total other expense (income)	(68,185)	(37,417)	51,892	(1)	139,561	85,850

Income (loss) before income taxes	61,712	80,977	100,915	1,991	(139,561)	106,034

Provision (benefit) for income taxes	(3,793)	5,807	38,006	509	—	40,529
Net income (loss)	65,505	75,170	62,909	1,482	(139,561)	65,505

Comprehensive income, net of tax:
Currency translation adjustments	(91)	—	—	(91)	91	(91)
Total other comprehensive (loss) income	(91)	—	—	(91)	91	(91)
Comprehensive income (loss)	$65,414	$75,170	$62,909	$1,391	$(139,470)	$65,414

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$100,542	$333,407	$3,889	$—	$437,838
Other revenues	—	229	3,212	1,475	(1,669)	3,247
Total Revenues	—	100,771	336,619	5,364	(1,669)	441,085

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	36,658	177,112	1,600	(1,669)	213,701
Gross profit	—	64,113	159,507	3,764	—	227,384

Advertising and promotion	—	11,918	43,906	1,303	—	57,127
General and administrative	17,181	10,059	28,698	762	—	56,700
Depreciation and amortization	538	570	9,556	70	—	10,734
Total operating expenses	17,719	22,547	82,160	2,135	—	124,561

Operating (loss) income	(17,719)	41,566	77,347	1,629	—	102,823

Other (income) expense
Interest income	(50,357)	(44,269)	—	(221)	94,829	(18)
Interest expense	35,004	76,341	24,822	—	(94,829)	41,338
Gain on settlement	(5,063)	—	—	—	—	(5,063)
Loss on extinguishment of debt	—	5,409	—	—	—	5,409
Equity in income of subsidiaries	(35,571)	(37,192)	(1,313)	—	74,076	—
Total other expense (income)	(55,987)	289	23,509	(221)	74,076	41,666

Income (loss) before income taxes	38,268	41,277	53,838	1,850	(74,076)	61,157

Provision for income taxes	1,056	1,599	20,565	725	—	23,945
Net income (loss)	37,212	39,678	33,273	1,125	(74,076)	37,212

Comprehensive income, net of tax:
Currency translation adjustments	(13)	—	—	13	(13)	(13)
Total other comprehensive (loss) income	(13)	—	—	13	(13)	(13)
Comprehensive income	$37,199	$39,678	$33,273	$1,138	$(74,089)	$37,199

Condensed Consolidating Balance Sheet
March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$24,644	$—	$—	$3,687	$—	$28,331
Accounts receivable, net	473	14,245	45,885	4,447	—	65,050
Inventories	—	14,357	46,309	5,930	(1,010)	65,586
Deferred income tax assets	260	925	4,914	445	—	6,544
Prepaid expenses and other current assets	8,004	113	2,898	659	—	11,674
Total current assets	33,381	29,640	100,006	15,168	(1,010)	177,185

Property and equipment, net	8,966	112	226	293	—	9,597
Goodwill	—	66,007	101,540	23,364	—	190,911
Intangible assets, net	—	192,861	1,169,943	32,013	—	1,394,817
Other long-term assets	—	23,153	—	—	—	23,153
Intercompany receivable	655,146	1,824,482	656,759	13,595	(3,149,982)	—
Investment in subsidiary	1,497,357	749,947	34,562	—	(2,281,866)	—
Total Assets	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,416	$7,658	$33,553	$2,659	$—	$48,286
Accrued interest payable	—	9,626	—	—	—	9,626
Other accrued liabilities	7,728	2,117	13,443	3,158	—	26,446
Total current liabilities	12,144	19,401	46,996	5,817	—	84,358

Long-term debt
Principal amount	—	937,500	—	—	—	937,500
Less unamortized discount	—	(3,086)	—	—	—	(3,086)
Long-term debt, net of unamortized discount	—	934,414	—	—	—	934,414

Deferred income tax liabilities	—	56,827	156,327	50	—	213,204
Other long-term liabilities	—	—	—	327	—	327
Intercompany payable	1,619,346	451,497	1,037,105	42,034	(3,149,982)	—
Total Liabilities	1,631,490	1,462,139	1,240,428	48,228	(3,149,982)	1,232,303

Stockholders' Equity
Common Stock	520	—	—	—	—	520
Additional paid-in capital	414,387	1,280,945	681,503	23,815	(1,986,263)	414,387
Treasury stock, at cost - 206 shares	(1,431)	—	—	—	—	(1,431)
Accumulated other comprehensive income (loss), net of tax	739	739	739	739	(2,217)	739
Retained earnings (accumulated deficit)	149,145	142,379	140,366	11,651	(294,396)	149,145
Total Stockholders' Equity	563,360	1,424,063	822,608	36,205	(2,282,876)	563,360
Total Liabilities and Stockholders' Equity	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Condensed Consolidating Balance Sheet
March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,720	$—	$—	$950	$—	$15,670
Accounts receivable, net	21	13,875	58,345	812	—	73,053
Inventories	—	11,164	48,474	563	—	60,201
Deferred income tax assets	218	855	5,276	—	—	6,349
Prepaid expenses and other current assets	4,942	93	3,609	256	—	8,900
Total current assets	19,901	25,987	115,704	2,581	—	164,173

Property and equipment, net	9,609	34	253	—	—	9,896
Goodwill	—	66,007	101,539	—	—	167,546
Intangible assets, net	—	193,396	1,179,524	320	—	1,373,240
Other long-term assets	—	24,944	—	—	—	24,944
Intercompany receivable	653,049	1,911,573	415,587	7,316	(2,987,525)	—
Investment in subsidiary	1,429,775	638,611	7,067	—	(2,075,453)	—
Total Assets	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,601	$10,600	$37,695	$480	$—	$51,376
Accrued interest payable	—	13,894	—	—	—	13,894
Other accrued liabilities	12,694	1,684	16,107	913	—	31,398
Total current liabilities	15,295	26,178	53,802	1,393	—	96,668

Long-term debt
Principal amount	—	978,000	—	—	—	978,000
Less unamortized discount	—	(7,100)	—	—	—	(7,100)
Long-term debt, net of unamortized discount	—	970,900	—	—	—	970,900

Deferred income tax liabilities	—	55,291	138,924	73	—	194,288
Intercompany payable	1,619,096	447,419	920,865	145	(2,987,525)	—
Total Liabilities	1,634,391	1,499,788	1,113,591	1,611	(2,987,525)	1,261,856

Stockholders' Equity
Preferred share rights	283	—	—	—	—	283
Common Stock	513	—	—	—	—	513
Additional paid-in capital	401,691	1,280,945	624,742	1,111	(1,906,798)	401,691
Treasury stock, at cost - 181 shares	(687)	—	—	—	—	(687)
Accumulated other comprehensive (loss) income, net of tax	(104)	—	—	(104)	104	(104)
Retained earnings (accumulated deficit)	76,247	79,819	81,341	7,599	(168,759)	76,247
Total Stockholders' Equity	477,943	1,360,764	706,083	8,606	(2,075,453)	477,943
Total Liabilities and Stockholders’ Equity	$2,112,334	$2,860,552	$1,819,674	$10,217	$(5,062,978)	$1,739,799

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$72,615	$62,560	$59,025	$4,052	$(125,637)	$72,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,994	577	9,715	200	—	13,486
Deferred income taxes	(42)	1,466	17,765	(177)	—	19,012
Amortization of deferred financing costs	—	7,102	—	—	—	7,102
Stock-based compensation costs	5,146	—	—	—	—	5,146
Loss on extinguishment of debt	—	18,286	—	—	—	18,286
Premium payment of 2010 Senior notes	—	(15,527)	—	—	—	(15,527)
Amortization of debt discount	—	3,410	—	—	—	3,410
Gain on disposal of equipment	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(66,739)	(53,836)	(4,052)	—	124,627	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(452)	(370)	12,460	(1,903)	—	9,735
Inventories	—	(3,193)	2,165	(2,832)	1,010	(2,850)
Prepaid expenses and other current assets	(3,062)	(20)	711	241	—	(2,130)
Accounts payable	1,815	(2,942)	(4,142)	628	—	(4,641)
Accrued liabilities	(4,966)	(3,835)	(2,664)	(594)	—	(12,059)
Net cash provided by (used in) operating activities	7,309	13,678	90,980	(385)	—	111,582

Investing Activities
Purchases of property and equipment	(2,351)	(119)	(108)	(186)	—	(2,764)
Proceeds from the sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash (used in) provided by investing activities	(2,351)	(55,334)	(105)	(186)	—	(57,976)

Financing Activities
Proceeds from issuance of 2013 Senior notes	—	400,000	—	—	—	400,000
Payment of 2010 Senior Notes	—	(250,000)	—	—	—	(250,000)
Repayment of 2012 Term Loan	—	(157,500)	—	—	—	(157,500)
Payment of deferred financing costs	—	(7,466)	—	—	—	(7,466)
Repayments under revolving credit facility	—	(83,000)	—	—	—	(83,000)
Borrowings under revolving credit facility	—	50,000	—	—	—	50,000
Proceeds from exercise of stock options	5,907	—	—	—	—	5,907
Excess tax benefits from share-based awards	1,650	—	—	—	—	1,650
Fair value of shares surrendered as payment of tax withholding	(744)	—	—	—	—	(744)
Intercompany activity, net	(1,847)	89,622	(90,875)	3,100	—	—
Net cash (used in) provided by financing activities	4,966	41,656	(90,875)	3,100	—	(41,153)

Effects of exchange rate changes on cash and cash equivalents	—	—	—	208	—	208
Increase in cash and cash equivalents	9,924	—	—	2,737	—	12,661
Cash and cash equivalents - beginning of year	14,720	—	—	950	—	15,670

Cash and cash equivalents - end of year	$24,644	$—	$—	$3,687	$—	$28,331

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$65,505	$75,170	$62,909	$1,482	$(139,561)	$65,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,346	569	11,261	59	—	13,235
Deferred income taxes	138	4,341	21,036	(10)	—	25,505
Amortization of deferred financing costs	—	9,832	—	—	—	9,832
Stock-based compensation costs	3,772	—	—	—	—	3,772
Loss on extinguishment of debt	—	1,443	—	—	—	1,443
Amortization of debt discount	—	4,632	—	—	—	4,632
Lease termination costs	975	—	—	—	—	975
Loss on disposal of equipment	82	—	21	—	—	103
Equity in income of subsidiaries	(72,295)	(65,784)	(1,482)	—	139,561	—
Changes in operating assets and liabilities
Accounts receivable	4	(373)	(12,391)	(122)	—	(12,882)
Inventories	—	(3,066)	(6,360)	84	—	(9,342)
Prepaid expenses and other current assets	3,160	(37)	(135)	108	—	3,096
Accounts payable	(1,930)	5,784	20,687	136	—	24,677
Accrued liabilities	(39)	2	7,069	22	—	7,054
Net cash provided by operating activities	718	32,513	102,615	1,759	—	137,605

Investing Activities
Purchases of property and equipment	(10,268)	—	—	—	—	(10,268)
Proceeds from the sale of property and equipment	—	—	15	—	—	15
Proceeds from the sale of the Phazyme brand	—	—	21,700	—	—	21,700
Acquisition of brands from GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash provided by (used in) investing activities	(10,494)	—	21,715	—	—	11,221

Financing Activities
Repayments of long-term debt	—	(190,000)	—	—	—	(190,000)
Repayments under revolving credit agreement	—	(15,000)	—	—	—	(15,000)
Borrowings under revolving credit agreement	—	48,000	—	—	—	48,000
Payment of deferred financing costs	—	(1,146)	—	—	—	(1,146)
Proceeds from exercise of stock options	6,029	—	—	—	—	6,029
Intercompany activity, net	246	125,633	(124,330)	(1,549)	—	—
Net cash (used in) provided by financing activities	6,275	(32,513)	(124,330)	(1,549)	—	(152,117)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(54)	—	(54)
(Decrease) increase in cash and cash equivalents	(3,501)	—	—	156	—	(3,345)
Cash and cash equivalents - beginning of year	18,221	—	—	794	—	19,015

Cash and cash equivalents - end of year	$14,720	$—	$—	$950	$—	$15,670

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2012

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$37,212	$39,678	$33,273	$1,125	$(74,076)	$37,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	538	570	9,556	70	—	10,734
Deferred income taxes	290	3,514	10,000	(11)	—	13,793
Amortization of deferred financing costs	—	1,630	—	—	—	1,630
Stock-based compensation costs	3,078	—	—	—	—	3,078
Loss on extinguishment of debt	—	5,409	—	—	—	5,409
Amortization of debt discount	—	1,030	—	—	—	1,030
Equity in income of subsidiaries	(35,571)	(37,192)	(1,313)	—	74,076	—
Changes in operating assets and liabilities
Accounts receivable	(12)	(3,412)	(12,367)	(63)	—	(15,854)
Inventories	—	1,459	2,252	(1)	—	3,710
Prepaid expenses and other current assets	(3,598)	(20)	968	(359)	—	(3,009)
Accounts payable	2,611	(1,598)	4,139	(25)	—	5,127
Accrued liabilities	417	2,984	856	335	—	4,592
Net cash provided by operating activities	4,965	14,052	47,364	1,071	—	67,452

Investing Activities
Purchases of equipment	(367)	—	(239)	—	—	(606)
Proceeds from escrow of Blacksmith acquisition	—	—	1,200	—	—	1,200
Acquisition of GSK Brands	—	—	(662,800)	—	—	(662,800)
Intercompany activity, net	1,200	(662,800)	661,600	—	—	—
Net cash (used in) provided by investing activities	833	(662,800)	(239)	—	—	(662,206)

Financing Activities
Proceeds from issuance of 2012 Senior notes	—	250,000	—	—	—	250,000
Repayment of 2010 Senior Term Loan	—	(242,000)	—	—	—	(242,000)
Proceeds from issuance of 2012 Term Loan and 2010 Term Loan	—	650,100	—	—	—	650,100
Payment of deferred financing costs	—	(33,284)	—	—	—	(33,284)
Repayment of 2012 Term Loan	—	(25,000)	—	—	—	(25,000)
Proceeds from exercise of stock options	889	—	—	—	—	889
Shares surrendered as payment of tax withholding	(271)	—	—	—	—	(271)
Intercompany activity, net	(893)	48,932	(47,125)	(914)	—	—
Net cash provided by (used in) financing activities	(275)	648,748	(47,125)	(914)	—	600,434

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Increase in cash	5,523	—	—	158	—	5,681
Cash and cash equivalents - beginning of year	12,698	—	—	636	—	13,334

Cash and cash equivalents - end of year	$18,221	$—	$—	$794	$—	$19,015

23. Subsequent Events

Share based compensation:

On May 12, 2014, the Compensation Committee of our Board of Directors granted 96,638 shares of restricted common stock units and stock options to acquire 307,490 shares of our common stock to certain executive officers and employees under the Plan. 75,638 shares of restricted common stock units vest in their entirety on the three-year anniversary of the date of grant and 21,000 shares of restricted common stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $33.50 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted common stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.

Acquisition of Hydralyte:

On April 30, 2014, we completed the acquisition of Hydralyte in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia. As of the date of this Annual Report on Form 10−K, we have not yet completed the initial accounting for the acquisition, and the acquisition date fair values of the acquired assets and assumed liabilities have not yet been determined. Hydralyte is the leading OTC brand in oral rehydration in Australia, and will be marketed and sold through Care Pharmaceuticals. Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and ailments. We funded this acquisition with a combination of cash on the balance sheet and our existing credit facility.

Acquisition of Insight Pharmaceuticals:

On April 25, 2014, we announced that we had entered into a definitive agreement for the acquisition of Insight Pharmaceuticals Corporation, a marketer and distributor of feminine care and other OTC healthcare products for $750 million in cash. As of the date of this Annual Report on Form 10−K, we have not yet completed the initial accounting for the acquisition, and the acquisition date fair values of the acquired assets and assumed liabilities have not yet been determined. We anticipate closing on this transaction during the first half of this fiscal year, subject to customary closing conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. Financing for the transaction is expected from a combination of cash on the balance sheet, use of the 2012 ABL Revolver , and an add-on to our 2012 Term Loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act as of March 31, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2014 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 55 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2014 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2014 Proxy Statement under the headings “Executive Compensation and Other Matters” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2014 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2014 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2014 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 56 through 100 and page 105) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2014
Consolidated Balance Sheets at March 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2014
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2014
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

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ RONALD M. LOMBARDI
Name:	Ronald M. Lombardi
Title:	Chief Financial Officer
Date:	May 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW M. MANNELLY	Director, President and Chief Executive Officer	May 19, 2014
Matthew M. Mannelly	(Principal Executive Officer)

/s/ RONALD M. LOMBARDI	Chief Financial Officer	May 19, 2014
Ronald M. Lombardi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 19, 2014
John E. Byom

/s/ GARY E. COSTLEY	Director	May 19, 2014
Gary E. Costley

/s/ CHARLES J. HINKATY	Director	May 19, 2014
Charles J. Hinkaty

/s/ CARL J. JOHNSON	Director	May 19, 2014
Carl J. Johnson

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense		Deductions	Other	Balance at End of Year
Year Ended March 31, 2014
Reserves for sales returns and allowance	$6,446	$38,314		$(37,365)	$—	$7,395
Reserves for trade promotions	8,523	39,967		(42,389)	—	6,101
Reserves for consumer coupon redemptions	4,249	2,755		(5,262)	—	1,742
Allowance for doubtful accounts	863	134		(6)	44	1,035

Year Ended March 31, 2013
Reserves for sales returns and allowance	4,257	33,165		(30,976)	—	6,446
Reserves for trade promotions	5,506	41,041		(38,024)	—	8,523
Reserves for consumer coupon redemptions	3,509	8,282		(7,542)	—	4,249
Allowance for doubtful accounts	604	265		(6)	—	863

Year Ended March 31, 2012
Reserves for sales returns and allowance	6,208	23,457		(25,408)	—	4,257
Reserves for trade promotions	4,853	32,185	(1)	(31,532)	—	5,506
Reserves for consumer coupon redemptions	2,723	7,180	(1)	(6,394)	—	3,509
Allowance for doubtful accounts	444	200		(40)	—	604

(1)	We increased our reserves for Trade Promotion and Consumer Coupon Redemption by $3.0 million and $2.0 million, respectively, in an effort to gain market share for the PediaCare brand.

EXHIBIT INDEX

Exhibit No.	Description
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

2.5	Stock Purchase Agreement, dated April 25, 2014, by and among Medtech Products Inc., Insight Pharmaceuticals Corporation, SPC Partners IV, L.P. and the other seller parties thereto.*
3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).+
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc., as amended (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).+
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
4.2
Second Supplemental Indenture, dated December 17, 2013 by and among Prestige Brands, Inc. the guarantors party thereto from time to time and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013).+

4.3
Indenture, dated as of January 31, 2012, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 8.125% Senior Notes Due 2020 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012). +

4.4	Form of 8.125% Senior Note due 2020 (contained in Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the SEC May 18, 2012).+
4.5
Indenture, dated as of December 17, 2013, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 5.375% Senior Notes Due 2021 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2014).+

4.6	Form of 5.375% Senior Note due 2021 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2014).+
10.1
Note Purchase Agreement entered into on January 24, 2012 with respect to the sale by Prestige Brands, Inc., as issuer, of $250.0 million in aggregate principal amount of 8.125% Senior Notes due 2020 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.2
Registration Rights Agreement, dated as of January 31, 2012, among Prestige Brands, Inc., the Company, and certain subsidiaries of the Company, as guarantors, and Morgan Stanley & Co., LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Deutsche Bank Securities Inc. (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.3
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among
Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.4
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013).+

10.5
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.6
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.7
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.8
Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013).+

10.9	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).+
10.10
Executive Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.1 to the Company's Quarterly Report on Form10-Q filed with the SEC on November 6, 2009).+@

10.11
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+@

10.12
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+@

10.13
Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+@

10.14
Executive Employment Agreement, dated as of December 6, 2010, between Prestige Brands Holdings, Inc. and Ronald M. Lombardi (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).+@

10.15
Executive Employment Agreement, dated as of March 4, 2011, between Prestige Brands Holdings, Inc. and Paul Hennessey (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+@

10.16
Executive Employment Agreement, dated as of February 29, 2012, by and between Prestige Brands Holdings, Inc. and Samuel C. Cowley (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+@

10.17
Executive Employment Agreement, dated as of April 1, 2013, between Prestige Brands Holdings, Inc. and Paul Migaki (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013). +@

10.18	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.19	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).+#
10.20	Form of Nonqualified Stock Option Agreement.*#
10.21	Form of Award Agreement for Restricted Stock Units.*#
10.22	Form of Director Indemnification Agreement(filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+@
10.23	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+@
10.24
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008).+†

10.25
First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+†

10.26
Transitional Manufacturing and Supply Agreement, dated January 31, 2012 between Medtech Products Inc. and GlaxoSmithKline Consumer Healthcare L.P. (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+†

10.27	Prestige Brands Holdings, Inc. Summary of Director Compensation Program (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012). +#
10.28
 Supply Agreement, dated as of July 1, 2012, among Medtech Products Inc. and Pharmacare Limited T/A Aspen Pharmacare (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

10.29	Supply Agreement, dated as of November 16, 2012, among Medtech Products Inc. and BestSweet Inc (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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