Form 10-Q
period 2014-06-30
Prestige Brands Holdings, Inc.
filed 2014-08-07
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes  ☐ No ☒
As of August 4, 2014, there were 51,970,741 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2014	2013
Revenues
Net sales	$144,541	$141,642
Other revenues	1,161	870
Total revenues	145,702	142,512

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	63,836	59,488
Gross profit	81,866	83,024

Operating Expenses
Advertising and promotion	19,096	18,681
General and administrative	17,006	11,634
Depreciation and amortization	2,961	3,268
Total operating expenses	39,063	33,583
Operating income	42,803	49,441

Other (income) expense
Interest income	(32)	(3)
Interest expense	14,685	15,908
Total other expense	14,653	15,905
Income before income taxes	28,150	33,536
Provision for income taxes	11,418	12,844
Net income	$16,732	$20,692

Earnings per share:
Basic	$0.32	$0.40
Diluted	$0.32	$0.40

Weighted average shares outstanding:
Basic	51,956	51,222
Diluted	52,533	52,040

Comprehensive income, net of tax:
Currency translation adjustments	$2,726	$1
Total other comprehensive income	2,726	1
Comprehensive income	$19,458	$20,693
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands) Assets	June 30, 2014	March 31, 2014
Current assets
Cash and cash equivalents	$15,675	$28,331
Accounts receivable, net	58,238	65,050
Inventories	66,171	65,586
Deferred income tax assets	6,118	6,544
Prepaid expenses and other current assets	13,895	11,674
Total current assets	160,097	177,185

Property and equipment, net	10,673	9,597
Goodwill	192,632	190,911
Intangible assets, net	1,468,172	1,394,817
Other long-term assets	22,376	23,153
Total Assets	$1,853,950	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$45,279	$48,286
Accrued interest payable	9,449	9,626
Other accrued liabilities	23,591	26,446
Total current liabilities	78,319	84,358

Long-term debt
Principal amount	972,500	937,500
Less unamortized discount	(2,942)	(3,086)
Long-term debt, net of unamortized discount	969,558	934,414

Deferred income tax liabilities	219,908	213,204
Other long-term liabilities	358	327
Total Liabilities	1,268,143	1,232,303

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 52,209 shares at June 30, 2014 and 52,021 shares at March 31, 2014	522	520
Additional paid-in capital	418,488	414,387
Treasury stock, at cost - 240 shares at June 30, 2014 and 206 shares at March 31, 2014	(2,545)	(1,431)
Accumulated other comprehensive income, net of tax	3,465	739
Retained earnings	165,877	149,145
Total Stockholders' Equity	585,807	563,360
Total Liabilities and Stockholders' Equity	$1,853,950	$1,795,663
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2014	2013
Operating Activities
Net income	$16,732	$20,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,961	3,268
Deferred income taxes	7,140	6,797
Amortization of deferred financing costs	851	892
Stock-based compensation costs	1,858	1,193
Amortization of debt discount	144	345
(Gain) on sale or disposal of property and equipment	—	(2)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	6,956	11,070
Inventories	1,540	(6,716)
Prepaid expenses and other current assets	(2,203)	187
Accounts payable	(3,096)	(9,147)
Accrued liabilities	(3,212)	(5,781)
Net cash provided by operating activities	29,671	22,798

Investing Activities
Purchases of property and equipment	(496)	(1,364)
Proceeds from the sale of property and equipment	—	2
Acquisition of the Hydralyte brand	(77,991)	—
Net cash used in investing activities	(78,487)	(1,362)

Financing Activities
Repayments under revolving credit agreement	(30,000)	(18,000)
Borrowings under revolving credit agreement	65,000	—
Payment of deferred financing costs	(74)	(280)
Proceeds from exercise of stock options	1,294	309
Proceeds from restricted stock exercises	57	—
Excess tax benefits from share-based awards	950	452
Fair value of shares surrendered as payment of tax withholding	(1,171)	(278)
Net cash provided by (used in) financing activities	36,056	(17,797)

Effects of exchange rate changes on cash and cash equivalents	104	(3)
(Decrease) increase in cash and cash equivalents	(12,656)	3,636
Cash and cash equivalents - beginning of period	28,331	15,670
Cash and cash equivalents - end of period	$15,675	$19,306

Interest paid	$13,867	$14,826
Income taxes paid	$707	$657
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club, convenience, and dollar stores in the United States, Australia and Canada and in certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 9 to the Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2015”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2015.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Revision
We revised the classification of certain promotional expenses that were incurred in the prior year to correctly present the amounts as a reduction to net sales. The amounts were not material to any of the periods presented.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ materially from these estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, stock-based compensation, fair value of debt, sales returns and allowances, trade promotional allowances, inventory obsolescence, and the recognition of income taxes using an estimated annual effective tax rate.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at June 30, 2014 are uninsured.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $7.7 million for the three months ended June 30, 2014 and $6.6 million for the three months ended June 30, 2013.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for new distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these new distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

Stock-based Compensation
We recognize stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is recognized over the period a grantee is required to provide service in exchange for the award, generally referred to as the requisite service period.

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

Recently Issued Accounting Standards
In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the new guidance does not allow for a performance target that affects vesting to be reflected in estimating the fair value of the award at the grant date. The amendments to this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not have any outstanding share-based payments with a performance target. The adoption of ASU 2014-12 is not expected to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments in this update must be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on our Consolidated Financial Statements.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Acquisitions

Acquisition of Insight Pharmaceuticals
On April 25, 2014, we announced that we had entered into a definitive agreement for the acquisition of Insight Pharmaceuticals Corporation, a marketer and distributor of feminine care and other OTC healthcare products for $750.0 million in cash. As of the date of this filing, we have not yet completed the acquisition. We anticipate closing on this transaction during the second quarter of fiscal 2015, subject to customary closing conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. Financing for the transaction is expected to come from a combination of cash on the balance sheet, use of our existing revolving credit facility, and an amendment to our existing term loan facility.

Acquisition of the Hydralyte brand
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on the balance sheet and our existing senior secured credit facility.

Hydralyte is the leading OTC brand in oral rehydration in Australia, and is marketed and sold through our Care Pharmaceuticals Pty Ltd. subsidiary. Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and other ailments. Hydralyte is included in our International OTC Healthcare segment.

The Hydralyte acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the April 30, 2014 acquisition date.

(In thousands)	April 30, 2014

Inventories	$1,970
Property, plant and equipment, net	1,267
Goodwill	1,224
Intangible assets, net	73,580
Total assets acquired	78,041

Accrued expenses	38
Other long term liabilities	12
Total liabilities assumed	50
Net assets acquired	$77,991

Based on this analysis, we allocated $73.6 million to non-amortizable intangible assets and no allocation was made to amortizable intangible assets.

We also recorded goodwill of $1.2 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

Acquisition of Care Pharmaceuticals Pty Ltd.
On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. ("Care Pharma"), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also includes a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our OTC Healthcare portfolio and are included in our International OTC Healthcare segment.

The Care Pharma acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the July 1, 2013 acquisition date.

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable	1,658
Inventories	2,465
Deferred income taxes	283
Prepaids and other current assets	647
Property, plant and equipment	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,386

Accounts payable	1,537
Accrued expenses	2,788
Other long term liabilities	300
Total liabilities assumed	4,625
Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at June 30, 2014 was 14.5 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	June 30, 2014	March 31, 2014
Components of Accounts Receivable
Trade accounts receivable	$65,044	$73,632
Other receivables	1,470	1,360
	66,514	74,992
Less allowances for discounts, returns and uncollectible accounts	(8,276)	(9,942)
Accounts receivable, net	$58,238	$65,050

4.	Inventories

Inventories consist of the following:

(In thousands)	June 30, 2014	March 31, 2014
Components of Inventories
Packaging and raw materials	$1,973	$3,099
Work in process	93	—
Finished goods	64,105	62,487
Inventories	$66,171	$65,586

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $1.6 million and $1.1 million at June 30, 2014 and March 31, 2014, respectively, related to obsolete and slow-moving inventory. As part of the acquisition of the Hydralyte brand on April 30, 2014, we manufacture certain of the Hydralyte products in Australia.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	June 30, 2014	March 31, 2014
Components of Property and Equipment
Machinery	$3,241	$1,927
Computer equipment and software	9,310	8,923
Furniture and fixtures	1,957	1,858
Leasehold improvements	4,734	4,734
	19,242	17,442
Accumulated depreciation	(8,569)	(7,845)
Property and equipment, net	$10,673	$9,597

We recorded depreciation expense of $0.7 million and $0.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

6.	Goodwill

As described in Note 18 to the Consolidated Financial Statements, we have realigned our reportable segments with how we currently operate, review and evaluate the results of our business. A reconciliation of the activity affecting goodwill by reportable segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2014	$160,157	23,365	$7,389	$190,911
Additions	—	1,224	—	1,224
Effects of foreign currency exchange rates	—	497	—	497
Balance — June 30, 2014	$160,157	$25,086	$7,389	$192,632

As discussed in Note 2, on April 30, 2014, we completed the acquisition of the Hydralyte brand. In connection with this acquisition, we recorded goodwill of $1.2 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis, during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of the values assigned to goodwill and tests for impairment.

At March 31, 2014, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2014. As of June 30, 2014, there have been no triggering events that would indicate potential impairment of goodwill.

The discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Totals
Gross Carrying Amounts
Balance — March 31, 2014	$1,273,878	$204,740	$1,478,618
Additions	73,580	—	73,580
Reductions	—	—	—
Effects of foreign currency exchange rates	1,981	29	2,010
Balance — June 30, 2014	1,349,439	204,769	1,554,208

Accumulated Amortization
Balance — March 31, 2014	—	83,801	83,801
Additions	—	2,237	2,237
Reductions	—	—	—
Effects of foreign currency exchange rates	—	(2)	(2)
Balance — June 30, 2014	—	86,036	86,036

Intangible assets, net - June 30, 2014	$1,349,439	$118,733	$1,468,172

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,123,898	$91,407	$1,215,305
International OTC Healthcare	105,721	1,596	107,317
Household Cleaning	119,820	25,730	145,550
Intangible assets, net - June 30, 2014	$1,349,439	$118,733	$1,468,172

As discussed in Note 2, on April 30, 2014, we completed the acquisition of the Hydralyte brand. In connection with this acquisition, we allocated $73.6 million to intangible assets based on our preliminary analysis.

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to intangible assets and tests for impairment.

In a manner similar to goodwill, we completed our annual test for impairment of our indefinite-lived intangible assets during the three months ended March 31, 2014.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our brands exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of June 30, 2014 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the three months ended June 30, 2014.

The weighted average remaining life for finite-lived intangible assets at June 30, 2014 was approximately 13.3 years, and the amortization expense for the three months ended June 30, 2014 was $2.2 million. At June 30, 2014, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2015 (Remaining nine months ending March 31, 2015)	$6,715
2016	8,953
2017	8,953
2018	8,953
2019	8,953
Thereafter	76,206
$118,733

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2014	March 31, 2014

Accrued marketing costs	$11,271	$11,812
Accrued compensation costs	2,552	6,232
Accrued broker commissions	799	1,019
Income taxes payable	1,653	1,854
Accrued professional fees	1,257	2,002
Deferred rent	1,168	1,258
Accrued production costs	1,635	1,506
Other accrued liabilities	3,256	763
	$23,591	$26,446

9.	Long-Term Debt

2012 Senior Notes:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") issued $250.0 million of senior unsecured notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020 (the "2012 Senior Notes"). The Borrower may earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2012 Senior Notes.

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $45.0 million to $95.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25%. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, the Borrower entered into Amendment No. 1 (the "Amendment") to the 2012 Term Loan. The Amendment provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans' original maturity date. In addition, the Amendment provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with the Amendment, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 1.00%. For the three months ended June 30, 2014, the average interest rate on the 2012 Term Loan was 4.3%.
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

Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 4.2%.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2013 Senior Notes offering, we incurred $7.2 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2013 Senior Notes.
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

At any time prior to December 15, 2016, we may redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, on the 2013 Senior Notes plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any. On or after December 15, 2016, we may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2013 Senior Notes, the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At June 30, 2014, we were in compliance with the covenants under our long-term indebtedness.

At June 30, 2014, we had an aggregate of $22.4 million of unamortized debt issuance costs and $2.9 million of unamortized debt discount, the total of which is comprised of $9.7 million related to the 2012 Senior Notes, $6.8 million related to the 2013 Senior Notes, $7.6 million related to the 2012 Term Loan, and $1.2 million related to the 2012 ABL Revolver.

During the three months ended June 30, 2014, we borrowed a net amount of $35.0 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2014	March 31, 2014
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year, commencing June 15, 2014. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term Loan bearing interest at the Company's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on January 31, 2019.	287,500	287,500
2012 ABL Revolver bearing interest at the Company's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	35,000	—
	972,500	937,500
Current portion of long-term debt	—	—
	972,500	937,500
Less: unamortized discount	(2,942)	(3,086)
Long-term debt, net of unamortized discount	$969,558	$934,414

As of June 30, 2014, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2015 (remaining nine months ending March 31, 2015)	$—
2016	—
2017	35,000
2018	—
2019	287,500
Thereafter	650,000
$972,500

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2012 Term Loan, the 2013 Senior Notes, the 2012 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At June 30, 2014 and March 31, 2014, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At June 30, 2014 and March 31, 2014, the carrying value of our 2013 Senior Notes was $400.0 million. The fair value of our 2013 Senior Notes was $409.0 million and $408.5 million at June 30, 2014 and March 31, 2014, respectively.

At June 30, 2014 and March 31, 2014, the carrying value of our 2012 Senior Notes was $250.0 million. The fair value of our 2012 Senior Notes was $277.8 million and $280.6 million at June 30, 2014 and March 31, 2014, respectively.

At June 30, 2014 and March 31, 2014, the carrying value of the 2012 Term Loan was $287.5 million. The fair value of the 2012 Term Loan was $288.2 million and $288.9 million at June 30, 2014 and March 31, 2014, respectively.

At June 30, 2014, the carrying value and fair value of the 2012 ABL Revolver was $35.0 million. There were no outstanding borrowings under the 2012 ABL Revolver at March 31, 2014.

11.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2014.

During the three months ended June 30, 2014 and June 30, 2013, we repurchased 33,740 shares and 10,726 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases were at an average price of $33.03. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive Income

The table below presents accumulated other comprehensive income (“AOCI”), which is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at June 30, 2014 and March 31, 2014:

	June 30,	March 31,
(In thousands)	2014	2014
Components of Accumulated Other Comprehensive Income
Cumulative translation adjustment	$3,465	$739
Total accumulated other comprehensive income, net of tax	$3,465	$739

13.	Earnings Per Share

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

	Three Months Ended June 30,
(In thousands, except per share data)	2014	2013
Numerator
Net income	$16,732	$20,692

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,956	51,222
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	577	818
Denominator for diluted earnings per share	52,533	52,040

Earnings per Common Share:
Basic net earnings per share	$0.32	$0.40

Diluted net earnings per share	$0.32	$0.40

For the three months ended June 30, 2014 and 2013, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months ended June 30, 2014, pre-tax share-based compensation costs charged against income were $1.9 million and the related income tax benefit recognized was $0.7 million. During the three months ended June 30, 2013, pre-tax share-based compensation costs charged against income were $1.2 million and the related income tax benefit recognized was $0.5 million.

Restricted Shares

Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals by the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant, unless specified differently on the date of grant. Termination of employment prior to vesting will result in forfeiture of the restricted stock units. The restricted stock units granted to directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. Upon vesting, the units will be settled in shares of our common stock.

On May 12, 2014, the Compensation Committee of our Board of Directors granted 96,638 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 75,638 restricted stock units vest in their entirety on the three-year anniversary of the date of grant and 21,000 restricted stock units vest 33.3% per year over three years.

The fair value of the restricted stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted stock units granted during the three months ended June 30, 2014 and 2013 was $33.50 and $29.94, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2013
Outstanding at March 31, 2013	421.3	$11.01
Granted	113.6	29.94
Vested and issued	(27.7)	9.03
Forfeited	(3.6)	13.24
Outstanding at June 30, 2013	503.6	15.38
Vested at June 30, 2013	83.1	9.63

Three months ended June 30, 2014:
Outstanding at March 31, 2014	437.5	$16.76
Granted	96.6	33.50
Vested and issued	(93.7)	15.12
Forfeited	(14.4)	20.78
Outstanding at June 30, 2014	426.0	20.78
Vested at June 30, 2014	69.6	9.34

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from management's estimates and consideration of information derived from the public filings of companies similar to us and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option.  On May 12, 2014, the Compensation Committee of our Board of Directors granted stock options to acquire 307,490 shares of our common stock to certain executive officers and employees under the Plan. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $33.50 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.

The weighted-average grant-date fair value of the options granted during the three months ended June 30, 2014 and 2013 was $15.93 and $13.94, respectively.

	Three Months Ended June 30,
	2014	2013
Expected volatility	47.3%	48.0%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.3%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2013:
Outstanding at March 31, 2013	1,386.4	$10.43
Granted	227.7	29.94
Exercised	(25.0)	12.40
Forfeited or expired	(8.0)	13.24
Outstanding at June 30, 2013	1,581.1	13.19	6.2	$9,840
Exercisable at June 30, 2013	515.9	11.27	7.2	3,715

Three months ended June 30, 2014:
Outstanding at March 31, 2014	994.9	$15.24
Granted	307.5	33.50
Exercised	(93.8)	13.80
Forfeited or expired	(31.6)	25.49
Outstanding at June 30, 2014	1,177.0	19.85	7.8	$16,527
Exercisable at June 30, 2014	375.1	15.23	7.3	6,998

The aggregate intrinsic value of options exercised in the three months ended June 30, 2014 was $1.9 million.

At June 30, 2014, there were $8.7 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of options and restricted shares vested during the three months ended June 30, 2014 and 2013 was $4.7 million and $1.9 million, respectively.  For the three months ended June 30, 2014 and 2013, cash received from the exercise of stock options was $1.3 million and $0.3 million, respectively, and we realized $1.0 million and $0.5 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At June 30, 2014, there were 1.2 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rate used in the calculation of income taxes was 40.6% and 38.3% for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in the effective tax rate for the three months ended June 30, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions.

At June 30, 2014, a wholly-owned subsidiary had a net operating loss carryforward of approximately $0.9 million, which may be used to offset future taxable income of the consolidated group and which begins to expire in 2020.  The net operating loss carryforward is subject to an annual limitation as to usage of approximately $0.2 million pursuant to Internal Revenue Code Section 382.

We had no change in our uncertain tax liability during the three months ended June 30, 2014. Therefore, the balance in our uncertain tax liability was $1.2 million at June 30, 2014 and March 31, 2014. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

16. Commitments and Contingencies

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

Lease Commitments
We have operating leases for office facilities and equipment in New York and Wyoming, which expire at various dates through fiscal 2021. In anticipation of the closing of the acquisition of Insight Pharmaceuticals that we announced in April we will require additional office space. Therefore, in the first quarter of fiscal 2015, we amended our existing New York office lease to include an additional 15,470 square feet beginning September 2014 and extended the expiration of the combined lease through August 2020. These amounts have been included in the schedule below.

The following summarizes future minimum lease payments for our operating leases as of June 30, 2014:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2015 (Remaining nine months ending March 31, 2015)	$947	$150	$1,097
2016	1,189	160	1,349
2017	1,346	74	1,420
2018	1,423	—	1,423
2019	1,423	—	1,423
Thereafter	2,198	—	2,198
	$8,526	$384	$8,910

Rent expense for each of the three months ended June 30, 2014 and 2013 was $0.4 million and $0.3 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2015 (Remaining nine months ending March 31, 2015)	$826
2016	1,074
2017	1,044
2018	1,013
2019	982
Thereafter	560
$5,499

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During the three months ended June 30, 2014, approximately 42.0% of our total revenues were derived from our five top selling brands.  During the three months ended June 30, 2013, approximately 44.4% of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 19.2% of our gross revenues for the three months ended June 30, 2014, and approximately 12.5% of our gross revenues for the three months ended June 30, 2013. At June 30, 2014, approximately 22.4% of accounts receivable were owed by the same customer.

We manage product distribution in the continental United States through a third-party distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage our inventories and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time that it takes us to reopen or replace our distribution center and inventory levels.  As a result, any such disruption could have a material adverse effect on our business, sales and profitability.

At June 30, 2014, we had relationships with 61 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 84.5% of gross sales for the three months ended June 30, 2014. At June 30, 2013, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 79.6% of gross sales for the three months ended June 30, 2013. The fact that we do not have long-term contracts with certain manufacturers means they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

18. Business Segments

Beginning April 1, 2014, we began managing and reporting certain of our businesses separately and have therefore realigned our reportable segments to align with how we manage and evaluate the results of our business. These reportable segments consist of (i) North American OTC Healthcare (ii) International OTC Healthcare and (iii) Household Cleaning. The results of our previously reported OTC Healthcare segment is now separated into two reporting segments, the North American OTC Healthcare segment and the International OTC Healthcare segment, largely to reflect our international expansion due to recent acquisitions. Prior year amounts were reclassified to conform to the current reportable segments discussed above. Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and promotional expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$110,973	$13,692	$20,593	$145,258
Elimination of intersegment revenues	(717)	—	—	(717)
Third-party segment revenues	110,256	13,692	20,593	144,541
Other revenues	177	35	949	1,161
Total segment revenues	110,433	13,727	21,542	145,702
Cost of sales	42,340	5,078	16,418	63,836
Gross profit	68,093	8,649	5,124	81,866
Advertising and promotion	16,353	2,339	404	19,096
Contribution margin	$51,740	$6,310	$4,720	62,770
Other operating expenses				19,967
Operating income				42,803
Other expense				14,653
Income before income taxes				28,150
Provision for income taxes				11,418
Net income				$16,732

	Three Months Ended June 30, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$118,936	$3,414	$19,292	$141,642
Elimination of intersegment revenues	—	—	—	—
Third-party segment revenues	118,936	3,414	19,292	141,642
Other revenues	150	7	713	870
Total segment revenues	119,086	3,421	20,005	142,512
Cost of sales	43,546	1,465	14,477	59,488
Gross profit	75,540	1,956	5,528	83,024
Advertising and promotion	17,551	263	867	18,681
Contribution margin	$57,989	$1,693	$4,661	64,343
Other operating expenses				14,902
Operating income				49,441
Other expense				15,905
Income before income taxes				33,536
Provision for income taxes				12,844
Net income				$20,692

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$25,031	$665	$—	$25,696
Cough & Cold	20,041	4,759	—	24,800
Gastrointestinal	20,638	2,897	—	23,535
Eye & Ear Care	20,726	4,642	—	25,368
Dermatologicals	11,418	142	—	11,560
Oral Care	10,198	62	—	10,260
Other OTC	2,381	560	—	2,941
Household Cleaning	—	—	21,542	21,542
Total segment revenues	$110,433	$13,727	$21,542	$145,702

	Three Months Ended June 30, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,137	$29	$—	$28,166
Cough & Cold	20,499	983	—	21,482
Gastrointestinal	21,758	10	—	21,768
Eye & Ear Care	20,332	2,260	—	22,592
Dermatologicals	13,786	91	—	13,877
Oral Care	11,085	48	—	11,133
Other OTC	3,489	—	—	3,489
Household Cleaning	—	—	20,005	20,005
Total segment revenues	$119,086	$3,421	$20,005	$142,512

During the three months ended June 30, 2014 and June 30, 2013, approximately 84.5% and 89.0%, respectively of our total segment revenues were made to customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended June 30, 2014, our Canada and Australia sales accounted for approximately 5.6% and 5.2%, respectively, of our total segment revenues, while during the three months ended June 30, 2013 approximately 8.2% of our total segment revenues was attributable to sales to Canada.

At June 30, 2014, approximately 92.0% of our consolidated goodwill and intangible assets were located in the United States and approximately 8.0% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$160,157	$25,086	$7,389	$192,632

Intangible assets
Indefinite-lived	1,123,898	105,721	119,820	1,349,439
Finite-lived	91,407	1,596	25,730	118,733
Intangible assets, net	1,215,305	107,317	145,550	1,468,172
Total	$1,375,462	$132,403	$152,939	$1,660,804

19. Condensed Consolidating Financial Statements

As described in Note 9, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, has fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2013 Senior Notes and the 2012 Senior Notes, including, without limitation, the obligation to pay principal and interest with respect to the 2013 Senior Notes and the 2012 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2013 Senior Notes and the 2012 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2013 Senior Notes and the 2012 Senior Notes. Although holders of the 2013 Senior Notes and the 2012 Senior Notes will be direct creditors of the guarantors of the 2013 Senior Notes and the 2012 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2013 Senior Notes or the 2012 Senior Notes, and such subsidiaries will not be obligated with respect to the 2013 Senior Notes or the 2012 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2013 Senior Notes and the 2012 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2014 and March 31, 2014, Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended June 30, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2014 and 2013. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,410	$108,898	$10,951	$(718)	$144,541
Other revenues	—	130	1,099	402	(470)	1,161
Total revenues	—	25,540	109,997	11,353	(1,188)	145,702

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,448	50,515	4,023	(150)	63,836
Gross profit	—	16,092	59,482	7,330	(1,038)	81,866

Operating Expenses
Advertising and promotion	—	2,689	14,066	2,341	—	19,096
General and administrative	1,145	2,473	8,990	4,398	—	17,006
Depreciation and amortization	642	145	2,089	85	—	2,961
Total operating expenses	1,787	5,307	25,145	6,824	—	39,063
Operating income (loss)	(1,787)	10,785	34,337	506	(1,038)	42,803

Other (income) expense
Interest income	(12,133)	(14,225)	(762)	(29)	27,117	(32)
Interest expense	8,548	14,685	17,805	764	(27,117)	14,685
Equity in (income) loss of subsidiaries	(15,679)	(10,898)	959	—	25,618	—
Total other (income) expense	(19,264)	(10,438)	18,002	735	25,618	14,653
Income before income taxes	17,477	21,223	16,335	(229)	(26,656)	28,150
Provision (benefit) for income taxes	745	3,717	6,226	730	—	11,418
Net income (loss)	$16,732	$17,506	$10,109	$(959)	$(26,656)	$16,732

Comprehensive income, net of tax:
Currency translation adjustments	2,726	2,726	2,726	2,726	(8,178)	2,726
Total other comprehensive income (loss)	2,726	2,726	2,726	2,726	(8,178)	2,726
Comprehensive income (loss)	$19,458	$20,232	$12,835	$1,767	$(34,834)	$19,458

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$24,150	$116,269	$1,223	$—	$141,642
Other revenues	—	68	863	434	(495)	870
Total revenues	—	24,218	117,132	1,657	(495)	142,512

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,458	49,989	536	(495)	59,488
Gross profit	—	14,760	67,143	1,121	—	83,024

Operating Expenses
Advertising and promotion	—	3,331	15,143	207	—	18,681
General and administrative	1,499	1,643	8,457	35	—	11,634
Depreciation and amortization	517	142	2,595	14	—	3,268
Total operating expenses	2,016	5,116	26,195	256	—	33,583
Operating income (loss)	(2,016)	9,644	40,948	865	—	49,441

Other (income) expense
Interest income	(12,213)	(14,323)	—	(2)	26,535	(3)
Interest expense	8,607	15,908	17,928	—	(26,535)	15,908
Equity in (income) loss of subsidiaries	(19,855)	(14,553)	(679)	—	35,087	—
Total other (income) expense	(23,461)	(12,968)	17,249	(2)	35,087	15,905
Income (loss) before income taxes	21,445	22,612	23,699	867	(35,087)	33,536
Provision for income taxes	753	3,087	8,816	188	—	12,844
Net income (loss)	$20,692	$19,525	$14,883	$679	$(35,087)	$20,692

Comprehensive income, net of tax:
Currency translation adjustments	1	—	—	(1)	1	1
Total other comprehensive income (loss)	1	—	—	(1)	1	1
Comprehensive income (loss)	$20,693	$19,525	$14,883	$678	$(35,086)	$20,693

Condensed Consolidating Balance Sheet
June 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$10,919	$—	$—	$4,756	$—	$15,675
Accounts receivable, net	6	14,375	36,944	6,913	—	58,238
Inventories	—	11,069	49,131	8,018	(2,047)	66,171
Deferred income tax assets	261	850	4,475	532	—	6,118
Prepaid expenses and other current assets	7,057	1,033	4,604	1,201	—	13,895
Total current assets	18,243	27,327	95,154	21,420	(2,047)	160,097

Property and equipment, net	8,709	101	210	1,653	—	10,673
Goodwill	—	66,007	101,539	25,086	—	192,632
Intangible assets, net	—	192,727	1,167,882	107,563	—	1,468,172
Other long-term assets	—	22,376	—	—	—	22,376
Intercompany receivables	1,204,550	2,344,788	916,054	9,920	(4,475,312)	—
Investment in subsidiary	1,513,089	842,650	115,930	—	(2,471,669)	—
Total Assets	$2,744,591	$3,495,976	$2,396,769	$165,642	$(6,949,028)	$1,853,950

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	3,480	6,742	30,635	4,422	—	45,279
Accrued interest payable	—	9,449	—	—	—	9,449
Other accrued liabilities	2,929	7,027	7,780	5,855	—	23,591
Total current liabilities	6,409	23,218	38,415	10,277	—	78,319

Long-term debt
Principal amount	—	972,500	—	—	—	972,500
Less unamortized discount	—	(2,942)	—	—	—	(2,942)
Long-term debt, net of unamortized discount	—	969,558	—	—	—	969,558

Deferred income tax liabilities	—	57,644	162,218	46	—	219,908
Long term liabilities	—	—	—	358	—	358
Intercompany payables	2,152,375	1,000,173	1,283,766	38,998	(4,475,312)	—
Total Liabilities	2,158,784	2,050,593	1,484,399	49,679	(4,475,312)	1,268,143

Stockholders' Equity
Preferred share rights	—	—	—	—	—	—
Common stock	522	—	—	—	—	522
Additional paid-in capital	418,488	1,282,033	758,430	101,806	(2,142,269)	418,488
Treasury stock, at cost - 240 shares	(2,545)	—	—	—	—	(2,545)
Accumulated other comprehensive income (loss), net of tax	3,465	3,465	3,465	3,465	(10,395)	3,465
Retained earnings (accumulated deficit)	165,877	159,885	150,475	10,692	(321,052)	165,877
Total Stockholders' Equity	585,807	1,445,383	912,370	115,963	(2,473,716)	585,807
Total Liabilities and Stockholders' Equity	$2,744,591	$3,495,976	$2,396,769	$165,642	$(6,949,028)	$1,853,950

Condensed Consolidating Balance Sheet
March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$24,644	$—	$—	$3,687	$—	$28,331
Accounts receivable, net	473	14,245	45,885	4,447	—	65,050
Inventories	—	14,357	46,309	5,930	(1,010)	65,586
Deferred income tax assets	260	925	4,914	445	—	6,544
Prepaid expenses and other current assets	8,004	113	2,898	659	—	11,674
Total current assets	33,381	29,640	100,006	15,168	(1,010)	177,185

Property and equipment, net	8,966	112	226	293	—	9,597
Goodwill	—	66,007	101,540	23,364	—	190,911
Intangible assets, net	—	192,861	1,169,943	32,013	—	1,394,817
Other long-term assets	—	23,153	—	—	—	23,153
Intercompany receivable	655,146	1,824,482	656,759	13,595	(3,149,982)	—
Investment in subsidiary	1,497,357	749,947	34,562	—	(2,281,866)	—
Total Assets	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,416	$7,658	$33,553	$2,659	$—	$48,286
Accrued interest payable	—	9,626	—	—	—	9,626
Other accrued liabilities	7,728	2,117	13,443	3,158	—	26,446
Total current liabilities	12,144	19,401	46,996	5,817	—	84,358

Long-term debt
Principal amount	—	937,500	—	—	—	937,500
Less unamortized discount	—	(3,086)	—	—	—	(3,086)
Long-term debt, net of unamortized discount	—	934,414	—	—	—	934,414

Deferred income tax liabilities	—	56,827	156,327	50	—	213,204
Other long-term liabilities	—	—	—	327	—	327
Intercompany payable	1,619,346	451,497	1,037,105	42,034	(3,149,982)	—
Total Liabilities	1,631,490	1,462,139	1,240,428	48,228	(3,149,982)	1,232,303

Stockholders' Equity
Common stock	520	—	—	—	—	520
Additional paid-in capital	414,387	1,280,945	681,503	23,815	(1,986,263)	414,387
Treasury stock, at cost - 206 shares	(1,431)	—	—	—	—	(1,431)
Accumulated other comprehensive income (loss), net of tax	739	739	739	739	(2,217)	739
Retained earnings (accumulated deficit)	149,145	142,379	140,366	11,651	(294,396)	149,145
Total Stockholders' Equity	563,360	1,424,063	822,608	36,205	(2,282,876)	563,360
Total Liabilities and Stockholders' Equity	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$16,732	$17,506	$10,109	$(959)	$(26,656)	$16,732
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	642	145	2,089	85	—	2,961
Deferred income taxes	(1)	892	6,330	(81)	—	7,140
Amortization of deferred financing costs		851				851
Stock-based compensation costs	1,858					1,858
Amortization of debt discount		144				144
Equity in income of subsidiaries	(15,679)	(10,898)	959	—	25,618	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	467	(130)	8,941	(2,322)	—	6,956
Inventories	—	3,288	(2,822)	36	1,038	1,540
Prepaid expenses and other current assets	947	(920)	(1,706)	(524)	—	(2,203)
Accounts payable	(936)	(916)	(2,918)	1,674	—	(3,096)
Accrued liabilities	(4,800)	4,733	(5,663)	2,518	—	(3,212)
Net cash provided by (used in) operating activities	(770)	14,695	15,319	427	—	29,671

Investing Activities
Purchases of property and equipment	(385)		(11)	(100)		(496)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net		(77,991)		77,991		—
Net cash (used in) provided by investing activities	(385)	(77,991)	(11)	(100)	—	(78,487)

Financing Activities
Repayments under revolving credit agreement	—	(30,000)	—	—	—	(30,000)
Borrowings under revolving credit agreement	—	65,000	—	—	—	65,000
Payment of deferred financing costs	—	(74)	—	—	—	(74)
Proceeds from exercise of stock options	1,294	—	—	—	—	1,294
Proceeds from exercise of restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	950	—	—	—	—	950
Shares surrendered as payment of tax withholding	(1,171)	—	—	—	—	(1,171)
Intercompany activity, net	(13,700)	28,370	(15,308)	638	—	—
Net cash provided by (used in) financing activities	(12,570)	63,296	(15,308)	638	—	36,056

Effect of exchange rate changes on cash and cash equivalents	—	—	—	104	—	104
(Decrease) increase in cash and cash equivalents	(13,725)	—	—	1,069	—	(12,656)
Cash and cash equivalents - beginning of period	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of period	$10,919	$—	$—	$4,756	$—	$15,675

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$20,692	$19,525	$14,883	$679	$(35,087)	$20,692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	517	142	2,595	14	—	3,268
Deferred income taxes	(21)	529	6,291	(2)	—	6,797
Amortization of deferred financing costs	—	892	—	—	—	892
Stock-based compensation costs	1,193	—	—	—	—	1,193
Amortization of debt discount	—	345	—	—	—	345
Gain on sale of assets	—	—	(2)	—	—	(2)
Equity in income of subsidiaries	(19,855)	(14,553)	(679)	—	35,087	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(122)	2,362	9,125	(295)	—	11,070
Inventories	—	(623)	(6,142)	49	—	(6,716)
Prepaid expenses and other current assets	2,100	(630)	(1,269)	(14)	—	187
Accounts payable	(417)	(2,960)	(6,178)	408	—	(9,147)
Accrued liabilities	(5,468)	246	(741)	182	—	(5,781)
Net cash provided by (used in) operating activities	(1,381)	5,275	17,883	1,021	—	22,798

Investing Activities
Purchases of property and equipment	(1,364)	—	—	—	—	(1,364)
Proceeds from sale of property and equipment	—	—	2	—	—	2
Net cash (used in) provided by investing activities	(1,364)	—	2	—	—	(1,362)

Financing Activities
Repayments under revolving credit agreement	—	(18,000)	—	—	—	(18,000)
Payment of deferred financing costs	—	(280)	—	—	—	(280)
Proceeds from exercise of stock options	309	—	—	—	—	309
Shares surrendered as payment of tax withholding	(278)	—	—	—	—	(278)
Excess tax benefits from share-based awards	452	—	—	—	—	452
Intercompany activity, net	5,867	13,005	(17,885)	(987)	—	—
Net cash (used in) provided by financing activities	6,350	(5,275)	(17,885)	(987)	—	(17,797)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
Increase in cash and cash equivalents	3,605	—	—	31	—	3,636
Cash and cash equivalents - beginning of period	14,720	—	—	950	—	15,670
Cash and cash equivalents - end of period	$18,325	$—	$—	$981	$—	$19,306

20. Subsequent Events

On August 5, 2014 at the Annual Meeting of Stockholders, the stockholders approved the proposal to amend the 2005 Long-Term Incentive Plan. The amendment authorized an additional 1.8 million shares of our common stock for issuance thereunder, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the amended and restated 2005 plan during any 12-month period from 1.0 million to 2.5 million shares and extended the term of the plan by 10 years, until February 2025.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as well as those described in Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and in future reports filed with the Securities and Exchange Commission (the "SEC").

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

Acquisitions and Divestitures

Acquisition of Insight Pharmaceuticals
On April 25, 2014, we announced that we had entered into a definitive agreement for the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $750.0 million in cash. As of the date of this filing, we have not yet completed the acquisition. We anticipate closing on this transaction during the second quarter of fiscal 2015, subject to customary closing conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. We further expect to sell one of the gastrointestinal brands owned by Insight in connection with obtaining such regulatory approval. Financing for the transaction is expected to come from a combination of cash on the balance sheet, use of our existing revolving credit facility, and an amendment to our existing term loan facility.

Acquisition of the Hydralyte brand:
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on the balance sheet and our existing senior secured credit facility.

Hydralyte is the leading OTC brand in oral rehydration in Australia, and is marketed and sold through Care Pharmaceuticals Pty Ltd. subsidiary. Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and other ailments.

The Hydralyte acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the April 30, 2014 acquisition date.

(In thousands)	April 30, 2014

Inventories	$1,970
Property, plant and equipment	1,267
Goodwill	1,224
Intangible assets	73,580
Total assets acquired	78,041

Accrued expenses	38
Other long term liabilities	12
Total liabilities assumed	50
Net assets acquired	$77,991

Based on this analysis, we allocated $73.6 million to non-amortizable intangible assets and no allocation was made to amortizable intangible assets.

We also recorded goodwill of $1.2 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

Acquisition of Care Pharmaceuticals Pty Ltd.
On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. ("Care Pharma"), which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also includes a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our OTC Healthcare portfolio.

The Care Pharma acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the July 1, 2013 acquisition date.

(In thousands)	July 1, 2013

Cash acquired	$1,546
Accounts receivable	1,658
Inventories	2,465
Deferred Income Taxes	283
Prepaids and other current assets	647
Property, plant and equipment	163
Goodwill	23,122
Intangible assets	31,502
Total assets acquired	61,386

Accounts payable	1,537
Accrued expenses	2,788
Other long term liabilities	300
Total liabilities assumed	4,625
Net assets acquired	$56,761

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at June 30, 2014 was 14.5 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

Results of Operations

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Total Segment Revenues

	Three Months Ended June 30,
(In thousands)	2014	%	2013	%	Increase (Decrease)%
North American OTC Healthcare
Analgesics	$25,031	17.2	$28,137	19.7	$(3,106)	(11.0)
Cough & Cold	20,041	13.8	20,499	14.4	(458)	(2.2)
Gastrointestinal	20,638	14.2	21,758	15.3	(1,120)	(5.1)
Eye & Ear Care	20,726	14.2	20,332	14.3	394	1.9
Dermatologicals	11,418	7.8	13,786	9.7	(2,368)	(17.2)
Oral Care	10,198	7.0	11,085	7.8	(887)	(8.0)
Other OTC	2,381	1.6	3,489	2.4	(1,108)	(31.8)
Total North American OTC Healthcare	110,433	75.8	119,086	83.6	(8,653)	(7.3)

International OTC Healthcare
Analgesics	665	0.5	29	—	636	(*)
Cough & Cold	4,759	3.3	983	0.7	3,776	(*)
Gastrointestinal	2,897	2.0	10	—	2,887	(*)
Eye & Ear Care	4,642	3.2	2,260	1.6	2,382	105.4
Dermatologicals	142	0.1	91	0.1	51	56.0
Oral Care	62	—	48	—	14	29.2
Other OTC	560	0.4	—	—	560	(*)
Total International OTC Healthcare	13,727	9.4	3,421	2.4	10,306	(*)

Total OTC Healthcare	124,160	85.2	122,507	86.0	1,653	1.3
Household Cleaning	21,542	14.8	20,005	14.0	1,537	7.7
Total Consolidated	$145,702	100.0	$142,512	100.0	$3,190	2.2
(*) not meaningful

Total segment revenues for the three months ended June 30, 2014 were $145.7 million, an increase of $3.2 million, or 2.2% versus the three months ended June 30, 2013. This increase was primarily related to the increase in the International OTC Healthcare segment, which resulted primarily from the recent acquisitions of Care Pharma and the Hydralyte brand and to an increase in the Household Cleaning segment, partially offset by a decline in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $8.7 million, or 7.3%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.

This decrease was primarily due to a decline of $3.1 million, $2.4 million and $1.1 million in the analgesics, dermatologicals and gastrointestinal product groups, respectively. The decrease in the analgesics product group revenues was due largely to a decrease in revenues for the BC and Goody’s brands, which benefited from new product launches in fiscal 2013. The decrease in the dermatologicals product group revenues was primarily due to Compound W and Dermoplast. The decrease in the gastrointestinal product group revenues was caused primarily by decreases in revenues for both the Beano and Gaviscon brands. Beano revenues declined due to consumer shifts to probiotics and the expansion of private label products in the mass channel. Gaviscon was impacted by supply chain issues resulting in limited supply availability, which occurred during the second half of fiscal 2013, and caused a shift in the timing of sales due to customers loading inventory in the first quarter of fiscal 2014. The remaining decrease reflects an aggregate decline in other product groups within the North American OTC Healthcare Segment, partially offset by an increase in the Eye & Ear Care product group.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $10.3 million during the three months ended June 30, 2014 versus the three months ended June 30, 2013. The increase was due to the acquisition of Care Pharma in July 2013 and the acquisition of Hydralyte in April 2014.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $1.5 million, or 7.7%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013. The increase was due primarily to increased penetration in the dollar channel for Comet.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(Amounts in thousands)					Increase (Decrease)
Cost of Sales	2014	%	2013	%	Amount	%
North American OTC Healthcare	$42,340	38.3	$43,546	36.6	$(1,206)	(2.8)
International OTC Healthcare	5,078	37.0	1,465	42.8	3,613	246.6
Household Cleaning	16,418	76.2	14,477	72.4	1,941	13.4
	$63,836	43.8	$59,488	41.7	$4,348	7.3

Cost of sales increased $4.3 million, or 7.3%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013. This increase is largely due to the products acquired in the Care Pharma and the Hydralyte brand acquisitions. As a percentage of total revenue, cost of sales increased to 43.8% in the three months ended June 30, 2014 from 41.7% in the three months ended June 30, 2013. This increase in cost of sales as a percentage of revenues was primarily due to customer mix resulting in higher volumes at lower prices through the dollar channel primarily in the Household Cleaning segment and an unfavorable product mix in the North American OTC Healthcare segment, slightly offset by favorable product mix changes relative to the acquisition of the Care Pharma and Hydralyte brands, which impacts the International OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment decreased $1.2 million, or 2.8%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment increased to 38.3% in the three months ended June 30, 2014 from 36.6% during the three months ended June 30, 2013. This increase in cost of sales as a percentage of revenues was primarily due to an unfavorable product mix in the North American OTC Healthcare segment.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $3.6 million, during the three months ended June 30, 2014 versus the three months ended June 30, 2013. This increase was due to the products acquired from the Care Pharma and Hydralyte acquisitions.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $1.9 million, or 13.4%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  As a percentage of Household Cleaning revenues, cost of sales increased to 76.2% during the three months ended June 30, 2014 from 72.4% during the three months ended June 30, 2013. The increase in the cost of sales as a percentage of revenues was primarily attributable to an unfavorable customer mix resulting from higher sales volumes at lower prices through the dollar channel.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(Amounts in thousands)					Increase (Decrease)
Gross Profit	2014	%	2013	%	Amount	%
North American OTC Healthcare	$68,093	61.7	$75,540	63.4	$(7,447)	(9.9)
International OTC Healthcare	8,649	63.0	1,956	57.2	6,693	342.2
Household Cleaning	5,124	23.8	5,528	27.6	(404)	(7.3)
	$81,866	56.2	$83,024	58.3	$(1,158)	(1.4)

Gross profit for the three months ended June 30, 2014 decreased $1.2 million, or 1.4%, when compared with the three months ended June 30, 2013.  As a percentage of total revenues, gross profit decreased to 56.2% in the three months ended June 30, 2014 from 58.3% in the three months ended June 30, 2013. The decrease in gross profit percentage was primarily due to higher costs in the North American OTC Healthcare and the Household Cleaning segment and to lower revenues in the North American OTC Healthcare segment partially offset by the higher gross profit percentage from the recently acquired Care Pharma and Hydralyte brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $7.4 million, or 9.9%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  As a percentage of North American OTC Healthcare revenues, gross profit decreased to 61.7% during the three months ended June 30, 2014 from 63.4% during the three months ended June 30, 2013. The decrease in gross profit was primarily the result of lower revenues and product mix discussed above.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $6.7 million during the three months ended June 30, 2014 versus the three months ended June 30, 2013. The increase was due to the higher gross margin from the recently acquired Care Pharma and Hydralyte brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.4 million, or 7.3%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  As a percentage of Household Cleaning revenue, gross profit decreased to 23.8% during the three months ended June 30, 2014 from 27.6% during the three months ended June 30, 2013, which was primarily attributable to an unfavorable customer mix resulting from higher sales through the dollar channel, which have lower gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(Amounts in thousands)					Increase (Decrease)
Contribution Margin	2014	%	2013	%	Amount	%
North American OTC Healthcare	$51,740	46.9	$57,989	48.7	$(6,249)	(10.8)
International OTC Healthcare	6,310	46.0	1,693	49.5	4,617	272.7
Household Cleaning	4,720	21.9	4,661	23.3	59	1.3
	$62,770	43.1	$64,343	45.1	$(1,573)	(2.4)

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses. Contribution margin decreased $1.6 million, or 2.4%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  The contribution margin decrease was primarily the result of the effects of lower sales volumes and higher costs and resulting gross profit discussed above, primarily in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $6.2 million, or 10.8%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013. The contribution margin decline was primarily the result of the effects of lower sales volumes and higher costs and resulting gross profit, slightly offset by lower advertising and promotional spending. Advertising and promotional spending decreased $1.2 million, or 6.8%, due primarily to BC and Goody's new product launches in the prior year.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $4.6 million during the three months ended June 30, 2014 versus the three months ended June 30, 2013. This increase was primarily related to increased gross profit from the recent acquisitions of the Care Pharma and Hydralyte brands.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $0.1 million, or 1.3%, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  The contribution margin increase was the result of lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $17.0 million for the three months ended June 30, 2014 versus $11.6 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily due to $4.2 million of acquisition costs mainly related to the purchase of Hydralyte, increased stock-based compensation of $0.7 million and higher legal and other professional costs of $0.6 million.

Depreciation and Amortization
Depreciation and amortization expense was $3.0 million for the three months ended June 30, 2014 versus $3.3 million for the three months ended June 30, 2013. The decrease in depreciation and amortization expense was due to slightly lower intangible asset amortization in the current period.

Interest Expense
Net interest expense was $14.7 million during the three months ended June 30, 2014 versus $15.9 million during the three months ended June 30, 2013. The decrease in interest expense was primarily the result of a lower level of indebtedness outstanding on our 2012 Term Loan as a result of the significant payments that we made during the prior fiscal year. This decrease was partially offset by higher borrowings under our 2012 ABL Revolver, which carries a lower interest rate than our 2012 Term Loan. The average cost of borrowing decreased to 6.0% for the three months ended June 30, 2014, from 6.6% for the three months ended June 30, 2013, which is attributed to the refinancing of debt in February 2013. The average indebtedness outstanding increased from $968.1 million during the three months ended June 30, 2013 to $978.6 million during the three months ended June 30, 2014. The increase in average indebtedness outstanding is the result of additional borrowings under our 2012 ABL Revolver to fund our acquisition of the Hydralyte brand, partially offset by the higher repayments during the three months ended June 30, 2014.

Income Taxes
The provision for income taxes during the three months ended June 30, 2014 was $11.4 million versus $12.8 million during the three months ended June 30, 2013.  The effective tax rate during the three months ended June 30, 2014 was 40.6% versus 38.3% during the three months ended June 30, 2013. The increase in the effective tax rate was primarily due to certain non-deductible items related to acquisitions. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2015 is expected to be approximately 36.0%, excluding the impact of acquisitions and discrete items that may occur.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed, and expect to continue to finance our operations over the next twelve months, with a combination of borrowings and funds generated from operations. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.

The following table summarizes our cash provided by (used in) operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,
(In thousands)	2014	2013
Cash provided by (used in):
Operating Activities	$29,671	$22,798
Investing Activities	(78,487)	(1,362)
Financing Activities	36,056	(17,797)

Operating Activities
Net cash provided by operating activities was $29.7 million for the three months ended June 30, 2014 compared to $22.8 million for the three months ended June 30, 2013. The $6.9 million increase in net cash provided by operating activities was primarily due to a decrease in working capital of $10.4 million and higher non-cash charges of $0.5 million, partially offset by a decrease in net income of 4.0 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased primarily due to decreases in inventories of $8.3 million and increases of accounts payable of $6.0 million and accrued liabilities of $2.6 million, partially offset by increases of accounts receivable of $4.1 million and prepaid expenses of $2.4 million.

Non-cash charges increased $0.5 million primarily due to an increase in stock based compensation charges of $0.7 million and deferred income tax charges of $0.3 million, partially offset by a decrease in depreciation and amortization of $0.3 million and a decrease in amortization of deferred financing charges and debt discount of $0.2 million.

Investing Activities
Net cash used in investing activities was $78.5 million for the three months ended June 30, 2014 compared to $1.4 million for the three months ended June 30, 2013. The increase in net cash used in investing activities for the three months ended June 30, 2014 was primarily due to the use of cash for the acquisition of the Hydralyte brand in April 2014 of $78.0 million slightly offset by a reduction in capital expenditures of $0.9 million.

Financing Activities
Net cash provided by financing activities was $36.1 million for the three months ended June 30, 2014 compared to net cash used in financing activities of $17.8 million for the three months ended June 30, 2013.   The increase in cash provided by financing activities was primarily due to the net borrowings of $35.0 million under the 2012 ABL revolver in the three months ended June 30, 2014, while the prior year period resulted in net repayments under the 2012 ABL Revolver of $18.0 million. We utilized $65.0 million of borrowings under the ABL Revolver for the acquisition of the Hydralyte brand and repaid $30.0 million during the three months ended June 30, 2014. Due to the net borrowing under the 2012 ABL Revolver, our outstanding indebtedness increased to $972.5 million at June 30, 2014 from $937.5 million at March 31, 2014.

Capital Resources
On January 31, 2012, we (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the 2012 ABL Revolver with a five-year maturity, and (iii) repaid in full and canceled our then-existing credit facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Company of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes. We may redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc.

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
On December 17, 2013, we issued $400.0 million of the 2013 Senior Notes. We may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc. As a result of this issuance, we redeemed $201.7 million of our 8.25% senior notes due 2018 in December 2013 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
As of June 30, 2014, we had an aggregate of $972.5 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$287.5 million of borrowings under the 2012 Term Loan; and.

•	$35.0 million of borrowings under the 2012 ABL Revolver.

As of June 30, 2014, we had $60.0 million of borrowing capacity under the 2012 ABL Revolver.

The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 1.00%.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either June 30, 2014 or March 31, 2014 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios. The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.00 to 1.0 for the quarter ended June 30, 2014 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)).

Our leverage ratio requirement decreases over time to 3.50 to 1.0 for the quarter ending June 30, 2016 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.0 to 1.0 for the quarter ended June 30, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.50 to 1.0 for the quarter ending June 30, 2016 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At June 30, 2014, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2015. During the years ended March 31, 2014, 2013 and 2012, we made voluntary principal payments against outstanding indebtedness of $157.5 million, $190.0 million and $25.0 million, respectively, under the 2012 Term Loan. Therefore, we are not required to make quarterly principal payments until the maturity date of January 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the period ended June 30, 2014, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods. Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.   At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2014 was $33.4 million. For the three months ended June 30, 2014, our related promotional expense was $8.8 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2014, our sales and operating income would have been adversely affected by approximately $3.3 million.  Net income would have been adversely affected by approximately $2.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three months ended June 30, 2014, our sales and operating income would have been adversely affected by approximately $0.9 million.  Net income would have been adversely affected by approximately $0.5 million for the three months ended June 30, 2014.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2014, we had 225 coupon events.  The amount recorded against revenues and accrued for these events during 2014 was $5.6 million. Cash settlement of coupon redemptions during 2014 was $3.8 million.  During the three months ended June 30, 2014, we had 62 coupon events.  The amount recorded against revenue and accrued for these events during the three months ended June 30, 2014 was $1.8 million. Cash settlement of coupon redemptions during the three months ended June 30, 2014 was $0.5 million.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous six months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2014, 2013 and 2012, returns represented 2.2%, 2.9% and 2.9%, respectively, of gross sales.  For the three months June 30, 2014, product returns represented 3.0% of gross sales.  At June 30, 2014 and March 31, 2014, the allowance for sales returns and cash discounts was $7.2 million and $7.0 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 2.2% to 2.9% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2014 by approximately $0.7 million.  Net income would have been reduced by approximately $0.4 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three months ended June 30, 2014 would have reduced our reported sales and operating income by approximately $0.2 million, while our net income would have been reduced by approximately $0.1 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.5 million for the fiscal year ended March 31, 2014, while for the three months ended June 30, 2014, we recorded obsolescence costs of $1.3 million.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2014 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2014 by approximately $0.1 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three months ended June 30, 2014 would have adversely affected each of our reported operating income and net income by less than approximately $0.1 million.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.7% and 1.6% of accounts receivable at June 30, 2014 and March 31, 2014, respectively.  Bad debt expense for the fiscal year ended March 31, 2014 was $0.1 million, while during the three months ended June 30, 2014, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2014 would have resulted in a decrease in each of reported operating income and reported net income of approximately $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three months ended June 30, 2014 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $1,660.8 million and $1,585.7 million at June 30, 2014 and March 31, 2014, respectively.  At June 30, 2014, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$160,157	$25,086	$7,389	$192,632

Intangible assets, net
Indefinite-lived:
Analgesics	341,123	2,549	—	343,672
Cough & Cold	185,453	23,693	—	209,146
Gastrointestinal	213,639	77,402	—	291,041
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	149,927	—	—	149,927
Oral Care	61,438	—	—	61,438
Other OTC	—	2,077	—	2,077
Household Cleaning	—		119,820	119,820
Total indefinite-lived intangible assets, net	1,123,898	105,721	119,820	1,349,439

Finite-lived:
Analgesics	4,053	—	—	4,053
Cough & Cold	20,173	825	—	20,998
Gastrointestinal	11,956	287	—	12,243
Eye & Ear Care	7,903	—	—	7,903
Dermatologicals	5,268	—	—	5,268
Oral Care	16,860	—	—	16,860
Other OTC	25,194	484	—	25,678
Household Cleaning	—	—	25,730	25,730
Total finite-lived intangible assets, net	91,407	1,596	25,730	118,733
Total intangible assets, net	1,215,305	107,317	145,550	1,468,172
Total goodwill and intangible assets, net	$1,375,462	$132,403	$152,939	$1,660,804

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Fiber Choice, Sominex and Debrox brands comprise the majority of the value of the intangible assets within the North American OTC Healthcare segment. Our Fess and Hydralyte brands comprise the majority of the value of the intangible assets within the International OTC Healthcare segment.  The Chore Boy, Comet, and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

On April 30, 2014, we completed the acquisition of the Hydralyte brand. In connection with this acquisition, we allocated $73.6 million to intangible assets based on our preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

In connection with the acquisition of the Hydralyte brand, we also recorded goodwill based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

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

We report goodwill and indefinite-lived intangible assets in each of our three reportable segments: North American OTC Healthcare, International OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280-10, which is at the brand level and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on the key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

Goodwill
As of March 31, 2014, we had 20 reporting units with goodwill, including six reporting units resulting from the acquisition of the 17 brands from GlaxoSmithKline plc in 2012, and five reporting units resulting from the acquisition of the Care Pharma brands. The aggregate fair value exceeded the carrying value by 53.1%. One individual reporting unit's fair value exceeded its carrying value by less than 10.0%. The reporting unit's associated carrying value of goodwill and intangible assets amounted to $0.8 million at March 31, 2014. Additionally, certain brands, including certain of our Household Cleaning brands, have experienced recent revenue declines. While certain reporting units' fair value exceeded their carrying value by less than 10.0%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions, and we may be required to record additional impairment charges in the future. No impairment charge was recorded during the three months ended June 30, 2014.

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

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at March 31, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the three months ended March 31, 2014.

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the three months ended June 30, 2014.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation expense of $1.9 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the new guidance does not allow for a performance target that affects vesting to be reflected in estimating the fair value of the award at the grant date. The amendments to this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not have any outstanding share-based payments with a performance target. The adoption of ASU 2014-12 is not expected to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments in this update must be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "future," "seek," "may," "would," "will," “will be,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A., of our Annual Report on Form 10-K for our fiscal year ended March 31, 2014 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

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

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2014, we had variable rate debt of approximately $287.5 million under our 2012 Term Loan and $35.0 million under our ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2014 of approximately $2.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2014 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014.

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

For the three months ended June 30, 2014, Walmart, which accounted for approximately 19.2%, of our gross sales, was our only customer that accounted for 10% or more of our sales. We expect that for future periods, our top five and top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on inventory management or otherwise, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results from operations.

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

All of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner, and such manufacturers may not allocate sufficient capacity to us to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.   In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels and sales, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use may also increase the cost of the products we purchase which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers.  Increased costs could also have a material adverse effect on our financial condition and results from operations.

At June 30, 2014, we had relationships with 61 third-party manufacturers pertaining to our domestic operations.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 84.5% of our gross sales for 2014.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Our risks associated with doing business internationally increase as we expand our international footprint.

During the three months ended June 30, 2014, approximately 9.9% of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharma, which markets and sells healthcare products in Australia. In addition, on April 30, 2014, we acquired Hydralyte in Australia and New Zealand. We generally rely on brokers and distributors for the sale of our products in other foreign countries.  Risks of doing business internationally include:

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

At June 30, 2014, our total indebtedness, including current maturities, was approximately $972.5 million.

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

At June 30, 2014, we had $60.0 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under an other agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of June 30, 2014 would have been approximately $969.6 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At June 30, 2014, the book value of our current assets was $160.1 million.  Although the book value of our total assets was $1,854.0 million, approximately $1,660.8 million was in the form of intangible assets, including goodwill of $192.6 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate, we assess the potential impairment of our goodwill. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact or financial condition and results of operations. We recorded charges in 2010 and 2009 for impairment of certain of these assets. If any of our brands sustain significant or prolonged declines in performance, we may be required to perform an interim impairment analysis. In the event that such analysis would result in the fair value to be lower than the carrying value, we would be required to record an impairment charge. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

Interruptions and breaches of computer and communications systems, including computer viruses, “hacking” and “cyber-attacks” could impair our ability to conduct business.

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

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
The 2014 Annual Meeting of Stockholders of the Company was held on August 5, 2014. The stockholders of the Company voted upon four proposals at the Annual Meeting, with the following results:

Item 1 – Election of five directors nominated by the Board of Directors to serve until the 2015 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Matthew Mannelly	47,109,414	1,061,533	1,316,970
John Byom	47,121,181	1,049,766	1,316,970
Gary Costley	46,986,267	1,184,680	1,316,970
Charles Hinkaty	47,120,232	1,050,715	1,316,970
Carl Johnson	47,845,365	325,582	1,316,970

Item 2 – Ratification of PricewaterhouseCoopers LLC as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2015.

For	Against	Abstentions
49,013,582	395,399	78,936

Item 3 – Approval of the Company's Amended and Restated 2005 Long-term Incentive Plan.

For	Against	Abstentions	Broker Non-Votes
44,836,881	3,246,317	87,749	1,316,970

Item 4 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
45,545,611	1,704,434	920,902	1,316,970

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 7, 2014	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Amendment to agreement of lease between RA 660 White Plains Road LLC and Prestige Brands, Inc.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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