Form 10-Q
period 2014-09-30
Prestige Brands Holdings, Inc.
filed 2014-11-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒
As of October 27, 2014, there were 52,172,727 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues
Net sales	$180,005	$165,507	$324,546	$307,149
Other revenues	1,264	1,438	2,425	2,308
Total revenues	181,269	166,945	326,971	309,457

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	78,727	73,723	142,563	133,211
Gross profit	102,542	93,222	184,408	176,246

Operating Expenses
Advertising and promotion	25,044	24,547	44,140	43,228
General and administrative	27,128	11,619	44,134	23,253
Depreciation and amortization	3,852	3,294	6,813	6,562
Total operating expenses	56,024	39,460	95,087	73,043
Operating income	46,518	53,762	89,321	103,203

Other (income) expense
Interest income	(15)	(25)	(47)	(28)
Interest expense	18,208	16,464	32,893	32,372
Total other expense	18,193	16,439	32,846	32,344
Income before income taxes	28,325	37,323	56,475	70,859
Provision for income taxes	11,862	4,531	23,280	17,375
Net income	$16,463	$32,792	$33,195	$53,484

Earnings per share:
Basic	$0.32	$0.64	$0.64	$1.04
Diluted	$0.31	$0.63	$0.63	$1.03

Weighted average shares outstanding:
Basic	52,088	51,463	52,023	51,343
Diluted	52,594	52,219	52,564	52,130

Comprehensive income, net of tax:
Currency translation adjustments	(10,830)	1,122	(8,104)	1,123
Total other comprehensive (loss) income	(10,830)	1,122	(8,104)	1,123
Comprehensive income	$5,633	$33,914	$25,091	$54,607
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2014	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$21,748	$28,331
Accounts receivable, net	98,644	65,050
Inventories	82,875	65,586
Deferred income tax assets	9,171	6,544
Prepaid expenses and other current assets	9,935	11,674
Total current assets	222,373	177,185

Property and equipment, net	12,420	9,597
Goodwill	293,993	190,911
Intangible assets, net	2,163,947	1,394,817
Other long-term assets	32,937	23,153
Total Assets	$2,725,670	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$7,200	$—
Accounts payable	58,538	48,286
Accrued interest payable	12,086	9,626
Other accrued liabilities	34,086	26,446
Total current liabilities	111,910	84,358

Long-term debt
Principal amount	1,691,400	937,500
Less unamortized discount	(6,289)	(3,086)
Long-term debt, net of unamortized discount	1,685,111	934,414

Deferred income tax liabilities	334,297	213,204
Other long-term liabilities	313	327
Total Liabilities	2,131,631	1,232,303

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 52,426 shares at September 30, 2014 and 52,021 shares at March 31, 2014	524	520
Additional paid-in capital	421,574	414,387
Treasury stock, at cost - 254 shares at September 30, 2014 and 206 shares at March 31, 2014	(3,034)	(1,431)
Accumulated other comprehensive (loss) income, net of tax	(7,365)	739
Retained earnings	182,340	149,145
Total Stockholders' Equity	594,039	563,360
Total Liabilities and Stockholders' Equity	$2,725,670	$1,795,663
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2014	2013
Operating Activities
Net income	$33,195	$53,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,815	6,562
Deferred income taxes	11,496	4,355
Amortization of deferred financing costs	2,398	1,975
Stock-based compensation costs	3,403	2,487
Amortization of debt discount	687	798
Loss (Gain) on sale or disposal of property and equipment	56	(3)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(8,363)	(5,712)
Inventories	7,264	821
Prepaid expenses and other current assets	3,114	2,619
Accounts payable	(5,647)	(1,125)
Accrued liabilities	2,640	(10,663)
Net cash provided by operating activities	57,058	55,598

Investing Activities
Purchases of property and equipment	(1,380)	(2,319)
Proceeds from the sale of property and equipment	—	3
Proceeds from sale of business	18,500	—
Acquisition of Insight Pharmaceuticals, less cash acquired	(749,666)	—
Acquisition of the Hydralyte brand	(77,991)	—
Acquisition of Care Pharmaceuticals, less cash acquired	—	(55,215)
Net cash used in investing activities	(810,537)	(57,531)

Financing Activities
Term loan borrowings	720,000	—
Term loan repayments	(25,000)	(7,500)
Repayments under revolving credit agreement	(58,500)	(35,500)
Borrowings under revolving credit agreement	124,600	50,000
Payment of deferred financing costs	(16,072)	(275)
Proceeds from exercise of stock options	2,757	5,143
Proceeds from restricted stock exercises	57	—
Excess tax benefits from share-based awards	1,030	1,350
Fair value of shares surrendered as payment of tax withholding	(1,660)	(278)
Net cash provided by financing activities	747,212	12,940

Effects of exchange rate changes on cash and cash equivalents	(316)	156
(Decrease) Increase in cash and cash equivalents	(6,583)	11,163
Cash and cash equivalents - beginning of period	28,331	15,670
Cash and cash equivalents - end of period	$21,748	$26,833

Interest paid	$27,349	$29,516
Income taxes paid	$4,716	$8,468
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, and club, convenience, and dollar stores in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 9 to these Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2015”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2015.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at September 30, 2014 are uninsured.

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

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives ranging from 3 to 30 years and these assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $9.4 million and $17.1 million for the three and six months ended September 30, 2014, respectively, and $9.1 million and $15.7 million for the three and six months ended September 30, 2013, respectively.

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

Recently Issued Accounting Standards
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the new guidance does not allow for a performance target that affects vesting to be reflected in estimating the fair value of the award at the grant date. The amendments to this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not have any outstanding share-based payments with a performance target. The adoption of ASU 2014-12 is not expected to have a material impact on our Consolidated Financial Statements.

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

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed its previously announced acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extends the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also adds brands to the Company's cough/cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing.

The Insight acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	25,784
Inventories	23,559
Deferred income tax assets - current	860
Prepaids and other current assets	1,407
Property, plant and equipment	2,308
Goodwill	103,255
Intangible Assets	724,374
Total assets acquired	885,054

Accounts payable	16,079
Accrued expenses	8,003
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	131,881
Total purchase price	$753,173

Based on this analysis, we allocated $599.6 million to non-amortizable intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at September 30, 2014 was 16.1 years.

We also recorded goodwill of $103.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The operating results of Insight have been included in our Consolidated Financial Statements beginning September 3, 2014. Revenues of the acquired Insight operations for the three and six months ended September 30, 2014 were $12.7 million. Net loss for the three and six months ended September 30, 2014 was $2.0 million. On September 3, 2014 we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of Insight's operations been included in our operations commencing on April 1, 2013, based upon available information related to Insight's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Insight acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(In thousands, except per share data)	Six Months Ended September 30, 2014
Revenues	$393,140
Net income	$37,957

Earnings per share:
Basic	$0.73

Diluted	$0.72

(In thousands, except per share data)	Six Months Ended September 30, 2013
Revenues	$389,490
Net income	$53,511

Earnings per share:
Basic	$1.04

Diluted	$1.03

Acquisition of the Hydralyte brand
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on the balance sheet and our existing senior secured credit facility.

Hydralyte is the leading OTC brand in oral rehydration in Australia and is marketed and sold through our Care Pharmaceuticals Pty Ltd. subsidiary ("Care Pharma"). Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and other ailments. Hydralyte is included in our International OTC Healthcare segment.

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

Acquisition of Care Pharmaceuticals Pty Ltd.
On July 1, 2013, we completed the acquisition of Care Pharma, which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also includes a line of brands for children including, Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our OTC Healthcare portfolio and are included in our International OTC Healthcare segment.

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at September 30, 2014 was 13.1 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	September 30, 2014	March 31, 2014
Components of Accounts Receivable
Trade accounts receivable	$107,943	$73,632
Other receivables	2,176	1,360
	110,119	74,992
Less allowances for discounts, returns and uncollectible accounts	(11,475)	(9,942)
Accounts receivable, net	$98,644	$65,050

4.	Inventories

Inventories consist of the following:

(In thousands)	September 30, 2014	March 31, 2014
Components of Inventories
Packaging and raw materials	$3,929	$3,099
Work in process	3,456	—
Finished goods	75,490	62,487
Inventories	$82,875	$65,586

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $4.8 million and $1.1 million at September 30, 2014 and March 31, 2014, respectively, related to obsolete and slow-moving inventory. Following the acquisition of the Hydralyte brand on April 30, 2014, we manufacture certain Hydralyte products in Australia.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	September 30, 2014	March 31, 2014
Components of Property and Equipment
Machinery	$4,245	$1,927
Computer equipment and software	10,183	8,923
Furniture and fixtures	2,703	1,858
Leasehold improvements	4,823	4,734
	21,954	17,442
Accumulated depreciation	(9,534)	(7,845)
Property and equipment, net	$12,420	$9,597

We recorded depreciation expense of $0.9 million and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $1.6 million and $1.1 million for the six months ended September 30, 2014 and September 30, 2013, respectively.

6.	Goodwill

As described in Note 18 to these Consolidated Financial Statements, we have realigned our reportable segments with how we currently operate, review and evaluate the results of our business. A reconciliation of the activity affecting goodwill by reportable segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2014	$160,157	$23,365	$7,389	$190,911
Additions	103,254	1,224	—	104,478
Effects of foreign currency exchange rates	—	(1,396)	—	(1,396)
Balance — September 30, 2014	$263,411	$23,193	$7,389	$293,993

As discussed in Note 2, we completed two acquisitions during the six months ended September 30, 2014. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $103.3 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

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

At March 31, 2014, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2014. As of September 30, 2014, there have been no triggering events that would indicate potential impairment of goodwill.

The discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value that is utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at March 31, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Totals
Gross Carrying Amounts
Balance — March 31, 2014	$1,273,878	$204,740	$1,478,618
Additions	673,180	124,774	797,954
Reductions	—	(17,674)	(17,674)
Effects of foreign currency exchange rates	(6,000)	(95)	(6,095)
Balance — September 30, 2014	1,941,058	311,745	2,252,803

Accumulated Amortization
Balance — March 31, 2014	—	83,801	83,801
Additions	—	5,064	5,064
Effects of foreign currency exchange rates	—	(9)	(9)
Balance — September 30, 2014	—	88,856	88,856

Intangible assets, net - September 30, 2014	$1,941,058	$222,889	$2,163,947

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,723,498	$196,145	$1,919,643
International OTC Healthcare	97,740	1,449	99,189
Household Cleaning	119,820	25,295	145,115
Intangible assets, net - September 30, 2014	$1,941,058	$222,889	$2,163,947

As discussed in Note 2, we completed two acquisitions during the six months ended September 30, 2014. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our preliminary analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our preliminary analysis. Furthermore, on September 3, 2014 we sold one of the brands that we acquired from Insight, for which we allocated $17.7 million to the intangible assets.

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount.  Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to intangible assets and tests for impairment.

In a manner similar to goodwill, we completed our annual test for impairment of our indefinite-lived intangible assets during the fourth quarter of fiscal 2014.  We did not record an impairment charge, as facts and circumstances indicated that the fair values of the intangible assets for our brands exceeded their carrying values. Additionally, for the indefinite-lived intangible assets, an evaluation of the facts and circumstances as of September 30, 2014 continues to support an indefinite useful life for these assets. Therefore, no impairment charge was recorded for the six months ended September 30, 2014.

The weighted average remaining life for finite-lived intangible assets at September 30, 2014 was approximately 14.5 years and the amortization expense for the three and six months ended September 30, 2014 was $2.8 million and $5.1 million, respectively. At September 30, 2014, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2015 (Remaining six months ending March 31, 2015)	$7,740
2016	15,554
2017	15,554
2018	15,554
2019	15,554
Thereafter	152,933
$222,889

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2014	March 31, 2014

Accrued marketing costs	$16,187	$11,812
Accrued compensation costs	5,129	6,232
Accrued broker commissions	851	1,019
Income taxes payable	1,186	1,854
Accrued professional fees	2,344	2,002
Deferred rent	1,109	1,258
Accrued production costs	3,364	1,506
Other accrued liabilities	3,916	763
	$34,086	$26,446

9.	Long-Term Debt

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

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a seven-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a five-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25%. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, the Borrower entered into Amendment No. 1 (the "Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loan"). The interest rate on the Term B-1 Loans under the Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin. The new Term B-1 Loans mature on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No.1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
On September 3, 2014, the Borrower entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans under the 2012 Term Loan (the "Term B-2 Loan") in an aggregate principal amount of $720.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including but not limited to additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief and (iii) an interest rate on (x) the Term B-1 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin, and (y) the Term B-2 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio). Under the Term Loan Amendment No.2, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loan, with the balance expected to be due on the seventh anniversary of the closing date. Therefore, we have presented $7.2 million of current portion of long term debt as of September 30, 2014.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 1.00%. For the six months ended September 30, 2014, the average interest rate on the 2012 Term Loan was 4.9%.
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

On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 3.7%.

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

At any time prior to December 15, 2016, we may redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2013 Senior Notes, the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At September 30, 2014, we were in compliance with the covenants under our long-term indebtedness.

At September 30, 2014, we had an aggregate of $32.9 million of unamortized debt issuance costs and $6.3 million of unamortized debt discount, the total of which is comprised of $9.4 million related to the 2012 Senior Notes, $6.6 million related to the 2013 Senior Notes, $21.8 million related to the 2012 Term Loan, and $1.4 million related to the 2012 ABL Revolver.

During the six months ended September 30, 2014, we borrowed a net amount of $66.1 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2014	March 31, 2014
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term B-1 Loan bearing interest at the Borrower's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on January 31, 2019.	262,500	287,500
2012 Term B-2 Loan bearing interest at the Borrower's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on September 3, 2021.	720,000	—
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	66,100	—
	1,698,600	937,500
Current portion of long-term debt	7,200	—
	1,691,400	937,500
Less: unamortized discount	(6,289)	(3,086)
Long-term debt, net of unamortized discount	$1,685,111	$934,414

As of September 30, 2014, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2015 (remaining six months ending March 31, 2015)	$3,600
2016	7,200
2017	73,300
2018	7,200
2019	269,700
Thereafter	1,337,600
$1,698,600

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the Term B-1 Loan, Term B-2 Loan, the 2013 Senior Notes, the 2012 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At September 30, 2014 and March 31, 2014, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At September 30, 2014 and March 31, 2014, the carrying value of our 2013 Senior Notes was $400.0 million. The fair value of our 2013 Senior Notes was $377.0 million and $408.5 million at September 30, 2014 and March 31, 2014, respectively.

At September 30, 2014 and March 31, 2014, the carrying value of our 2012 Senior Notes was $250.0 million. The fair value of our 2012 Senior Notes was $266.9 million and $280.6 million at September 30, 2014 and March 31, 2014, respectively.

At September 30, 2014 and March 31, 2014, the carrying value of the Term B-1 Loan was $262.5 million. The fair value of the Term B-1 Loan was $261.2 million and $288.9 million at September 30, 2014 and March 31, 2014, respectively.

At September 30, 2014 the carrying value of the Term B-2 Loan was $720.0 million. The fair value of the Term B-2 Loan was $718.2 million at September 30, 2014. Because the Term B-2 Loan was entered into on September 3, 2014, there were no outstanding loan balances as of March 31, 2014.

At September 30, 2014, the carrying value and fair value of the 2012 ABL Revolver was $66.1 million. There were no outstanding borrowings under the 2012 ABL Revolver at March 31, 2014.

11.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2014.

During the three and six months ended September 30, 2014, we repurchased 13,924 shares and 47,664 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. During the three and six months ended September 30, 2013, we repurchased zero shares and 10,726 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the six months ended September 30, 2014 and 2013 were at an average price of $33.63 and $25.96, respectively. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive (Loss) Income

The table below presents accumulated other comprehensive (loss) income (“AOCI”), which is comprised of various items that affect equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at September 30, 2014 and March 31, 2014:

	September 30,	March 31,
(In thousands)	2014	2014
Components of Accumulated Other Comprehensive (Loss) Income
Cumulative translation adjustment	$(7,365)	$739
Total accumulated other comprehensive (loss) income, net of tax	$(7,365)	$739

13.	Earnings Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator
Net income	$16,463	$32,792	$33,195	$53,484

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,088	51,463	52,023	51,343
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	506	756	541	787
Denominator for diluted earnings per share	52,594	52,219	52,564	52,130

Earnings per Common Share:
Basic net earnings per share	$0.32	$0.64	$0.64	$1.04

Diluted net earnings per share	$0.31	$0.63	$0.63	$1.03

For the three months ended September 30, 2014 and 2013, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2014 and 2013, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14.	Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for the grant of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards. On June 19, 2014, the Board of Directors amended the Plan to provide for the grant of an additional 1.8 million shares of the Company's stock, $0.01 par value, pursuant to the Plan, which amendment the Company's stockholders approved on August 5, 2014.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and six months ended September 30, 2014, pre-tax share-based compensation costs charged against income were $1.5 million and $3.4 million, respectively, and the related income tax benefit recognized was $0.5 million and $1.2 million, respectively. During the three and six months ended September 30, 2013, pre-tax share-based compensation costs charged against income were $1.3 million and $2.5 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.7 million, respectively.

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

The fair value of the restricted stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended September 30, 2014 and 2013 was $33.30 and $30.19, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2013
Vested and nonvested at March 31, 2013	421.3	$11.01
Granted	120.6	30.19
Vested and issued	(54.7)	8.11
Forfeited	(3.6)	13.24
Vested and nonvested at September 30, 2013	483.6	16.11
Vested at September 30, 2013	83.1	9.63

Six months ended September 30, 2014:
Vested and nonvested at March 31, 2014	437.5	$16.76
Granted	104.4	33.30
Vested and issued	(120.7)	13.34
Forfeited	(14.4)	20.78
Vested and nonvested at September 30, 2014	406.8	21.88
Vested at September 30, 2014	76.6	11.62

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

The weighted-average grant-date fair value of the options granted during the six months ended September 30, 2014 and 2013 was $15.93 and $13.94, respectively.

	Six Months Ended September 30,
	2014	2013
Expected volatility	47.3%	48.0%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.3%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2013:
Outstanding at March 31, 2013	1,386.4	$10.43
Granted	227.7	29.94
Exercised	(539.4)	9.54
Forfeited or expired	(8.0)	13.24
Outstanding at September 30, 2013	1,066.7	15.02	6.5	$16,110
Exercisable at September 30, 2013	225.5	11.42	7.7	4,216

Six months ended September 30, 2014:
Outstanding at March 31, 2014	994.9	$15.24
Granted	307.5	33.50
Exercised	(284.4)	9.70
Forfeited or expired	(32.5)	25.61
Outstanding at September 30, 2014	985.5	22.19	8.0	$10,364
Exercisable at September 30, 2014	416.0	14.31	6.8	7,514

The aggregate intrinsic value of options exercised in the six months ended September 30, 2014 was $7.1 million.

At September 30, 2014, there were $7.4 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 year.  The total fair value of options and restricted shares vested during the six months ended September 30, 2014 and 2013 was $4.2 million and $3.2 million, respectively.  For the six months ended September 30, 2014 and 2013, cash received from the exercise of stock options was $2.8 million and $5.1 million, respectively, and we realized $1.8 million and $1.7 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At September 30, 2014, there were 1.2 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 41.9% and 12.1% for the three months ended September 30, 2014 and September 30, 2013, respectively. The effective tax rates used in the calculation of income taxes were 41.2% and 24.5%, for the six months ended September 30, 2014 and September 30, 2013, respectively. The increase in the effective tax rate for the three and six months ended September 30, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions and state tax adjustments and a one-time benefit of $9.1 million to adjust our current and deferred tax balances as of September 30, 2013 for lower state income taxes. This benefit was primarily related to a law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only.

At September 30, 2014, wholly-owned subsidiaries of the Company had net operating loss carryforwards of approximately $78.2 million, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020.  The net operating loss carryforwards are subject to an annual limitation as to usage of approximately $33.6 million pursuant to Internal Revenue Code Section 382. The Company expects to utilize all of the net operating loss carryforwards before they expire.

We had no change in our uncertain tax liability during the six months ended September 30, 2014. Therefore, the balance in our uncertain tax liability was $1.2 million at September 30, 2014 and March 31, 2014. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

Lease Commitments
We have operating leases for office facilities and equipment in New York, Wyoming, and other locations, which expire at various dates through fiscal 2021. We required additional office space as a result of the closing of the acquisition of Insight. Therefore, in the first quarter of fiscal 2015, we amended our existing New York office lease to include an additional 15,470 square feet beginning October 2014 and extended the expiration of the combined lease through September 2020. These amounts have been included in the table below.

The following summarizes future minimum lease payments for our operating leases as of September 30, 2014:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2015 (Remaining six months ending March 31, 2015)	$859	$344	$1,203
2016	1,612	311	1,923
2017	1,772	77	1,849
2018	1,856	—	1,856
2019	1,864	—	1,864
Thereafter	2,465	—	2,465
	$10,428	$732	$11,160

Rent expense for each of the three months ended September 30, 2014 and 2013 was $0.3 million and $0.5 million, respectively, while rent expense for each of the six months ended September 30, 2014 and 2013 was $0.7 million and $0.8 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2015 (Remaining six months ending March 31, 2015)	$549
2016	1,074
2017	1,044
2018	1,013
2019	982
Thereafter	560
$5,222

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three and six months ended September 30, 2014, approximately 40.6% and 41.2%, respectively, of our total revenues were derived from our five top selling brands.  During the three and six months ended September 30, 2013, approximately 41.8% and 43.0%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 17.0% and 18.0%, respectively, of our gross revenues for the three and six months ended September 30, 2014, and approximately 19.2% and 20.4%, respectively, of our gross revenues for the three and six months ended September 30, 2013. At September 30, 2014, approximately 21.5% of accounts receivable were owed by the same customer.

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

At September 30, 2014, we had relationships with 101 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 77.4% of gross sales for the six months ended September 30, 2014. At September 30, 2013, we had relationships with 50 third-party manufacturers.  Of those, we had long-term contracts with 22 manufacturers that produced items that accounted for approximately 77.9% of gross sales for the six months ended September 30, 2013. The fact that we do not have long-term contracts with certain manufacturers means they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

18. Business Segments

Beginning April 1, 2014, we began managing and reporting certain of our businesses separately and have therefore realigned our reportable segments to align with how we manage and evaluate the results of our business. These reportable segments consist of (i) North American OTC Healthcare, (ii) International OTC Healthcare and (iii) Household Cleaning. The results of our previously reported OTC Healthcare segment is now separated into two reporting segments, the North American OTC Healthcare segment and the International OTC Healthcare segment, largely to reflect our international expansion due to recent acquisitions. Prior year amounts were reclassified to conform to the current reportable segments discussed above. Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and promotional expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$138,138	$17,331	$25,246	$180,715
Elimination of intersegment revenues	(710)	—	—	(710)
Third-party segment revenues	137,428	17,331	25,246	180,005
Other revenues	150	23	1,091	1,264
Total segment revenues	137,578	17,354	26,337	181,269
Cost of sales	52,185	6,595	19,947	78,727
Gross profit	85,393	10,759	6,390	102,542
Advertising and promotion	21,442	3,035	567	25,044
Contribution margin	$63,951	$7,724	$5,823	77,498
Other operating expenses				30,980
Operating income				46,518
Other expense				18,193
Income before income taxes				28,325
Provision for income taxes				11,862
Net income				$16,463

	Six Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$249,112	$31,022	$45,839	$325,973
Elimination of intersegment revenues	(1,427)	—	—	(1,427)
Third-party segment revenues	247,685	31,022	45,839	324,546
Other revenues	327	58	2,040	2,425
Total segment revenues	248,012	31,080	47,879	326,971
Cost of sales	94,526	11,679	36,358	142,563
Gross profit	153,486	19,401	11,521	184,408
Advertising and promotion	37,794	5,375	971	44,140
Contribution margin	$115,692	$14,026	$10,550	140,268
Other operating expenses				50,947
Operating income				89,321
Other expense				32,846
Income before income taxes				56,475
Provision for income taxes				23,280
Net income				$33,195

	Three Months Ended September 30, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$132,944	$9,008	$24,374	$166,326
Elimination of intersegment revenues	(819)	—	—	(819)
Third-party segment revenues	132,125	9,008	24,374	165,507
Other revenues	150	7	1,281	1,438
Total segment revenues	132,275	9,015	25,655	166,945
Cost of sales	50,987	4,338	18,398	73,723
Gross profit	81,288	4,677	7,257	93,222
Advertising and promotion	22,547	1,446	554	24,547
Contribution margin	$58,741	$3,231	$6,703	68,675
Other operating expenses				14,913
Operating income				53,762
Other expense				16,439
Income before income taxes				37,323
Provision for income taxes				4,531
Net income				$32,792

	Six Months Ended September 30, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$251,880	$12,422	$43,666	$307,968
Elimination of intersegment revenues	(819)	—	—	(819)
Third-party segment revenues	251,061	12,422	43,666	307,149
Other revenues	300	14	1,994	2,308
Total segment revenues	251,361	12,436	45,660	309,457
Cost of sales	94,533	5,803	32,875	133,211
Gross profit	156,828	6,633	12,785	176,246
Advertising and promotion	40,097	1,710	1,421	43,228
Contribution margin	$116,731	$4,923	$11,364	133,018
Other operating expenses				29,815
Operating income				103,203
Other expense				32,344
Income before income taxes				70,859
Provision for income taxes				17,375
Net income				$53,484

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,072	$792	$—	$29,864
Cough & Cold	24,771	5,460	—	30,231
Women's Health	9,119	658	—	9,777
Gastrointestinal	20,896	5,598	—	26,494
Eye & Ear Care	21,405	4,028	—	25,433
Dermatologicals	17,459	687	—	18,146
Oral Care	12,934	127	—	13,061
Other OTC	1,922	4	—	1,926
Household Cleaning	—	—	26,337	26,337
Total segment revenues	$137,578	$17,354	$26,337	$181,269

	Six Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$54,103	$1,457	$—	$55,560
Cough & Cold	44,814	10,259	—	55,073
Women's Health	9,487	1,176		10,663
Gastrointestinal	41,534	8,096	—	49,630
Eye & Ear Care	42,130	8,670	—	50,800
Dermatologicals	29,720	1,229	—	30,949
Oral Care	23,121	189	—	23,310
Other OTC	3,103	4	—	3,107
Household Cleaning	—	—	47,879	47,879
Total segment revenues	$248,012	$31,080	$47,879	$326,971

	Three Months Ended September 30, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,343	$698	$—	$30,041
Cough & Cold	28,695	5,023	—	33,718
Women's Health	501	633	—	1,134
Gastrointestinal	21,695	301	—	21,996
Eye & Ear Care	19,378	1,625	—	21,003
Dermatologicals	17,716	605	—	18,321
Oral Care	13,028	130	—	13,158
Other OTC	1,919	—	—	1,919
Household Cleaning	—	—	25,655	25,655
Total segment revenues	$132,275	$9,015	$25,655	$166,945

	Six Months Ended September 30, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$57,479	$727	$—	$58,206
Cough & Cold	49,193	6,006	—	55,199
Women's Health	988	633	—	1,621
Gastrointestinal	43,453	312	—	43,765
Eye & Ear Care	39,710	3,885	—	43,595
Dermatologicals	32,347	696	—	33,043
Oral Care	24,114	177	—	24,291
Other OTC	4,077	—	—	4,077
Household Cleaning	—	—	45,660	45,660
Total segment revenues	$251,361	$12,436	$45,660	$309,457

During the three months ended September 30, 2014 and September 30, 2013, approximately 82.7% and 86.9%, respectively of our total segment revenues were from customers in the United States. During the six months ended September 30, 2014 and September 30, 2013, approximately 83.5% and 87.8%, respectively of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended September 30, 2014, our Canada and Australia sales accounted for approximately 7.4% and 8.1%, respectively, of our total segment revenues, while during the three months ended September 30, 2013, approximately 7.2% of our total segment revenues was attributable to sales to Canada. During the six months ended September 30, 2014, our Canada and Australia sales accounted for approximately 6.6% and 7.6%, respectively, of our total segment revenues, while during the six months ended September 30, 2013, approximately 7.6% of our total segment revenues was attributable to sales to Canada.

At September 30, 2014, approximately 95.0% of our consolidated goodwill and intangible assets were located in the United States and approximately 5.0% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$263,411	$23,193	$7,389	$293,993

Intangible assets
Indefinite-lived	1,723,498	97,740	119,820	1,941,058
Finite-lived	196,145	1,449	25,295	222,889
Intangible assets, net	1,919,643	99,189	145,115	2,163,947
Total	$2,183,054	$122,382	$152,504	$2,457,940

19. Condensed Consolidating Financial Statements

As described in Note 9, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, has fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2013 Senior Notes and the 2012 Senior Notes, including the obligation to pay principal and interest with respect to the 2013 Senior Notes and the 2012 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2013 Senior Notes and the 2012 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, and Blacksmith Brands, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2013 Senior Notes and the 2012 Senior Notes. Although holders of the 2013 Senior Notes and the 2012 Senior Notes will be direct creditors of the guarantors of the 2013 Senior Notes and the 2012 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2013 Senior Notes or the 2012 Senior Notes, and such subsidiaries will not be obligated with respect to the 2013 Senior Notes or the 2012 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2013 Senior Notes and the 2012 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of September 30, 2014 and March 31, 2014, Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended September 30, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2014 and 2013. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the issuer or the borrower,
c)  Combined Subsidiary Guarantors,
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

In the third quarter of fiscal 2014, the Company determined that it had incorrectly recorded certain intercompany transactions relating to the second quarter of fiscal 2014. This resulted in an understatement of equity in earnings of subsidiaries for Prestige Brands, Inc. of $48.1 million, an overstatement of $0.6 million for Prestige Brands Holdings, Inc. and a net understatement of equity in earnings of subsidiaries for the eliminations of $47.5 million for each of the three and six month periods ended September 30, 2013. These items also resulted in corresponding adjustments to the investments in subsidiaries on the balance sheet as of September 30, 2013 and adjustments to net income (loss) and equity in income of subsidiaries in the statement of cash flows, although net cash provided by operating activities for the six months ended September 30, 2013 remained unchanged. Revisions were also made to increase the cumulative translation adjustment of the Issuer and subsidiary guarantors by approximately $1 million each, with corresponding adjustments to the investment in subsidiaries and stockholders' equity balances.

The Company assessed the materiality of these items on the previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the consolidated financial statements. The Company disclosed the impact of the revisions on previously reported amounts and accordingly revised the Condensed Consolidating Financial Statements relating to the second quarter of fiscal 2014. There were no changes to any of the Company's Consolidated Financial Statements.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,167	$138,336	$15,212	$(710)	$180,005
Other revenues	—	95	1,241	436	(508)	1,264
Total revenues	—	27,262	139,577	15,648	(1,218)	181,269

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,426	64,812	5,767	(2,278)	78,727
Gross profit	—	16,836	74,765	9,881	1,060	102,542

Operating Expenses
Advertising and promotion	—	2,699	19,311	3,034	—	25,044
General and administrative	1,109	3,441	20,329	2,249	—	27,128
Depreciation and amortization	870	145	2,729	108	—	3,852
Total operating expenses	1,979	6,285	42,369	5,391	—	56,024
Operating income (loss)	(1,979)	10,551	32,396	4,490	1,060	46,518

Other (income) expense
Interest income	(12,245)	(16,719)	(1,760)	(11)	30,720	(15)
Interest expense	8,629	18,208	20,333	1,758	(30,720)	18,208
Equity in (income) loss of subsidiaries	(17,577)	(9,825)	(1,870)	—	29,272	—
Total other (income) expense	(21,193)	(8,336)	16,703	1,747	29,272	18,193
Income before income taxes	19,214	18,887	15,693	2,743	(28,212)	28,325
Provision for income taxes	2,751	3,262	4,976	873	—	11,862
Net income (loss)	$16,463	$15,625	$10,717	$1,870	$(28,212)	$16,463

Comprehensive income, net of tax:
Currency translation adjustments	(10,830)	(10,830)	(10,830)	(10,830)	32,490	(10,830)
Total other comprehensive (loss) income	(10,830)	(10,830)	(10,830)	(10,830)	32,490	(10,830)
Comprehensive income (loss)	$5,633	$4,795	$(113)	$(8,960)	$4,278	$5,633

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$52,577	$247,234	$26,163	$(1,428)	$324,546
Other revenues	—	225	2,340	838	(978)	2,425
Total revenues	—	52,802	249,574	27,001	(2,406)	326,971

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	19,874	115,327	9,790	(2,428)	142,563
Gross profit	—	32,928	134,247	17,211	22	184,408

Operating Expenses
Advertising and promotion	—	5,388	33,377	5,375	—	44,140
General and administrative	2,254	5,914	29,319	6,647	—	44,134
Depreciation and amortization	1,512	290	4,818	193	—	6,813
Total operating expenses	3,766	11,592	67,514	12,215	—	95,087
Operating income (loss)	(3,766)	21,336	66,733	4,996	22	89,321

Other (income) expense
Interest income	(24,378)	(30,944)	(2,522)	(40)	57,837	(47)
Interest expense	17,177	32,893	38,138	2,522	(57,837)	32,893
Equity in (income) loss of subsidiaries	(33,256)	(20,723)	(911)	—	54,890	—
Total other (income) expense	(40,457)	(18,774)	34,705	2,482	54,890	32,846
Income before income taxes	36,691	40,110	32,028	2,514	(54,868)	56,475
Provision (benefit) for income taxes	3,496	6,979	11,202	1,603	—	23,280
Net income (loss)	$33,195	$33,131	$20,826	$911	$(54,868)	$33,195

Comprehensive income, net of tax:
Currency translation adjustments	(8,104)	(8,104)	(8,104)	(8,104)	24,312	(8,104)
Total other comprehensive (loss) income	(8,104)	(8,104)	(8,104)	(8,104)	24,312	(8,104)
Comprehensive income (loss)	$25,091	$25,027	$12,722	$(7,193)	$(30,556)	$25,091

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,237	$132,821	$7,449	$—	$165,507
Other revenues	—	67	1,431	668	(728)	1,438
Total revenues	—	25,304	134,252	8,117	(728)	166,945

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,338	61,513	3,600	(728)	73,723
Gross profit	—	15,966	72,739	4,517	—	93,222

Operating Expenses
Advertising and promotion	—	3,594	19,556	1,397	—	24,547
General and administrative	891	1,481	8,358	889	—	11,619
Depreciation and amortization	517	143	2,589	45	—	3,294
Total operating expenses	1,408	5,218	30,503	2,331	—	39,460
Operating income (loss)	(1,408)	10,748	42,236	2,186	—	53,762

Other (income) expense
Interest income	(12,778)	(14,005)	(710)	(22)	27,490	(25)
Interest expense	8,687	16,464	18,093	710	(27,490)	16,464
Equity in (income) loss of subsidiaries	(30,344)	(20,599)	(1,189)	—	52,132	—
Total other (income) expense	(34,435)	(18,140)	16,194	688	52,132	16,439
Income (loss) before income taxes	33,027	28,888	26,042	1,498	(52,132)	37,323
Provision for income taxes	235	1,064	2,922	310	—	4,531
Net income (loss)	$32,792	$27,824	$23,120	$1,188	$(52,132)	$32,792

Comprehensive income, net of tax:
Currency translation adjustments	1,122	1,122	1,122	1,122	(3,366)	1,122
Total other comprehensive income (loss)	1,122	1,122	1,122	1,122	(3,366)	1,122
Comprehensive income (loss)	$33,914	$28,946	$24,242	$2,310	$(55,498)	$33,914

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$49,386	$249,091	$8,672	$—	$307,149
Other revenues	—	135	2,294	1,102	(1,223)	2,308
Total revenues	—	49,521	251,385	9,774	(1,223)	309,457

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	18,796	111,502	4,136	(1,223)	133,211
Gross profit	—	30,725	139,883	5,638	—	176,246

Operating Expenses
Advertising and promotion	—	6,924	34,700	1,604	—	43,228
General and administrative	2,390	3,124	16,815	924	—	23,253
Depreciation and amortization	1,034	285	5,184	59	—	6,562
Total operating expenses	3,424	10,333	56,699	2,587	—	73,043
Operating income (loss)	(3,424)	20,392	83,184	3,051	—	103,203

Other (income) expense
Interest income	(24,991)	(28,328)	(710)	(24)	54,025	(28)
Interest expense	17,294	32,372	36,021	710	(54,025)	32,372
Equity in (income) loss of subsidiaries	(50,199)	(35,152)	(1,868)	—	87,219	—
Total other (income) expense	(57,896)	(31,108)	33,443	686	87,219	32,344
Income (loss) before income taxes	54,472	51,500	49,741	2,365	(87,219)	70,859
Provision for income taxes	988	4,151	11,738	498	—	17,375
Net income (loss)	$53,484	$47,349	$38,003	$1,867	$(87,219)	$53,484

Comprehensive income, net of tax:
Currency translation adjustments	1,123	1,123	1,123	1,123	(3,369)	1,123
Total other comprehensive income (loss)	1,123	1,123	1,123	1,123	(3,369)	1,123
Comprehensive income (loss)	$54,607	$48,472	$39,126	$2,990	$(90,588)	$54,607

Condensed Consolidating Balance Sheet
September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$10,465	$—	$5,034	$6,249	$—	$21,748
Accounts receivable, net	7	14,352	76,165	8,120	—	98,644
Inventories	—	9,666	67,420	6,777	(988)	82,875
Deferred income tax assets	1,139	823	6,743	466	—	9,171
Prepaid expenses and other current assets	2,841	354	6,023	717	—	9,935
Total current assets	14,452	25,195	161,385	22,329	(988)	222,373

Property and equipment, net	8,580	90	2,297	1,453	—	12,420
Goodwill	—	66,007	204,794	23,192	—	293,993
Intangible assets, net	—	192,593	1,871,933	99,421	—	2,163,947
Other long-term assets	—	32,937	—	—	—	32,937
Intercompany receivables	1,203,499	2,688,676	599,886	10,045	(4,502,106)	—
Investment in subsidiary	1,519,129	1,213,732	79,877	—	(2,812,738)	—
Total Assets	$2,745,660	$4,219,230	$2,920,172	$156,440	$(7,315,832)	$2,725,670

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	—	7,200	—	—	—	7,200
Accounts payable	2,084	9,508	42,634	4,312	—	58,538
Accrued interest payable	—	12,086	—	—	—	12,086
Other accrued liabilities	6,407	2,970	20,746	3,963	—	34,086
Total current liabilities	8,491	31,764	63,380	8,275	—	111,910

Long-term debt
Principal amount	—	1,691,400	—	—	—	1,691,400
Less unamortized discount	—	(6,289)	—	—	—	(6,289)
Long-term debt, net of unamortized discount	—	1,685,111	—	—	—	1,685,111

Deferred income tax liabilities	—	58,076	276,180	41	—	334,297
Other long-term liabilities	—	—	—	313	—	313
Intercompany payables	2,143,130	995,186	1,295,207	68,583	(4,502,106)	—
Total Liabilities	2,151,621	2,770,137	1,634,767	77,212	(4,502,106)	2,131,631

Stockholders' Equity
Preferred share rights	—	—	—	—	—	—
Common stock	524	—	—	—	—	524
Additional paid-in capital	421,574	1,280,948	1,131,578	74,031	(2,486,557)	421,574
Treasury stock, at cost - 254 shares	(3,034)	—	—	—	—	(3,034)
Accumulated other comprehensive (loss) income, net of tax	(7,365)	(7,365)	(7,365)	(7,365)	22,095	(7,365)
Retained earnings (accumulated deficit)	182,340	175,510	161,192	12,562	(349,264)	182,340
Total Stockholders' Equity	594,039	1,449,093	1,285,405	79,228	(2,813,726)	594,039
Total Liabilities and Stockholders' Equity	$2,745,660	$4,219,230	$2,920,172	$156,440	$(7,315,832)	$2,725,670

Condensed Consolidating Balance Sheet
March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$24,644	$—	$—	$3,687	$—	$28,331
Accounts receivable, net	473	14,245	45,885	4,447	—	65,050
Inventories	—	14,357	46,309	5,930	(1,010)	65,586
Deferred income tax assets	260	925	4,914	445	—	6,544
Prepaid expenses and other current assets	8,004	113	2,898	659	—	11,674
Total current assets	33,381	29,640	100,006	15,168	(1,010)	177,185

Property and equipment, net	8,966	112	226	293	—	9,597
Goodwill	—	66,007	101,540	23,364	—	190,911
Intangible assets, net	—	192,861	1,169,943	32,013	—	1,394,817
Other long-term assets	—	23,153	—	—	—	23,153
Intercompany receivable	655,146	1,824,482	656,759	13,595	(3,149,982)	—
Investment in subsidiary	1,497,357	749,947	34,562	—	(2,281,866)	—
Total Assets	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,416	$7,658	$33,553	$2,659	$—	$48,286
Accrued interest payable	—	9,626	—	—	—	9,626
Other accrued liabilities	7,728	2,117	13,443	3,158	—	26,446
Total current liabilities	12,144	19,401	46,996	5,817	—	84,358

Long-term debt
Principal amount	—	937,500	—	—	—	937,500
Less unamortized discount	—	(3,086)	—	—	—	(3,086)
Long-term debt, net of unamortized discount	—	934,414	—	—	—	934,414

Deferred income tax liabilities	—	56,827	156,327	50	—	213,204
Other long-term liabilities	—	—	—	327	—	327
Intercompany payable	1,619,346	451,497	1,037,105	42,034	(3,149,982)	—
Total Liabilities	1,631,490	1,462,139	1,240,428	48,228	(3,149,982)	1,232,303

Stockholders' Equity
Common stock	520	—	—	—	—	520
Additional paid-in capital	414,387	1,280,945	681,503	23,815	(1,986,263)	414,387
Treasury stock, at cost - 206 shares	(1,431)	—	—	—	—	(1,431)
Accumulated other comprehensive income (loss), net of tax	739	739	739	739	(2,217)	739
Retained earnings (accumulated deficit)	149,145	142,379	140,366	11,651	(294,396)	149,145
Total Stockholders' Equity	563,360	1,424,063	822,608	36,205	(2,282,876)	563,360
Total Liabilities and Stockholders' Equity	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$33,195	$33,131	$20,826	$911	$(54,868)	$33,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,512	290	4,818	195	—	6,815
Deferred income taxes	(879)	1,351	11,084	(60)	—	11,496
Amortization of deferred financing costs		2,398				2,398
Stock-based compensation costs	3,403					3,403
Amortization of debt discount		687				687
Loss on sale of assets			—	56		56
Equity in income of subsidiaries	(33,256)	(20,723)	(911)	—	54,890	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	466	(107)	(4,496)	(4,226)	—	(8,363)
Inventories	—	4,691	1,857	738	(22)	7,264
Prepaid expenses and other current assets	5,163	(241)	(1,718)	(90)	—	3,114
Accounts payable	(2,332)	1,850	(6,997)	1,832	—	(5,647)
Accrued liabilities	(1,321)	3,313	(701)	1,349	—	2,640
Net cash provided by operating activities	5,951	26,640	23,762	705	—	57,058

Investing Activities
Purchases of property and equipment	(1,127)		(87)	(166)		(1,380)
Proceeds from the sale of business	—	—	18,500	—	—	18,500
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)		—	(749,666)
Acquisition of Hydralyte	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net		(809,157)	731,166	77,991		—
Net cash used in investing activities	(1,127)	(809,157)	(87)	(166)	—	(810,537)

Financing Activities
Term loan borrowings		720,000				720,000
Term loan repayments	—	(25,000)	—	—	—	(25,000)
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Payment of deferred financing costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	2,757	—	—	—	—	2,757
Proceeds from exercise of restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,030	—	—	—	—	1,030
Fair value of shares surrendered as payment of tax withholding	(1,660)	—	—	—	—	(1,660)
Intercompany activity, net	(21,187)	37,489	(18,641)	2,339	—	—
Net cash provided by (used in) financing activities	(19,003)	782,517	(18,641)	2,339	—	747,212

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(316)	—	(316)
(Decrease) increase in cash and cash equivalents	(14,179)	—	5,034	2,562	—	(6,583)
Cash and cash equivalents - beginning of period	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of period	$10,465	$—	$5,034	$6,249	$—	$21,748

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$53,484	$47,349	$38,003	$1,867	$(87,219)	$53,484
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,034	285	5,184	59	—	6,562
Deferred income taxes	(14)	(642)	5,011	—	—	4,355
Amortization of deferred financing costs	—	1,975	—	—	—	1,975
Stock-based compensation costs	2,487	—	—	—	—	2,487
Amortization of debt discount	—	798	—	—	—	798
Gain on sale of assets	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(50,199)	(35,152)	(1,868)	—	87,219	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(112)	996	(5,323)	(1,273)	—	(5,712)
Inventories	—	(1,975)	3,073	(277)	—	821
Prepaid expenses and other current assets	2,656	(147)	(787)	493	404	2,619
Accounts payable	(517)	(1,296)	(1,473)	2,161	—	(1,125)
Accrued liabilities	(6,218)	177	(3,011)	(1,207)	(404)	(10,663)
Net cash provided by operating activities	2,601	12,368	38,806	1,823	—	55,598

Investing Activities
Purchases of property and equipment	(2,216)	—	—	(103)	—	(2,319)
Proceeds from sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash (used in) provided by investing activities	(2,216)	(55,215)	3	(103)	—	(57,531)

Financing Activities
Term loan repayments	—	(7,500)	—	—	—	(7,500)
Repayments under revolving credit agreement	—	(35,500)	—	—	—	(35,500)
Borrowings under revolving credit agreement	—	50,000	—	—	—	50,000
Payment of deferred financing costs	—	(275)	—	—	—	(275)
Proceeds from exercise of stock options	5,143	—	—	—	—	5,143
Excess tax benefits from share-based awards	1,350	—	—	—	—	1,350
Fair value of shares surrendered as payment of tax withholding	(278)	—	—	—	—	(278)
Intercompany activity, net	2,347	36,122	(38,809)	340	—	—
Net cash provided by (used in) financing activities	8,562	42,847	(38,809)	340	—	12,940

Effect of exchange rate changes on cash and cash equivalents	—	—	—	156	—	156
Increase in cash and cash equivalents	8,947	—	—	2,216	—	11,163
Cash and cash equivalents - beginning of period	14,720	—	—	950	—	15,670
Cash and cash equivalents - end of period	$23,667	$—	$—	$3,166	$—	$26,833

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 60 of this Quarterly Report on Form 10-Q.

General
We are engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, and club, convenience, and dollar stores in North America (the United States and Canada), and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to grow our presence in these categories and, as a result, grow our sales and profits.

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

Acquisitions and Divestitures

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed its previously announced acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extends the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also adds brands to the Company's cough/cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing.

The Insight acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	25,784
Inventories	23,559
Deferred income tax assets - current	860
Prepaids and other current assets	1,407
Property, plant and equipment	2,308
Goodwill	103,255
Intangible Assets	724,374
Total assets acquired	885,054

Accounts payable	16,079
Accrued expenses	8,003
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	131,881
Total purchase price	$753,173

Based on this analysis, we allocated $599.6 million to non-amortizable intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at September 30, 2014 was 16.1 years.

We also recorded goodwill of $103.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The operating results of Insight have been included in our Consolidated Financial Statements beginning September 3, 2014. Revenues of the acquired Insight operations for the three and six months ended September 30, 2014 were $12.7 million. Net loss for the three and six months ended September 30, 2014 was $2.0 million. On September 3, 2014 we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of Insight's operations been included in our operations commencing on April 1, 2013, based upon available information related to Insight's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Insight acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

(In thousands, except per share data)	Six Months Ended September 30, 2014
Revenues	$393,140
Net income	$37,957

Earnings per share:
Basic	$0.73

Diluted	$0.72

(In thousands, except per share data)	Six Months Ended September 30, 2013
Revenues	$389,490
Net income	$53,511

Earnings per share:
Basic	$1.04

Diluted	$1.03

Acquisition of the Hydralyte brand
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on the balance sheet and our existing senior secured credit facility.

Hydralyte is the leading OTC brand in oral rehydration in Australia and is marketed and sold through our Care Pharmaceuticals Pty Ltd. subsidiary ("Care Pharma"). Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and other ailments. Hydralyte is included in our International OTC Healthcare segment.

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

Acquisition of Care Pharmaceuticals Pty Ltd.
On July 1, 2013, we completed the acquisition of Care Pharma, which was funded through a combination of our existing senior secured credit facility and cash on hand.

The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the

Fab line of nutritional supplements. Care Pharma also includes a line of brands for children including, Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our OTC Healthcare portfolio and are included in our International OTC Healthcare segment.

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at September 30, 2014 was 13.1 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

Results of Operations

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Total Segment Revenues

	Three Months Ended September 30,
(In thousands)	2014	%	2013	%	Increase (Decrease)%
North American OTC Healthcare
Analgesics	$29,072	16.0	$29,343	17.6	$(271)	(0.9)
Cough & Cold	24,771	13.7	28,695	17.2	(3,924)	(13.7)
Women's Health	9,119	5.0	501	0.3	8,618	(*)
Gastrointestinal	20,896	11.5	21,695	13.0	(799)	(3.7)
Eye & Ear Care	21,405	11.8	19,378	11.6	2,027	10.5
Dermatologicals	17,459	9.6	17,716	10.6	(257)	(1.5)
Oral Care	12,934	7.1	13,028	7.8	(94)	(0.7)
Other OTC	1,922	1.2	1,919	1.1	3	0.2
Total North American OTC Healthcare	137,578	75.9	132,275	79.2	5,303	4.0

International OTC Healthcare
Analgesics	792	0.4	698	0.4	94	13.5
Cough & Cold	5,460	3.0	5,023	3.0	437	8.7
Women's Health	658	0.4	633	0.4	25	3.9
Gastrointestinal	5,598	3.1	301	0.2	5,297	(*)
Eye & Ear Care	4,028	2.2	1,625	1.0	2,403	147.9
Dermatologicals	687	0.4	605	0.3	82	13.6
Oral Care	127	0.1	130	0.1	(3)	(2.3)
Other OTC	4	—	—	—	4	(*)
Total International OTC Healthcare	17,354	9.6	9,015	5.4	8,339	92.5

Total OTC Healthcare	154,932	85.5	141,290	84.6	13,642	9.7
Household Cleaning	26,337	14.5	25,655	15.4	682	2.7
Total Consolidated	$181,269	100.0	$166,945	100.0	$14,324	8.6
(*) not meaningful

Total segment revenues for the three months ended September 30, 2014 were $181.3 million, an increase of $14.3 million, or 8.6% versus the three months ended September 30, 2013. This increase was primarily related to an increase in the International OTC Healthcare segment due to the acquisition of the Hydralyte brand, and an increase in the North American OTC Healthcare segment due to the acquisition of Insight, partially offset by a decline in the North American OTC Healthcare legacy brands.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $5.3 million, or 4.0%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.

This increase was primarily due to the acquisition of Insight, which contributed $12.7 million to the segment overall, with $8.8 million to the women’s health care product group, partially offset by a decrease of $0.2 million in the women's health care product group from the legacy North American OTC healthcare brands. This increase was also attributable to a $2.0 million increase in the eye & ear care product group. This was partially offset by declines of approximately $3.9 million and $0.8 million in the cough & cold and gastroinstestinal product groups, respectively, from the legacy North American OTC Healthcare brands. The decrease in the cough & cold product group revenues was due largely to a decrease in revenues for Pediacare, which continues to experience losses due to return of competitive products to the market and an inventory build that occurred in 2013 for a new product launch. The decrease in the dermatologicals product group revenues was caused primarily by decreases in revenues for Compound W due to overall category declines and competition from private label products.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $8.3 million during the three months ended September 30, 2014 versus the three months ended September 30, 2013. This increase was primarily attributable to increases of $5.3 million and $2.4 million in the gastrointestinal and eye & ear care product groups, respectively, resulting from the acquisition of Hydralyte and increased sales of Murine Tears.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $0.7 million, or 2.7%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013. The increase was primarily due to increased sales in the dollar channel for Comet.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(Amounts in thousands)					Increase (Decrease)
Cost of Sales	2014	%	2013	%	Amount	%
North American OTC Healthcare	$52,185	37.9	$50,987	38.5	$1,198	2.3
International OTC Healthcare	6,595	38.0	4,338	48.1	2,257	52.0
Household Cleaning	19,947	75.7	18,398	71.7	1,549	8.4
	$78,727	43.4	$73,723	44.2	$5,004	6.8

Cost of sales increased $5.0 million, or 6.8%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013. This increase was largely due to increased volume. As a percentage of total revenue, cost of sales decreased to 43.4% in the three months ended September 30, 2014 from 44.2% in the three months ended September 30, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to favorable impact from lower cost of sales as a percentage of revenue of the International OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $1.2 million, or 2.3%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.  This increase is due to increased sales volume from the acquisition of Insight, partially offset by a decrease in cost of sales in the North American OTC Healthcare legacy brands. As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment decreased to 37.9% in the three months ended September 30, 2014 from 38.5% during the three months ended September 30, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to a favorable product mix in the North American OTC Healthcare segment.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $2.3 million, or 52.0%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013. This increase was due to the acquisition of Hydralyte and increased overall sales volume. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 38.0% in the three months ended September 30, 2014 from 48.1% during the three months ended September 30, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to a favorable product mix in the International OTC Healthcare segment.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $1.5 million, or 8.4%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.  As a percentage of Household Cleaning revenues, cost of sales increased to 75.7% during the three months ended September 30, 2014 from 71.7% during the three months ended September 30, 2013. This increase in cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix resulting from higher sales volumes at lower prices through the dollar channel.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(Amounts in thousands)					Increase (Decrease)
Gross Profit	2014	%	2013	%	Amount	%
North American OTC Healthcare	$85,393	62.1	$81,288	61.5	$4,105	5.0
International OTC Healthcare	10,759	62.0	4,677	51.9	6,082	130.0
Household Cleaning	6,390	24.3	7,257	28.3	(867)	(11.9)
	$102,542	56.6	$93,222	55.8	$9,320	10.0

Gross profit for the three months ended September 30, 2014 increased $9.3 million, or 10.0%, when compared with the three months ended September 30, 2013.  As a percentage of total revenues, gross profit increased to 56.6% in the three months ended September 30, 2014 from 55.8% in the three months ended September 30, 2013. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins recognized in the International OTC Healthcare segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $4.1 million, or 5.0%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.  As a percentage of North American OTC Healthcare revenues, gross profit increased to 62.1% during the three months ended September 30, 2014 from 61.5% during the three months ended September 30, 2013. The increase in gross profit as a percentage of revenues was primarily the result of a favorable product group mix with higher gross margins.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $6.1 million, or 130.0%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.0% during the three months ended September 30, 2014 from 51.9% during the three months ended September 30, 2013. The increase in gross profit as a percentage of revenues was primarily the result of the higher gross margins associated with Murine Tears and the recently acquired Hydralyte brand.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.9 million, or 11.9%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.  As a percentage of Household Cleaning revenue, gross profit decreased to 24.3% during the three months ended September 30, 2014 from 28.3% during the three months ended September 30, 2013. The decrease in gross profit as a percentage of revenues was primarily attributable to an unfavorable customer mix resulting from higher sales through the dollar and club channels, which have lower gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(Amounts in thousands)					Increase (Decrease)
Contribution Margin	2014	%	2013	%	Amount	%
North American OTC Healthcare	$63,951	46.5	$58,741	44.4	$5,210	8.9
International OTC Healthcare	7,724	44.5	3,231	35.8	4,493	139.1
Household Cleaning	5,823	22.1	6,703	26.1	(880)	(13.1)
	$77,498	42.8	$68,675	41.1	$8,823	12.8

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses. Contribution margin increased $8.8 million, or 12.8%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.  The contribution margin increase was primarily the result of the previously discussed impact of the acquisitions and lower advertising and promotional expenses by the North American OTC Healthcare legacy brands.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $5.2 million, or 8.9%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013. The contribution margin increase was primarily the result of the Insight acquisition and lower advertising and promotional expenses associated with the legacy North American OTC Healthcare segment brands. Advertising and promotional spending decreased $1.1 million, or 4.9%, due primarily to BC and Goody's new product launches in the prior year. This was partially offset by increases associated with the recently acquired Insight brands. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 46.5% during the three months ended September 30, 2014 from 44.4% during the three months ended September 30, 2013.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $4.5 million, or 139.1%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 44.5% during the three months ended September 30, 2014 from 35.8% during the three months ended September 30, 2013. This increase was primarily related to the increased gross profit from the recent acquisition of the Hydralyte brand.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.9 million, or 13.1%, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment decreased to 22.1% during the three months ended September 30, 2014 from 26.1% during the three months ended September 30, 2013. The contribution margin decrease was the result of the gross profit decrease discussed above.

General and Administrative
General and administrative expenses were $27.1 million for the three months ended September 30, 2014 versus $11.6 million for the three months ended September 30, 2013. The increase in general and administrative expenses was primarily due to $8.0 million of acquisition costs mainly related to the purchase of Insight, increased compensation costs of $5.4 million and higher legal and other professional costs of $0.9 million.

Depreciation and Amortization
Depreciation and amortization expense was $3.9 million and $3.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in depreciation and amortization expense was due to slightly lower intangible asset amortization in the current period.

Interest Expense
Net interest expense was $18.2 million during the three months ended September 30, 2014 versus $16.5 million during the three months ended September 30, 2013. The increase in interest expense was primarily the result of a higher level of indebtedness. The average indebtedness outstanding increased from $1.0 billion during the three months ended September 30, 2013 to $1.2 billion during the three months ended September 30, 2014. The increase in average indebtedness outstanding is the result of additional borrowings under our 2012 Term Loan and 2012 ABL Revolver to fund our acquisition of Insight, partially offset by the higher repayments during the three months ended September 30, 2014. This increase was primarily due to higher borrowings under our 2012 Term Loan and 2012 ABL Revolver. The average cost of borrowing decreased to 6.0% for the three months ended September 30, 2014, from 6.7% for the three months ended September 30, 2013, which is attributed to the refinancing of debt in September 2014.

Income Taxes
The provision for income taxes during the three months ended September 30, 2014 was $11.9 million versus $4.5 million during the three months ended September 30, 2013.  The effective tax rate during the three months ended September 30, 2014 was 41.9% versus 12.1% during the three months ended September 30, 2013.  The increase in the effective tax rate was primarily due to certain non-deductible items related to acquisitions and state tax adjustments. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2015 is expected to be approximately 35.8%, excluding the impact of acquisitions and discrete items that may occur.

Results of Operations

Six Months Ended September 30, 2014 compared to the Six Months Ended September 30, 2013

Total Segment Revenues

	Six Months Ended September 30,
(In thousands)	2014	%	2013	%	Increase (Decrease)%
North American OTC Healthcare
Analgesics	$54,103	16.5	$57,479	18.6	$(3,376)	(5.9)
Cough & Cold	44,814	13.7	49,193	15.9	(4,379)	(8.9)
Women's Health	9,487	2.9	988	0.3	8,499	(*)
Gastrointestinal	41,534	12.7	43,453	14.0	(1,919)	(4.4)
Eye & Ear Care	42,130	12.9	39,710	12.8	2,420	6.1
Dermatologicals	29,720	9.1	32,347	10.5	(2,627)	(8.1)
Oral Care	23,121	7.1	24,114	7.8	(993)	(4.1)
Other OTC	3,103	1.0	4,077	1.3	(974)	(23.9)
Total North American OTC Healthcare	248,012	75.9	251,361	81.2	(3,349)	(1.3)

International OTC Healthcare
Analgesics	1,457	0.4	727	0.2	730	100.4
Cough & Cold	10,259	3.1	6,006	1.9	4,253	70.8
Women's Health	1,176	0.4	633	0.2	543	85.8
Gastrointestinal	8,096	2.5	312	0.1	7,784	(*)
Eye & Ear Care	8,670	2.6	3,885	1.3	4,785	123.2
Dermatologicals	1,229	0.4	696	0.2	533	76.6
Oral Care	189	0.1	177	0.1	12	6.8
Other OTC	4	—	—	—	4	(*)
Total International OTC Healthcare	31,080	9.5	12,436	4.0	18,644	149.9

Total OTC Healthcare	279,092	85.4	263,797	85.2	15,295	5.8
Household Cleaning	47,879	14.6	45,660	14.8	2,219	4.9
Total Consolidated	$326,971	100.0	$309,457	100.0	$17,514	5.7
(*) not meaningful

Total segment revenues for the six months ended September 30, 2014 were $327.0 million, an increase of $17.5 million, or 5.7%, versus the six months ended September 30, 2013. This increase was primarily related to the increase in the International OTC Healthcare segment, which resulted primarily from the recent acquisitions of Care Pharma and the Hydralyte brand, and to an increase in the Household Cleaning segment. This was offset by a decline in the North American legacy OTC Healthcare brands, partially offset by an increase from brands acquired from the recent Insight acquisition.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $3.3 million, or 1.3%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013.

This decrease was primarily due to a decline in the cough & cold, analgesics, dermatological, and gastrointestinal product groups, in the amount of $4.4 million, $3.4 million, $2.6 million and $1.9 million, respectively. The decrease in the analgesics product group revenues was due largely to a decrease in revenues for the BC and Goody’s brands, which benefited from new product launches in fiscal 2013. The decrease in the dermatologicals product group revenues was primarily due to declines in revenue from Compound W and Dermoplast. The decrease in the gastrointestinal product group revenues was caused primarily by decreases in revenues for both the Beano and Fiber Choice brands. The remaining decrease reflects an aggregate decline in other product groups within the North American OTC Healthcare Segment, partially offset by increases in the eye & ear care and women’s health product groups.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $18.6 million during the six months ended September 30, 2014 versus the six months ended September 30, 2013. The increase was primarily due to the acquisition of the Hydralyte brand in April 2014 and increased sales of Murine Tears in the eye & ear care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $2.2 million, or 4.9%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013. The increase was primarily due to increased sales in the dollar channel for Comet.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(Amounts in thousands)					Increase (Decrease)
Cost of Sales	2014	%	2013	%	Amount	%
North American OTC Healthcare	$94,526	38.1	$94,533	37.6	$(7)	—
International OTC Healthcare	11,679	37.6	5,803	46.7	5,876	101.3
Household Cleaning	36,358	75.9	32,875	72.0	3,483	10.6
	$142,563	43.6	$133,211	43.0	$9,352	7.0

Cost of sales increased $9.4 million, or 7.0%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013. This increase was largely due to the products acquired in the Care Pharma ,the Hydralyte brand, and Insight acquisitions. As a percentage of total revenue, cost of sales increased to 43.6% in the six months ended September 30, 2014 from 43.0% in the six months ended September 30, 2013. This increase in cost of sales as a percentage of revenues was primarily due to higher volumes at lower prices through the dollar channel, which affected the Household Cleaning segment and an unfavorable product mix in the North American OTC Healthcare segment. This was offset by favorable product mix changes in the International OTC Healthcare segment due to the acquisitions of Care Pharma and the Hydralyte brand.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment was consistent at $94.5 million for the six months ended September 30, 2014 and the six months ended September 30, 2013.  As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment increased to 38.1% in the six months ended September 30, 2014 from 37.6% during the six months ended September 30, 2013. This increase in cost of sales as a percentage of revenues was primarily due to an unfavorable product mix in the North American OTC Healthcare segment.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $5.9 million during the six months ended September 30, 2014 versus the six months ended September 30, 2013. This increase was due to higher volumes in the products acquired from the acquisition of Care Pharma and the Hydralyte brand. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 37.6% in the six months ended September 30, 2014 from 46.7% during the six months ended September 30, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to a favorable product mix in the International OTC Healthcare segment.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $3.5 million, or 10.6%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013.  As a percentage of Household Cleaning revenues, cost of sales increased to 75.9% during the six months ended September 30, 2014 from 72.0% during the six months ended September 30, 2013. The increase in the cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix resulting from higher sales volumes at lower prices through the dollar and club channels.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(Amounts in thousands)					Increase (Decrease)
Gross Profit	2014	%	2013	%	Amount	%
North American OTC Healthcare	$153,486	61.9	$156,828	62.4	$(3,342)	(2.1)
International OTC Healthcare	19,401	62.4	6,633	53.3	12,768	192.5
Household Cleaning	11,521	24.1	12,785	28.0	(1,264)	(9.9)
	$184,408	56.4	$176,246	57.0	$8,162	4.6

Gross profit for the six months ended September 30, 2014 increased $8.2 million, or 4.6%, when compared with the six months ended September 30, 2013.  As a percentage of total revenues, gross profit decreased to 56.4% in the six months ended September 30, 2014 from 57.0% in the six months ended September 30, 2013. The decrease in gross profit percentage was primarily due to higher costs as as percentage of total segment revenues in the North American OTC Healthcare and the Household Cleaning segment. This was partially offset by the higher gross profit percentages from the recently acquired Care Pharma and Hydralyte brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.3 million, or 2.1%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013.  As a percentage of North American OTC Healthcare revenues, gross profit decreased slightly to 61.9% during the six months ended September 30, 2014 from 62.4% during the six months ended September 30, 2013.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $12.8 million during the six months ended September 30, 2014 versus the six months ended September 30, 2013. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.4% during the six months ended September 30, 2014 from 53.3% during the six months ended September 30, 2013. The increase was due to the higher gross profit percentage from the recently acquired Care Pharma and Hydralyte brands.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $1.3 million, or 9.9%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013.  As a percentage of Household Cleaning revenue, gross profit decreased to 24.1% during the six months ended September 30, 2014 from 28.0% during the six months ended September 30, 2013. The decrease was primarily attributable to an unfavorable product mix resulting from higher sales through the dollar channel, which have lower gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(Amounts in thousands)					Increase (Decrease)
Contribution Margin	2014	%	2013	%	Amount	%
North American OTC Healthcare	$115,692	46.6	$116,731	46.4	$(1,039)	(0.9)
International OTC Healthcare	14,026	45.1	4,923	39.6	9,103	184.9
Household Cleaning	10,550	22.0	11,364	24.9	(814)	(7.2)
	$140,268	42.9	$133,018	43.0	$7,250	5.5

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance, which is defined as gross profit less advertising and promotional expenses. Contribution margin increased $7.3 million, or 5.5%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013.  The contribution margin increase was primarily the result of the effects of higher gross profit discussed above as well as lower advertising and promotional expenses.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $1.0 million, or 0.9%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013. The contribution margin decline was primarily the result of the effects of lower sales volumes and higher costs and resulting lower gross profit, slightly offset by lower advertising and promotional spending. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 46.6% during the six months ended September 30, 2014 from 46.4% during the six months ended September 30, 2013. Advertising and promotional spending decreased due primarily to BC, Goody's and Pediacare new product launches in the prior year, partially offset by the Insight acquisition.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $9.1 million during the six months ended September 30, 2014 versus the six months ended September 30, 2013. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment increased to 45.1% during the six months ended September 30, 2014 from 39.6% during the six months ended September 30, 2013. This increase was primarily related to increased gross profit from the recent acquisitions of the Care Pharma and the Hydralyte brand discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.8 million, or 7.2%, during the six months ended September 30, 2014 versus the six months ended September 30, 2013.  As a percentage of Household Cleaning revenues, contribution margin for the Household Cleaning segment decreased to 22.0% during the six months ended September 30, 2014 from 24.9% during the six months ended September 30, 2013. The contribution margin decrease was the result of gross profit changes discussed above, partially offset by lower advertising and promotion spending.

General and Administrative
General and administrative expenses were $44.1 million for the six months ended September 30, 2014 versus $23.3 million for the six months ended September 30, 2013. The increase in general and administrative expenses was primarily due to $12.1 million of acquisition costs related to the purchases of Insight and Hydralyte, increased compensation costs of $5.7 million and higher legal and other professional costs of $1.6 million.

Depreciation and Amortization
Depreciation and amortization expense was $6.8 million for the six months ended September 30, 2014 versus $6.6 million for the six months ended September 30, 2013.  The increase in depreciation and amortization expense was due to slightly higher intangible asset amortization in the current period.

Interest Expense
Net interest expense was $32.9 million during the six months ended September 30, 2014 versus $32.3 million during the six months ended September 30, 2013. The increase in interest expense was primarily the result of a higher level of indebtedness. The average indebtedness outstanding increased from $1.0 billion during the six months ended September 30, 2013 to $1.1 billion during the six months ended September 30, 2014. The increase in average indebtedness outstanding is the result of additional borrowings under our 2012 Term B-2 Loan and 2012 ABL Revolver to fund our acquisition of the Hydralyte brand and Insight, partially offset by the higher repayments during the six months ended September 30, 2014. The average cost of borrowing decreased to 6.0% for the six months ended September 30, 2014, from 6.6% for the six months ended September 30, 2013, which is attributed to the refinancing of debt in September 2014.

Income Taxes
The provision for income taxes during the six months ended September 30, 2014 was $23.3 million versus $17.4 million during the six months ended September 30, 2013.  The effective tax rate during the six months ended September 30, 2014 was 41.2% versus 24.5% during the six months ended September 30, 2013.  The increase in the effective tax rate was primarily due to certain non-deductible items related to acquisitions and state tax adjustments. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2015 is expected to be approximately 35.8%, excluding the impact of additional acquisitions and discrete items that may occur.

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

	Six Months Ended September 30,
(In thousands)	2014	2013
Cash provided by (used in):
Operating Activities	$57,058	$55,598
Investing Activities	(810,537)	(57,531)
Financing Activities	747,212	12,940

Operating Activities
Net cash provided by operating activities was $57.1 million for the six months ended September 30, 2014 compared to $55.6 million for the six months ended September 30, 2013. The $1.5 million increase in net cash provided by operating activities was primarily due to a decrease in working capital of $13.1 million and higher non-cash charges of $8.7 million, offset by a decrease in net income of $20.3 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased primarily due to decreases in inventories of $6.4 million, prepaid expenses of $0.5 million, and an increase in accrued liabilities of $13.3 million. This was offset by increases in accounts receivable of $2.7 million and a decrease in accounts payable of $4.5 million.

Non-cash charges increased $8.7 million primarily due to an increase in stock based compensation charges of $0.9 million and deferred income tax charges of $7.1 million, and amortization of deferred financing costs of $0.4 million.

Investing Activities
Net cash used in investing activities was $810.5 million for the six months ended September 30, 2014 compared to $57.5 million for the six months ended September 30, 2013. The increase in net cash used in investing activities for the six months ended September 30, 2014 was primarily due to the use of cash for the acquisition of Insight Pharmaceuticals in September 2014 of $749.7 and for the acquisition of the Hydralyte brand in April 2014 of $78.0 million slightly offset by proceeds from sale of business assets of $18.5 million.

Financing Activities
Net cash provided by financing activities was $747.2 million for the six months ended September 30, 2014 compared to net cash provided by financing activities of $12.9 million for the six months ended September 30, 2013.  The increase in cash provided by financing activities was primarily due to the net borrowings of $720.0 million under the 2012 term loan and $66.1 million under the 2012 ABL Revolver in the six months ended September 30, 2014, while the prior year period resulted in net borrowings under the 2012 ABL Revolver of $14.5 million. We utilized $65.0 million of borrowings under the ABL Revolver for the acquisition of the Hydralyte brand and repaid $58.5 million during the six months ended September 30, 2014. Due to the net borrowing under the 2012 ABL Revolver and 2012 Term Loan, our outstanding indebtedness increased to $1,698.6 million at September 30, 2014 from $937.5 million at March 31, 2014.

Capital Resources
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the 2012 ABL Revolver with a five-year maturity, and (iii) repaid in full and canceled its then-existing credit facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes. The Borrower may redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc.

On February 21, 2013, the Borrower entered into an amendment to the 2012 Term Loan ("Term Loan Amendment No. 1"). The Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loan"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin. The new Term B-1 Loans mature on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
On September 3, 2014, the Borrower entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans in an aggregate principal amount of $720.0 million (the "Term B-2 Loan"), (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief and (iii) an interest rate on (x) the Term B-1 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin, and (y) the Term B-2 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).
On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii)increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 3.7%.

On December 17, 2013, the Borrower issued $400.0 million of the 2013 Senior Notes. The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc. As a result of this issuance, in December 2013, we redeemed $201.7 million of our 8.25% senior notes due 2018 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.

As of September 30, 2014, we had an aggregate of $1,698.6 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$262.5 million of borrowings under the 2012 Term B-1 Loan;

•	$720.0 million of borrowings under the 2012 Term B-2 Loan; and

•	$66.1 million of borrowings under the 2012 ABL Revolver.

As of September 30, 2014, we had $68.9 million of borrowing capacity under the 2012 ABL Revolver.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either September 30, 2014 or March 31, 2014 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 8.00 to 1.0 for the quarter ended September 30, 2014 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending June 30, 2016 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending June 30, 2016 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At September 30, 2014, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2015. During the years ended March 31, 2014, 2013 and 2012, we made voluntary principal payments against outstanding indebtedness of $157.5 million, $190.0 million and $25.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No.2, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loan, with the balance expected to be due on the seventh anniversary of the closing date. Therefore, we have presented $7.2 million of current portion of long term debt as of September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three and six month periods ended September 30, 2014, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  The recent volatility in crude oil prices has had an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the periods in which the reimbursement criteria are achieved. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities, because such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods. Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2014 was $33.4 million. For the three and six months ended September 30, 2014, our related promotional expense was $12.3 million and $21.1 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2014, our sales and operating income would have been adversely affected by approximately $3.3 million.  Net income would have been adversely affected by approximately $2.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six months ended September 30, 2014, our sales and operating income would have been adversely affected by approximately $1.2 million and $2.1 million, respectively.  Net income would have been adversely affected by approximately $0.8 million and $1.3 million, respectively, for the three and six months ended September 30, 2014.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2014, we had 225 coupon events.  The amount recorded against revenues and accrued for these events during 2014 was $5.6 million. Cash settlement of coupon redemptions during 2014 was $3.8 million.  During the three and six months ended September 30, 2014, we had 66 and 128 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and six months ended September 30, 2014 was $0.8 million and $2.6 million, respectively. Cash settlement of coupon redemptions during the three and six months ended September 30, 2014 was $0.8 million and $1.3 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon a rolling twelve month average return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2014, 2013 and 2012, returns represented 2.2%, 2.9% and 2.9%, respectively, of gross sales.  For the three and six months September 30, 2014, product returns represented 4.2% and 4.1% of gross sales, respectively.  At September 30, 2014 and March 31, 2014, the allowance for sales returns and cash discounts was $10.0 million and $7.0 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 2.2% to 2.9% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2014 by approximately $0.7 million.  Net income would have been reduced by approximately $0.4 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six months ended September 30, 2014 would have reduced our reported sales and operating income by approximately $0.2 million and $0.4 million, respectively, while our net income would have been reduced by approximately $0.1 million and $0.2 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.5 million for the fiscal year ended March 31, 2014, while for the three and six months ended September 30, 2014, we recorded obsolescence costs of $1.3 million and $2.6 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2014 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2014 by approximately $0.1 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and six months ended September 30, 2014 would have adversely affected each of our reported operating income and net income by less than approximately $0.1 million and $0.1 million, respectively.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.4% and 1.6% of accounts receivable at September 30, 2014 and March 31, 2014, respectively.  Bad debt expense for the fiscal year ended March 31, 2014 was $0.1 million, while during the three and six months ended September 30, 2014, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2014 would have resulted in a decrease in each of reported operating income and reported net income of approximately $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and six months ended September 30, 2014 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,457.9 million and $1,585.7 million at September 30, 2014 and March 31, 2014, respectively.  At September 30, 2014, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$263,411	$23,193	$7,389	$293,993

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	2,356	—	343,478
Cough & Cold	185,453	21,904	—	207,357
Women's Health	532,301	1,920	—	534,221
Gastrointestinal	213,639	69,291	—	282,930
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	217,227	2,269	—	219,496
Oral Care	61,438	—	—	61,438
Household Cleaning	—		119,820	119,820
Total indefinite-lived intangible assets, net	1,723,498	97,740	119,820	1,941,058

Finite-lived:
Analgesics	10,442	—	—	10,442
Cough & Cold	34,012	806	—	34,818
Women's Health	39,162	381	—	39,543
Gastrointestinal	21,642	262	—	21,904
Eye & Ear Care	31,072	—	—	31,072
Dermatologicals	27,191	—	—	27,191
Oral Care	16,521	—	—	16,521
Other OTC	16,103	—	—	16,103
Household Cleaning	—	—	25,295	25,295
Total finite-lived intangible assets, net	196,145	1,449	25,295	222,889
Total intangible assets, net	1,919,643	99,189	145,115	2,163,947
Total goodwill and intangible assets, net	$2,183,054	$122,382	$152,504	$2,457,940

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

On September 3, 2014, we completed the acquisition of Insight. In connection with this acquisition, we allocated $724.4 million to intangible assets based on our preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

In connection with the acquisition of Insight, we also recorded goodwill based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

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

We report goodwill and indefinite-lived intangible assets in each of our three reportable segments: North American OTC Healthcare, International OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280-10, which is at the brand level and one level below the operating segment level. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on the key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future. We have experienced declines in revenue of certain brands in the North American OTC Healthcare segment during the three and six months ended September 30, 2014, compared to the same periods during the prior year. Sustained or significant future declines in revenue, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds the carrying value in which case a non-cash impairment charge may be recorded in future periods. For example, we have experienced increased competitive pressures in our pediatric cough and cold and gastroinstestinal product groups. If these conditions persist, or if our performance during future cough & cold seasons is weaker than projections used in the valuation calculations, the value of brands that treat these ailments may become impaired. We will continue to assess intangible assets at the brand level to identify conditions that indicate the carrying value may not be recoverable, and perform impairment analysis as deemed prudent.

Goodwill
As of March 31, 2014, we had 20 reporting units with goodwill, including six reporting units resulting from the acquisition of the 17 brands from GlaxoSmithKline plc in 2012, and five reporting units resulting from the acquisition of the Care Pharma brands. The aggregate fair value exceeded the carrying value by 53.1%. One individual reporting unit's fair value exceeded its carrying value by less than 10.0%. The reporting unit's associated carrying value of goodwill and intangible assets amounted to $0.8 million at March 31, 2014. Additionally, certain brands, including certain of our Household Cleaning brands, have experienced recent revenue declines. While certain reporting units' fair value exceeded their carrying value by less than 10.0%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances, sustained or significant adverse changes in operating results of certain brands, and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions, and we may be required to record additional impairment charges in the future. No impairment charge was recorded during the six months ended September 30, 2014.

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

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value. Accordingly, management's projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. In a manner similar to goodwill, future events, such as competition, technological advances, sustained or significant adverse changes in operating results of certain brands, and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.

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

If analysis of any of the aforementioned factors warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management's projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value, as calculated using the discounted cash flow analysis.  Future events, such as competition, technological advances, sustained or significant adverse changes in operating results of certain brands, and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.

Impairment Analysis
We estimate the fair value of our intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at September 30, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the six months ended September 30, 2014. However, sustained or significant future declines in revenue, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of specific brands could require us to record a non-cash impairment charge in future periods. Management will continue to assess as necessary individual brands that would potentially be impacted by the indicators described above that might occur in the future, which would trigger consideration for impairment.

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the six months ended September 30, 2014.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $3.4 million and $2.5 million for the six months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the new guidance does not allow for a performance target that affects vesting to be reflected in estimating the fair value of the award at the grant date. The amendments to this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not have any outstanding share-based payments with a performance target. The adoption of ASU 2014-12 is not expected to have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "strategy," "future," "seek," "may," "would," "will," “will be,” or other similar words and phrases.  Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks.  For more information, see “Risk Factors” contained in Part I, Item 1A., of our Annual Report on Form 10-K for our fiscal year ended March 31, 2014 and in Part II, Item 1A., of this Quarterly Report on Form 10-Q.  In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	Our ability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our ability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2014, we had variable rate debt of approximately $982.5 million under our 2012 Term Loan and $66.1 million under our ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2014 of approximately $5.2 million and $7.7 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2014 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the three and six months ended September 30, 2014, Walmart, which accounted for approximately 17.0% and 18.0%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our sales. We expect that for future periods, our top five and top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on inventory management or otherwise, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results from operations.

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

Most of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner, and such manufacturers may not allocate sufficient capacity to us to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.   In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels and sales, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use have and may in the future increase the cost of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers.  Increased costs could also have a material adverse effect on our financial condition and results from operations.

At September 30, 2014, we had relationships with 101 third-party manufacturers pertaining to our domestic operations.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 77.4% of our gross sales for 2014.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Our risks associated with doing business internationally increase as we expand our international footprint.

During the three and six months ended September 30, 2014, approximately 9.9% and 9.8%, respectively, of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharma, which markets and sells healthcare products in Australia. In addition, on April 30, 2014, we acquired Hydralyte in Australia and New Zealand. We generally rely on brokers and distributors for the sale of our products in other foreign countries.  Risks of doing business internationally include:

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

At September 30, 2014, our total indebtedness, including current maturities, was approximately $1,698.6 million.

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

The terms of the indentures governing the 2012 Senior Notes and the 2013 Senior Notes, and the credit agreement governing the 2012 Term Loans and 2012 ABL Revolver, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At September 30, 2014, we had $68.9 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of September 30, 2014 would have been approximately $1.7 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At September 30, 2014, the book value of our current assets was $0.2 billion.  Although the book value of our total assets was $2.7 billion, approximately $2.5 billion was in the form of intangible assets, including goodwill of $0.3 billion, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable we assess the potential impairment of our goodwill and other intangible assets. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact our financial condition and results of operations. We recorded charges in 2010 and 2009 for impairment of certain of these assets. If any of our brands sustain significant or prolonged declines in performance, we may be required to perform an interim impairment analysis. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities.  As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 6, 2014	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1	Executive Employment Agreement, dated as of August 11, 2014, by and between Prestige Brands Holdings, Inc. and Thomas Hochuli.

10.2	Second Amendment to Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc.

10.3
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement (as amended by Amendment No. 1, dated as of February 21, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014, and incorporated herein by reference).

10.4
Amendment No. 3, dated as of September 3, 2014, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014, and incorporated herein by reference).

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