Form 10-Q
period 2014-12-31
Prestige Brands Holdings, Inc.
filed 2015-02-05
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Yes ☐ No ☒
As of January 30, 2015, there were 52,273,201 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues
Net sales	$196,435	$143,713	$520,981	$450,862
Other revenues	1,171	1,158	3,596	3,466
Total revenues	197,606	144,871	524,577	454,328

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	85,861	64,403	228,424	197,614
Gross profit	111,745	80,468	296,153	256,714

Operating Expenses
Advertising and promotion	30,144	24,229	74,284	67,457
General and administrative	19,454	12,137	63,588	35,390
Depreciation and amortization	5,154	3,644	11,967	10,206
Total operating expenses	54,752	40,010	149,839	113,053
Operating income	56,993	40,458	146,314	143,661

Other (income) expense
Interest income	(20)	(16)	(67)	(44)
Interest expense	24,612	21,276	57,505	53,648
Gain on sale of asset	(1,133)	—	(1,133)	—
Loss on extinguishment of debt	—	15,012	—	15,012
Total other expense	23,459	36,272	56,305	68,616
Income before income taxes	33,534	4,186	90,009	75,045
Provision for income taxes	12,241	1,056	35,521	18,431
Net income	$21,293	$3,130	$54,488	$56,614

Earnings per share:
Basic	$0.41	$0.06	$1.05	$1.10
Diluted	$0.40	$0.06	$1.04	$1.08

Weighted average shares outstanding:
Basic	52,278	51,806	52,110	51,498
Diluted	52,730	52,445	52,622	52,236

Comprehensive income, net of tax:
Currency translation adjustments	(8,779)	(2,694)	(16,883)	(1,571)
Total other comprehensive loss	(8,779)	(2,694)	(16,883)	(1,571)
Comprehensive income	$12,514	$436	$37,605	$55,043
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2014	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$21,951	$28,331
Accounts receivable, net	87,692	65,050
Inventories	75,240	65,586
Deferred income tax assets	8,346	6,544
Prepaid expenses and other current assets	7,533	11,674
Total current assets	200,762	177,185

Property and equipment, net	13,089	9,597
Goodwill	291,892	190,911
Intangible assets, net	2,144,084	1,394,817
Other long-term assets	30,769	23,153
Total Assets	$2,680,596	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$38,567	$48,286
Accrued interest payable	11,792	9,626
Other accrued liabilities	40,675	26,446
Total current liabilities	91,034	84,358

Long-term debt
Principal amount	1,643,600	937,500
Less unamortized discount	(5,639)	(3,086)
Long-term debt, net of unamortized discount	1,637,961	934,414

Deferred income tax liabilities	342,385	213,204
Other long-term liabilities	279	327
Total Liabilities	2,071,659	1,232,303

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 52,508 shares at December 31, 2014 and 52,021 shares at March 31, 2014	525	520
Additional paid-in capital	423,985	414,387
Treasury stock, at cost - 255 shares at December 31, 2014 and 206 shares at March 31, 2014	(3,062)	(1,431)
Accumulated other comprehensive (loss) income, net of tax	(16,144)	739
Retained earnings	203,633	149,145
Total Stockholders' Equity	608,937	563,360
Total Liabilities and Stockholders' Equity	$2,680,596	$1,795,663
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2014	2013
Operating Activities
Net income	$54,488	$56,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,967	10,209
Gain on sale of asset	(1,133)	—
Deferred income taxes	19,517	10,261
Amortization of deferred financing costs	4,568	6,023
Stock-based compensation costs	4,919	3,763
Loss on extinguishment of debt	—	15,012
Premium payment on 2010 Senior Notes	—	(12,768)
Amortization of debt discount	1,336	3,115
Lease termination costs	1,125	—
Loss (gain) on sale or disposal of equipment	321	(3)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	2,113	8,495
Inventories	14,478	(2,262)
Prepaid expenses and other current assets	7,598	(2,783)
Accounts payable	(25,452)	(1,285)
Accrued liabilities	8,297	(13,531)
Net cash provided by operating activities	104,142	80,860

Investing Activities
Purchases of property and equipment	(3,700)	(2,658)
Proceeds from the sale of property and equipment	—	3
Proceeds from sale of business	18,500	—
Proceeds from sale of asset	10,000	—
Acquisition of Insight Pharmaceuticals, less cash acquired	(749,666)	—
Acquisition of the Hydralyte brand	(77,991)	—
Acquisition of Care Pharmaceuticals, less cash acquired	—	(55,215)
Net cash used in investing activities	(802,857)	(57,870)

Financing Activities
Proceeds from the issuance of 2013 Senior Notes	—	400,000
Repayment of 2010 Senior Notes	—	(201,710)
Term loan borrowings	720,000	—
Term loan repayments	(80,000)	(147,500)
Borrowings under revolving credit agreement	124,600	50,000
Repayments under revolving credit agreement	(58,500)	(45,500)
Payment of deferred financing costs	(16,072)	(6,933)
Proceeds from exercise of stock options	3,654	5,738
Proceeds from restricted stock exercises	57	—
Excess tax benefits from share-based awards	1,030	1,725
Fair value of shares surrendered as payment of tax withholding	(1,688)	(278)
Net cash provided by financing activities	693,081	55,542

Effects of exchange rate changes on cash and cash equivalents	(746)	151
(Decrease) increase in cash and cash equivalents	(6,380)	78,683
Cash and cash equivalents - beginning of period	28,331	15,670
Cash and cash equivalents - end of period	$21,951	$94,353

Interest paid	$49,435	$47,586
Income taxes paid	$7,135	$9,761
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2015”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2015.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at December 31, 2014 are uninsured.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $9.2 million and $26.3 million for the three and nine months ended December 30, 2014, respectively, and $7.6 million and $23.3 million for the three and nine months ended December 31, 2013, respectively.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. As a result, we have applied such guidance in determining our uncertainties.

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

Recently Issued Accounting Standards
In January 2015, the FASB issued Accounting Standards Update ("ASU") 2015-01. The amendments in this update eliminate the concept of extraordinary items in Subtopic 225-20, which required entities to consider whether an underlying event or transaction is extraordinary. However, the amendments retain the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material impact on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which clarifies whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. The amendments in this update were effective November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The amendments in this update clarify how current GAAP should be interpreted in evaluating economic characteristics and risks and ultimately determining whether the host contract in a hybrid financial instrument that is issued in the form of a share is more akin to debt or to equity. The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material impact on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the new guidance does not allow for a performance target that affects vesting to be reflected in estimating the fair value of the award at the grant date. The amendments to this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not have any outstanding share-based payments with a performance target. The adoption of ASU 2014-12 is not expected to have a material impact on our Consolidated Financial Statements.

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

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed its previously announced acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extends the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also adds brands to the Company's cough/cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North America OTC Healthcare segment.

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

Based on this analysis, we allocated $599.6 million to non-amortizable intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at December 31, 2014 was 15.9 years.

We also recorded goodwill of $103.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The operating results of Insight have been included in our Consolidated Financial Statements beginning September 3, 2014. Revenues of the acquired Insight operations for the three and nine months ended December 31, 2014 were $43.4 million and $56.1 million, respectively. Net income for the three and nine months ended December 31, 2014 was $3.6 million and $1.6 million, respectively. On September 3, 2014, we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

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

(In thousands, except per share data)	Nine Months Ended December 31, 2014
Revenues	$593,171
Net income	$62,688

Earnings per share:
Basic	$1.20

Diluted	$1.19

(In thousands, except per share data)	Nine Months Ended December 31, 2013
Revenues	$579,762
Net income	$57,537

Earnings per share:
Basic	$1.12

Diluted	$1.10

Acquisition of the Hydralyte brand
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on hand and our existing senior secured credit facility.

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

The pro forma effect of this acquisition on revenues and earnings was not material.

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at December 31, 2014 was 12.3 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	December 31, 2014	March 31, 2014
Components of Accounts Receivable
Trade accounts receivable	$95,596	$73,632
Other receivables	2,998	1,360
	98,594	74,992
Less allowances for discounts, returns and uncollectible accounts	(10,902)	(9,942)
Accounts receivable, net	$87,692	$65,050

4.	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2014	March 31, 2014
Components of Inventories
Packaging and raw materials	$6,909	$3,099
Finished goods	68,331	62,487
Inventories	$75,240	$65,586

Inventories are carried at the lower of cost or market, which includes a reduction in inventory values of $4.4 million and $1.1 million at December 31, 2014 and March 31, 2014, respectively, related to obsolete and slow-moving inventory. Following the acquisition of the Hydralyte brand on April 30, 2014, we manufacture certain Hydralyte products in Australia.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	December 31, 2014	March 31, 2014
Components of Property and Equipment
Machinery	$4,313	$1,927
Computer equipment and software	9,950	8,923
Furniture and fixtures	2,427	1,858
Leasehold improvements	6,705	4,734
	23,395	17,442
Accumulated depreciation	(10,306)	(7,845)
Property and equipment, net	$13,089	$9,597

We recorded depreciation expense of $1.0 million and $1.1 million for the three months ended December 31, 2014 and December 31, 2013, respectively, and $2.6 million and $2.2 million for the nine months ended December 31, 2014 and December 31, 2013, respectively.

6.	Goodwill

As described in Note 18 to these Consolidated Financial Statements, we have realigned our reportable segments effective April 1, 2014 with how we currently operate, review and evaluate the results of our business. A reconciliation of the activity affecting goodwill by reportable segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2014	$160,157	$23,365	$7,389	$190,911
Additions	103,254	1,224	—	104,478
Reductions	—	—	(589)	(589)
Effects of foreign currency exchange rates	—	(2,908)	—	(2,908)
Balance — December 31, 2014	$263,411	$21,681	$6,800	$291,892

As discussed in Note 2, we completed two acquisitions during the nine months ended December 31, 2014. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $103.3 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

As further discussed in Note 7, in December 2014, we completed a transaction to sell rights to use of the Comet brand in certain Eastern European countries to a third-party licensee. As a result, we recorded a gain on sale of $1.3 million and reduced the carrying value of our intangible assets and goodwill.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis, during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment.

At March 31, 2014, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2014. As of December 31, 2014, there have been no triggering events that would indicate potential impairment of goodwill.

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

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Totals
Gross Carrying Amounts
Balance — March 31, 2014	$1,273,878	$204,740	$1,478,618
Additions	673,180	124,774	797,954
Reductions	(9,548)	(17,674)	(27,222)
Effects of foreign currency exchange rates	(12,371)	(197)	(12,568)
Balance — December 31, 2014	1,925,139	311,643	2,236,782

Accumulated Amortization
Balance — March 31, 2014	—	83,801	83,801
Additions	—	8,915	8,915
Effects of foreign currency exchange rates	—	(18)	(18)
Balance — December 31, 2014	—	92,698	92,698

Intangible assets, net - December 31, 2014	$1,925,139	$218,945	$2,144,084

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,723,498	$192,756	$1,916,254
International OTC Healthcare	91,369	1,330	92,699
Household Cleaning	110,272	24,859	135,131
Intangible assets, net - December 31, 2014	$1,925,139	$218,945	$2,144,084

As discussed in Note 2, we completed two acquisitions during the nine months ended December 31, 2014. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our preliminary analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our preliminary analysis. Furthermore, on September 3, 2014 we sold one of the brands that we acquired from Insight, for which we allocated $17.7 million to the intangible assets.

Sale of asset
Historically, we received royalty income from the licensing of the name of certain of our brands in geographic areas or markets in which we do not directly compete. We have had a royalty agreement for our Comet brand for several years, which included an option on behalf of the licensee to purchase the rights in certain geographic areas and markets in perpetuity. In December 2014, we amended the agreement to allow the licensee to buy out a portion of the agreement early, but retaining the remaining stream of royalty payments. In December, in connection with this amendment, we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee and received $10.0 million as a partial early buyout. As a result, we recorded a gain on sale of $1.3 million, and reduced the carrying value of our intangible assets and goodwill. The licensee will continue to make quarterly payments at least through June 30, 2016 of approximately $1.0 million. The licensee has the option to purchase the remaining territories and markets, as defined in the agreement, at any time after July 1, 2016.

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

On an annual basis during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to intangible assets and tests for impairment.

In a manner similar to goodwill, we completed our annual test for impairment of our indefinite-lived intangible assets during the fourth quarter of fiscal 2014.

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment during the three and nine months ended December 31 2014, compared to the same periods during the prior year. Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. In particular, we continue to experience increasing competitive pressures for certain brands within our pediatric cough and cold and gastrointestinal product groups. Specifically in the cough and cold product group, we expected revenues to decline with the return to the market of competing products. However, such declines have been steeper than expected. Current quarter and year-to-date revenues from our Pediacare brand have declined significantly as compared to the corresponding periods in the prior year, due primarily to competition in the category, including new product introductions and lost distribution. As a result, we have increased our promotional spending in the short term, which resulted in lower revenues and profitability. Based on these factors, we considered whether these conditions would indicate that the fair value of the reporting unit would no longer exceed the carrying value, and accordingly, we performed an interim impairment analysis.

Based on completion of step 1 of the impairment analysis for goodwill and indefinite-lived intangible assets, the fair value of the Pediacare reporting unit and trademarks, exceed their book value and therefore, we concluded that no impairment existed as of December 31, 2014 and that step 2 of the impairment test was not required. The carrying value for the Pediacare reporting unit at December 31, 2014 is approximately $45.8 million. See Item 2, Critical Accounting Policies for a further discussion on the assumptions used in our impairment analysis.

Additionally, for all indefinite-lived intangible assets, an evaluation of the facts and circumstances as of December 31, 2014 continues to support an indefinite useful life for such assets. Therefore, no impairment charge was recorded for the nine months ended December 31, 2014, as facts and circumstances indicated that the fair values of the intangible assets for our brands exceeded their carrying values.

The weighted average remaining life for finite-lived intangible assets at December 31, 2014 was approximately 14.1 years and the amortization expense for the three and nine months ended December 31, 2014 was $3.9 million and $8.9 million, respectively. At December 31, 2014, finite-lived intangible assets are being amortized over a period of 3 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2015 (Remaining three months ending March 31, 2015)	$3,887
2016	15,547
2017	15,547
2018	15,547
2019	15,547
Thereafter	152,870
$218,945

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2014	March 31, 2014

Accrued marketing costs	$19,413	$11,812
Accrued compensation costs	6,455	6,232
Accrued broker commissions	1,484	1,019
Income taxes payable	2,163	1,854
Accrued professional fees	2,999	2,002
Deferred rent	1,060	1,258
Accrued production costs	4,390	1,506
Accrued lease termination costs	1,110	—
Other accrued liabilities	1,601	763
	$40,675	$26,446

9.	Long-Term Debt

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

On February 21, 2013, the Borrower entered into Amendment No. 1 (the "Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under the Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans mature on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
On September 3, 2014, the Borrower entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans under the 2012 Term Loan (the "Term B-2 Loans") in an aggregate principal amount of $720.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 1.00%. For the nine months ended December 31, 2014, the average interest rate on the 2012 Term Loan was 5.2%.
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

On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 3.1%.

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
Redemptions and Restrictions:
At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the indenture governing the 2012 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the indenture governing the 2012 Senior Notes. In addition, at any time prior to February 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2012 Senior Notes, the Borrower will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At December 31, 2014, we were in compliance with the covenants under our long-term indebtedness.

At December 31, 2014, we had an aggregate of $30.6 million of unamortized debt issuance costs and $5.6 million of unamortized debt discount, the total of which is comprised of $9.0 million related to the 2012 Senior Notes, $6.4 million related to the 2013 Senior Notes, $19.7 million related to the 2012 Term Loan, and $1.1 million related to the 2012 ABL Revolver.

During the nine months ended December 31, 2014, we borrowed a net amount of $66.1 million against the 2012 ABL Revolver.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2014	March 31, 2014
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term B-1 Loan bearing interest at the Borrower's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on January 31, 2019.	247,500	287,500
2012 Term B-2 Loan bearing interest at the Borrower's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on September 3, 2021.	680,000	—
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	66,100	—
	1,643,600	937,500
Current portion of long-term debt	—	—
	1,643,600	937,500
Less: unamortized discount	(5,639)	(3,086)
Long-term debt, net of unamortized discount	$1,637,961	$934,414

As of December 31, 2014, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2015 (remaining three months ending March 31, 2015)	$—
2016	—
2017	66,100
2018	—
2019	247,500
Thereafter	1,330,000
$1,643,600

10.	Fair Value Measurements

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

The Fair Value Measurements and Disclosures topic of the FASB ASC 820 requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic established market (observable inputs) as the preferred source of fair value, to be followed by the Company's assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs. Based upon the above, the following fair value hierarchy was created:

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the Term B-1 Loans, Term B-2 Loans, the 2013 Senior Notes, the 2012 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At December 31, 2014 and March 31, 2014, we did not have any assets or liabilities measured in Level 1 or 3. During any of the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At December 31, 2014 and March 31, 2014, the carrying value of our 2013 Senior Notes was $400.0 million. The fair value of our 2013 Senior Notes was $391.5 million and $408.5 million at December 31, 2014 and March 31, 2014, respectively.

At December 31, 2014 and March 31, 2014, the carrying value of our 2012 Senior Notes was $250.0 million. The fair value of our 2012 Senior Notes was $264.1 million and $280.6 million at December 31, 2014 and March 31, 2014, respectively.

At December 31, 2014 and March 31, 2014, the carrying value of the Term B-1 Loans was $247.5 million and $287.5 million, respectively. The fair value of the Term B-1 Loans was $246.9 million and $288.9 million at December 31, 2014 and March 31, 2014, respectively.

At December 31, 2014 the carrying value of the Term B-2 Loans was $680.0 million. The fair value of the Term B-2 Loan was $680.0 million at December 31, 2014. Because the Term B-2 Loans was entered into on September 3, 2014, there were no outstanding loan balances as of March 31, 2014.

At December 31, 2014, the carrying value and fair value of the 2012 ABL Revolver was $66.1 million and $65.4 million, respectively. There were no outstanding borrowings under the 2012 ABL Revolver at March 31, 2014.

11.	Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2014.

During the three and nine months ended December 31, 2014, we repurchased 781 shares and 48,445 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. During the three and nine months ended December 31, 2013, we repurchased 2,549 shares and 13,275 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the nine months ended December 31, 2014 and 2013 were at an average price of $33.66 and $27.81, respectively. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive (Loss) Income

The table below presents accumulated other comprehensive (loss) income (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at December 31, 2014 and March 31, 2014:

	December 31,	March 31,
(In thousands)	2014	2014
Components of Accumulated Other Comprehensive (Loss) Income
Cumulative translation adjustment	$(16,144)	$739
Total accumulated other comprehensive (loss) income, net of tax	$(16,144)	$739

13.	Earnings Per Share

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator
Net income	$21,293	$3,130	$54,488	$56,614

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,278	51,806	52,110	51,498
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	452	639	512	738
Denominator for diluted earnings per share	52,730	52,445	52,622	52,236

Earnings per Common Share:
Basic net earnings per share	$0.41	$0.06	$1.05	$1.10

Diluted net earnings per share	$0.40	$0.06	$1.04	$1.08

For the three months ended December 31, 2014 and 2013, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2014 and 2013, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and nine months ended December 31, 2014, pre-tax share-based compensation costs charged against income were $1.5 million and $4.9 million, respectively, and the related income tax benefit recognized was $0.6 million and $1.8 million, respectively. During the three and nine months ended December 31, 2013, pre-tax share-based compensation costs charged against income were $1.3 million and $3.8 million, respectively, and the related income tax benefit recognized was $0.4 million and $1.1 million, respectively.

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

The fair value of the restricted stock units is determined using the closing price of our common stock on the day of grant. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended December 31, 2014 and 2013 was $33.30 and $30.19, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine months ended December 31, 2013
Vested and nonvested at March 31, 2013	421.3	$11.01
Granted	126.6	30.19
Vested and issued	(59.7)	8.42
Forfeited	(5.6)	15.11
Vested and nonvested at December 31, 2013	482.6	16.32
Vested at December 31, 2013	83.1	9.63

Nine months ended December 31, 2014:
Vested and nonvested at March 31, 2014	437.5	$16.76
Granted	104.4	33.30
Vested and issued	(122.8)	13.62
Forfeited	(21.3)	20.77
Vested and nonvested at December 31, 2014	397.8	21.86
Vested at December 31, 2014	76.6	11.62

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally over three to five years.  The option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

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

The weighted-average grant-date fair value of the options granted during the nine months ended December 31, 2014 and 2013 was $15.93 and $13.94, respectively.

	Nine Months Ended December 31,
	2014	2013
Expected volatility	47.3%	48.0%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.3%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Nine months ended December 31, 2013:
Outstanding at March 31, 2013	1,386.4	$10.43
Granted	227.7	29.94
Exercised	(589.9)	9.73
Forfeited or expired	(14.2)	14.56
Outstanding at December 31, 2013	1,010.0	15.18	7.6	$20,828
Exercisable at December 31, 2013	172.1	11.34	6.8	4,210

Nine months ended December 31, 2014:
Outstanding at March 31, 2014	994.9	$15.24
Granted	307.5	33.50
Exercised	(363.4)	10.05
Forfeited or expired	(47.5)	25.76
Outstanding at December 31, 2014	891.5	23.09	7.9	$10,368
Exercisable at December 31, 2014	335.1	15.01	6.7	6,604

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2014 was $8.8 million.

At December 31, 2014, there were $5.9 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted shares vested during the nine months ended December 31, 2014 and 2013 was $4.3 million and $3.2 million, respectively.  For the nine months ended December 31, 2014 and 2013, cash received from the exercise of stock options was $3.7 million and $5.7 million, respectively, and we realized $1.9 million and $1.7 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At December 31, 2014, there were 1.2 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 36.5% and 25.2% for the three months ended December 31, 2014 and December 31, 2013, respectively. The effective tax rates used in the calculation of income taxes were 39.5% and 24.6% for the nine months ended December 31, 2014 and December 31, 2013, respectively. The increase in the effective tax rate for the three and nine months ended December 31, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions, and a higher gain for tax purposes associated with the sale of the right of use of the Comet brand in the current period and a one-time benefit of $9.1 million due primarily to lower state income taxes enacted in the prior year period. This benefit was primarily related to a law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only.

At December 31, 2014, wholly-owned subsidiaries of the Company had net operating loss carryforwards of approximately $69.8 million, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020.  The net operating loss carryforwards are subject to an annual limitation as to usage of approximately $33.6 million pursuant to Internal Revenue Code Section 382. The Company expects to utilize all of the net operating loss carryforwards before they expire.

We had a net increase of $0.5 million in our uncertain tax liability during the nine months ended December 31, 2014. Therefore, the balance in our uncertain tax liability was $1.7 million at December 31, 2014 and $1.2 million at March 31, 2014. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

16. Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not have a material adverse effect on our financial condition or results of operations.

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

The following summarizes future minimum lease payments for our operating leases as of December 31, 2014:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2015 (Remaining three months ending March 31, 2015)	$422	$274	$696
2016	1,612	311	1,923
2017	1,772	77	1,849
2018	1,856	—	1,856
2019	1,864	—	1,864
Thereafter	2,465	—	2,465
	$9,991	$662	$10,653

Rent expense for the three months ended December 31, 2014 and 2013 was $0.4 million and $0.4 million, respectively, while rent expense for the nine months ended December 31, 2014 and 2013 was $1.2 million and $1.2 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2015 (Remaining three months ending March 31, 2015)	273
2016	1,074
2017	1,044
2018	1,013
2019	982
Thereafter	560
$4,946

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three and nine months ended December 31, 2014, approximately 44.3% and 41.9%, respectively, of our total revenues were derived from our five top selling brands.  During the three and nine months ended December 31, 2013, approximately 41.1% and 41.7%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 16.5% and 17.4%, respectively, of our gross revenues for the three and nine months ended December 31, 2014, and approximately 20.4% and 19.7%, respectively, of our gross revenues for the three and nine months ended December 31, 2013. At December 31, 2014, approximately 20.2% and 13.4% of accounts receivable were owed by Walmart and Walgreens, respectively.

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

At December 31, 2014, we had relationships with 96 third-party manufacturers.  Of those, we had long-term contracts with 44 manufacturers that produced items that accounted for approximately 80.1% of gross sales for the nine months ended December 31, 2014. At December 31, 2013, we had relationships with 58 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 86.3% of gross sales for the nine months ended December 31, 2013. The fact that we do not have long-term contracts with certain manufacturers means they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business, financial condition and results from operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$160,655	$17,071	$20,218	$197,944
Elimination of intersegment revenues	(1,509)	—	—	(1,509)
Third-party segment revenues	159,146	17,071	20,218	196,435
Other revenues	151	4	1,016	1,171
Total segment revenues	159,297	17,075	21,234	197,606
Cost of sales	63,479	6,247	16,135	85,861
Gross profit	95,818	10,828	5,099	111,745
Advertising and promotion	26,779	2,776	589	30,144
Contribution margin	$69,039	$8,052	$4,510	81,601
Other operating expenses				24,608
Operating income				56,993
Other expense				23,459
Income before income taxes				33,534
Provision for income taxes				12,241
Net income				$21,293

	Nine Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$409,767	$48,093	$66,057	$523,917
Elimination of intersegment revenues	(2,936)	—	—	(2,936)
Third-party segment revenues	406,831	48,093	66,057	520,981
Other revenues	478	62	3,056	3,596
Total segment revenues	407,309	48,155	69,113	524,577
Cost of sales	158,005	17,926	52,493	228,424
Gross profit	249,304	30,229	16,620	296,153
Advertising and promotion	64,573	8,151	1,560	74,284
Contribution margin	$184,731	$22,078	$15,060	221,869
Other operating expenses				75,555
Operating income				146,314
Other expense				56,305
Income before income taxes				90,009
Provision for income taxes				35,521
Net income				$54,488

	Three Months Ended December 31, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$117,476	$8,214	$19,532	$145,222
Elimination of intersegment revenues	(1,509)	—	—	(1,509)
Third-party segment revenues	115,967	8,214	19,532	143,713
Other revenues	150	—	1,008	1,158
Total segment revenues	116,117	8,214	20,540	144,871
Cost of sales	45,886	3,144	15,373	64,403
Gross profit	70,231	5,070	5,167	80,468
Advertising and promotion	21,380	2,145	704	24,229
Contribution margin	$48,851	$2,925	$4,463	56,239
Other operating expenses				15,781
Operating income				40,458
Other expense				36,272
Income before income taxes				4,186
Provision for income taxes				1,056
Net income				$3,130

	Nine Months Ended December 31, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$369,356	$20,636	$63,198	$453,190
Elimination of intersegment revenues	(2,328)	—	—	(2,328)
Third-party segment revenues	367,028	20,636	63,198	450,862
Other revenues	450	14	3,002	3,466
Total segment revenues	367,478	20,650	66,200	454,328
Cost of sales	140,419	8,947	48,248	197,614
Gross profit	227,059	11,703	17,952	256,714
Advertising and promotion	61,477	3,855	2,125	67,457
Contribution margin	$165,582	$7,848	$15,827	189,257
Other operating expenses				45,596
Operating income				143,661
Other expense				68,616
Income before income taxes				75,045
Provision for income taxes				18,431
Net income				$56,614

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,187	$657	$—	$28,844
Cough & Cold	31,927	3,831	—	35,758
Women's Health	31,364	589	—	31,953
Gastrointestinal	17,365	6,668	—	24,033
Eye & Ear Care	19,020	4,577	—	23,597
Dermatologicals	17,663	570	—	18,233
Oral Care	12,300	172	—	12,472
Other OTC	1,471	11	—	1,482
Household Cleaning	—	—	21,234	21,234
Total segment revenues	$159,297	$17,075	$21,234	$197,606

	Nine Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$82,290	$2,114	$—	$84,404
Cough & Cold	76,741	14,090	—	90,831
Women's Health	40,851	1,765	—	42,616
Gastrointestinal	58,899	14,764	—	73,663
Eye & Ear Care	61,150	13,247	—	74,397
Dermatologicals	47,383	1,799	—	49,182
Oral Care	35,421	361	—	35,782
Other OTC	4,574	15	—	4,589
Household Cleaning	—	—	69,113	69,113
Total segment revenues	$407,309	$48,155	$69,113	$524,577

	Three Months Ended December 31, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$25,117	$648	$—	$25,765
Cough & Cold	29,863	3,738	—	33,601
Women's Health	404	619	—	1,023
Gastrointestinal	19,420	272	—	19,692
Eye & Ear Care	16,973	2,244	—	19,217
Dermatologicals	11,019	497	—	11,516
Oral Care	11,125	196	—	11,321
Other OTC	2,196	—	—	2,196
Household Cleaning	—	—	20,540	20,540
Total segment revenues	$116,117	$8,214	$20,540	$144,871

	Nine Months Ended December 31, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$82,596	$1,375	$—	$83,971
Cough & Cold	78,791	9,745	—	88,536
Women's Health	1,392	1,252	—	2,644
Gastrointestinal	62,873	583	—	63,456
Eye & Ear Care	56,949	6,128	—	63,077
Dermatologicals	43,366	1,194	—	44,560
Oral Care	35,238	373	—	35,611
Other OTC	6,273	—	—	6,273
Household Cleaning	—	—	66,200	66,200
Total segment revenues	$367,478	$20,650	$66,200	$454,328

During the three months ended December 31, 2014 and December 31, 2013, approximately 85.9% and 85.7%, respectively, of our total segment revenues were from customers in the United States. During the nine months ended December 31, 2014 and December 31, 2013, approximately 84.4% and 87.2%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended December 31, 2014, our Canada and Australia sales accounted for approximately 5.1% and 7.2%, respectively, of our total segment revenues, while during the three months ended December 31, 2013, approximately 8.3% of our total segment revenues was attributable to sales to Canada. During the nine months ended December 31, 2014, our Canada and Australia sales accounted for approximately 6.1% and 7.5%, respectively, of our total segment revenues, while during the nine months ended December 31, 2013, approximately 7.8% of our total segment revenues was attributable to sales to Canada.

At December 31, 2014, approximately 95.3% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.7% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$263,411	$21,681	$6,800	$291,892

Intangible assets
Indefinite-lived	1,723,498	91,369	110,272	1,925,139
Finite-lived	192,756	1,330	24,859	218,945
Intangible assets, net	1,916,254	92,699	135,131	2,144,084
Total	$2,179,665	$114,380	$141,931	$2,435,976

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of December 31, 2014 and March 31, 2014, Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2014 and 2013. Such consolidating information includes separate columns for:

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

In the third quarter of fiscal 2014, the Company determined that it had incorrectly recorded certain intercompany transactions relating to the second quarter of fiscal 2014. This resulted in an understatement of equity in earnings of subsidiaries for Prestige Brands, Inc. of $48.1 million, an overstatement of $0.6 million for Prestige Brands Holdings, Inc. and a net understatement of equity in earnings of subsidiaries for the eliminations of $47.5 million for each of the three and six month periods ended September 30, 2013. These items also resulted in corresponding adjustments to the investments in subsidiaries on the balance sheet as of September 30, 2013 and adjustments to net income (loss) and equity in income of subsidiaries in the statement of cash flows, although net cash provided by operating activities for the six months ended September 30, 2013 remained unchanged. Revisions were also made to increase the cumulative translation adjustment of the Issuer and subsidiary guarantors by approximately $1.0 million each, with corresponding adjustments to the investment in subsidiaries and stockholders' equity balances.

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,937	$155,733	$14,273	$(1,508)	$196,435
Other revenues	—	83	1,166	266	(344)	1,171
Total revenues	—	28,020	156,899	14,539	(1,852)	197,606

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,296	71,891	5,208	(1,534)	85,861
Gross profit	—	17,724	85,008	9,331	(318)	111,745

Operating Expenses
Advertising and promotion	—	2,175	25,202	2,767	—	30,144
General and administrative	1,408	1,879	13,760	2,407	—	19,454
Depreciation and amortization	869	156	3,864	265	—	5,154
Total operating expenses	2,277	4,210	42,826	5,439	—	54,752
Operating income (loss)	(2,277)	13,514	42,182	3,892	(318)	56,993

Other (income) expense
Interest income	(12,226)	(21,602)	(1,278)	(15)	35,101	(20)
Interest expense	8,611	24,612	25,212	1,278	(35,101)	24,612
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in (income) loss of subsidiaries	(20,462)	(12,977)	(1,654)	—	35,093	—
Total other (income) expense	(24,077)	(9,967)	21,147	1,263	35,093	23,459
Income before income taxes	21,800	23,481	21,035	2,629	(35,411)	33,534
Provision (benefit) for income taxes	507	3,782	6,977	975	—	12,241
Net income (loss)	$21,293	$19,699	$14,058	$1,654	$(35,411)	$21,293

Comprehensive income, net of tax:
Currency translation adjustments	(8,779)	(8,779)	(8,779)	(8,779)	26,337	(8,779)
Total other comprehensive (loss) income	(8,779)	(8,779)	(8,779)	(8,779)	26,337	(8,779)
Comprehensive income (loss)	$12,514	$10,920	$5,279	$(7,125)	$(9,074)	$12,514

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$80,514	$402,967	$40,436	$(2,936)	$520,981
Other revenues	—	308	3,506	1,104	(1,322)	3,596
Total revenues	—	80,822	406,473	41,540	(4,258)	524,577

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	30,170	187,218	14,998	(3,962)	228,424
Gross profit	—	50,652	219,255	26,542	(296)	296,153

Operating Expenses
Advertising and promotion	—	7,563	58,579	8,142	—	74,284
General and administrative	3,662	7,793	43,079	9,054	—	63,588
Depreciation and amortization	2,381	446	8,682	458	—	11,967
Total operating expenses	6,043	15,802	110,340	17,654	—	149,839
Operating income (loss)	(6,043)	34,850	108,915	8,888	(296)	146,314

Other (income) expense
Interest income	(36,604)	(52,546)	(3,800)	(55)	92,938	(67)
Interest expense	25,788	57,505	63,350	3,800	(92,938)	57,505
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in (income) loss of subsidiaries	(53,718)	(33,700)	(2,565)	—	89,983	—
Total other (income) expense	(64,534)	(28,741)	55,852	3,745	89,983	56,305
Income before income taxes	58,491	63,591	53,063	5,143	(90,279)	90,009
Provision for income taxes	4,003	10,761	18,179	2,578	—	35,521
Net income (loss)	$54,488	$52,830	$34,884	$2,565	$(90,279)	$54,488

Comprehensive income, net of tax:
Currency translation adjustments	(16,883)	(16,883)	(16,883)	(16,883)	50,649	(16,883)
Total other comprehensive (loss) income	(16,883)	(16,883)	(16,883)	(16,883)	50,649	(16,883)
Comprehensive income (loss)	$37,605	$35,947	$18,001	$(14,318)	$(39,630)	$37,605

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,371	$112,662	$7,502	$(1,822)	$143,713
Other revenues	—	75	1,160	10	(87)	1,158
Total revenues	—	25,446	113,822	7,512	(1,909)	144,871

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,361	53,750	2,325	(1,033)	64,403
Gross profit	—	16,085	60,072	5,187	(876)	80,468

Operating Expenses
Advertising and promotion	—	1,748	20,336	2,145	—	24,229
General and administrative	165	2,132	8,967	873	—	12,137
Depreciation and amortization	983	149	2,440	72	—	3,644
Total operating expenses	1,148	4,029	31,743	3,090	—	40,010
Operating income (loss)	(1,148)	12,056	28,329	2,097	(876)	40,458

Other (income) expense
Interest income	(12,305)	(14,437)	(731)	(6)	27,463	(16)
Interest expense	8,671	21,276	18,061	731	(27,463)	21,276
Loss on extinguishment of debt	—	15,012	—	—	—	15,012
Equity in (income) loss of subsidiaries	(1,148)	(6,845)	(999)	—	8,992	—
Total other (income) expense	(4,782)	15,006	16,331	725	8,992	36,272
Income (loss) before income taxes	3,634	(2,950)	11,998	1,372	(9,868)	4,186
Provision for income taxes	504	(2,541)	2,720	373	—	1,056
Net income (loss)	$3,130	$(409)	$9,278	$999	$(9,868)	$3,130

Comprehensive income, net of tax:
Currency translation adjustments	(2,694)	(2,694)	(2,694)	(2,694)	8,082	(2,694)
Total other comprehensive income (loss)	(2,694)	(2,694)	(2,694)	(2,694)	8,082	(2,694)
Comprehensive income (loss)	$436	$(3,103)	$6,584	$(1,695)	$(1,786)	$436

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$74,757	$361,753	$16,174	$(1,822)	$450,862
Other revenues	—	210	3,454	1,112	(1,310)	3,466
Total revenues	—	74,967	365,207	17,286	(3,132)	454,328

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	28,157	165,252	6,461	(2,256)	197,614
Gross profit	—	46,810	199,955	10,825	(876)	256,714

Operating Expenses
Advertising and promotion	—	8,672	55,036	3,749	—	67,457
General and administrative	2,555	5,256	25,782	1,797	—	35,390
Depreciation and amortization	2,017	434	7,625	130	—	10,206
Total operating expenses	4,572	14,362	88,443	5,676	—	113,053
Operating income (loss)	(4,572)	32,448	111,512	5,149	(876)	143,661

Other (income) expense
Interest income	(37,296)	(42,765)	(1,441)	(30)	81,488	(44)
Interest expense	25,965	53,648	54,082	1,441	(81,488)	53,648
Loss on extinguishment of debt	—	15,012	—	—	—	15,012
Equity in (income) loss of subsidiaries	(51,347)	(41,997)	(2,867)	—	96,211	—
Total other (income) expense	(62,678)	(16,102)	49,774	1,411	96,211	68,616
Income (loss) before income taxes	58,106	48,550	61,738	3,738	(97,087)	75,045
Provision for income taxes	1,492	1,609	14,459	871	—	18,431
Net income (loss)	$56,614	$46,941	$47,279	$2,867	$(97,087)	$56,614

Comprehensive income, net of tax:
Currency translation adjustments	(1,571)	(1,571)	(1,571)	(1,571)	4,713	(1,571)
Total other comprehensive income (loss)	(1,571)	(1,571)	(1,571)	(1,571)	4,713	(1,571)
Comprehensive income (loss)	$55,043	$45,370	$45,708	$1,296	$(92,374)	$55,043

Condensed Consolidating Balance Sheet
December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,275	$—	$489	$7,187	$—	$21,951
Accounts receivable, net	7	14,376	65,113	8,196	—	87,692
Inventories	—	8,976	61,169	6,403	(1,308)	75,240
Deferred income tax assets	329	759	6,762	496	—	8,346
Prepaid expenses and other current assets	2,183	253	4,365	732	—	7,533
Total current assets	16,794	24,364	137,898	23,014	(1,308)	200,762

Property and equipment, net	9,752	187	1,970	1,180	—	13,089
Goodwill	—	66,007	204,205	21,680	—	291,892
Intangible assets, net	—	192,459	1,858,708	92,917	—	2,144,084
Other long-term assets	—	30,769	—	—	—	30,769
Intercompany receivables	1,208,881	2,642,233	869,979	9,417	(4,730,510)	—
Investment in subsidiary	1,529,929	1,217,930	73,633	—	(2,821,492)	—
Total Assets	$2,765,356	$4,173,949	$3,146,393	$148,208	$(7,553,310)	$2,680,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,956	$5,006	$27,884	$3,721	$—	$38,567
Accrued interest payable	—	11,792	—		—	11,792
Other accrued liabilities	8,738	2,343	25,494	4,100	—	40,675
Total current liabilities	10,694	19,141	53,378	7,821	—	91,034

Long-term debt
Principal amount	—	1,643,600	—	—	—	1,643,600
Less unamortized discount	—	(5,639)	—	—	—	(5,639)
Long-term debt, net of unamortized discount	—	1,637,961	—	—	—	1,637,961

Deferred income tax liabilities	—	58,475	283,874	36	—	342,385
Other long-term liabilities	—	—	—	279	—	279
Intercompany payables	2,145,725	998,359	1,518,457	67,969	(4,730,510)	—
Total Liabilities	2,156,419	2,713,936	1,855,709	76,105	(4,730,510)	2,071,659

Stockholders' Equity
Common stock	525	—	—	—	—	525
Additional paid-in capital	423,985	1,280,948	1,131,578	74,031	(2,486,557)	423,985
Treasury stock, at cost - 255 shares	(3,062)	—	—	—	—	(3,062)
Accumulated other comprehensive (loss) income, net of tax	(16,144)	(16,144)	(16,144)	(16,144)	48,432	(16,144)
Retained earnings (accumulated deficit)	203,633	195,209	175,250	14,216	(384,675)	203,633
Total Stockholders' Equity	608,937	1,460,013	1,290,684	72,103	(2,822,800)	608,937
Total Liabilities and Stockholders' Equity	$2,765,356	$4,173,949	$3,146,393	$148,208	$(7,553,310)	$2,680,596

Condensed Consolidating Balance Sheet
March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$24,644	$—	$—	$3,687	$—	$28,331
Accounts receivable, net	473	14,245	45,885	4,447	—	65,050
Inventories	—	14,357	46,309	5,930	(1,010)	65,586
Deferred income tax assets	260	925	4,914	445	—	6,544
Prepaid expenses and other current assets	8,004	113	2,898	659	—	11,674
Total current assets	33,381	29,640	100,006	15,168	(1,010)	177,185

Property and equipment, net	8,966	112	226	293	—	9,597
Goodwill	—	66,007	101,540	23,364	—	190,911
Intangible assets, net	—	192,861	1,169,943	32,013	—	1,394,817
Other long-term assets	—	23,153	—	—	—	23,153
Intercompany receivable	655,146	1,824,482	656,759	13,595	(3,149,982)	—
Investment in subsidiary	1,497,357	749,947	34,562	—	(2,281,866)	—
Total Assets	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,416	$7,658	$33,553	$2,659	$—	$48,286
Accrued interest payable	—	9,626	—	—	—	9,626
Other accrued liabilities	7,728	2,117	13,443	3,158	—	26,446
Total current liabilities	12,144	19,401	46,996	5,817	—	84,358

Long-term debt
Principal amount	—	937,500	—	—	—	937,500
Less unamortized discount	—	(3,086)	—	—	—	(3,086)
Long-term debt, net of unamortized discount	—	934,414	—	—	—	934,414

Deferred income tax liabilities	—	56,827	156,327	50	—	213,204
Other long-term liabilities	—	—	—	327	—	327
Intercompany payable	1,619,346	451,497	1,037,105	42,034	(3,149,982)	—
Total Liabilities	1,631,490	1,462,139	1,240,428	48,228	(3,149,982)	1,232,303

Stockholders' Equity
Common stock	520	—	—	—	—	520
Additional paid-in capital	414,387	1,280,945	681,503	23,815	(1,986,263)	414,387
Treasury stock, at cost - 206 shares	(1,431)	—	—	—	—	(1,431)
Accumulated other comprehensive income (loss), net of tax	739	739	739	739	(2,217)	739
Retained earnings (accumulated deficit)	149,145	142,379	140,366	11,651	(294,396)	149,145
Total Stockholders' Equity	563,360	1,424,063	822,608	36,205	(2,282,876)	563,360
Total Liabilities and Stockholders' Equity	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$54,488	$52,830	$34,884	$2,565	$(90,279)	$54,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,381	446	8,682	458	—	11,967
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Deferred income taxes	(69)	1,814	17,900	(128)	—	19,517
Amortization of deferred financing costs	—	4,568	—	—	—	4,568
Stock-based compensation costs	4,919	—	—	—	—	4,919
Amortization of debt discount	—	1,336	—	—	—	1,336
Lease termination costs	—	—	1,125	—	—	1,125
Loss (gain) on sale or disposal of equipment	—	—	—	321	—	321
Equity in income of subsidiaries	(53,718)	(33,700)	(2,565)	—	89,983	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	466	(131)	6,556	(4,778)	—	2,113
Inventories	—	5,381	8,109	692	296	14,478
Prepaid expenses and other current assets	5,821	(140)	2,070	(153)	—	7,598
Accounts payable	(2,460)	(2,652)	(21,748)	1,408	—	(25,452)
Accrued liabilities	1,010	2,392	2,978	1,917	—	8,297
Net cash provided by operating activities	12,838	32,144	56,858	2,302	—	104,142

Investing Activities
Purchases of property and equipment	(3,167)	—	(419)	(114)	—	(3,700)
Proceeds from sale of business	—	—	18,500	—	—	18,500
Proceeds from sale of asset	—	—	10,000	—	—	10,000
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(809,157)	731,166	77,991	—	—
Net cash (used in) provided by investing activities	(3,167)	(809,157)	9,581	(114)	—	(802,857)

Financing Activities
Term loan borrowings	—	720,000	—	—	—	720,000
Term loan repayments	—	(80,000)	—	—	—	(80,000)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Payment of deferred financing costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	3,654	—	—	—	—	3,654
Proceeds from exercise of restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,030	—	—	—	—	1,030
Fair value of shares surrendered as payment of tax withholding	(1,688)	—	—	—	—	(1,688)
Intercompany activity, net	(23,093)	86,985	(65,950)	2,058	—	—
Net cash provided by (used in) financing activities	(20,040)	777,013	(65,950)	2,058	—	693,081

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(746)	—	(746)
(Decrease) increase in cash and cash equivalents	(10,369)	—	489	3,500	—	(6,380)
Cash and cash equivalents - beginning of period	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of period	$14,275	$—	$489	$7,187	$—	$21,951

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$56,614	$46,941	$47,279	$2,867	$(97,087)	$56,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,017	434	7,624	134	—	10,209
Deferred income taxes	(33)	(37)	10,336	(5)	—	10,261
Amortization of deferred financing costs	—	6,023	—	—	—	6,023
Stock-based compensation costs	3,763	—	—	—	—	3,763
Loss on extinguishment of debt	—	15,012	—	—	—	15,012
Premium payment on 2010 Senior Notes Tendered	—	(12,768)	—	—	—	(12,768)
Amortization of debt discount	—	3,115	—	—	—	3,115
Loss (gain) on sale or disposal of equipment	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(51,347)	(41,997)	(2,867)	—	96,211	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(106)	(474)	10,714	(1,639)	—	8,495
Inventories	—	(3,496)	2,454	(2,096)	876	(2,262)
Prepaid expenses and other current assets	(3,206)	27	296	100	—	(2,783)
Accounts payable	462	1,041	(3,375)	587	—	(1,285)
Accrued liabilities	(6,550)	(1,498)	(5,858)	375	—	(13,531)
Net cash provided by operating activities	1,614	12,323	66,600	323	—	80,860

Investing Activities
Purchases of property and equipment	(2,555)	—	—	(103)	—	(2,658)
Proceeds from sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash (used in) provided by investing activities	(2,555)	(55,215)	3	(103)	—	(57,870)

Financing Activities
Proceeds from the issuance of 2013 Senior Notes	—	400,000	—	—	—	400,000
Repayment of 2010 Senior Notes	—	(201,710)	—	—	—	(201,710)
Term loan repayments	—	(147,500)	—	—	—	(147,500)
Borrowings under revolving credit agreement	—	50,000	—	—	—	50,000
Repayments under revolving credit agreement	—	(45,500)	—	—	—	(45,500)
Payment of deferred financing costs	—	(6,933)	—	—	—	(6,933)
Proceeds from exercise of stock options	5,738	—	—	—	—	5,738
Excess tax benefits from share-based awards	1,725	—	—	—	—	1,725
Fair value of shares surrendered as payment of tax withholding	(278)	—	—	—	—	(278)
Intercompany activity, net	69,683	(5,465)	(66,603)	2,385	—	—
Net cash provided by (used in) financing activities	76,868	42,892	(66,603)	2,385	—	55,542

Effect of exchange rate changes on cash and cash equivalents	—	—	—	151	—	151
Increase in cash and cash equivalents	75,927	—	—	2,756	—	78,683
Cash and cash equivalents - beginning of period	14,720	—	—	950	—	15,670
Cash and cash equivalents - end of period	$90,647	$—	$—	$3,706	$—	$94,353

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 64 of this Quarterly Report on Form 10-Q.

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

We have grown our product portfolio both organically and through acquisitions. We develop our core brands organically by investing in new product lines, brand extensions and providing advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired well-recognized brands from consumer products and pharmaceutical companies as well as from private equity investors. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, many were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved often through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

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

Based on this analysis, we allocated $599.6 million to non-amortizable intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at December 31, 2014 was 15.9 years.

We also recorded goodwill of $103.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The operating results of Insight have been included in our Consolidated Financial Statements beginning September 3, 2014. Revenues of the acquired Insight operations for the three and nine months ended December 31, 2014 were $43.4 million and $56.1 million, respectively. Net income for the three and nine months ended December 31, 2014 was $3.6 million and $1.6 million, respectively. On September 3, 2014, we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

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

(In thousands, except per share data)	Nine Months Ended December 31, 2014
Revenues	$593,171
Net income	$62,688

Earnings per share:
Basic	$1.20

Diluted	$1.19

(In thousands, except per share data)	Nine Months Ended December 31, 2013
Revenues	$579,762
Net income	$57,537

Earnings per share:
Basic	$1.12

Diluted	$1.10

Acquisition of the Hydralyte brand
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on hand and our existing senior secured credit facility.

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

The pro forma effect of this acquisition on revenues and earnings was not material.

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at December 31, 2014 was 12.3 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

Results of Operations

Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

Total Segment Revenues

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2014	%	2013	%	Amount	%
North American OTC Healthcare
Analgesics	$28,187	14.3	$25,117	17.3	$3,070	12.2
Cough & Cold	31,927	16.2	29,863	20.6	2,064	6.9
Women's Health	31,364	15.9	404	0.3	30,960	(*)
Gastrointestinal	17,365	8.8	19,420	13.4	(2,055)	(10.6)
Eye & Ear Care	19,020	9.6	16,973	11.7	2,047	12.1
Dermatologicals	17,663	8.9	11,019	7.6	6,644	60.3
Oral Care	12,300	6.2	11,125	7.7	1,175	10.6
Other OTC	1,471	0.8	2,196	1.5	(725)	(33.0)
Total North American OTC Healthcare	159,297	80.7	116,117	80.1	43,180	37.2

International OTC Healthcare
Analgesics	657	0.3	648	0.4	9	1.4
Cough & Cold	3,831	1.9	3,738	2.6	93	2.5
Women's Health	589	0.3	619	0.4	(30)	(4.8)
Gastrointestinal	6,668	3.4	272	0.2	6,396	(*)
Eye & Ear Care	4,577	2.3	2,244	1.6	2,333	104.0
Dermatologicals	570	0.3	497	0.4	73	14.7
Oral Care	172	0.1	196	0.1	(24)	(12.2)
Other OTC	11	—	—	—	11	(*)
Total International OTC Healthcare	17,075	8.6	8,214	5.7	8,861	107.9

Total OTC Healthcare	176,372	89.3	124,331	85.8	52,041	41.9
Household Cleaning	21,234	10.7	20,540	14.2	694	3.4
Total Consolidated	$197,606	100.0	$144,871	100.0	$52,735	36.4
(*) size of % not meaningful

Total segment revenues for the three months ended December 31, 2014 were $197.6 million, an increase of $52.7 million, or 36.4%, versus the three months ended December 31, 2013. This increase was primarily related to an increase in the North American OTC Healthcare segment due to the acquisition of Insight, and higher revenues from certain of our core OTC brands, partially offset by declines in certain product groups. This increase is also attributable to and an increase in the International OTC Healthcare segment due to the acquisition of the Hydralyte brand.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $43.2 million, or 37.2%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013.

This increase was primarily due to the acquisition of Insight, which contributed $43.3 million to the segment overall, and included increases of $31.0 million, $6.9 million, and $2.5 million to the women’s health care, dermatologicals, and cough & cold product groups, respectively. These increases were partially offset by a decline of approximately $2.7 million in the gastrointestinal product group (exclusive of Insight). Although certain products in our cough & cold product group experienced growth, this was largely offset by declines in Pediacare, which continues to experience declines in revenues and market share due to increasing competition in the cough & cold market.

Additionally, in our women's health product group, a third-party manufacturer has failed to keep up with demand leading to product being temporarily out of stock, and therefore, we have begun utilizing an alternative manufacturer to supplement production, which we expect will eliminate out of stock issues in the future. We are also in the process of replacing the current supplier of the active ingredient (which will cease production late in the third quarter of calendar 2015) for certain products in the women's health product group. At this point, we have identified a number of alternative suppliers and expect to have a new supplier in place when necessary. If these supply issues are not resolved timely, we will not have enough product to meet demand, which could result in a significant reduction of net sales and have an adverse impact on our results of operations.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $8.9 million during the three months ended December 31, 2014 versus the three months ended December 31, 2013. This increase was primarily attributable to increases of $6.4 million and $2.3 million in the gastrointestinal and eye & ear care product groups, respectively, resulting primarily from the acquisition of Hydralyte in the gastrointestinal product group and increased sales of Murine Tears and Clear Eyes in the eye and ear care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $0.7 million, or 3.4%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013. The increase was primarily due to increased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(Amounts in thousands)					Increase (Decrease)
Cost of Sales	2014	%	2013	%	Amount	%
North American OTC Healthcare	$63,479	39.8	$45,886	39.5	$17,593	38.3
International OTC Healthcare	6,247	36.6	3,144	38.3	3,103	98.7
Household Cleaning	16,135	76.0	15,373	74.8	762	5.0
	$85,861	43.5	$64,403	44.5	$21,458	33.3

Cost of sales increased $21.5 million, or 33.3%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013. This increase was largely due to increased sales volume associated with the acquisitions of Insight and the Hydralyte brand. As a percentage of total revenue, cost of sales decreased to 43.5% in the three months ended December 31, 2014 from 44.5% in the three months ended December 31, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to the favorable impact from lower cost of sales as a percentage of revenue in the International OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $17.6 million, or 38.3%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013.  This increase is due to higher overall sales volume primarily from the acquisition of Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment remained relatively consistent in the three months ended December 31, 2014 and 2013. We anticipate increasing costs for certain of our products during the next fiscal year based on a manufacturer's notification to us. If we are unable to offset such cost increases by corresponding price increases, the increased costs could negatively impact our gross margins and results of operations.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $3.1 million, or 98.7%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013. This increase was due to the acquisition of Hydralyte and an increase in overall sales volume. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 36.6% in the three months ended December 31, 2014 from 38.3% during the three months ended December 31, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to lower costs associated with the recently acquired Hydralyte brand.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.8 million, or 5.0%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013.  As a percentage of Household Cleaning revenues, cost of sales increased to 76.0% during the three months ended December 31, 2014 from 74.8% during the three months ended December 31, 2013. This increase in cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(Amounts in thousands)					Increase (Decrease)
Gross Profit	2014	%	2013	%	Amount	%
North American OTC Healthcare	$95,818	60.2	$70,231	60.5	$25,587	36.4
International OTC Healthcare	10,828	63.4	5,070	61.7	5,758	113.6
Household Cleaning	5,099	24.0	5,167	25.2	(68)	(1.3)
	$111,745	56.5	$80,468	55.5	$31,277	38.9

Gross profit for the three months ended December 31, 2014 increased $31.3 million, or 38.9%, when compared with the three months ended December 31, 2013.  As a percentage of total revenues, gross profit increased to 56.5% in the three months ended December 31, 2014 from 55.5% in the three months ended December 31, 2013. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins recognized in the acquired Insight brands and the International OTC Healthcare segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $25.6 million, or 36.4%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013.  This increase is due to higher overall sales volume primarily from the acquisition of Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent for the three months ended December 31, 2014 and 2013.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $5.8 million, or 113.6%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013. This increase was due primarily to the acquisition of Hydralyte. As a percentage of International OTC Healthcare revenues, gross profit increased to 63.4% during the three months ended December 31, 2014 from 61.7% during the three months ended December 31, 2013. The increase was due to the higher gross profit percentage from the recently acquired Hydralyte brand.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.1 million, or 1.3%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013.  As a percentage of Household Cleaning revenue, gross profit decreased to 24.0% during the three months ended December 31, 2014 from 25.2% during the three months ended December 31, 2013. The decrease in gross profit as a percentage of revenues was primarily attributable to higher sales through certain distribution channels that have lower gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(Amounts in thousands)					Increase (Decrease)
Contribution Margin	2014	%	2013	%	Amount	%
North American OTC Healthcare	$69,039	43.3	$48,851	42.1	$20,188	41.3
International OTC Healthcare	8,052	47.2	2,925	35.6	5,127	175.3
Household Cleaning	4,510	21.2	4,463	21.7	47	1.1
	$81,601	41.3	$56,239	38.8	$25,362	45.1

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $25.4 million, or 45.1%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013.  The contribution margin increase was primarily the result of the increased gross profit, slightly offset by higher advertising and promotional expenses during the three months ended December 31, 2014 versus the three months ended December 31, 2013.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $20.2 million, or 41.3%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013. The contribution margin increase was primarily the result of the higher sales volumes primarily associated with the Insight acquisition and the resulting higher gross profit, partially offset by higher advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 43.3% during the three months ended December 31, 2014 from 42.1% during the three months ended December 31, 2013.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $5.1 million, or 175.3%, during the three months ended December 31, 2014 versus the three months ended December 31, 2013. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 47.2% during the three months ended December 31, 2014 from 35.6% during the three months ended December 31, 2013. This increase was primarily related to the increased gross profit from the Hydralyte acquisition.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment remained consistent at $4.5 million during the three months ended December 31, 2014 and December 31, 2013.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment decreased to 21.2% during the three months ended December 31, 2014 from 21.7% during the three months ended December 31, 2013. The contribution margin decrease as a percentage of revenues was partially due to the gross profit decrease in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $19.5 million for the three months ended December 31, 2014 versus $12.1 million for the three months ended December 31, 2013. The increase in general and administrative expenses was primarily due to higher compensation costs of $3.3 million due primarily to increased headcount associated with the Insight acquisition, a lease termination charge of $1.1 million incurred related to the remaining lease payments from the Insight office, higher legal and other professional costs of $0.7 million and $0.5 million of acquisition costs related to the purchase of Insight, incurred during the third quarter of fiscal 2015.

Depreciation and Amortization
Depreciation and amortization expense was $5.2 million and $3.6 million for the three months ended December 31, 2014 and December 31, 2013, respectively. The increase in depreciation and amortization expense was due to higher intangible asset amortization in the current period due primarily to the intangible assets acquired as a result of the Insight acquisition.

Interest Expense
Net interest expense was $24.6 million during the three months ended December 31, 2014 versus $21.3 million during the three months ended December 31, 2013. The increase in interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from $1.0 billion during the three months ended December 31, 2013 to $1.7 billion during the three months ended December 31, 2014. The increase in average indebtedness outstanding is the result of additional borrowings under our term loan facility and revolving credit facility to fund our acquisition of Insight. The average cost of borrowing decreased to 5.8% for the three months ended December 31, 2014, from 8.5% for the three months ended December 31, 2013, which is attributed to the refinancing of debt in September 2014.

Income Taxes
The provision for income taxes during the three months ended December 31, 2014 was $12.2 million versus $1.1 million during the three months ended December 31, 2013.  The effective tax rate during the three months ended December 31, 2014 was 36.5% versus 25.2% during the three months ended December 31, 2013. The increase in the effective tax rate for the three months ended December 31, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions, and a higher gain for tax purposes associated with the sale of the right of use of the Comet brand in certain Eastern European countries in the current year period. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2015 is expected to be approximately 35.8%, excluding the impact of acquisitions and discrete items that may occur.

Results of Operations

Nine Months Ended December 31, 2014 compared to the Nine Months Ended December 31, 2013

Total Segment Revenues

	Nine Months Ended December 31,
					Increase (Decrease
(In thousands)	2014	%	2013	%	Amount	%
North American OTC Healthcare
Analgesics	$82,290	15.7	$82,596	18.2	$(306)	(0.4)
Cough & Cold	76,741	14.6	78,791	17.3	(2,050)	(2.6)
Women's Health	40,851	7.8	1,392	0.3	39,459	(*)
Gastrointestinal	58,899	11.2	62,873	13.8	(3,974)	(6.3)
Eye & Ear Care	61,150	11.7	56,949	12.5	4,201	7.4
Dermatologicals	47,383	9.0	43,366	9.6	4,017	9.3
Oral Care	35,421	6.7	35,238	7.8	183	0.5
Other OTC	4,574	0.9	6,273	1.4	(1,699)	(27.1)
Total North American OTC Healthcare	407,309	77.6	367,478	80.9	39,831	10.8

International OTC Healthcare
Analgesics	2,114	0.4	1,375	0.3	739	53.7
Cough & Cold	14,090	2.7	9,745	2.1	4,345	44.6
Women's Health	1,765	0.3	1,252	0.3	513	41.0
Gastrointestinal	14,764	2.8	583	0.1	14,181	(*)
Eye & Ear Care	13,247	2.5	6,128	1.3	7,119	116.2
Dermatologicals	1,799	0.4	1,194	0.3	605	50.7
Oral Care	361	0.1	373	0.1	(12)	(3.2)
Other OTC	15	—	—	—	15	(*)
Total International OTC Healthcare	48,155	9.2	20,650	4.5	27,505	133.2

Total OTC Healthcare	455,464	86.8	388,128	85.4	67,336	17.3
Household Cleaning	69,113	13.2	66,200	14.6	2,913	4.4
Total Consolidated	$524,577	100.0	$454,328	100.0	$70,249	15.5
(*) size of % not meaningful

Total segment revenues for the nine months ended December 31, 2014 were $524.6 million, an increase of $70.2 million, or 15.5%, versus the nine months ended December 31, 2013. This increase was primarily related to an increase in the North American OTC Healthcare segment due to the acquisition of Insight and an increase in the International OTC Healthcare segment due to the acquisition of the Hydralyte brand, partially offset by a decline in some of the other product groups within the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $39.8 million, or 10.8%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.

This increase was primarily due to the acquisition of Insight, which contributed $56.0 million to the segment overall, with an increase of $39.7 million, $9.3 million, and $3.1 million to the women’s health care, dermatologicals, and cough & cold product groups, respectively. This was partially offset by declines of approximately $6.2 million and $4.0 million in the cough & cold (exclusive of Insight) and gastrointestinal and product groups, respectively. The declines in the cough & cold product group revenues are primarily attributable to Pediacare, which continues to experience significant declines in revenues and market share due to increasing competition in the cough & cold market.

Additionally, in our women's health product group, a third-party manufacturer has failed to keep up with demand leading to product being temporarily out of stock, and therefore, we have begun utilizing an alternative manufacturer to supplement production, which we expect will eliminate out of stock issues in the future. We are also in the process of replacing the current supplier of the active ingredient (which will cease production late in the third quarter of calendar 2015) for certain products in the women's health product group. At this point, we have identified a number of alternative suppliers and expect to have a new supplier in place when necessary. If these supply issues are not resolved timely, we will not have enough product to meet demand, which could result in a significant reduction of net sales and have an adverse impact on our results of operations.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $27.5 million during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. The increase was primarily due to the acquisition of the Hydralyte brand and increased sales of Murine Tears in the eye & ear care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $2.9 million, or 4.4%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. The increase was primarily due to increased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(Amounts in thousands)					Increase (Decrease)
Cost of Sales	2014	%	2013	%	Amount	%
North American OTC Healthcare	$158,005	38.8	$140,419	38.2	$17,586	12.5
International OTC Healthcare	17,926	37.2	8,947	43.3	8,979	100.4
Household Cleaning	52,493	76.0	48,248	72.9	4,245	8.8
	$228,424	43.5	$197,614	43.5	$30,810	15.6

Cost of sales increased $30.8 million, or 15.6%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. This increase was largely due to increased sales volume associated the acquisitions of Insight, Hydralyte and Care Pharma. As a percentage of total revenue, cost of sales remained consistent at 43.5% for the nine months ended December 31, 2014 and 2013.

North American OTC Healthcare Segment
Cost of sales increased $17.6 million, or 12.5%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. This increase is due to higher overall sales volume primarily from the acquisition of Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment increased to 38.8% in the nine months ended December 31, 2014 from 38.2% during the nine months ended December 31, 2013. This increase in cost of sales as a percentage of revenues was primarily due to an unfavorable product mix in the North American OTC Healthcare segment. We anticipate increasing costs for certain of our products during the next fiscal year based on a manufacturer's notification to us. If we are unable to offset such cost increases by corresponding price increases, the increased costs could negatively impact our gross margins and results of operations.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $9.0 million during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. This increase was due to higher volumes in the products acquired from the acquisition of Care Pharma and the Hydralyte brand. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 37.2% in the nine months ended December 31, 2014 from 43.3% during the nine months ended December 31, 2013. This decrease in cost of sales as a percentage of revenues was primarily due to lower costs of products acquired with the Care Pharma acquisition and recently acquired Hydralyte brand.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $4.2 million, or 8.8%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.  As a percentage of Household Cleaning revenues, cost of sales increased to 76.0% during the nine months ended December 31, 2014 from 72.9% during the nine months ended December 31, 2013. The increase in the cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix resulting from higher sales volumes at lower prices in certain distribution channels.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(Amounts in thousands)					Increase (Decrease)
Gross Profit	2014	%	2013	%	Amount	%
North American OTC Healthcare	$249,304	61.2	$227,059	61.8	$22,245	9.8
International OTC Healthcare	30,229	62.8	11,703	56.7	18,526	158.3
Household Cleaning	16,620	24.0	17,952	27.1	(1,332)	(7.4)
	$296,153	56.5	$256,714	56.5	$39,439	15.4

Gross profit for the nine months ended December 31, 2014 increased $39.4 million, or 15.4%, when compared with the nine months ended December 31, 2013.  As a percentage of total revenues, gross profit remained consistent at 56.5% for nine months ended December 31, 2014 and 2013.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $22.2 million, or 9.8%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.  This increase is due to higher overall sales volume primarily from the acquisition of Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit decreased slightly to 61.2% during the nine months ended December 31, 2014 from 61.8% during the nine months ended December 31, 2013. This decrease in gross profit as a percentage of revenues was primarily due to an unfavorable product mix in the North American OTC Healthcare segment.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $18.5 million during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. This increase was due primarily to higher margins in the brands acquired with the acquisition of Hydralyte and Care Pharma. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.8% during the nine months ended December 31, 2014 from 56.7% during the nine months ended December 31, 2013. The increase was due to the higher gross profit percentage from the recently acquired Care Pharma and Hydralyte brand.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $1.3 million, or 7.4%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.  As a percentage of Household Cleaning revenue, gross profit decreased to 24.0% during the nine months ended December 31, 2014 from 27.1% during the nine months ended December 31, 2013. The decrease was primarily attributable to an unfavorable product mix resulting from higher sales through certain distribution channels that have lower gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(Amounts in thousands)					Increase (Decrease)
Contribution Margin	2014	%	2013	%	Amount	%
North American OTC Healthcare	$184,731	45.4	$165,582	45.1	$19,149	11.6
International OTC Healthcare	22,078	45.8	7,848	38.0	14,230	181.3
Household Cleaning	15,060	21.8	15,827	23.9	(767)	(4.8)
	$221,869	42.3	$189,257	41.7	$32,612	17.2

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $32.6 million, or 17.2%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.  The contribution margin increase was primarily the result of the effects of higher gross profit discussed above partially offset by higher advertising and promotional expenses.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $19.1 million, or 11.6%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. The contribution margin increase was primarily the result of increased gross profit discussed above, slightly offset by higher advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 45.4% during the nine months ended December 31, 2014 from 45.1% during the nine months ended December 31, 2013. Advertising and promotional spending increased due primarily to the Insight acquisition, partially offset by reduced spending on BC, Goody's and Pediacare, which had new product launches in the prior year.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $14.2 million during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment increased to 45.8% during the nine months ended December 31, 2014 from 38.0% during the nine months ended December 31, 2013. This increase was primarily related to increased gross profit from the recent acquisitions of the Care Pharma and the Hydralyte brands discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.8 million, or 4.8%, during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.  As a percentage of Household Cleaning revenues, contribution margin for the Household Cleaning segment decreased to 21.8% during the nine months ended December 31, 2014 from 23.9% during the nine months ended December 31, 2013. The contribution margin decrease was the result of gross profit changes discussed above, partially offset by lower advertising and promotion spending.

General and Administrative
General and administrative expenses were $63.6 million for the nine months ended December 31, 2014 versus $35.4 million for the nine months ended December 31, 2013. The increase in general and administrative expenses was primarily due to $12.6 million of acquisition costs related to the purchases of Insight and Hydralyte, higher compensation costs of $9.9 million due primarily to increased headcount associated with the Insight and Hydralyte acquisitions, higher legal and other professional costs of $2.2 million, and a lease termination charge of $1.1 million related to the remaining lease payments from the Insight office incurred during the third quarter of fiscal 2015.

Depreciation and Amortization
Depreciation and amortization expense was $12.0 million for the nine months ended December 31, 2014 versus $10.2 million for the nine months ended December 31, 2013.  The increase in depreciation and amortization expense was due to slightly higher intangible asset amortization in the current period, primarily related to intangible assets associated with the Insight acquisition.

Interest Expense
Net interest expense was $57.5 million during the nine months ended December 31, 2014 versus $53.6 million during the nine months ended December 31, 2013. The increase in interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from $1.0 billion during the nine months ended December 31, 2013 to $1.3 billion during the nine months ended December 31, 2014. The increase in average indebtedness outstanding is the result of additional borrowings under our 2012 Term B-2 Loan and 2012 ABL Revolver to fund our acquisitions of the Hydralyte brand and Insight. The average cost of borrowing decreased to 5.9% for the nine months ended December 31, 2014, from 7.3% for the nine months ended December 31, 2013, which is attributed to the refinancing of debt in September 2014.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2014 was $35.5 million versus $18.4 million during the nine months ended December 31, 2013.  The effective tax rate during the nine months ended December 31, 2014 was 39.5% versus 24.6% during the nine months ended December 31, 2013.  The increase in the effective tax rate for the nine months ended December 31, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions, and a higher gain for tax purposes associated with the sale of the right of use of the Comet brand in certain Eastern European countries in the current period and a one-time benefit of $9.1 million due primarily to lower state income taxes enacted in the prior year period. This benefit was primarily related to a law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2015 is expected to be approximately 35.8%, excluding the impact of additional acquisitions and discrete items that may occur.

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

	Nine Months Ended December 31,
(In thousands)	2014	2013
Cash provided by (used in):
Operating Activities	$104,142	$80,860
Investing Activities	(802,857)	(57,870)
Financing Activities	693,081	55,542

Operating Activities
Net cash provided by operating activities was $104.1 million for the nine months ended December 31, 2014 compared to $80.9 million for the nine months ended December 31, 2013. The $23.3 million increase in net cash provided by operating activities was primarily due to a decrease in working capital of $18.4 million and an increase in non-cash charges of $7.0 million, offset by a decrease in net income of $2.1 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased primarily due to decreases in inventories and prepaid expenses and other current assets of $16.7 million and $10.4 million, respectively, and an increase in accrued liabilities of $21.8 million. This decrease was partially offset by a decrease in accounts payable of $24.2 million and an increase in accounts receivable of $6.4 million.

Non-cash charges increased $7.0 million primarily due a premium payment on the 2010 Senior Notes tendered in fiscal 2014 of $12.8 million, and an increase in deferred income taxes of $9.3 million. The increase in non-cash charges were partially offset by a $15.0 million loss on the extinguishment of debt incurred in fiscal 2014.

Investing Activities
Net cash used in investing activities was $802.9 million for the nine months ended December 31, 2014 compared to $57.9 million for the nine months ended December 31, 2013. The increase in net cash used in investing activities for the nine months ended December 31, 2014 was primarily due to the use of cash for the acquisition of Insight in September 2014 of $749.7 and for the acquisition of the Hydralyte brand in April 2014 of $78.0 million, slightly offset by proceeds from the sale of one of the brands we acquired from the Insight acquisition of $18.5 million and $10.0 million received as proceeds from the sale of certain rights to sell our Comet brand in certain Eastern European countries to a licensee.

Financing Activities
Net cash provided by financing activities was $693.1 million for the nine months ended December 31, 2014 compared to net cash provided by financing activities of $55.5 million for the nine months ended December 31, 2013.  The increase in cash provided by financing activities was primarily due to the net borrowings of $640.0 million under our term loan facility and $66.1 million under our revolving credit facility in the nine months ended December 31, 2014, while the prior year period resulted in net borrowings under the 2012 ABL Revolver of $4.5 million. We utilized $65.0 million of borrowings under the ABL Revolver for the acquisition of the Hydralyte brand and repaid $58.5 million during the nine months ended December 31, 2014. Due to the net borrowing under the 2012 ABL Revolver and 2012 Term Loan, our outstanding indebtedness increased to $1,643.6 million at December 31, 2014 from $937.5 million at March 31, 2014.

Capital Resources
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") (i) issued senior unsecured notes in an aggregate principal amount of $250.0 million (the "2012 Senior Notes"), (ii) entered into the 2012 Term Loan with a seven-year maturity and a $50.0 million asset-based revolving credit facility (the "2012 ABL Revolver") with a five-year maturity, and (iii) repaid in full and canceled its then-existing credit facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes. The Borrower may redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc.

On February 21, 2013, the Borrower entered into an amendment to the 2012 Term Loan ("Term Loan Amendment No. 1"). The Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans mature on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
On September 3, 2014, the Borrower entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans in an aggregate principal amount of $720.0 million (the "Term B-2 Loans"), (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).
On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii)increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2014, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 3.1%.

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
As of December 31, 2014, we had an aggregate of $1,643.6 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$247.5 million of borrowings under the 2012 Term B-1 Loan;

•	$680.0 million of borrowings under the 2012 Term B-2 Loan; and

•	$66.1 million of borrowings under the 2012 ABL Revolver.

As of December 31, 2014, we had $68.9 million of borrowing capacity under the 2012 ABL Revolver.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either December 31, 2014 or March 31, 2014 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

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

•
Have a leverage ratio of less than 8.00 to 1.0 for the quarter ended December 31, 2014 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending June 30, 2016 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending June 30, 2016 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2014 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At December 31, 2014, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2015. During the years ended March 31, 2014, 2013 and 2012, we made voluntary principal payments against outstanding indebtedness of $157.5 million, $190.0 million and $25.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 2, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loan, with the balance expected to be due on the seventh anniversary of the closing date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three and nine month periods ended December 31, 2014, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  Future volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.  Our related promotional expense for the fiscal year ended March 31, 2014 was $33.4 million. For the three and nine months ended December 31, 2014, our related promotional expense was $15.6 million and $36.7 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2014, our sales and operating income would have been adversely affected by approximately $3.3 million.  Net income would have been adversely affected by approximately $2.1 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine months ended December 31, 2014, our sales and operating income would have been adversely affected by approximately $1.6 million and $3.7 million, respectively.  Net income would have been adversely affected by approximately $1.0 million and $2.2 million, respectively, for the three and nine months ended December 31, 2014.

We also periodically run coupon programs in Sunday newspaper inserts, on our product website or as on-package instant redeemable coupons.  We utilize a national clearinghouse to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearinghouse's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2014, we had 225 coupon events.  The amount recorded against revenues and accrued for these events during 2014 was $5.6 million. Cash settlement of coupon redemptions during 2014 was $3.8 million.  During the three and nine months ended December 31, 2014, we had 46 and 174 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and nine months ended December 31, 2014 was $0.9 million and $3.5 million, respectively. Cash settlement of coupon redemptions during the three and nine months ended December 31, 2014 was $1.1 million and $2.4 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon a rolling twelve month average return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the fiscal years ended March 31, 2014, 2013 and 2012, returns represented 2.2%, 2.9% and 2.9%, respectively, of gross sales.  For the three and nine months December 31, 2014, product returns represented 4.3% and 4.2% of gross sales, respectively.  At December 31, 2014 and March 31, 2014, the allowance for sales returns and cash discounts was $9.5 million and $7.0 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based upon the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  Over the last three years, our actual product return rate has stayed within a range of 2.2% to 2.9% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2014 by approximately $0.7 million.  Net income would have been reduced by approximately $0.4 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the nine months ended December 31, 2014 would have reduced our reported sales and operating income by approximately $0.2 million and $0.6 million, respectively, while our net income would have been reduced by approximately $0.1 million and $0.4 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.5 million for the fiscal year ended March 31, 2014, while for the three and nine months ended December 31, 2014, we recorded obsolescence costs of $2.5 million and $5.1 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2014 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2014 by approximately $0.1 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the nine months ended December 31, 2014 would have adversely affected each of our reported operating income and net income by less than approximately $0.1 million and $0.1 million, respectively.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.4% and 1.6% of accounts receivable at December 31, 2014 and March 31, 2014, respectively.  Bad debt expense for the fiscal year ended March 31, 2014 was $0.1 million, while during the three and nine months ended December 31, 2014, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2014 would have resulted in a decrease in each of reported operating income and reported net income of approximately $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the nine months ended December 31, 2014 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,436.0 million and $1,585.7 million at December 31, 2014 and March 31, 2014, respectively.  At December 31, 2014, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$263,411	$21,681	$6,800	$291,892

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	2,202	—	343,324
Cough & Cold	185,453	20,476	—	205,929
Women's Health	532,301	1,795	—	534,096
Gastrointestinal	213,639	64,775	—	278,414
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	217,227	2,121	—	219,348
Oral Care	61,438	—	—	61,438
Household Cleaning	—		110,272	110,272
Total indefinite-lived intangible assets, net	1,723,498	91,369	110,272	1,925,139

Finite-lived:
Analgesics	10,221	—	—	10,221
Cough & Cold	33,273	743	—	34,016
Women's Health	38,668	347	—	39,015
Gastrointestinal	21,341	240	—	21,581
Eye & Ear Care	30,646	—	—	30,646
Dermatologicals	26,554	—	—	26,554
Oral Care	16,183	—	—	16,183
Other OTC	15,870	—	—	15,870
Household Cleaning	—	—	24,859	24,859
Total finite-lived intangible assets, net	192,756	1,330	24,859	218,945
Total intangible assets, net	1,916,254	92,699	135,131	2,144,084
Total goodwill and intangible assets, net	$2,179,665	$114,380	$141,931	$2,435,976

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

In connection with the acquisition of Insight, we also recorded goodwill based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill related to the acquisition of Insight is fully deductible for income tax purposes.

On April 30, 2014, we completed the acquisition of the Hydralyte brand. In connection with this acquisition, we allocated $73.6 million to intangible assets based on our preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

In connection with the acquisition of the Hydralyte brand, we also recorded goodwill based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill related to the acquisition of the Hydralyte brand is not deductible for income tax purposes.

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

On an annual basis, during the fourth fiscal quarter of each year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of both the values and, if applicable, useful lives assigned to goodwill and intangible assets and tests for impairment.

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

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment during the three and nine months ended December 31 2014, compared to the same periods during the prior year. Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. In particular, we continue to experience increasing competitive pressures for certain brands within our pediatric cough and cold and gastrointestinal product groups. Specifically in the cough and cold product group, although we expected revenues to decline with the return to the market of competing products, such declines have been steeper than expected. Current quarter and year-to-date revenues from our Pediacare brand have declined significantly as compared to the corresponding periods in the prior year, due primarily to competition in the category, including new product introductions and lost distribution. As a result, we have increased our promotional spending in the short term, which resulted in lower revenues and profitability. Based on these factors, we considered whether these conditions would indicate that the fair value of the reporting unit would no longer exceed the carrying value, and accordingly, we performed an interim impairment analysis.

We developed our cash flow forecasts based on existing orders, expected future consumer demand and general market conditions. In performing our analysis, our cash flow forecast assumptions included lower advertising investment for the brand, stabilizing revenue declines beginning with the current cough and cold season, reducing promotional spending that is ineffective, and brand growth more in line with the category. We discounted the cash flow forecasts using a weighted average cost of capital as of December 31, 2014. Based on completion of step 1 of the impairment analysis for goodwill and indefinite lived intangible assets, the fair value of the Pediacare reporting unit and indefinite lived intangible assets, exceed their book value and therefore, we concluded that no impairment existed as of December 31, 2014 and that step 2 of the impairment test was not required. The carrying value for the Pediacare reporting unit at December 31, 2014 is approximately $45.8 million, or approximately 25% below fair value.

Significant judgment, and the use of estimates and assumptions, is required to estimate the fair value of reporting units, including estimating future cash flows, future market conditions, and determining the appropriate discount rates, growth rates, and operating margins, among others. Our discounted cash flow analyses take into account our assumptions on various items such as revenue and expense growth rates, which are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses take into account our expected amounts of working capital and weighted average cost of capital. Due to recent acquisitions, we plan to perform a strategic review of all of our brands after our fiscal year end and a future change in strategy, could result in an impairment of this brand in particular. As we are in the middle of the cough and cold season, if we do not stabilize our revenue declines, the brand could be impaired. To the extent that this reporting unit and intangible asset exceeds its fair value, we will recognize an impairment loss in an amount necessary to reduce the carrying value of the asset to its fair value. We will continue to assess intangible assets of our entire portfolio of brands at the brand level to identify conditions that indicate the carrying value may not be recoverable and perform impairment analysis as deemed prudent. We believe our assumptions are reasonable, however, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. Continued declines in revenues, higher advertising and promotional costs or a strategic change in direction may cause us to perform step 2, and could result in an impairment. Additionally, changes in the estimates and assumptions noted above, could result in a significant impairment charge in the future. It is not possible at this time to determine if any such future impairment charge would result.

Goodwill
As of March 31, 2014, we had 20 reporting units with goodwill, including six reporting units resulting from the acquisition of the 17 brands from GlaxoSmithKline plc in 2012, and five reporting units resulting from the acquisition of the Care Pharma brands. The aggregate fair value exceeded the carrying value by 53.1%. One individual reporting unit's fair value exceeded its carrying value by less than 10.0%. That reporting unit's associated carrying value of goodwill and intangible assets amounted to $0.8 million at March 31, 2014. Additionally, certain brands, including Pediacare and certain of our Household Cleaning brands, have experienced recent revenue declines. While certain reporting units' fair value exceeded their carrying value by less than 10.0%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed below with regard to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. Future events, such as competition, technological advances, sustained or significant adverse changes in operating results of certain brands, and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions, and we may be required to record additional impairment charges in the future. No impairment charge was recorded during the nine months ended December 31, 2014.

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

Impairment Analysis
We estimate the fair value of our indefinite-lived intangible assets and goodwill using a discounted cash flow method.  This discounted cash flow methodology is a widely-accepted valuation technique to estimate fair value utilized by market participants in the transaction evaluation process and has been applied consistently.  In addition, we considered our market capitalization at December 31, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge during the nine months ended December 31, 2014. However, sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of specific brands could require us to record a non-cash impairment charge in future periods. Management will continue to assess as necessary individual brands that would potentially be impacted by the indicators described above that might occur in the future, which would trigger consideration for impairment.

The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the nine months ended December 31, 2014.

Stock-Based Compensation
The Compensation and Equity topic of the FASB ASC 718 requires us to measure the cost of services to be rendered based on the grant-date fair value of an equity award.  Compensation expense is to be recognized over the period during which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e., restricted shares vs. an option, warrant or performance shares);

•	Strike price of the instrument;

•	Market price of our common stock on the date of grant;

•	Discount rates;

•	Duration of the instrument; and

•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $4.9 million and $3.8 million for the nine months ended December 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements
In January 2015, the FASB issued Accounting Standards Update ("ASU") 2015-01. The amendments in this update eliminate the concept of extraordinary items in Subtopic 225-20, which required entities to consider whether an underlying event or transaction is extraordinary. However, the amendments retain the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material impact on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which clarifies whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. The amendments in this update were effective November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The amendments in this update clarify how current GAAP should be interpreted in evaluating economic characteristics and risks and ultimately determining whether the host contract in a hybrid financial instrument that is issued in the form of a share is more akin to debt or to equity. The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material impact on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the new guidance does not allow for a performance target that affects vesting to be reflected in estimating the fair value of the award at the grant date. The amendments to this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not have any outstanding share-based payments with a performance target. The adoption of ASU 2014-12 is not expected to have a material impact on our Consolidated Financial Statements.

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

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2014, we had variable rate debt of approximately $927.5 million under our 2012 Term Loan and $66.1 million under our ABL Revolver.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2014 of approximately $2.6 million and $4.8 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2014 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014.

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

For the three and nine months ended December 31, 2014, Walmart, which accounted for approximately 16.5% and 17.4%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our sales. We expect that for future periods, our top five and top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on inventory management or otherwise, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results from operations.

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

Most of our products are produced by third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or identify and qualify new manufacturing relationships.  Certain of the Company's manufacturers are having difficulty meeting demand, which is causing shortages of certain products. We might not be able to identify or qualify alternative manufacturers for these products in a timely manner, and such manufacturers may not allocate sufficient capacity to us to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.   In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels and sales, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use have increased and may in the future increase the cost of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  One of our manufacturers has notified us that it is increasing prices, which could have a significant impact on our financial condition and results of operations. Increased costs could also have a material adverse effect on our financial condition and results from operations.

At December 31, 2014, we had relationships with 96 third-party manufacturers pertaining to our domestic operations.  Of those, we had long-term contracts with 44 manufacturers that produced items that accounted for approximately 80.1% of our gross sales for 2014.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business, financial condition and results from operations.

Our risks associated with doing business internationally increase as we expand our international footprint.

During the three and nine months ended December 31, 2014, approximately 8.9% and 9.5%, respectively, of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharma, which markets and sells healthcare products in Australia. In addition, on April 30, 2014, we acquired Hydralyte in Australia and New Zealand. We generally rely on brokers and distributors for the sale of our products in other foreign countries.  Risks of doing business internationally include:

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

At December 31, 2014, our total indebtedness, including current maturities, was approximately $1,643.6 million.

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

The terms of the indentures governing the 2012 Senior Notes and our senior unsecured notes issued on December 17, 2013, and the credit agreement governing the 2012 Term Loans and 2012 ABL Revolver, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At December 31, 2014, we had $68.9 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, under the senior credit facility, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of December 31, 2014 would have been approximately $1.6 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At December 31, 2014, the book value of our current assets was $0.2 billion.  Although the book value of our total assets was $2.7 billion, approximately $2.4 billion was in the form of intangible assets, including goodwill of $0.3 billion, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment during the three and nine months ended December 31 2014, compared to the same periods during the prior year. Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. In particular, we continue to experience increasing competitive pressures for certain brands within our pediatric cough and cold and gastrointestinal product groups. Specifically in the cough and cold product group, although we expected revenues to decline with the return to the market of competing products, such declines have been steeper than expected. Current quarter and year-to-date revenues from our Pediacare brand have declined significantly as compared to the corresponding periods in the prior year, due primarily to competition in the category, including new product introductions and lost distribution. As a result, we have increased our promotional spending in the short term, which resulted in lower revenues and profitability. Based on these factors, we considered whether these conditions would indicate that the fair value of the reporting unit would no longer exceed the carrying value, and accordingly, we performed an interim impairment analysis.

Significant judgment, and the use of estimates and assumptions, is required to estimate the fair value of reporting units, including estimating future cash flows, future market conditions, and determining the appropriate discount rates, growth rates, and operating margins, among others. Our discounted cash flow analyses take into account our assumptions on various items such as revenue and expense growth rates, which are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses take into account our expected amounts of working capital and weighted average cost of capital. Due to recent acquisitions, we plan to perform a strategic review of all of our brands after our fiscal year end and a future change in strategy, could result in an impairment of this brand in particular. As we are in the middle of the cough and cold season, if we do not stabilize our revenue declines, the brand could be impaired. To the extent that this reporting unit and intangible asset exceeds its fair value, we will recognize an impairment loss in an amount necessary to reduce the carrying value of the asset to its fair value. We will continue to assess intangible assets of our entire portfolio of brands at the brand level to identify conditions that indicate the carrying value may not be recoverable and perform impairment analysis as deemed prudent. We believe our assumptions are reasonable, however, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. Continued declines in revenues, higher advertising and promotional costs or a strategic change in direction could result in an impairment. Additionally, changes in the estimates and assumptions noted above, could result in a significant impairment charge in the future. It is not possible at this time to determine if any such future impairment charge would result.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 5, 2015	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

10.1
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement (as amended by Amendment No.1, dated as of February 21, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent.

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