Form 10-K
period 2015-03-31
Prestige Brands Holdings, Inc.
filed 2015-05-14
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
660 White Plains Road Tarrytown, New York 10591 (Address of principal executive offices) (Zip Code)
Securities registered pursuant to Section 12(b) of the Act:	(914) 524-6800 (Registrant's telephone number, including area code)
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2014 was $1,684.6 million.
As of May 1, 2015, the Registrant had 52,296,021 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our ability to increase organic growth via new product introductions or line extensions;

•	Our ability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our ability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs and for other input costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel and the transition to a new CEO and CFO;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

For more information, see “Risk Factors” contained in Part I Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g., “2015”) refers to our fiscal year ended March 31 of that year.

We are engaged in the marketing, sales and distribution of well-recognized, brand name, over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, and club, convenience, and dollar stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.  Our ultimate success is dependent on several factors, including our ability to:

•	Develop and execute effective sales, advertising and marketing programs;

•	Integrate acquired brands;

•	Grow our existing product lines;

•	Develop innovative new products;

•	Respond to the technological advances and product introductions of our competitors; and

•	Continue to grow our presence in the United States and international markets.

We engaged in strategic mergers and acquisitions over the last three years as follows:

2015 Acquisitions

Acquisition of Insight Pharmaceuticals

On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North America OTC Healthcare segment. This acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

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

2014 Acquisition

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharmaceuticals Pty Ltd. (“Care Pharma”), which included brands that complemented our OTC Healthcare portfolio and was funded through a combination of our existing senior secured credit facility and cash on hand. The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also carries a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. This acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

2013 Divestiture

In 2013, we divested the Phazyme gas treatment brand, which was a non-core OTC brand that we acquired from GlaxoSmithKline plc ("GSK") in January 2012. We received $21.7 million from the divestiture on October 31, 2012 and the remaining $0.6 million on January 4, 2013. The proceeds were used to repay debt. No significant gain or loss was recorded as a result of the sale.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 86.8%, 86.3%, and 83.6% of our net revenues for 2015, 2014, and 2013, respectively, during the period the respective brands were owned by us.

Major Brands	Market Position(1)	Market Segment(2)	Market Share(3) (%)	ACV(4) (%)
North American and International Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	47.4	94.8
Clear Eyes®	#2	Eye Allergy/Redness Relief	20.5	97.4
Compound W®	#1	Wart Removal	34.8	89.0
Dramamine®	#1	Motion Sickness	41.1	93.8
Efferdent®	#2	Denture Cleanser Tablets	27.2	98.4
Little Remedies®	#9	Pediatric Healthcare	3.4	91.3
Luden's®	#3	Cough Drops	6.7	94.5
The Doctor’s® NightGuard®	#2	Bruxism (Teeth Grinding)	24.0	65.4
The Doctor’s® Brushpicks®	#2	Disposable Dental Picks	15.3	60.8
BC®/Goody's®	#1	Analgesic Powders	98.9	81.1
Beano®	#1	Gas Prevention	82.2	94.6
Debrox®	#1	Ear Wax Removal	55.4	85.9
Gaviscon® (5)	#1	Upset Stomach Remedies	16.3	94.0
Dermoplast®	#3	Pain Relief Sprays	17.3	74.7
New-Skin®	#1	Liquid Bandages	68.2	91.6
Fiber Choice®	#5	Fiber Laxative Supplements	4.3	86.0
Ecotrin®	#2	Aspirin	3.3	88.4
Fess® (6)	#1	Nasal Saline Spray	64.0	—
Hydralyte® (6)	#1	Oral Rehydration	85.5	—
Monistat®	#1	Vaginal Treatment-Anti-Fungal	53.4	90.3
e.p.t™	#3	Pregnancy Test Kits	10.0	75.4
Nix®	#2	Lice/Parasite Treatments	13.3	79.8

Household Cleaning:
Chore Boy®	#2	Soap Free Metal Scrubbers	8.6	27.1
Comet®	#1	Abrasive Tub and Tile Cleaner	37.9	90.2
Spic and Span®	#8	Dilutable All Purpose Cleaner	1.4	46.3

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market share and ranking for our brands based in part on data generated by Information Resources, Inc., an independent market research firm (“IRI”). IRI reports total U.S. Multi-Outlet retail sales data in the food, drug, mass merchandise markets (including Walmart), dollar stores (Dollar General, Family Dollar, Fred's), selected warehouse clubs (BJ's and Sam's) and DeCA military commissaries, representing approximately 90% of Prestige Brands' categories for retail sales.

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)	“Market share” is based on sales dollars in the United States, as calculated by IRI for the 52 weeks ended March 22, 2015.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by IRI for the 52 weeks ended March 22, 2015.  ACV measures the ratio of the weighted sales volume of stores that sell a particular product to all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand is not as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

(5)
Gaviscon is distributed by us in Canada only and the market information was generated by Nielsen, an independent third party market research firm for the period ending February 7, 2015. Figures represent national, all channel retail sales data in the food, drug, mass merchandise (e.g. Walmart), general merchandise (e.g. Dollarama), and warehouse club stores (e.g. Costco). Data reported for warehouse club and general merchandise is calculated based on home scan panel data, and not direct point of sale data.

(6)
The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia, and Hydralyte, which is the leading OTC brand in oral rehydration in Australia. Market information was generated by IMS Australian Proprietary Index, an independent market research firm, for the period ending March 31, 2015.

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

Competitive Strengths

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market well-recognized consumer brands, some of which were established over 60 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category. We provide significant marketing support to our core brands that is designed to enhance our sales growth and our long-term profitability.  The markets in which we sell our products, however, are highly competitive and include numerous national and global manufacturers, distributors, marketers and retailers.  Many of these competitors have greater research and development and financial resources than us and may be able to spend more aggressively on sales, advertising and marketing programs and research and development, which may have an adverse effect on our competitive position.

Strong Competitor in Attractive Categories
We compete in product categories that address recurring consumer needs.  We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions, and our low-cost operating model.  However, a significant increase in the number of product introductions or increased advertising, marketing and trade support by our competitors in these markets could have a material adverse effect on our results from operations.

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products.  As an example of this philosophy, in 2015 we launched Dramamine Naturals, Compound W Freeze Off Advanced, Fiber Choice Immunity Support and Fiber Choice Metabolism and Energy. In 2014, we launched Goody's Headache Relief Shot, Efferdent Fresh Guard and Beano Plus Dairy Defense. In 2013, we launched PediaCare Nighttime Multi-Symptom Cold reliever, Little

Remedies Soothing Syrup, Luden's Moisture Drops, Chloraseptic Warming Spray for sore throat, BC Powder in a new cherry flavor and Fiber Choice Fruity Bites fiber gummies. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful.

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

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2015	56.8	11.4	0.9
2014	56.2	8.1	0.5
2013	55.4	8.3	1.7

In 2015, our gross margin percentage was comparable to the prior year with a slight increase of 60 basis points from the prior year. In 2014, our gross margin percentage was comparable over the prior year with a slight increase of 80 basis points over 2013. General and administrative costs, as a percentage of total revenues, increased 330 basis points in 2015 versus 2014, primarily as a result of costs associated with the acquisition of the Hydralyte brand and Insight. General and administrative costs, as a percentage of total revenues, decreased 20 basis points in 2014 versus 2013. In 2015, our capital expenditures remained consistent as a percentage of revenues with an increase of 40 basis points versus 2014.

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

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include targeted coupon programs, media, in-store and digital advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them. Advertising and promotion spend on our top five selling brands was approximately 13.4% of the revenues associated with these brands in 2015. In 2015 and 2014, advertising and promotional spend on the core brands acquired from GSK, which are BC, Goody’s, Beano, Gaviscon and Debrox, was approximately 16.9% and 21.2%, respectively, of the revenues associated with these brands. In 2015, advertising and promotional spend for the newly acquired Hydralyte brand and Insight brands was approximately 20.6% of revenues associated with those brands. Given the competition in our industry, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, we can offer no assurance that we can maintain any increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2015, we launched Dramamine Naturals, Compound W Freeze Off Advanced, Fiber Choice Immunity Support and Fiber Choice Metabolism and Energy. In 2014, we launched Goody's Headache Relief Shot, PediaCare Single Dose Fever Packet, Efferdent Fresh Guard and Beano Plus Dairy Defense. In 2013, we launched PediaCare Nighttime Multi-Symptom Cold reliever, Little Remedies Soothing Syrup, Luden's Moisture Drops, Chloraseptic Warming Spray for sore throat, BC Powder in a new cherry flavor and Fiber Choice Fruity Bites fiber gummies. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels

Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we have altered our focus by expanding our reliance on direct sales while reducing our reliance on brokers.  We believe this philosophy allows us to better:

•Know our customer;

•Service our customer; and

•Support our customer.

While we make great efforts to both maintain our customer base and grow in new markets, there is a risk that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our business, and results from operations.

•	Growing Our International Business

International sales beyond the borders of North America represented 8.9%, 5.4% and 2.7% of revenues in 2015, 2014, and 2013, respectively, and international sales have increased as a result of the acquisition of Care Pharma in 2014 and the acquisition of Hydralyte in 2015.  International sales beyond the borders of North America also grew 93.0% and 93.2% in 2015 and 2014, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues will continue to grow.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we have licensed to an international consumer packaged goods company (the "licensee") the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial business throughout the world (excluding Russia and specified Eastern European countries).  We have also licensed to the licensee the Comet and Chlorinol brands in Russia and specified Eastern European countries. These agreements were amended in December 2014 to allow the licensee to obtain the trademarks in certain specified Eastern European countries for $10.0 million. The amended agreement expires December 31, 2025, and includes an option for the licensee to buy out the remaining commercial/institutional/industrial business at any time after July 1, 2016 for an exercise price of $10.0 million.

A number of our other brands have previously been sold internationally and we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition (see "Our History and Accomplishments" below). In 2015, we acquired Insight, including a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. Additionally, in 2015, we acquired the Hydralyte brand in Australia and New Zealand. Hydralyte is the leading OTC brand in oral rehydration in Australia. In 2014, we acquired Care Pharma, including the Fess line of cold/allergy and saline nasal health products. Other key brands acquired from Care Pharma include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also includes a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our financial condition and operating results could be adversely affected in the event we (i) do not realize all of the anticipated operating synergies and cost savings from acquisitions, (ii) do not successfully integrate acquisitions or (iii) pay too much for these acquisitions. In the past, we utilized various debt offerings to help us acquire certain brands or businesses. For example, in 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better positioned us to pursue the Blacksmith Brands, Inc. ("Blacksmith") and Dramamine acquisitions we consummated that year and potential future acquisition targets. In 2012, we completed an offering of senior notes, entered into new senior secured term loan and revolving credit facilities and ratably secured our existing senior notes with the new term loan facility. We used the net proceeds from the senior notes offering, together with borrowings under the new senior secured term loan facility, to finance the acquisition of the 17 OTC brands acquired from GSK that year, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. In 2013, we sold one of the acquired GSK Brands, Phazyme, and used the proceeds to repay debt. In 2014, we amended our credit facilities and used the net proceeds to repay existing senior secured credit facilities, to pay fees and expenses incurred in connection with Care Pharma transactions and for general corporate purposes. In 2015, we further amended our credit facilities and used the net proceeds to finance the acquisition of Insight and to pay fees and expenses incurred in connection with the Insight and Hydralyte transactions.

Market Position

During 2015, approximately 73.0% of our net revenues were from brands with a number one or number two market position, compared with approximately 71.5% and 68.8% during 2014 and 2013, respectively.  These brands included Chloraseptic, Clear Eyes, Chore Boy, Comet, Compound W, The Doctor’s, New-Skin, Dramamine, Efferdent, BC/Goody's, Beano, Debrox, Gaviscon, Ecotrin, Fess, Hydralyte, Monistat, and Nix.

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

Prestige Brands Holdings, Inc. was incorporated in the State of Delaware in June 2004.

In October 2004, we acquired the Little Remedies brand of pediatric OTC products through our purchase of Vetco, Inc.  Products offered under the Little Remedies brand included Little Noses® nasal products, Little Tummys® digestive health products, Little Colds® cough & cold remedies, and Little Remedies New Parents Survival Kit.

In February 2005, we raised $448.0 million through an initial public offering of 28.0 million shares of common stock.  We used the net proceeds of the offering ($416.8 million), plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand, to (i) repay $100.0 million of our existing senior indebtedness, (ii) redeem $84.0 million in aggregate principal amount of our existing 9.25% senior subordinated notes, (iii) repurchase an aggregate of 4.7 million shares of our common stock held by the investment funds affiliated with GTCR and TCW/Crescent Mezzanine, LLC for $30.2 million, and (iv) redeem all outstanding senior preferred units and class B preferred units of one of our subsidiaries for $199.8 million.

In October 2005, we acquired the Chore Boy brand of metal cleaning pads, scrubbing sponges, and non-metal soap pads, which had over 84 years of history in the scouring pad and cleaning accessories categories.

In November 2005, we acquired Dental Concepts LLC, a marketer of therapeutic oral care products sold under The Doctor’s brand.  The brand is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning.  Products marketed under The Doctor’s brand include The Doctor’s NightGuard Dental Protector, the first Food and Drug Administration (“FDA”) cleared OTC treatment for bruxism, and The Doctor’s BrushPicks, disposable interdental toothpicks.

In September 2006, we acquired Wartner USA B.V., the owner of the Wartner brand of OTC wart treatment products in the United States and Canada.  The Wartner brand, which is the number three brand in the U.S. OTC wart treatment category, has enhanced our market position in the category, complementing Compound W.

On October 28, 2009, we sold our three shampoo brands - Prell Shampoo, Denorex Dandruff Shampoo and Zincon Dandruff Shampoo.  The terms of the sale included an upfront receipt of $8.0 million in cash, with a subsequent receipt of $1.0 million in cash on October 28, 2010.   We used the proceeds from the sale to reduce outstanding bank indebtedness.

In March 2010, we refinanced our outstanding long-term indebtedness through entry into a $150.0 million senior term loan facility due April 1, 2016 (the “2010 Senior Term Loan”), and the issuance of $150.0 million in senior notes with an 8.25% interest rate due 2018 (the "2010 Senior Notes").  Proceeds from the new indebtedness were used to retire our senior term loan facility originally due April 1, 2011 and 9.25% senior subordinated notes originally due April 15, 2012.  Additionally, our new credit agreement included a $30.0 million revolving credit facility due April 1, 2015. The refinancing and new credit facility improved our liquidity, extended maturities, and improved covenant ratios, all of which better positioned us to pursue strategic acquisitions.

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

On January 31, 2012, we completed the acquisition of the 15 GSK brands (the "GSK Brands I"), including the related contracts, trademarks and inventory, for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. On March 30, 2012, we completed the acquisition from GSK of Debrox and Gly-Oxide (the "GSK Brands II") in the United States, including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory and apportionment adjustment.

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

On February 21, 2013, we entered into Amendment No. 1 ("Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of our existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans was based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans will mature on the same date as the Term B Loans' original maturity date. In addition, Term Loan Amendment No. 1 provides us with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver.

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
On September 3, 2014, the Company completed its previously announced acquisition of Insight, a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the FTC approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North American OTC Healthcare segment.

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
On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00%or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

Products

We conduct our operations through three reportable segments:

•	North American Over-the-Counter ("OTC") Healthcare;

•	International Over-the-Counter ("OTC") Healthcare; and

•	Household Cleaning.

North American and International OTC Healthcare Segments

Our portfolio of OTC Healthcare products includes 15 core brands. Our core OTC brands are: Chloraseptic sore throat remedies, Clear Eyes eye drops, Compound W wart removers, Little Remedies pediatric products, The Doctor’s brand of oral care products, Efferdent and Effergrip denture products, Luden's cough drops, Dramamine motion sickness products, BC and Goody's analgesic powders, Beano gas prevention, Gaviscon antacids, Debrox ear drops, and two new core OTC brands from our recent Insight acquisition, including Monistat vaginal treatments and feminine care products, and Nix lice treatments. Our other significant brands include Dermoplast first-aid products, New-Skin liquid bandage, Fiber Choice fiber laxative supplements, Ecotrin aspirin, and the recently acquired e.p.t family planning products and Uristat urinary tract infection treatments.  Our significant international brands include Fess nasal saline spray and Hydralyte for dehydration and electrolyte replacement. In 2015, the North American OTC Healthcare segments accounted for 78.9% of our net revenues, compared to 80.3% and 83.8% in 2014 and 2013, respectively. In 2015, the International OTC Healthcare segment accounted for 8.6% of our net revenues, compared to 5.0% and 2.3% in 2014 and 2013, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the U.S. sore throat liquids/sprays market and the number one U.S. pharmacist recommended spray according to Pharmacy Times. The Chloraseptic brand has an ACV of 94.8% and is number one in the U.S. Sore Throat Liquids/Lozenges category with a 47.4% U.S. market share.

Clear Eyes
Clear Eyes, with an ACV of 97.4%, has been marketed as an effective eye care product that helps eliminate redness and helps moisturize the eye.  Clear Eyes is among the leading brands in the U.S. OTC personal eye care category.  Clear Eyes is the number one U.S. brand in the Redness Relief category with 20.5% U.S. market share.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced more than 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads and Freeze Off®, a cryogenic-based wart removal system that works in as little as one application.  Compound W is the number one U.S. pharmacist recommended wart remover according to Pharmacy Times. Additionally, Compound W is the number one wart removal brand in the United States with a 34.8% U.S. market share and an ACV of 89%.

Dramamine
Dramamine is the number one brand and the number one pharmacist recommended brand, according to Pharmacy Times, in the $82.3 million U.S. Motion Sickness category with a 41.1% U.S. market share and distribution of over 93.8% ACV. The product line includes the new Dramamine for Kids, and a Less Drowsy formula and Chewable form in addition to the top selling Dramamine original product.

Efferdent and Effergrip
Efferdent Denture Cleanser holds a 27.2% U.S. market share and the number two position in the $152.4 million U.S. Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser market. In 2012, we introduced Efferdent Power Clean Crystals denture cleanser. In its introductory year, Power Clean Crystals garnered a 1.9% share of the U.S. market and successfully brought new consumers into the Efferdent franchise. In 2014, we extended the Efferdent franchise into the oral appliance cleanser segment with the introduction of Fresh GuardTM by Efferdent. This product is designed specifically for the cleaning of mouth guards, retainers, removable braces and mouth guard appliances. Efferdent enjoys distribution of over 98.4% ACV. Effergrip denture adhesive competes in the $306.6 million U.S. Adhesives category and has a 0.3% share of the U.S. market.

Little Remedies
Little Remedies is a line of gentle and soothing pediatric OTC products made specifically for little ones and their symptoms like gas, colic or a stuffy nose. The products contain safe ingredients needed to help children feel better, at just the right strength for their growing bodies, and never any alcohol, dyes, or artificial flavors. The portfolio includes: (i) an assortment of nasal saline products; (ii) products for coughs & cold; (iii) products for tummy relief, which include gas relief drops and gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups; and (iv) fever and pain relievers. Little Remedies holds a 3.4% market share of the competitive U.S. Pediatric Healthcare market, and ACV of 91.3%.

Luden's
Luden's throat drops heritage spans more than 130 years. Among the fastest growing brands in the $547.8 million U.S. Cough Drops category, Luden's has a 6.7% share of the market and distribution of more than 94.5% ACV. Luden's Wild Cherry is the number one selling item in the U.S. Cough Drop category, and a Sugar Free line extension was launched in 2011. In 2014, Luden’s continued to expand its product portfolio with the introduction of deliciously soothing Sugar Free Black Cherry, Watermelon and Blue Raspberry throat drops.

The Doctor’s
The Doctor’s is a line of products designed to help consumers maintain good oral hygiene in between dental office visits.  The market is driven primarily by two niche segments: bruxism (nighttime teeth grinding) and interdental cleaning.  The Doctor’s NightGuard dental protector was designed to "Protect your smile while you sleepTM" and was the first FDA cleared OTC treatment for bruxism. The Doctor's NightGuard currently holds a 24% share of the U.S. market and the number two position in the U.S. Teeth Grinding market. The Doctor's NightGuard also has a distribution of 65.4% ACV. The Doctor's Brushpicks is number two in the Disposable Dental Picks market, with a 15.3% share of the market.

BC/Goody's
BC and Goody's compete in the $3.1 billion U.S. Adult Analgesic category. They are the top two U.S. OTC pain reliever brands in a powder form. Developed in the Southeast region over 80 years ago, their unique form delivers fast pain relief. The combined brands have a 2.7% share of the Adult Analgesic category nationally according to IRI, but are the number one Adult Analgesic product in convenience stores according to IRI. BC is available in Original, Cherry and Arthritis formulas. Goody's includes Extra Strength, Back & Body, PM, Cool Orange, and the single dose liquid pain reliever, Headache Relief Shot.

Beano
Beano commands an 82.2% share and the number one position in the U.S. Gas Prevention category and the number two overall position in the larger $219.0 million U.S. Anti-gas category. The product is formulated with a unique digestive enzyme that works naturally with the body to prevent gas symptoms before they start. In 2010, the brand developed a proprietary delivery system and launched Beano Meltaways, a dissolvable tablet that fills the consumer need for a more discreet way to manage the condition. In 2014, the brand developed and launched Beano Plus Dairy Defense, a chewable tablet that adds a second digestive enzyme to help break down lactose.

Debrox
Debrox is the number one brand of U.S. OTC ear wax removal aids, with a 55.4% share of the U.S. Ear Wax Removal market, and an 85.9% ACV. The product line consists of two items: an ear wax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing ear wax build up while in the privacy of their homes. Debrox is the number one recommended brand with doctors and pharmacists in the United States according to Encuity Research LLC and Pharmacy Times.

Gaviscon
Gaviscon is currently the number one brand in the $147.9 million Canadian Upset Stomach Remedy category with a 16.3% market share. The brand grew 3.3% in 2015, outperforming the category, which grew 2.6%. Gaviscon's success is partly attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to keep stomach acid from backing up into the esophagus.

Dermoplast
Dermoplast is currently the number three brand and the number one pharmacist recommended brand, according to Pharmacy Times, in the $33.9 million U.S. Pain Relief Sprays market. Dermoplast brings hospital-strength pain and itch relief to consumers’ homes. It’s available in Original Burn & Itch and Antibacterial First Aid Sprays. Widely used in hospitals, it is sold in institutions, in addition to retail stores. The brand holds a 17.3% U.S. market share and a distribution of 74.7% ACV.

New-Skin
New-Skin is the number one brand in the $18.7 million U.S. Liquid Bandages market with a 68.2% market share. It provides a flexible, antiseptic seal to prevent infections and friction injuries in hard-to-cover areas. New-Skin has a distribution of 91.6% ACV.

Fiber Choice
Fiber Choice currently holds the number five position in the $456.0 million U.S. Fiber Laxative Supplements category with a 4.3% market share. The brand has a distribution of 86.0% ACV. In 2013, the brand developed and launched Fiber Choice Fruity Bites gummy fiber to compete in the rapidly expanding gummies segment of the category.

Ecotrin
Ecotrin is the number one cardiologist recommended aspirin in the United States, according to Encuity Research LLC, and currently holds the number two position in the $481.5 million U.S. Aspirin category with a 3.3% market share. The brand has a distribution of 88.4% ACV.

Fess
In the Australasia market, Fess is currently the number one brand in the Nasal Saline Spray market with a 64.0% market share.

Hydralyte
Hydralyte is the leading OTC brand in oral rehydration in Australia with an 85.5% market share.

Monistat®
Monistat®, the #1 OB/GYN recommended U.S. OTC brand for yeast infection treatment, came to Prestige Brands as part of the Insight acquisition and is currently the largest brand in the Company. The active ingredient, miconazole, is just as effective at curing yeast infections as the leading prescription pill. Monistat® comes in 3 different doses: 1-day, 3-day and 7-day; in 3 different forms: cream, ovule® and suppository; and with or without symptom relief accessories: external cream and wipes. As the #1 brand in the U.S. OTC Yeast Infection category, Monistat® holds a 53.4% share of the market and has a distribution of 90.3% ACV. The Monistat® Complete Care™ line of products was introduced in 2014 and includes 4 products in feminine care including an Instant Itch Relief cream, Vaginal Health Test, Chafing Relief Powder Gel®, and Stay Fresh Feminine Freshness Gel. The Complete Care™ line holds a 13.0% share of the U.S. feminine care market and has a distribution of 77.7% ACV.

e.p.t™
The first U.S. brand to market an over the counter pregnancy test kit, e.p.t™ has been on the market for over 35 years. e.p.t™ provides over 99% accuracy and can be used up to five days before the expected period.  e.p.t™ features advanced technology available in both analog and digital tests.  Both provide easy to read and clear results.  e.p.t™ is the number three brand in the U.S. Pregnancy Test Kits category and holds a 10.0% share of the market and has a distribution of 75.4% ACV.

Nix
Nix is the number two brand in the $150.0 million U.S. pediculicides (Head Lice Treatment) category with a 13.3% market share. Nix kills lice and their eggs while also protecting against lice re-infestation for up to 14 days. It is safe for use on children as young as 2 months old and is the number one pediatrician recommended brand in the United States.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2015, the Household Cleaning segment accounted for 12.6% of our revenues, compared with 14.7% and 13.9% in 2014 and 2013, respectively.

Chore Boy
Chore Boy scrubbing pads and sponges were initially launched in the 1920s.  Over the years, the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks.  Chore Boy has an 8.6% share of the U.S. market and a number two position in the U.S. Soap Free Metal Scrubbers market.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized Household Cleaning brands with an ACV of 90.2%.  Comet is the number one brand with a 37.9% market share in the U.S. Abrasive Tub and Tile Cleaner sub-category of the Household Cleaning category that includes non-scratch, abrasive powders, creams, and liquids.  Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

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

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, food, drug, dollar, convenience and club stores.  The following table sets forth the percentage of gross sales across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2015	2014	2013
Mass	30.1	29.6	32.2
Drug	26.5	23.5	22.7
Food	18.4	19.6	19.4
Dollar	9.3	9.0	9.3
Convenience	5.7	7.3	5.9
Club	2.0	3.0	3.1
Other	8.0	8.0	7.4

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product lines, we believe that each of these channels is important to our business, and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, CVS, Target, and Dollar Tree. During 2015, 2014, and 2013, Walmart accounted for approximately 18.1%, 19.5%, and 15.9%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.

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

At March 31, 2015, we had relationships with 95 third-party manufacturers.  Of those, we had long-term contracts with 44 manufacturers that produced items that accounted for approximately 82.9% of our gross sales for 2015, compared to 24 manufacturers with long-term contracts that accounted for approximately 82.4% of our gross sales in 2014.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations.

At March 31, 2015, suppliers for our key brands included GlaxoSmithKline, Denison Pharmaceuticals, Inc., Aspen Pharmacare, Olds Products Company, Tower Laboratories Ltd., and Contract Pharmaceuticals Corp. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments.

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

We manage product distribution in the continental United States primarily through one facility located in St. Louis, which is owned and operated by a third-party provider.  Our U.S. warehouse provider provides warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) automation and freight payment services.

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

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol®, and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our PediaCare and Little Remedies brands; The Procter & Gamble Company, maker of Vicks®, Reckitt Benckiser, maker of Cepacol®, and Kraft Foods, maker of Halls®, each of which competes with our Chloraseptic and Luden's brands; and The Procter & Gamble Company, maker of Fixodent®, and GlaxoSmithKline, maker of Polident®, each of which competes with our Efferdent brand. Sunstar America, Inc., maker of the GUM® line of oral care products, as well as DenTek® Oral Care, Inc., which markets a dental protector for nighttime teeth grinding and interdental toothpicks, compete with our The Doctor's oral care brand. Top competitors of our acquired GSK Brands categories include: McNeil-PPC (owned by Johnson & Johnson), maker of Tylenol®, Pfizer, maker of Advil®, and Novartis Consumer Healthcare, maker of Excedrin®, each of which competes with our BC, Goody's and Ecotrin brands. The Procter & Gamble Company, maker of Metamucil®, competes with our Fiber Choice brand; Novartis Consumer Healthcare, maker of Gas X®, competes with our Beano brand; and GSK, maker of Tums®, competes with our Gaviscon and Tagamet brands.

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

We compete on the basis of numerous factors, including brand recognition, product quality, performance, value to customers, price, and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions, and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results would be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of new product introductions and the levels of advertising spending by our competitors could have a material adverse effect on our business results from operations.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC, the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third-party manufacturers on quality-related matters, while we monitor their compliance with FDA and foreign regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of the highest quality and in compliance with known regulatory requirements.  If the FDA or a foreign governmental authority chooses to audit a particular manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product, which could have a material adverse effect our business, financial condition and results from operations.  These circumstances occur from time to time. For example, we are currently evaluating our failure to appropriately register a single product, which may result in us temporarily discontinuing sales of the product and other claims. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may also have a material adverse effect on our financial condition and results from operations.

Most of our U.S. OTC drug products are regulated pursuant to the FDA’s monograph system.  The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of U.S. OTC drug products.  When the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded.  A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses.  However, unless there is a serious safety or efficacy issue, the FDA typically will exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published.  Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

Certain of our U.S. OTC drug products are New Drug Applications (“NDA”) or Abbreviated New Drug Applications (“ANDA”) products and are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through a system which usually involves pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, we and our third-party manufacturers of U.S. products must also comply with the FDA’s current Good Manufacturing Practices (“GMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both we and our third-party manufacturers are complying with GMPs.

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

Nix spray and certain Household Cleaning products are considered pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We market and distribute certain household products under our Comet and Spic and Span brands that make antibacterial and/or disinfectant claims governed by FIFRA.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products and the lice killing claims on Nix spray, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our EPA registered products are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

Our international business is also subject to product regulations by local regulatory authorities in the various regions these businesses operate, including regulations regarding manufacturing, labeling, distribution, sale and storage.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Cinch®, Clear Eyes, Comet, Compound W, Dermoplast, Dramamine, Efferdent, Effergrip, Freeze Off, Little Remedies, Luden's, Momentum®, Murine, NasalCrom, New-Skin, PediaCare, Percogesic®, Spic and Span, The Doctor’s Brushpicks, The Doctor’s NightGuard, Wartner, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Fiber Choice, Sominex, Debrox Gly-Oxide, Monistat, e.p.t and Nix.

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

We have licensed to an international consumer packaged goods company the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial business throughout the world (excluding Russia and specified Eastern European countries).  We have also licensed to the licensee the Comet and Chlorinol brands in Russia and specified Eastern European countries. These agreements were amended in December 2014 to allow the licensee to obtain the rights to sell in certain specified Eastern European countries for $10.0 million. The amended agreement expires December 31, 2025, and includes an option for the licensee to buy out the remaining commercial/institutional/industrial business at any time after July 1, 2016 for an exercise price of $10.0 million.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, Wartner and New-Skin.  The level of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products such as Chloraseptic, Little Remedies, Luden's and PediaCare, during the fourth quarter cough & cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 187 full time individuals at March 31, 2015.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders
We define backlog as orders with requested delivery dates prior to March 31, 2015 that were not shipped as of March 31, 2015. We had no significant backlog orders at March 31, 2015 or 2014.

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

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The business of selling brand name consumer products in the OTC Healthcare and Household Cleaning categories is highly competitive.  These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions.  If this were to occur, it could have a material adverse effect on our financial condition and results from operations.

Certain of our product lines that account for a large percentage of our sales have a smaller market share relative to our competitors.  For example, while Clear Eyes has a number two market share position of 20.5% within the U.S. Eye Allergy/Redness Relief category, its top competitor, Visine®, has a market share of 21.6% in the same segment.  In contrast, certain of our brands with number one market positions have a similar market share relative to our competitors.  For example, Compound W has a number one market position of 34.8% of the U.S. Wart Removal segment and its top competitor, Dr. Scholl’s®, has a market position of 34.8% in the same category.   See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, value to customers, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales.  If our advertising, marketing and promotional programs are not effective, our sales may decline. New product innovations by our competitors or the failure to develop new products or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results from operations. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results from operations. Additionally, the return to the market of previously recalled competitive products has impacted and could continue to impact our sales. The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, product offerings in retail stores, inventory levels and in-store positioning of our products, our sales and operating results will be adversely affected. Our markets are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us.  Competitive pricing may require us to reduce prices, which may result in lost sales revenue or a reduction of our profit margins.  Future price adjustments by our competitors or our inability to react with price adjustments of our own could result in a loss of market share, which could have a material adverse effect on our financial condition and results from operations.

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales, and the loss of one or more of these customers could reduce our gross sales and have a material adverse effect on our financial condition and results of operations.

For the three and twelve months ended March 31, 2015, Walmart, which accounted for approximately 19.8% and 18.1%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our gross sales.  We expect that for future periods, our top five and top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on changes in their strategies including a reduction in the number of brands they carry, the amount of shelf space they dedicate to store brand products, inventory management, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results from operations.

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

We depend on third-party manufacturers to produce the products we sell.  If we are unable to maintain these manufacturing relationships or fail to enter into additional relationships, as necessary, we may be unable to meet customer demand and our business, sales and profitability could suffer as a result.

All of our products are produced by a limited number of third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, our sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships.  Because of the unique manufacturing requirements of certain products, the Company may be unable to qualify new suppliers in a timely way or at the quantities, quality and price levels needed. Certain of the Company's manufacturers are having difficulty meeting demand, which is causing shortages of certain of our most popular products. We might not be able to identify or qualify secondary manufacturers for such products in a timely manner, and such manufacturers may not allocate sufficient capacity to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.  In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, which could damage our reputation and result in lost customers and sales, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use have increased the cost of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  Increased costs could also have a material adverse effect on our financial condition and results from operations.

At March 31, 2015, we had relationships with 95 third-party manufacturers.  Of those, we had long-term contracts with 44 manufacturers that produced items that accounted for approximately 82.9% of our gross sales for 2015, compared to 24 manufacturers with long-term contracts that produced approximately 82.4% of gross sales in 2014.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing these products at any time and for any reason or initiate arbitrary and costly price increases, either of which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement which could have a material adverse effect on our business.

Price increases for raw materials, labor, energy, transportation costs and other manufacturer demands could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins), packaging component prices, and labor, energy and fuel costs and other input costs could have a significant impact on our financial condition and results from operations.  If we are unable to increase the price for our products or continue to achieve cost savings in a rising cost environment, such cost increases would reduce our gross margins and could have a material adverse effect on our financial condition and results from operations. If we increase the price for our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

Disruption in our St. Louis distribution center may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

We manage our product distribution in the continental United States through one primary distribution center near St. Louis, Missouri.  A serious disruption, such as a flood or fire, to our primary distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times during the time required to reopen or replace our primary distribution center.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results from operations.

Achievement of our strategic objectives requires the acquisition, or potentially the disposition, of certain brands or product lines, and these acquisitions and dispositions may not be successful.

The majority of our growth has been driven by acquiring other brands and companies.  At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus.  Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing.  However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. These efforts could divert the attention of our management and key personnel from our business operations.  All acquisitions entail various risks such that after completing an acquisition, we may also experience:

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

During 2015, 2014, and 2013, approximately 8.9%, 5.4% and 2.7%, respectively, of our total revenues were attributable to our international business. As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. In addition, on April 30, 2014, we acquired the Hydralyte brand in Australia and New Zealand. We generally rely on brokers and distributors for the sale of our products in the foreign countries.  Risks of doing business internationally include:

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

•	Compliance with laws and regulations concerning ethical business practices;

•	Trade restrictions and exchange controls;

•	Difficulties in staffing and managing international operations:

•	Difficulty in protecting our intellectual property rights in these markets; and

•	Increased costs of compliance with general business and tax regulations in these countries or regions.

If new products and product line extensions do not gain widespread customer acceptance or are otherwise discontinued, the Company's financial performance could be impacted.

The Company's future performance and growth depends on its ability to successfully develop and introduce new products and product line extensions. We cannot be certain that we will achieve our innovation goals. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which the Company may be unable to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance.

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

The formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold. The FDC Act and FDA regulations require that the manufacturing processes of our third-party manufacturers of U.S. products must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs.  A history of general compliance in the past is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

If we or our third-party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results from operations.  In addition, we could be required to:

•	Suspend manufacturing operations;

•	Modify product formulations or processes;

•	Suspend the sale of products with non-complying specifications; or

•	Change product labeling, packaging, marketing, or advertising, recall non-compliant products, or take other corrective action.

The adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or the cessation of product sales and may adversely affect the marketing of our products, which could have a material adverse effect on our financial condition and results from operations.

In addition, we could be required for a variety of reasons to initiate product recalls, which we are currently conducting for a minor product and have done on several other occasions. Any product recalls could have a material adverse effect on our business, financial condition and results from operations.

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

From time to time we are subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or include inadequate warnings concerning side effects and interactions with other substances.  Whether or not successful, product liability claims could result in negative publicity that could adversely affect the reputation of our brands and our business, sales and operating results.  Additionally, we may be required to pay for losses or injuries purportedly caused by our products. Also, if one of our products is found to be defective, we may be required to recall it, which we have done on several occasions.  Recalls may result in substantial costs and negative publicity, as well as negatively impact inventory levels, which may adversely affect our business, sales and operating results.

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

In addition, although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our financial condition.  In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

If we are unable to protect our intellectual property rights, our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks, trade names and patents.  Our trademarks and trade names convey that the products we sell are “brand name” products.  We believe consumers ascribe value to our brands, some of which are over 100 years old.  We own or license the material trademarks, trade names and patents used in connection with the packaging, marketing and sale of our products.  These rights prevent our competitors or new entrants to the market from using our valuable brand names and technologies.  Therefore, trademark, trade name and patent protection is critical to our business.  Although most of our material intellectual property is registered in the United States and in applicable foreign countries, we may not be successful in asserting protection.  If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our financial condition and results from operations.

In addition, other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace.  Brand dilution could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, which could negatively impact our business and sales.  In addition, third parties may assert claims against our intellectual property rights, and we may not be able to successfully resolve those claims, which would cause us to lose the right to use the intellectual property subject to those claims.  Such loss could have a material adverse effect on our financial condition and results from operations.  Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights, which could require us to incur substantial fees and expenses and have a material adverse effect on our financial condition and results from operations.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired.  On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact our financial condition and results of operations. We recorded impairment charges in 2010 and 2009 for certain assets.  If any of our brands sustain significant or prolonged declines in performance, we may be required to perform an interim impairment analysis. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment during the year ended March 31, 2015, compared to the same periods during the prior year. Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands, could indicate that fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. In particular, we continue to experience increasing competitive pressures for certain brands within our pediatric cough & cold and gastrointestinal product groups. Specifically, in the cough & cold product group, although we expected revenues to decline with the return to the market of competing products, such declines have been steeper than expected. Revenues from our Pediacare brand have declined significantly as compared to the corresponding periods in the prior year, due primarily to competition in the category, including new product introductions and lost distribution. As a result, we performed an interim impairment analysis during our third quarter ended December 31, 2014 and concluded that no impairment existed. Additionally, in conjunction with a strategic review of our brands during the fourth quarter ended March 31, 2015 and our annual impairment review, we have reassessed the useful life of the Pediacare brand as of February 28, 2015 and determined it to be 20 years.

The aggregate fair value of the indefinite-lived intangible assets exceeded the carrying value by 42.4%. Three of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The associated carrying values of the three tradenames amount to $146.5 million and the aggregate fair value exceeded the carrying value by 8.4%. None of the fair values of these individual trade names was less than 5% higher than their respective carrying values. Additionally, certain of our North American OTC healthcare brands have experienced recent declines in revenues and profitability. While the fair value of these reporting units exceeds the carrying value by more than 10%, should such declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

The aggregate fair value of our reporting units exceeded the carrying value by 45.2%, with no reporting unit's fair value exceeding the carrying value by less than 10%. Significant judgment, and the use of estimates and assumptions, is required to estimate the fair value of reporting units, including estimating future cash flows, future market conditions, and determining the appropriate discount rates, growth rates, and operating margins, among others. Our discounted cash flow analyses take into account our assumptions on various items such as revenue and expense growth rates, which are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses take into account our expected amounts of working capital and weighted average cost of capital. To the extent that a reporting unit or intangible asset exceeds its fair value, we will recognize an impairment loss in an amount necessary to reduce the carrying value of the asset to its fair value. We will continue to assess intangible assets of our entire portfolio of brands at the product group level to identify conditions that indicate the carrying value may not be recoverable and perform impairment analysis as deemed prudent. We believe our assumptions are reasonable; however, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. Continued declines in revenues, higher advertising and promotional costs or a strategic change in direction could result in an impairment. Additionally, changes in the estimates and assumptions noted above, could result in a significant impairment charge in the future. It is not possible at this time to determine if any such future impairment charge would result.

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

On April 22, 2015, the Company announced that Matthew M. Mannelly will retire from the Company as President and Chief Executive Officer and a member of the Board of Directors, effective June 1, 2015. Our success depends to a significant degree upon the transition to our new Chief Executive Officer and the continued contributions of our senior management, many of whom would be difficult to replace.  These employees may voluntarily terminate their employment with us at any time.  We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel.  While we believe we have developed depth and experience among our key personnel, our business may be adversely affected if one or more of these key individuals were to leave.  We do not maintain any key-man or similar insurance policies covering any of our senior management or key personnel.

Our indebtedness could adversely affect our financial condition, and the significant amount of cash we need to service our debt will not be available to reinvest in our business.

At March 31, 2015, our total indebtedness, including current maturities, is approximately $1,593.6 million.

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

At March 31, 2015, we had $44.9 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2015 would have been approximately $1,593.6 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2015, the book value of our current assets was $201.7 million.  Although the book value of our total assets was $2,669.4 million, approximately $2,425.4 million was in the form of intangible assets, including goodwill of $290.7 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

We rely significantly on information technology. Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, to conduct its business. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company's business.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. As a result, the Company's information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. The Company has conducted regular security audits by an outside firm to address any potential service interruptions or vulnerabilities. However, if these plans do not provide effective protection, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.

Any business interruptions or data security breaches, including cyber security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company's reputation or adversely impact the Company's results of operations and financial condition.

Our information technology systems may be susceptible to disruptions.

We utilize information technology systems to improve the effectiveness of our operations and support our business, including systems to support financial reporting and an enterprise resource planning system. During post-production and future enterprise resource planning phases, we could be subject to transaction errors, processing inefficiencies and other business disruptions that could lead to the loss of revenue or inaccuracies in our financial information. The occurrence of these or other challenges could disrupt our information technology systems and adversely affect our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Tarrytown, New York, a suburb of New York City.  Primary functions performed at the Tarrytown facility include senior management, marketing, sales, operations, quality control and regulatory affairs, finance and legal.  We believe our Tarrytown facility is adequate for these functions, and the lease expires on September 30, 2020.  We also have an administrative center in Jackson, Wyoming, which we also believe is adequate for our needs there.  Primary functions performed at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service.  The lease on the Jackson facility expires on December 31, 2015; however, we have the option to renew the lease on an annual basis. All of our facilities serve the North American OTC Healthcare, International OTC Healthcare, and Household Cleaning segments.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low sales prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through April 30, 2015 are as follows:

	High	Low
Year Ending March 31, 2016
April 1, 2015 - April 30, 2015	$45.00	$39.10

Year Ended March 31, 2015
Quarter Ended:
June 30, 2014	$35.95	$25.94
September 30, 2014	35.84	30.55
December 31, 2014	38.15	30.02
March 31, 2015	43.36	33.25

Year Ended March 31, 2014
Quarter Ended:
June 30, 2013	$35.21	$25.51
September 30, 2013	35.98	29.02
December 31, 2013	36.69	29.34
March 31, 2014	36.02	24.94

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by us during the years ended March 31, 2015, 2014, or 2013 that were not registered under the Securities Act.

There were no purchases of shares of our common stock made during the quarter ended March 31, 2015, by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of May 1, 2015, there were 39 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

Common Stock
We have not in the past paid, and do not expect for the foreseeable future to pay, cash dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, or to pay down our outstanding indebtedness.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend, among other factors, on our results from operations, financial condition, capital requirements and contractual restrictions limiting our ability to declare and pay cash dividends, including restrictions under our 2012 Term Loan and the indentures governing our senior notes, and any other considerations our Board of Directors deems relevant.

Adjustments to Executive Compensation
In May 2015, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company approved the following additional equity grants under the Company's 2005 Long-Term Equity Incentive Plan (the "Plan") for outstanding performance in connection with the integration of the Hydralyte and Insight acquisitions, respectively: (i) Mr. Parkinson, 7,500 restricted stock units and (ii) Mr. Migaki, 7,500 restricted stock units, all of which will vest in three approximately equal annual installments beginning on the first anniversary of the date of the grant.

The Compensation Committee also approved the following additional equity grants under the Plan in connection with retention of key executives: (i) Mr. Connors, 50,000 restricted stock units, (ii) Mr. Migaki, 40,000 restricted stock units, (iii) Mr. Parkinson, 17,500 restricted stock units, (iv) Mr. Cowley, 10,000 restricted stock units and (v) Ms. Boyko, 5,000 restricted stock units, all of which vest entirely on the third anniversary of the date of grant.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2010, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2010.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The peer group index was established in 2015 by the Company in connection with research regarding improvements to our executive compensation program in light of the significant recent growth of the Company.  Based on the Company’s use of the peer group for executive compensation benchmarking purposes, we believe the peer group should be included in the Performance Graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

Prestige Brands Holdings, Inc.
Russell 2000 Index
S&P Smallcap 600 Index
New Peer Group Index
Old Peer Group Index
$600
$500
$400
$300
$200
$100
$0
2010
2011
2012
2013
2014
2015

ASSUMES $100 INVESTED ON MAR. 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2015

	March 31,
Company/Market/Peer Group	2010	2011	2012	2013	2014	2015
Prestige Brands Holdings, Inc.	$100.00	$127.78	$194.22	$285.44	$302.78	$476.56
Russell 2000 Index	100.00	125.79	125.56	146.03	182.39	197.37
S&P SmallCap 600 Index	100.00	125.27	131.56	152.80	195.29	212.32
New Peer Group Index (1)	100.00	130.68	190.40	200.61	263.89	405.49
Old Peer Group Index (2)	100.00	129.52	149.82	197.24	290.64	340.83

(1)
The New Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The new peer group index was constructed in 2015 in connection with the Company’s analysis of its compensation program in light of the Company's significant recent growth. The new peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Monster Beverage Corp., (vi) Impax Laboratories, Inc., (vii) Snyders-Lance Inc., (viii) Revlon, Inc., (ix) Lancaster Colony Corp, and (x) Akorn, Inc.

(2)
The Old Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The old peer group index was constructed in 2013 in connection with the Company’s analysis of its executive compensation program. The old peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Hi Tech Pharmacal Co. Inc., (iv) Helen of Troy, Ltd., (v) Inter Parfums, Inc., (vi) Lifetime Brands, Inc., (vii) Maidenform Brands, Inc., (viii) Blyth Inc., (ix) Elizabeth Arden Inc., (x) WD-40 Company, (xi) Zep, Inc., (xii) Libbey Inc., (xiii) Seneca Foods Corp., (xiv) Par Pharmaceutical Companies Inc., (xv) Snyders-Lance Inc., and (xvi) Lancaster Colony Corp.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc.

(In thousands, except per share data)	Year Ended March 31,
	2015	2014	2013	2012	2011
Income Statement Data
Total revenues	$714,623	$597,381	$620,118	$437,819	$332,905
Cost of sales (1)	308,400	261,830	276,381	213,701	165,632
Gross profit	406,223	335,551	343,737	224,118	167,273

Advertising and promotion	99,651	84,968	87,151	53,861	39,292
General and administrative (2)	81,273	48,481	51,467	56,700	41,960
Depreciation and amortization	17,740	13,486	13,235	10,734	9,876
Interest expense, net	81,234	68,582	84,407	41,320	27,317
Gain on sale of asset	(1,133)	—	—	—	—
Gain on settlement	—	—	—	(5,063)	—
Loss on extinguishment of debt	—	18,286	1,443	5,409	300
Income from continuing operations before income taxes	127,458	101,748	106,034	61,157	48,528
Provision for income taxes	49,198	29,133	40,529	23,945	19,349
Income from continuing operations	78,260	72,615	65,505	37,212	29,179

Discontinued Operations
Income (loss) from discontinued operations, net of income tax	—	—	—	—	591
(Loss) gain on sale of discontinued operations, net of income tax	—	—	—	—	(550)
Net income available to common stockholders	$78,260	$72,615	$65,505	$37,212	$29,220

Basic earnings per share:
Income from continuing operations	$1.50	$1.41	$1.29	$0.74	$0.58
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—	—
Net income	$1.50	$1.41	$1.29	$0.74	$0.58
Diluted earnings per share:
Income from continuing operations	$1.49	$1.39	$1.27	$0.73	$0.58
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations	—	—	—	—	—
Net income	$1.49	$1.39	$1.27	$0.73	$0.58

Weighted average shares outstanding:
Basic	52,170	51,641	50,633	50,270	50,081
Diluted	52,670	52,349	51,440	50,748	50,338

Other comprehensive income (loss)	(24,151)	843	(91)	(13)	—
Comprehensive income	$54,109	$73,458	$65,414	$37,199	$29,220

	Year Ended March 31,
Other Financial Data	2015	2014	2013	2012	2011
Capital expenditures	$6,101	$2,764	$10,268	$606	$655
Cash provided by (used in):
Operating activities	156,255	111,582	137,605	67,452	86,670
Investing activities	(805,258)	(57,976)	11,221	(662,206)	(275,680)
Financing activities	643,265	(41,153)	(152,117)	600,434	161,247

	March 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Cash and cash equivalents	$21,318	$28,331	$15,670	$19,015	$13,334
Total assets	2,669,405	1,795,663	1,739,799	1,758,276	1,056,918
Total long-term debt, including current maturities	1,593,600	937,500	978,000	1,135,000	492,000
Stockholders’ equity	627,624	563,360	477,943	402,728	361,832

(1)
For 2015, 2014, 2013, 2012, and 2011, cost of sales included $2.2 million, $0.6 million, $6.1 million, $1.8 million and $7.3 million, respectively, of charges related to inventory step-up and other costs associated with acquisitions.

(2)
For 2015, 2014, 2012, and 2011, general and administrative expense included $13.9 million, $1.1 million, $13.8 million, and $7.7 million, respectively, of costs related to acquisitions. For 2012, an additional $1.7 million of unsolicited offer defense costs was included in general and administrative expense.

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

General
We are engaged in the marketing, sales and distribution of well-recognized, brand name OTC healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, and club, convenience, and dollar stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

Acquisitions

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight, a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the FTC's approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough/cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North American OTC Healthcare segment.

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

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to finite-lived intangible assets. We are amortizing the purchased finite-lived intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for finite-lived intangible assets at March 31, 2015 was 15.6 years.

We also recorded goodwill of $103.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is not deductible for income tax purposes.

The operating results of Insight have been included in our Consolidated Financial Statements beginning September 3, 2014. Revenues of the acquired Insight operations for the year ended March 31, 2015 were $97.1 million. On September 3, 2014, we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

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

	Year Ended March 31,
(In thousands, except per share data)	2015	2014
	(Unaudited)
Revenues	$783,217	$767,897
Net income	$86,844	$82,762

Earnings per share:
Basic	$1.66	$1.60

Diluted	$1.65	$1.58

Acquisition of the Hydralyte brand
On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on hand and our existing senior secured credit facility.

Hydralyte is the leading OTC brand in oral rehydration in Australia and is marketed and sold through our Care Pharma subsidiary. Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and other ailments. Hydralyte is included in our International OTC Healthcare segment.

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

Based on this analysis, we allocated $73.6 million to indefinite-lived intangible assets and no allocation was made to finite-lived intangible assets.

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

Based on this analysis, we allocated $29.8 million to indefinite-lived intangible assets and $1.7 million to finite-lived intangible assets. We are amortizing the purchased finite-lived intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for finite-lived intangible assets at March 31, 2015 was 11.8 years.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered. At the completion of the promotional program, these estimated amounts are adjusted to actual amounts. Our related promotional expense for 2015, 2014, and 2013 was $53.2 million, $33.4 million, and $35.6 million, respectively. In 2015, 2014, and 2013, we participated in over 14,000, 10,000, and 9,000 promotional campaigns, respectively. Of those campaigns, approximately 1,900, 1,700, and 1,400 payments were in excess of $5,000 in 2015, 2014, and 2013, respectively. For all three years, the average cost per campaign was less than $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for each of 2015, 2014, and 2013, our operating income would have been reduced by approximately $5.3 million, $3.3 million, and $3.6 million, respectively. Net income would have been adversely affected by approximately $3.4 million, $2.1 million, and $2.2 million, respectively.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2015, we had 341 coupon events.  The amount recorded against revenues and accrued for these events during the year was $5.2 million. Cash settlement of coupon redemptions during the year was $3.6 million.

Allowances for Product Returns
Due to the nature of the consumer products industry, we are required to estimate future product returns.  Accordingly, we record an estimate of product returns concurrent with recording sales.  Such estimates are made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months’ return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2015, 2014 and 2013, returns represented 4.2%, 2.2% and 2.9%, respectively, of gross sales.  At March 31, 2015 and 2014, the allowance for sales returns was $8.6 million and $7.0 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.2% to 2.2% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2015 by approximately $0.8 million.  Net income would have been reduced by approximately $0.5 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2015, 2014, and 2013 were $2.9 million, $2.5 million and $3.2 million, respectively, or 0.4%, 0.1% and 0.5%, respectively, of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.3% and 1.6% of accounts receivable at March 31, 2015 and 2014, respectively.  Bad debt expense in each of the years 2015, 2014, and 2013 was approximately $0.1 million, $0.1 million, $0.3 million, respectively, representing less than 0.1% of net sales for each of 2015, 2014, and 2013.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales in 2015 would have resulted in a decrease of less than $0.1 million in reported operating income and reported net income.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,425.4 million and $1,585.7 million at March 31, 2015 and 2014, respectively.  At March 31, 2015 and 2014, goodwill and intangible assets were apportioned among similar product groups within our three operating segments as follows:

	March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$263,411	$20,440	$6,800	$290,651

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	2,077	—	343,199
Cough & Cold	138,946	19,305	—	158,251
Women's Health	532,300	1,692	—	533,992
Gastrointestinal	213,639	61,068	—	274,707
Eye & Ear Care	172,319	—	—	172,319
Dermatologicals	217,227	1,999	—	219,226
Oral Care	61,438	—	—	61,438
Other OTC	—	—	—	—
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,676,991	86,141	110,272	1,873,404

Finite-lived:
Analgesics	10,001	—	—	10,001
Cough & Cold	78,846	689	—	79,535
Women's Health	38,139	317	—	38,456
Gastrointestinal	21,039	225	—	21,264
Eye & Ear Care	30,219	—	—	30,219
Dermatologicals	25,915	—	—	25,915
Oral Care	15,845	—	—	15,845
Other OTC	15,638	—	—	15,638
Household Cleaning	—	—	24,423	24,423
Total finite-lived intangible assets, net	235,642	1,231	24,423	261,296
Total intangible assets, net	1,912,633	87,372	134,695	2,134,700
Total goodwill and intangible assets, net	$2,176,044	$107,812	$141,495	$2,425,351

	March 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$160,157	$23,365	$7,389	$190,911

Intangible assets, net
Indefinite-lived:
Analgesics	341,123	2,498	—	343,621
Cough & Cold	185,452	23,223	—	208,675
Women's Health	—	2,035	—	2,035
Gastrointestinal	213,639	—	—	213,639
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	149,927	2,405	—	152,332
Oral Care	61,438	—	—	61,438
Other OTC	—	—	—	—
Household Cleaning	—		119,820	119,820
Total indefinite-lived intangible assets, net	1,123,897	30,161	119,820	1,273,878

Finite-lived:
Analgesics	4,111	—	—	4,111
Cough & Cold	20,704	817	—	21,521
Women's Health	1,874	428	—	2,302
Gastrointestinal	12,126	285	—	12,411
Eye & Ear Care	8,038	—	—	8,038
Dermatologicals	12,623	—	—	12,623
Oral Care	17,198	—	—	17,198
Other OTC	16,568	—	—	16,568
Household Cleaning	—	—	26,167	26,167
Total finite-lived intangible assets, net	93,242	1,530	26,167	120,939
Total intangible assets, net	1,217,139	31,691	145,987	1,394,817
Total goodwill and intangible assets, net	$1,377,296	$55,056	$153,376	$1,585,728

The increase in goodwill of $99.7 million for 2015 was primarily due to the acquisition of Insight and Hydralyte, which increased goodwill by $103.3 million and $1.2 million, respectively, offset partially by the effects of foreign currency of $4.1 million and a decrease of $0.7 million resulting from the sale of rights to use of the Comet brand in certain Eastern European countries. The increase in the indefinite-lived intangible assets of $599.5 million for 2015 was due to the acquisition of Insight and Hydralyte, which increased indefinite-lived intangible assets by $599.6 million and $73.6 million, respectively, offset by a reclassification of the Pediacare brand to finite-lived of $46.5 million, a reduction of $9.5 million due to the sale of certain Eastern European rights of the Comet brand, and the effects of foreign currency of $17.7 million. The increase in the finite-lived intangible assets of $140.4 million for 2015 was primarily due to the acquisition of Insight, which increased finite-lived brands by $107.1 million, the reclassification of the Pediacare brand of $46.5 million from indefinite-lived, offset by amortization of $13.0 million and the effects of foreign currency of $0.2 million.

Our Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, Luden's, PediaCare, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Fiber Choice, Dermoplast, New-Skin, Sominex, and Debrox brands comprise the majority of the value of the intangible assets within the OTC Healthcare segments.  The Chore Boy, Comet and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

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
Consideration is given to the product innovation that has occurred during the brand’s history and the potential for continued product innovation that will determine the brand’s future.  Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

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

We report goodwill and indefinite-lived intangible assets in three operating segments: North American OTC Healthcare, International OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future. In the past, we have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare and Household Cleaning segments.  Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

Goodwill
As of February 28 and March 31, 2015, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions.  In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill.

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

Finite-Lived Intangible Assets
When events or changes in circumstances indicate the carrying value of the assets may not be recoverable, management performs a review similar to indefinite-lived intangible assets to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.

If the analysis warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions. In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value as calculated using the discounted cash flow analysis.

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. In prior years, we performed the analysis as of March 31. However, beginning with fiscal year 2015, we changed the date of our analysis to February 28 to better align with our annual operating plan preparation and to help facilitate our financial reporting process. We do not believe that a one-month change in the date of our analysis will significantly impact the results of our analysis or our financial statements.

We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.   The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future. In addition, we considered our market capitalization at February 28, 2015, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we did not record an impairment charge in 2015.

Based on our analysis, the aggregate fair value of our reporting units exceeded the carrying value by 45.2%, with no reporting unit's fair value exceeding the carrying value by less than 10%. The aggregate fair value of the indefinite-lived intangible assets exceeded the carrying value by 42.4%. Three of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The fair value of Debrox, New Skin and Ecotrin, exceed their carrying values of $76.3 million, $37.2 million and $32.9 million, by 8.3%, 9.2% and 7.9%, respectively.

The significant assumptions underpinning the fair value of Debrox include a discount rate of 10%, coupled with modest revenue growth, and advertising and promotion investments that are in line with historical performance. A decrease in the annual cash flow of approximately 7.7% compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 62 basis points could result in the carrying value of our trade name exceeding its fair value, resulting in an impairment charge.

The significant assumptions supporting the fair value of New Skin and Ecotrin, include a discount rate of 10% and cash flow projections that assume stabilizing revenue declines followed by modest revenue growth. Gross margin and advertising and promotion investments behind the brands are expected to be consistent with historic trends. Continued revenue declines in each of the brands, or changes in assumptions utilized in our quantitative indefinite lived asset impairment analysis may result in the fair value no longer exceed their carrying values. For example, a decrease in the annual cash flow of approximately 8.4% and 7.3% for New Skin and Ecotrin, respectively, compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 77 and 72 basis points, respectively, could result in the carrying value of our trade name exceeding its fair value, resulting in an impairment charge. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

Additionally, certain of our North American OTC Healthcare and Household Cleaning brands, have experienced recent declines in revenues and profitability. While the fair value of these reporting units exceeds the carrying value by more than 10%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

Revenues from our Pediacare brand have declined significantly as compared to the corresponding periods in the prior year, due primarily to competition in the category, including new product introductions and lost distribution. Although we had expected revenues to decline with the return to the market of competing products, such declines have been steeper than expected. As a result, we performed an interim impairment analysis during our third quarter ended December 31, 2014 and concluded that no impairment existed. Additionally, in conjunction with a strategic review of our brands during the fourth quarter ended March 31, 2015 and our annual impairment review, we have reassessed the useful life of the Pediacare brand as of February 28, 2015 and determined it to be 20 years.

Stock-Based Compensation
The Compensation and Equity topic of the FASB ASC 718 requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is to be recognized over the period during which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.  Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e., restricted shares, stock options, warrants or performance shares);

•	Strike price of the instrument;

•	Market price of our common stock on the date of grant;

•	Discount rates;

•	Duration of the instrument; and

•	Volatility of our common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $6.9 million, $5.1 million and $3.8 million during 2015, 2014, and 2013, respectively.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $4.2 million during 2016.

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

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. Update 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material impact on our Consolidated Financial Statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. The amendments in this update eliminate the concept of extraordinary items in Subtopic 225-20, which required entities to consider whether an underlying event or transaction is extraordinary. However, the amendments retain the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material impact on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance on our Consolidated Financial Statements.

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

Results of Operations

2015 compared to 2014

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2015 and 2014.

					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$111,954	15.7	$108,101	18.1	$3,853	3.6
Cough & Cold	103,686	14.5	100,060	16.7	3,626	3.6
Women's Health	71,506	10.0	1,960	0.3	69,546	(*)
Gastrointestinal	77,596	10.9	81,469	13.6	(3,873)	(4.8)
Eye & Ear Care	81,849	11.5	75,568	12.6	6,281	8.3
Dermatologicals	64,806	9.1	56,436	9.4	8,370	14.8
Oral Care	45,916	6.4	47,900	8.0	(1,984)	(4.1)
Other OTC	6,193	0.8	8,208	1.6	(2,015)	(24.5)
Total North American OTC Healthcare	563,506	78.9	479,702	80.3	83,804	17.5

International OTC Healthcare
Analgesics	2,597	0.4	1,883	0.3	714	37.9
Cough & Cold	18,080	2.5	13,365	2.2	4,715	35.3
Women's Health	2,261	0.3	1,835	0.3	426	23.2
Gastrointestinal	19,372	2.7	838	0.1	18,534	(*)
Eye & Ear Care	16,076	2.2	9,923	1.7	6,153	62.0
Dermatologicals	2,289	0.3	1,655	0.3	634	38.3
Oral Care	483	0.1	413	0.1	70	16.9
Other OTC	22	0.0	2	0.0	20	(*)
Total International OTC Healthcare	61,180	8.5	29,914	5.0	31,266	104.5
Total OTC Healthcare	624,686	87.4	509,616	85.3	115,070	22.6
Household Cleaning	89,937	12.6	87,765	14.7	2,172	2.5
Total Consolidated	$714,623	100.0	$597,381	100.0	$117,242	19.6
* size of % not meaningful

Revenues for 2015 were $714.6 million, an increase of $117.2 million, or 19.6%, versus 2014. This increase was primarily related to an increase in the North American OTC Healthcare segment due to the acquisition of Insight and an increase in the International OTC Healthcare segment due to the acquisition of the Hydralyte brand. The increase was partially offset by a decline in some of the product groups within the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $83.8 million, or 17.5%, during 2015 versus 2014.
This increase was primarily due to the acquisition of Insight, which contributed $96.9 million to the segment overall, and included increases of $69.9 million, $15.4 million, and $5.0 million to the women’s health care, dermatologicals, and cough & cold product groups, respectively. These increases were partially offset by declines of $7.1 million and $5.1 million in the dermatologicals and gastrointestinal product groups (exclusive of Insight), respectively, due to lower revenues for certain of our products in the dermatologicals and gastrointestinal product groups.

Additionally, in our women's health product group, a third-party manufacturer has failed to keep up with demand, leading to product being temporarily out of stock. We have begun utilizing an alternative manufacturer to supplement production, which we expect will eliminate out of stock issues in the future. We are also in the process of replacing the current supplier of the active ingredient (which will cease production late in the third quarter of calendar 2015) for certain products in the women's health product group. At this point, we have identified a number of alternative suppliers and expect to have a new supplier in place when necessary. If these supply issues are not resolved timely, however, we will not have enough product to meet demand, which could result in a significant reduction of net sales and have an adverse impact on our business and results of operations.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $31.3 million, or 104.5%, during 2015 versus 2014. The increase was primarily due to the acquisition of the Hydralyte brand, which attributed $17.9 million to the gastrointestinal product group. The increase was also attributable to increases of $6.1 million and $4.7 million in the eye & ear care and cough & cold product groups (exclusive of Hydralyte), respectively.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $2.2 million, or 2.5%, during 2015 versus 2014. The increase was primarily due to increased sales in certain distribution channels.

Cost of Sales
The following table represents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2015 and 2014.

(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$216,781	38.5	$184,796	38.5	$31,985	17.3
International OTC Healthcare	22,820	37.3	12,646	42.3	10,174	80.5
Household Cleaning	68,799	76.5	64,388	73.4	4,411	6.9
	$308,400	43.2	$261,830	43.8	$46,570	17.8

Cost of sales increased $46.6 million, or 17.8%, during 2015 versus 2014. This increase was largely due to increased sales volume associated with the acquisitions of Insight, Hydralyte and Care Pharma within the North American and International OTC Healthcare segments. As a percentage of total revenues, cost of sales decreased to 43.2% in 2015 from 43.8% in 2014 primarily due to the favorable impact from lower cost of sales as a percentage of revenue in the International OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $32.0 million, or 17.3%, during 2015 versus 2014.  This increase was due to higher overall sales volume from the acquisition of Insight, partially offset by lower manufacturing product costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment remained consistent in 2015 versus 2014. We anticipate increasing costs for certain of our products during the next fiscal year based on a manufacturer's notification to us. If we are unable to offset such cost increases by corresponding price increases, the increased costs could negatively impact our gross margins and results of operations.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $10.2 million, or 80.5%, during the 2015 versus 2014. This increase was due to higher sales volumes in the products acquired from the acquisition of Hydralyte and Care Pharma. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 37.3% in 2015 from 42.3% in 2014. This decrease in cost of sales as a percentage of revenues was primarily due to lower costs associated with the Hydralyte and Care Pharma acquisitions.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $4.4 million, or 6.9%, during 2015 versus 2014.  As a percentage of Household Cleaning revenues, cost of sales increased to 76.5% during 2015 from 73.4% during 2014. This increase in cost of sales as a percentage of revenues was primarily related to an unfavorable product mix resulting from higher sales volumes at lower prices in certain distribution channels.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2015 and 2014.

(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$346,725	61.5	$294,906	61.5	$51,819	17.6
International OTC Healthcare	38,360	62.7	17,268	57.7	21,092	122.1
Household Cleaning	21,138	23.5	23,377	26.6	(2,239)	(9.6)
	$406,223	56.8	$335,551	56.2	$70,672	21.1
Gross profit for 2015 increased $70.7 million, or 21.1%, versus 2014.  As a percentage of total revenues, gross profit increased to 56.8% in 2015 from 56.2% in 2014. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins recognized in the International OTC Healthcare segment due to the acquisition of Hydralyte.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $51.8 million, or 17.6%, during 2015 versus 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight, partially offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit remained consistent in 2015 versus 2014.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $21.1 million, or 122.1%, during the 2015 versus 2014. This increase was due primarily to the acquisition of Hydralyte and Care Pharma. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.7% during 2015 from 57.7% during 2014. The increase was due to the higher gross profit percentage from the acquisition of Hydralyte and Care Pharma.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $2.2 million, or 9.6%, during 2015 versus 2014.  As a percentage of Household Cleaning revenue, gross profit decreased to 23.5% during 2015 from 26.6% during 2014. The decrease in gross profit as a percentage of revenues was primarily related to higher sales through certain distribution channels that have lower gross margins.

Contribution Margin
The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2015 and 2014.

(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$259,828	46.1	$217,823	45.4	$42,005	19.3
International OTC Healthcare	27,438	44.8	12,004	40.1	15,434	128.6
Household Cleaning	19,306	21.5	20,756	23.6	(1,450)	(7.0)
	$306,572	42.9	$250,583	41.9	$55,989	22.3

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $56.0 million, or 22.3%, during 2015 versus 2014.  The contribution margin increase was primarily the result of the increased gross profit in the North American and International OTC Healthcare segments discussed above.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $42.0 million, or 19.3%, during 2015 versus 2014. The contribution margin increase was primarily the result of increased gross profit discussed above, partially offset by higher advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 46.1% during 2015 versus 45.4% during 2014. Advertising and promotional spending increased during 2015 versus 2014 due primarily to the Insight acquisition, partially offset by reduced spending on Pediacare, Beano, and Gaviscon.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $15.4 million, or 128.6%, during 2015 versus 2014. The contribution margin increase was primarily the result of increased gross profit discussed above, partially offset by higher advertising and promotional expenses. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 44.8% during 2015 from 40.1% during 2014. This increase was primarily related to the increased gross profit from the Hydralyte and Care Pharma acquisitions discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.5 million, or 7.0%, during 2015 versus 2014.   As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment decreased to 21.5% during 2015 from 23.6% during 2014. The contribution margin decrease was the result of gross profit changes discussed above, partially offset by lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $81.3 million for 2015 versus $48.5 million for 2014. The increase in general and administrative expenses was primarily related to an increase in compensation costs of $13.8 million due to increased headcount associated with the Insight and Hydralyte acquisitions, an increase of $12.8 million in acquisition costs related to the purchases of Insight and Hydralyte, and an increase in legal and other professional costs of $1.7 million.

Depreciation and Amortization
Depreciation and amortization expense was $17.7 million for 2015 versus $13.5 million for 2014. The increase in depreciation and amortization expense was due to slightly higher intangible asset amortization in the current period, primarily related to intangible assets associated with the Insight acquisition.

Interest Expense
Net interest expense was $81.2 million during 2015 versus $68.6 million during 2014.  The increase in interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from $976.7 million during 2014 to $1.4 billion during 2015. The increase in average indebtedness outstanding was the result of additional borrowings under our 2012 Term B-2 Loans and 2012 ABL Revolver to fund our acquisitions of the Hydralyte brand and Insight. The average cost of borrowing decreased to 5.9% for 2015, from 7.0% for 2014, which is attributed to the refinancing of debt in September 2014.

Income Taxes
The provision for income taxes during 2015 was $49.2 million versus $29.1 million in 2014.  The effective tax rate on income before income taxes was 38.6% during 2015 versus 28.6% during 2014. The increase in the effective tax rate for 2015 was primarily due to the impact of certain non-deductible items related to acquisitions of $2.9 million, and a higher gain for tax purposes associated with the sale of the right of use of the Comet brand in certain Eastern European countries in the third quarter of fiscal 2015 and a one-time benefit of $9.1 million due primarily to lower state income taxes enacted in the prior year period. This benefit was primarily related to a law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only.

Results of Operations

2014 compared to 2013

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2014 and 2013.

					Increase (Decrease)
(In thousands)	2014	%	2013	%	Amount	%
North American OTC Healthcare
Analgesics	$108,101	18.1	$107,272	17.3	$829	0.8
Cough & Cold	100,060	16.7	121,514	19.6	(21,454)	(17.7)
Women's Health	1,960	0.3	2,544	0.4	(584)	(23.0)
Gastrointestinal	81,469	13.6	97,536	15.7	(16,067)	(16.5)
Eye & Ear Care	75,568	12.6	76,960	12.4	(1,392)	(1.8)
Dermatologicals	56,436	9.4	56,114	9.0	322	0.6
Oral Care	47,900	8.0	49,002	7.9	(1,102)	(2.2)
Other OTC	8,208	1.4	8,743	1.4	(535)	(6.1)
Total North American OTC Healthcare	479,702	80.1	519,685	83.7	(39,983)	(7.7)

International OTC Healthcare
Analgesics	1,883	0.3	245	0.0	1,638	668.6
Cough & Cold	13,365	2.2	4,277	0.7	9,088	212.5
Women's Health	1,835	0.3	—	—	1,835	(*)
Gastrointestinal	838	0.1	82	0.0	756	(*)
Eye & Ear Care	9,923	1.7	9,116	1.5	807	8.9
Dermatologicals	1,655	0.4	399	0.1	1,256	314.8
Oral Care	413	0.2	419	0.1	(6)	(1.4)
Other OTC	2	0.0	—	—	2	(*)
Total International OTC Healthcare	29,914	5.2	14,538	2.4	15,376	105.8
Total OTC Healthcare	509,616	85.3	534,223	86.1	(24,607)	(4.6)
Household Cleaning	87,765	14.7	85,895	13.9	1,870	2.2
Total Consolidated	$597,381	100.0	$620,118	100.0	$(22,737)	(3.7)
(*) size of % not meaningful

Revenues for 2014 were $597.4 million, a decrease of $22.7 million, or 3.7%, versus 2013.  The decrease in revenue reflects the effects of increased competition from the introduction of new brands or brands that had previously been recalled, a weak cough & cold season, and the impact of the divestiture of Phazyme, which was offset partly by the acquisition of the Care Pharma products and the launch of new analgesics products. Revenues for the Household Cleaning segment increased 2.2% during 2014 versus 2013.  Revenues from customers outside of North America, which represented 5.2% of total revenues in 2014, increased by $15.4 million, or 105.8%, during 2014 versus 2013.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $40.0 million, or 7.7%, during 2014 versus 2013. This decrease was primarily caused by declines in the gastrointestinal and cough & cold groups, offset partly by increased revenues in the analgesics product group. Revenues for the gastrointestinal group declined primarily due to decreased revenues for both the Beano and Gaviscon brands as well as the effects of the divestiture of Phazyme. Beano revenues declined due to consumer shifts to probiotics and the expansion of private label products in the mass channel. Gaviscon was impacted by supply chain issues incurred during 2014, which caused a shift in the timing of sales due to limited supply availability. The decrease in the cough & cold product group was due primarily to the decrease in revenues for the PediaCare, Little Remedies, and Chloraseptic brands, resulting from increased competition from products that had previously been recalled and a weak cough & cold season. The increased revenue in the analgesic product group reflected new product launches for the BC and Goody's brands. These increases were partially offset by a decline in the Ecotrin brand, resulting from increased competition.

International OTC Healthcare segment
Revenues for the International OTC Healthcare segment increased $15.4 million, or 105.8%, during 2014 versus 2013. The increased revenues in the International OTC Healthcare segment was the result of the inclusion of acquired Care Pharma brands, including the Fess line of cold/allergy and saline nasal health products.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased $1.9 million, or 2.2%, during 2014 versus 2013, primarily due to increases in the Comet brand attributable to increased sales volumes.

Cost of Sales
The following table represents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2014 and 2013.

(In thousands)					Increase (Decrease)
Cost of Sales	2014	%	2013	%	Amount	%
North American OTC Healthcare	$184,796	38.5	$205,389	39.5	$(20,593)	(10.0)
International OTC Healthcare	12,646	42.3	6,265	43.1	6,381	101.9
Household Cleaning	64,388	73.4	64,727	75.4	(339)	(0.5)
	$261,830	43.8	$276,381	44.6	$(14,551)	(5.3)

Cost of sales decreased $14.6 million, or 5.3%, during 2014 versus 2013. As a percent of total revenue, cost of sales decreased from 44.6% in 2013 to 43.8% in 2014. The decrease in cost of sales as a percent of revenues was primarily due to reductions in product costs, attributed to sourcing activities and a favorable product mix relative to the acquired Care Pharma brands, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment decreased $20.6 million, or 10.0%, during 2014 versus 2013.  As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment decreased from 39.5% during 2013 to 38.5% during 2014. The decrease in cost of sales as a percent of revenues was primarily due to reductions in product costs, attributed to sourcing activities.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $6.4 million, or 101.9%, during 2014 versus 2013.  As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased from 43.1% during 2013 to 42.3% during 2014. The decrease in cost of sales as a percent of revenues was primarily due to reductions in product costs, attributed to sourcing activities and a favorable product mix relative to the acquired Care Pharma brands, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.3 million, or 0.5%, during 2014 versus 2013.  As a percentage of Household Cleaning revenues, cost of sales decreased from 75.4% during 2013 to 73.4% during 2014. The decrease in the cost of sales percentage was the result of lower promotional spending, which resulted in a greater net revenue relative to product cost.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2014 and 2013.

(In thousands)					Increase (Decrease)
Gross Profit	2014	%	2013	%	Amount	%
North American OTC Healthcare	$294,906	61.5	$314,296	60.5	$(19,390)	(6.2)
International OTC Healthcare	17,268	57.7	8,273	56.9	8,995	108.7
Household Cleaning	23,377	26.6	21,168	24.6	2,209	10.4
	$335,551	56.2	$343,737	55.4	$(8,186)	(2.4)

Gross profit during 2014 decreased $8.2 million, or 2.4%, versus 2013. As a percentage of total revenues, gross profit increased from 55.4% in 2013 to 56.2% in 2014. Gross profit as a percentage of revenue increased due to lower promotional spending, resulting in a higher net revenue relative to product cost. The increase was also attributable to reductions in product costs due to sourcing activities and a favorable product mix relative to the acquired Care Pharma brands, offset by the one-time adjustment for acquisition costs for the Care Pharma inventory.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $19.4 million, or 6.2%, during 2014 versus 2013.  As a percentage of revenues, gross profit in the North American OTC Healthcare segment increased from 60.5% during 2013 to 61.5% during 2014. The increase in gross profit percentage is attributable to lower product costs, attributable to sourcing activities.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $9.0 million, or 108.7%, during 2014 versus 2013.  As a percentage of revenues, gross profit in the International OTC Healthcare segment increased from 56.9% during 2013 to 57.7% during 2014. The increase in gross profit percentage reflects the lower product costs and mix impact for Care Pharma detailed in the cost of sales discussion above.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $2.2 million, or 10.4%, during 2014 versus 2013.  As a percentage of Household Cleaning revenues, gross profit increased from 24.6% during 2013 to 26.6% during 2014. The increase in gross profit percentage was the result of lower promotional spending, which resulted in higher net revenue relative to product cost.

Contribution Margin
The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2014 and 2013.

(In thousands)					Increase (Decrease)
Contribution Margin	2014	%	2013	%	Amount	%
North American OTC Healthcare	$217,823	45.4	$234,245	45.1	$(16,422)	(7.0)
International OTC Healthcare	12,004	40.1	6,630	45.6	5,374	81.1
Household Cleaning	20,756	23.6	15,711	18.3	5,045	32.1
	$250,583	41.9	$256,586	41.4	$(6,003)	(2.3)

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

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $16.4 million, or 7.0%, during 2014 versus 2013.  The contribution margin decrease was the result of lower sales volumes, the divestiture of Phazyme, higher advertising and promotional spending, partially offset by the lower cost of sales discussed above. Advertising and promotional spending for the North American OTC Healthcare segment decreased by $3.0 million, or 3.7%, during 2014 versus 2013, due primarily to reductions in the cough & cold and oral care brands. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 45.4% during 2014 from 45.1% during 2013. This increase is primarily attributable to the lower costs of sales discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $5.4 million, or 81.1%, during 2014 versus 2013.  The contribution margin increase was the result of lower cost of sales discussed above. Advertising and promotional spending for the International OTC Healthcare segment increased by $3.6 million, or 220.4%, during 2014 versus 2013, due primarily to the Care Pharma acquisition. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 40.1% during 2014 from 45.6% during 2013. This decrease was primarily attributable to an increase in advertising and promotional spending in the International OTC Healthcare segment.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $5.0 million, or 32.1%, during 2014 versus 2013. As a percentage of Household Cleaning revenues, contribution margin increased to 23.6% during 2014 from 18.3% during 2013. The contribution margin increase was the result of the increased gross profit as a percentage of revenues and lower advertising and promotional spending.

General and Administrative
General and administrative expenses were $48.5 million for 2014 versus $51.5 million for 2013. The decrease in general and administrative expenses was due primarily to Transitional Services Agreement fees of $4.1 million associated with the GSK Brands acquisition, warehouse relocation fees of $0.7 million, and lease termination costs of $1.1 million incurred in 2013. These costs were offset by increased Enterprise Resource Planning ("ERP") implementation costs of $1.0 million, acquisition-related costs of $1.0 million incurred in 2014 for Care Pharma, and increased share-based compensation costs of $1.4 million for 2014.

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

Income Taxes
The provision for income taxes during 2014 was $29.1 million versus $40.5 million in 2013. The effective tax rate on pretax income was 28.6% during 2014 versus 38.2% during 2013. The 2014 tax rate reflects the impact of non-deductible compensation of $1.0 million and a non-cash benefit of $9.1 million to adjust our current and deferred tax balances for lower state income taxes. This benefit was primarily related to a recent change in state law where we have our major distribution center that taxes earnings attributed to in-state revenues only.  The 2013 tax rate reflects the impact of non-deductible compensation of $1.7 million and a non-cash benefit of $1.7 million for expected lower future state taxes.

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

	Year Ended March 31,
(In thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$156,255	$111,582	$137,605
Investing activities	(805,258)	(57,976)	11,221
Financing activities	643,265	(41,153)	(152,117)

2015 compared to 2014
Operating Activities
Net cash provided by operating activities was $156.3 million for 2015 compared to $111.6 million for 2014.  The $44.7 million increase in net cash provided by operating activities was primarily due to a decrease in working capital of $25.3 million, an increase in non-cash charges of $13.8 million, and an increase in net income of $5.6 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. The working capital decrease in 2015 compared to 2014 is due to decreases in inventories and prepaid expenses and other current assets of $18.2 million and $6.8 million, respectively, and an increase in accrued liabilities of $21.4 million. This decrease was partially offset by a decrease in accounts payable of $13.0 million and an increase in accounts receivable of $8.1 million.

Non-cash charges increased $13.8 million primarily due to a premium payment on the 2010 Senior Notes tendered in fiscal 2014 of $15.5 million, and increases in deferred income taxes, depreciation and amortization, and long term income taxes payable of $9.9 million, $4.2 million and $2.3 million, respectively. The increase in non-cash charges was partially offset by a $18.3 million loss on the extinguishment of debt incurred in fiscal 2014.

Investing Activities
Net cash used in investing activities was $805.3 million for 2015 compared to $58.0 million for 2014.  This was primarily due to the use of cash for the acquisition of Insight in September 2014 of $749.7 million and for the acquisition of the Hydralyte brand in April 2014 of $78.0 million, compared to $55.2 million for the acquisition of Care in July 2014. This was slightly offset by proceeds from the sale of one of the brands we acquired from the Insight acquisition of $18.5 million and $10.0 million received as proceeds from the sale of certain rights to use our Comet brand in certain Eastern European countries to a third-party licensee.

Financing Activities
Net cash provided by financing activities was $643.3 million for 2015 compared to net cash used in financing activities of $41.2 million for 2014.  The increase in cash provided by financing activities was primarily due to the additional borrowings of $590 million under our term loan facility and $66.1 million under our revolving credit facility in 2015, while 2014 resulted in net repayment under the 2012 ABL Revolver of $33 million. We utilized $65.0 million of borrowings under the ABL Revolver for the acquisition of the Hydralyte brand and repaid $58.5 million during 2015. Due to the net borrowing under the 2012 ABL Revolver and 2012 Term Loan, our outstanding indebtedness increased to $1,593.6 million at March 31, 2015 from $937.5 million at March 31, 2014.

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

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased in 2014 compared to 2013 due to decreases in accrued liabilities of $19.1 million. The decrease in accrued liabilities was primarily due to a decrease in accrued interest attributed to the redemption of the 2010 Senior Notes and the issuance of the 2013 Senior Notes, as discussed in Note 10 of the Consolidated Financial Statements. Additionally, the decrease in working capital was due to a decrease in accounts payable of $29.3 million and decreases to prepaid expenses of $5.2 million, partially offset by increases in accounts receivable of $22.6 million and inventories of $6.5 million in 2014.

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

Financing Activities
Net cash used in financing activities was $41.2 million for 2014 compared to net cash used in financing activities of $152.1 million for 2013.  During the year ended March 31, 2014, we repaid $157.5 million of our outstanding long term debt. This decreased our outstanding indebtedness to $937.5 million at March 31, 2014 from $978.0 million at March 31, 2013. During 2014, we issued $400.0 million of 2013 Senior Notes, and redeemed the 2010 Senior Notes for $250.0 million.

Capital Resources

On January 31, 2012, Prestige Brands, Inc. (the "Borrower") (i) issued the 2012 Senior Notes in an aggregate principal amount of $250.0 million, (ii) entered into the 2012 Term Loan with a seven-year maturity and the $50.0 2012 ABL Revolver with a five-year maturity, and (iii) repaid in full and canceled its then-existing credit facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes. The Borrower may redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to Prestige Brands, Inc. or Prestige Brands Holdings, Inc.

On February 21, 2013, the Borrower entered into Term Loan Amendment No. 1. The Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans mature on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.
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
On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii)increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.8%.

On December 17, 2013, the Borrower issued $400.0 million of the 2013 Senior Notes. The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc. As a result of this issuance, in December 2013, we redeemed $201.7 million of the 2010 Senior Notes and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
As of March 31, 2015, we had an aggregate of $1,593.6 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$217.5 million of borrowings under the 2012 Term B-1 Loans;

•	$660.0 million of borrowings under the 2012 Term B-2 Loans; and

•	$66.1 million of borrowings under the 2012 ABL Revolver.

As of March 31, 2015, we had $44.9 million of borrowing capacity under the 2012 ABL Revolver.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either March 31, 2015 or March 31, 2014 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 8.00 to 1.0 for the quarter ended March 31, 2015 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended March 31, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended March 31, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2015, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2016. During the years ended March 31, 2015, 2014 and 2013, we made voluntary principal payments against outstanding indebtedness of $130.0 million, $157.5 million and $190.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 2, we are required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, we will not be required to make another payment until the maturity date of January 31, 2019.

Commitments

As of March 31, 2015, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,593.6	$—	$66.1	$467.5	$1,060.0
Interest on long-term debt(1)	536.7	81.3	241.2	141.8	72.4
Purchase obligations:
Inventory costs(2)	86.1	82.5	3.0	0.6	—
Other costs(3)	17.1	17.1	—	—	—
Operating leases (4)	10.0	1.9	5.6	2.5	—
Total contractual cash obligations (5)	$2,243.5	$182.8	$315.9	$612.4	$1,132.4

(1)
Represents the estimated interest obligations on the outstanding balances at March 31, 2015 of the 2012 Senior Notes, 2013 Senior Notes, 2012 Term B-1 Loan, 2012 Term B-2 Loan, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 5.9%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

(4)	We have excluded minimum sublease rentals of $1.4 million due in the future under noncancelable subleases. Refer to Note 17 for further details.

(5)	We have excluded obligations related to uncertain tax positions because we cannot reasonably estimate when they will occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three most recent fiscal years, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2015, we had variable rate debt of approximately $943.6 million.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ended March 31, 2015 of approximately $7.2 million.

Foreign Currency Exchange Rate Risk

During the year ended March 31, 2015, approximately 13.1% of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2015. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $3.3 million for the year ended March 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 116.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.

Audited Financial Statements

March 31, 2015

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2015, which appears below.

Prestige Brands Holdings, Inc.
May 14, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
May 14, 2015

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended March 31,
(In thousands, except per share data)	2015	2014	2013
Revenues
Net sales	$710,070	$592,454	$616,915
Other revenues	4,553	4,927	3,203
Total revenues	714,623	597,381	620,118

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	308,400	261,830	276,381
Gross profit	406,223	335,551	343,737

Operating Expenses
Advertising and promotion	99,651	84,968	87,151
General and administrative	81,273	48,481	51,467
Depreciation and amortization	17,740	13,486	13,235
Total operating expenses	198,664	146,935	151,853
Operating income	207,559	188,616	191,884

Other (income) expense
Interest income	(92)	(60)	(13)
Interest expense	81,326	68,642	84,420
Gain on sale of asset	(1,133)	—	—
Loss on extinguishment of debt	—	18,286	1,443
Total other expense	80,101	86,868	85,850
Income before income taxes	127,458	101,748	106,034
Provision for income taxes	49,198	29,133	40,529
Net income	$78,260	$72,615	$65,505

Earnings per share:
Basic	$1.50	$1.41	$1.29
Diluted	$1.49	$1.39	$1.27

Weighted average shares outstanding:
Basic	52,170	51,641	50,633
Diluted	52,670	52,349	51,440

Comprehensive income, net of tax:
Currency translation adjustments	(24,151)	843	(91)
Total other comprehensive income (loss)	(24,151)	843	(91)
Comprehensive income	$54,109	$73,458	$65,414

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$21,318	$28,331
Accounts receivable, net	87,858	65,050
Inventories	74,000	65,586
Deferred income tax assets	8,097	6,544
Prepaid expenses and other current assets	10,434	11,674
Total current assets	201,707	177,185

Property and equipment, net	13,744	9,597
Goodwill	290,651	190,911
Intangible assets, net	2,134,700	1,394,817
Other long-term assets	28,603	23,153
Total Assets	$2,669,405	$1,795,663

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46,115	$48,286
Accrued interest payable	11,974	9,626
Other accrued liabilities	40,948	26,446
Total current liabilities	99,037	84,358

Long-term debt
Principal amount	1,593,600	937,500
Less unamortized discount	(4,889)	(3,086)
Long-term debt, net of unamortized discount	1,588,711	934,414

Deferred income tax liabilities	351,569	213,204
Other long-term liabilities	2,464	327
Total Liabilities	2,041,781	1,232,303

Commitments and Contingencies – Note 17

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 52,562 shares and 52,021 shares at March 31, 2015 and 2014, respectively	525	520
Additional paid-in capital	426,584	414,387
Treasury stock, at cost – 266 shares at March 31, 2015 and 206 shares at March 31, 2014	(3,478)	(1,431)
Accumulated other comprehensive income (loss), net of tax	(23,412)	739
Retained earnings	227,405	149,145
Total Stockholders’ Equity	627,624	563,360
Total Liabilities and Stockholders’ Equity	$2,669,405	$1,795,663

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Preferred Share Rights	Retained Earnings (Accumulated Deficit)	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2012	50,466	$505	$391,898	181	$(687)	$(13)	$283	$10,742	$402,728

Stock-based compensation	—	—	3,772	—	—	—	—	—	3,772
Exercise of stock options	786	7	6,022	—	—	—	—	—	6,029
Issuance of shares related to restricted stock	59	1	(1)	—	—	—	—	—	—

Components of comprehensive income:

Net income	—	—	—	—	—	—	—	65,505	65,505
Translation adjustments	—	—	—	—	—	(91)	—	—	(91)
Total comprehensive income	—	—	—	—	—	—	—	—	65,414

Balances at March 31, 2013	51,311	$513	$401,691	181	$(687)	$(104)	$283	$76,247	$477,943

Stock-based compensation	—	—	5,146	—	—	—	—	—	5,146
Exercise of stock options	605	6	5,901	—	—	—	—	—	5,907
Preferred share rights	—	—	—	—	—	—	(283)	283	—
Issuance of shares related to restricted stock	105	1	(1)	—	—	—	—	—	—
Treasury share repurchases	—	—	—	25	(744)	—	—	—	(744)
Excess tax benefits from share-based awards	—	—	1,650	—	—	—	—	—	1,650
									—
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	72,615	72,615
Translation adjustments	—	—	—	—	—	843	—	—	843
Total comprehensive income	—	—	—	—	—	—	—	—	73,458

Balances at March 31, 2014	52,021	$520	$414,387	206	$(1,431)	$739	$—	$149,145	$563,360

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Preferred Share Rights	Retained Earnings	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2014	52,021	$520	$414,387	206	$(1,431)	$739	$—	$149,145	$563,360

Stock-based compensation	—	—	6,918	—	—	—	—	—	6,918
Exercise of stock options	387	4	3,950	—	—	—	—	—	3,954
Issuance of shares related to restricted stock	154	1	(1)	—	—	—	—	—	—
Treasury share repurchases	—	—	—	60	(2,047)	—	—	—	(2,047)
Excess tax benefits from share-based awards	—	—	1,330	—	—	—	—	—	1,330
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	78,260	78,260
Translation adjustments	—	—	—	—	—	(24,151)	—	—	(24,151)
Total comprehensive income	—	—	—	—	—	—	—	—	54,109

Balances at March 31, 2015	52,562	$525	$426,584	266	$(3,478)	$(23,412)	$—	$227,405	$627,624

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2015	2014	2013
Operating Activities
Net income	$78,260	$72,615	$65,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,740	13,486	13,235
Gain on sale of asset	(1,133)	—	—
Deferred income taxes	28,922	19,012	25,505
Long term income taxes payable	2,294	—	—
Amortization of deferred financing costs	6,735	7,102	9,832
Stock-based compensation costs	6,918	5,146	3,772
Loss on extinguishment of debt	—	18,286	1,443
Premium payment on 2010 Senior Notes	—	(15,527)	—
Amortization of debt discount	2,086	3,410	4,632
Lease termination costs	785	—	975
Loss (gain) on sale or disposal of property and equipment	321	(3)	103
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	1,608	9,735	(12,882)
Inventories	15,360	(2,850)	(9,342)
Prepaid expenses and other current assets	4,664	(2,130)	3,096
Accounts payable	(17,637)	(4,641)	24,677
Accrued liabilities	9,332	(12,059)	7,054
Net cash provided by operating activities	156,255	111,582	137,605

Investing Activities
Purchases of property and equipment	(6,101)	(2,764)	(10,268)
Proceeds from sale of property and equipment	—	3	15
Proceeds from sale of business	18,500	—	—
Proceeds from sale of asset	10,000	—	—
Acquisition of Insight Pharmaceuticals, less cash acquired	(749,666)	—	—
Acquisition of the Hydralyte brand	(77,991)	—	—
Proceeds from the sale of Phazyme brand	—	—	21,700
Acquisition of brands from GSK purchase price adjustments	—	—	(226)
Acquisition of Care Pharmaceuticals, less cash acquired	—	(55,215)	—
Net cash (used in) provided by investing activities	(805,258)	(57,976)	11,221

Financing Activities
Proceeds from issuance of 2013 Senior Notes	—	400,000	—
Repayment of 2010 Senior Notes	—	(250,000)	—
Term loan borrowings	720,000	—	—
Term loan repayments	(130,000)	(157,500)	(190,000)
Borrowings under revolving credit agreement	124,600	50,000	48,000
Repayments under revolving credit agreement	(58,500)	(83,000)	(15,000)
Payment of deferred financing costs	(16,072)	(7,466)	(1,146)
Proceeds from exercise of stock options	3,954	5,907	6,029
Proceeds from restricted stock exercises	57	—	—
Excess tax benefits from share-based awards	1,330	1,650	—
Fair value of shares surrendered as payment of tax withholding	(2,104)	(744)	—
Net cash provided by (used in) financing activities	643,265	(41,153)	(152,117)

Effects of exchange rate changes on cash and cash equivalents	(1,275)	208	(54)
Increase (decrease) in cash and cash equivalents	(7,013)	12,661	(3,345)
Cash and cash equivalents - beginning of year	28,331	15,670	19,015
Cash and cash equivalents - end of year	$21,318	$28,331	$15,670

Interest paid	$70,155	$62,357	$69,641
Income taxes paid	$11,939	$11,020	$10,624
 See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, and club, convenience, and dollar stores in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2015”) mean our fiscal year ended on March 31st of that year.

Reclassification
We revised the classification of certain promotional expenses that were incurred in the prior year to correctly present the amounts as a reduction to net sales. The amounts were not material to any of the periods presented.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, stock-based compensation, fair value of debt, sales returns and allowances, trade promotional allowances and inventory obsolescence, and the recognition of income taxes using an estimated annual effective tax rate.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2015 are uninsured.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill.  Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment at the product group level, which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives, typically ranging from 10 to 30 years.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $37.7 million for 2015, $32.0 million for 2014 and $30.6 million for 2013.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.    The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. As a result, we have applied a more-likely-than-not recognition threshold for all tax uncertainties.

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

Recently Issued Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. Update 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material impact on our Consolidated Financial Statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. The amendments in this update eliminate the concept of extraordinary items in Subtopic 225-20, which required entities to consider whether an underlying event or transaction is extraordinary. However, the amendments retain the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material impact on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which clarifies whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. The amendments in this update were effective November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance on our Consolidated Financial Statements.

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

2. Acquisitions

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North American OTC Healthcare segment.

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

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at March 31, 2015 was 15.6 years.

We also recorded goodwill of $103.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The operating results of Insight have been included in our Consolidated Financial Statements beginning September 3, 2014. Revenues of the acquired Insight operations for the year ended March 31, 2015 were $97.1 million. On September 3, 2014, we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

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

	Year Ended March 31,
(In thousands, except per share data)	2015	2014
	(Unaudited)
Revenues	$783,217	$767,897
Net income	$86,844	$82,762

Earnings per share:
Basic	$1.66	$1.60

Diluted	$1.65	$1.58

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

We prepared a analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the July 1, 2013 acquisition date.

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at March 31, 2015 was 11.8 years.

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

4. Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	March 31,
	2015	2014
Components of Accounts Receivable
Trade accounts receivable	$95,411	$73,632
Other receivables	2,353	1,360
	97,764	74,992
Less allowances for discounts, returns and uncollectible accounts	(9,906)	(9,942)
Accounts receivable, net	$87,858	$65,050

5. Inventories

Inventories consist of the following:

(In thousands)	March 31,
	2015	2014
Components of Inventories
Packaging and raw materials	$7,588	$3,099
Finished goods	66,412	62,487
Inventories	$74,000	$65,586

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $4.1 million and $1.1 million at March 31, 2015 and 2014, respectively, related to obsolete and slow-moving inventory.

6. Property and Equipment

Property and equipment consist of the following:

(In thousands)	March 31,
	2015	2014
Components of Property and Equipment
Machinery	$4,743	$1,927
Computer equipment	11,339	8,923
Furniture and fixtures	2,484	1,858
Leasehold improvements	7,134	4,734
	25,700	17,442
Accumulated depreciation	(11,956)	(7,845)
Property and equipment, net	$13,744	$9,597

We recorded depreciation expense of $3.8 million, $3.2 million, and $1.6 million for 2015, 2014, and 2013, respectively.

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2013, 2014, and 2015:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2012
Goodwill	$296,483	$—	$72,549	$369,032
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance – March 31, 2012	166,313	—	7,389	173,702

2013 additions	226	—	—	226
2013 reductions	(6,382)	—	—	(6,382)

Balance – March 31, 2013
Goodwill	290,327	—	72,549	362,876
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance – March 31, 2013	160,157	—	7,389	167,546

2014 additions	—	23,122	—	23,122
Effects of foreign currency exchange rates	—	243	—	243

Balance – March 31, 2014
Goodwill	290,327	23,365	72,549	386,241
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2014	160,157	23,365	7,389	190,911

2015 additions	103,254	1,224	—	104,478
2015 reductions	—	—	(589)	(589)
Effects of foreign currency exchange rates	—	(4,149)	—	(4,149)

Balance – March 31, 2015
Goodwill	393,581	20,440	71,960	485,981
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2015	$263,411	$20,440	$6,800	$290,651

During the three months ended June 30, 2012, we received a revised post-closing inventory and apportionment adjustment from GSK requiring an additional payment of $0.2 million, which resulted in an increase to our recorded goodwill balance.
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

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $103.3 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

As further discussed in Note 8, in December 2014, we completed a transaction to sell rights to use of the Comet brand in certain Eastern European countries to a third-party licensee. As a result, we recorded a gain on the sale of such rights in the amount of $1.1 million and reduced the carrying value of our intangible assets and goodwill.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. During the fourth quarter of each fiscal year, we perform our annual impairment analysis. In prior years, we performed the analysis as of March 31. However, beginning with fiscal year 2015, we changed the date of our analysis to February 28 to better align with our annual operating plan preparation and to help facilitate our financial reporting process. We do not believe that a one-month change in the date of our analysis will significantly impact the results of our analysis or our financial statements.
At February 28, 2015 and March 31, 2014, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2015 or 2014.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed. The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2015 and March 31, 2014 and 2013, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  Although the impairment charges recorded in the prior years were a result of utilizing management’s best estimate of fair value, the estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require additional impairments in the future. We have experienced significant declines in revenues and profitability of certain brands in the North American OTC Healthcare segment during 2015. In the past, we have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare and Household Cleaning segments. Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

The aggregate fair value of our reporting units exceeded the carrying value by 45.2% with no reporting unit's fair value exceeding the carrying value by less than 10%.

8. Intangible Assets
A reconciliation of the activity affecting intangible assets for each of 2013, 2014, and 2015 is as follows:

(In thousands)	Year Ended March 31, 2013
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2012	$1,245,414	$217,512	$158	$1,463,084
Reclassifications	(1,696)	1,696	—	—
Reductions	—	(16,142)	—	(16,142)
Balance – March 31, 2013	$1,243,718	$203,066	$158	$1,446,942

Accumulated Amortization
Balance – March 31, 2012	$—	$62,404	$158	$62,562
Additions	—	11,678	—	11,678
Reductions	—	(538)	—	(538)
Balance – March 31, 2013	$—	$73,544	$158	$73,702

Intangibles, net – March 31, 2013	$1,243,718	$129,522	$—	$1,373,240

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,123,898	$101,611	$—	$1,225,509
International OTC Healthcare	—	—	—	—
Household Cleaning	119,820	27,911	—	147,731
Intangible assets, net – March 31, 2013	$1,243,718	$129,522	$—	$1,373,240

(In thousands)	Year Ended March 31, 2014
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2013	$1,243,718	$203,066	$158	$1,446,942
Additions	29,845	1,657	—	31,502
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	315	17	—	332
Balance – March 31, 2014	$1,273,878	$204,740	$—	$1,478,618

Accumulated Amortization
Balance – March 31, 2013	$—	$73,544	$158	$73,702
Additions	—	10,256	—	10,256
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	—	1	—	1
Balance – March 31, 2014	$—	$83,801	$—	$83,801

Intangibles, net – March 31, 2014	$1,273,878	$120,939	$—	$1,394,817

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,123,897	$93,242	$—	$1,217,139
International OTC Healthcare	30,161	1,530	—	31,691
Household Cleaning	119,820	26,167	—	145,987
Intangible assets, net – March 31, 2014	$1,273,878	$120,939	$—	$1,394,817

(In thousands)	Year Ended March 31, 2015
	Indefinite Lived Trademarks	Finite Lived Trademarks	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2014	$1,273,878	$204,740	$—	$1,478,618
Additions	673,180	124,774	—	797,954
Reclassifications	(46,506)	46,506	—	—
Reductions	(9,548)	(17,674)	—	(27,222)
Effects of foreign currency exchange rates	(17,600)	(280)	—	(17,880)
Balance – March 31, 2015	$1,873,404	$358,066	$—	$2,231,470

Accumulated Amortization
Balance – March 31, 2014	$—	$83,801	$—	$83,801
Additions	—	12,995	—	12,995
Effects of foreign currency exchange rates	—	(26)	—	(26)
Balance – March 31, 2015	$—	$96,770	$—	$96,770

Intangibles, net – March 31, 2015	$1,873,404	$261,296	$—	$2,134,700

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,676,991	$235,642	$—	$1,912,633
International OTC Healthcare	86,141	1,231	—	87,372
Household Cleaning	110,272	24,423	—	134,695
Intangible assets, net – March 31, 2015	$1,873,404	$261,296	$—	$2,134,700
In conjunction with our annual impairment analysis, we reassessed the useful lives of our intangible assets and determined that our Pediacare trade name should be reclassified to a finite-lived intangible asset with an estimated 20 year useful life. We made this determination based on the recent declines in the business and a strategic change in the focus of certain brands as we continue to prioritize our support on other significant and more recently acquired brands.

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

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our preliminary analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our preliminary analysis. Furthermore, on September 3, 2014 we sold one of the brands that we acquired from Insight, for which we had allocated $17.7 million to intangible assets.

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

During the fourth quarter of each fiscal year, we perform our annual impairment analysis. In prior years, we performed the analysis as of March 31. However, beginning with fiscal year 2015, we changed the date of our analysis to February 28 to better align with our annual operating plan preparation and to help facilitate our financial reporting process. We do not believe that a one-month change in the date of our analysis will significantly impact the results of our analysis or our financial statements.

We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.   The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future. In addition, we considered our market capitalization at February 28, 2015, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we determined that the fair values exceeded the carrying values and as such, no impairment charge was recorded in 2015.

Based on our analysis, the aggregate fair value of our reporting units exceeded the carrying value by 45.2%, with no reporting unit's fair value exceeding the carrying value by less than 10%. The aggregate fair value of the indefinite-lived intangible assets exceeded the carrying value by 42.4%. Three of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The fair value of Debrox, New Skin and Ecotrin, exceed their carrying values of $76.3 million, $37.2 million and $32.9 million, by 8.3%, 9.2% and 7.9%, respectively.

The significant assumptions underpinning the fair value of Debrox include a discount rate of 10%, coupled with modest revenue growth, and advertising and promotion investments that are in line with historical performance. A decrease in the annual cash flow of approximately 7.7% compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 62 basis points could result in the carrying value of our trade name exceeding its fair value, resulting in an impairment charge.

The significant assumptions supporting the fair value of New Skin and Ecotrin, include a discount rate of 10% and cash flow projections that assume stabilizing revenue declines followed by modest revenue growth. Gross margin and advertising and promotion investments behind the brands are expected to be consistent with historic trends. Continued revenue declines in each of the brands, or changes in assumptions utilized in our quantitative indefinite lived asset impairment analysis may result in the fair value no longer exceed their carrying values. For example, a decrease in the annual cash flow of approximately 8.4% and 7.3%, for New Skin and Ecotrin, respectively, compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 77 and 72 basis points, respectively, could result in the carrying value of our trade name exceeding its fair value, resulting in an impairment charge. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

Additionally, certain of our North American OTC Healthcare and Household Cleaning brands, have experienced recent declines in revenues and profitability. While the fair value of these reporting units exceeds the carrying value by more than 10%, should such revenue declines continue, the fair value of the corresponding reporting units may no longer exceed their carrying value and we would be required to record an impairment charge.

Revenues from our Pediacare brand have declined significantly as compared to the corresponding periods in the prior year, due primarily to competition in the category, including new product introductions and lost distribution. Although we had expected revenues to decline with the return to the market of competing products, such declines have been steeper than expected. As a result, we performed an interim impairment analysis during our third quarter ended December 31, 2014 and concluded that no impairment existed. Additionally, in conjunction with a strategic review of our brands during the fourth quarter ended March 31, 2015 and our annual impairment review, we have reassessed the useful life of the Pediacare brand as of February 28, 2015 and determined it to be 20 years.

See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies" for a further discussion on the assumptions used in our impairment analysis. Furthermore, we completed our annual test for impairment of intangible assets during the fourth quarter of each of the years presented and did not record an impairment charge, as facts and circumstances indicated that the fair values of each intangible asset exceeded its carrying value. Adverse changes in the expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of these specific brands could result in a non-cash impairment charge in the future.

The weighted average remaining life for finite-lived intangible assets at March 31, 2015 was approximately 14.6 years and the amortization expense for the year ended March 31, 2015 was $13.0 million. At March 31, 2015, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2016	17,868
2017	17,868
2018	17,868
2019	17,868
2020	17,868
Thereafter	171,956
$261,296

Sale of asset
Historically, we received royalty income from the licensing of the name of certain of our brands in geographic areas or markets in which we do not directly compete. We have had a royalty agreement for our Comet brand for several years, which included an option on behalf of the licensee to purchase the rights in certain geographic areas and markets in perpetuity. In December 2014, we amended the agreement to allow the licensee to buy out a portion of the agreement early, but retaining the remaining stream of royalty payments. In December, in connection with this amendment, we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee and received $10.0 million as a partial early buyout. As a result, we recorded a gain on sale of $1.1 million, and reduced the carrying value of our intangible assets and goodwill. The licensee will continue to make quarterly payments at least through June 30, 2016 of approximately $1.0 million. The licensee has the option to purchase the remaining territories and markets, as defined in the agreement, at any time after July 1, 2016.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	March 31,
	2015	2014
Accrued marketing costs	$16,903	$11,812
Accrued compensation costs	8,840	6,232
Accrued broker commissions	1,134	1,019
Income taxes payable	2,642	1,854
Accrued professional fees	2,769	2,002
Deferred rent	1,021	1,258
Accrued production costs	5,610	1,506
Accrued lease termination costs	669	—
Other accrued liabilities	1,360	763
	$40,948	$26,446

10. Long-Term Debt

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

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25%. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 1.00%. For the year ended March 31, 2015, the average interest rate on the 2012 Term Loan was 5.3%.
Under the 2012 Term Loan, we were originally required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we have previously made significant optional payments that exceeded all of our required quarterly payments, we will not be required to make another payment until the maturity date of January 31, 2019.

On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.8%.

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
Redemptions and Restrictions:
At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the indenture governing the 2012 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the indenture governing the 2012 Senior Notes. In addition, at any time prior to February 1, 2015, we could redeem up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2012 Senior Notes, the Borrower will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At March 31, 2015, we were in compliance with the covenants under our long-term indebtedness.

At March 31, 2015, we had an aggregate of $28.6 million of unamortized debt issuance costs and $4.9 million of unamortized debt discount, the total of which is comprised of $8.7 million related to the 2012 Senior Notes, $6.2 million related to the 2013 Senior Notes, $17.4 million related to the 2012 Term Loan, and $1.2 million related to the 2012 ABL Revolver.

At March 31, 2015, we had $66.1 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $44.9 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2015	March 31, 2014
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term B-1 Loan bearing interest at the Borrower's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on January 31, 2019.	217,500	287,500
2012 Term B-2 Loan bearing interest at the Borrower's option at either a base rate with a floor of 2.00% plus applicable margin or LIBOR with a floor of 1.00% plus applicable margin, due on September 3, 2021.	660,000	—
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 31, 2017.	66,100	—
	1,593,600	937,500
Current portion of long-term debt	—	—
	1,593,600	937,500
Less: unamortized discount	(4,889)	(3,086)
Long-term debt, net of unamortized discount	$1,588,711	$934,414

As of March 31, 2015, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2016	$—
2017	66,100
2018	—
2019	217,500
2020	250,000
Thereafter	1,060,000
$1,593,600

11. Fair Value Measurements

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments. While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at March 31, 2015, 2014 or 2013. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the Term B-1 Loans, Term B-2 Loans, the 2013 Senior Notes, the 2012 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At March 31, 2015 and 2014, we did not have any assets or liabilities measured in Level 1 or 3. During 2015, 2014 and 2013, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At March 31, 2015 and 2014, the carrying value of our 2013 Senior Notes was $400.0 million and $400.0 million, respectively. At March 31, 2015 and 2014, the fair value of our 2013 Senior Notes was $405.0 million and $408.5 million, respectively.

At March 31, 2015 and 2014, the carrying value of our 2012 Senior Notes was $250.0 million and $250.0 million, respectively. The fair value of our 2012 Senior Notes was $268.1 million and $280.6 million at March 31, 2015 and 2014, respectively.

At March 31, 2015 and 2014, the carrying value of the Term B-1 Loans was $217.5 million and $287.5 million, respectively. The fair value of the Term B-1 Loans was $218.0 million and $288.9 million at March 31, 2015 and 2014, respectively.

At March 31, 2015, the carrying value of the Term B-2 Loans was $660.0 million. The fair value of the Term B-2 Loan was $662.5 million at March 31, 2015. Because the Term B-2 Loans were entered into on September 3, 2014, there were no outstanding loan balances as of March 31, 2014.

At March 31, 2015, the carrying value and fair value of the 2012 ABL Revolver was $66.1 million and $65.7 million, respectively. There were no outstanding borrowings under the 2012 ABL Revolver at March 31, 2014.

 12. Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2015.

Pursuant to the provisions of various employee restricted stock awards, we repurchased 59,933 shares and 25,464 shares of restricted common stock from our employees during the years ended March 31, 2015 and 2014, respectively. The repurchases during the years ended March 31, 2015 and 2014 were at an average price of $34.16 and $29.23, respectively. All of the repurchased shares have been recorded as treasury stock.

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

(In thousands, except per share data)	Year Ended March 31,
	2015	2014	2013
Numerator
Net income	$78,260	$72,615	$65,505

Denominator
Denominator for basic earnings per share- weighted average shares outstanding	52,170	51,641	50,633
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	500	708	807
Denominator for diluted earnings per share	52,670	52,349	51,440

Earnings per Common Share:
Basic net earnings per share	$1.50	$1.41	$1.29

Diluted net earnings per share	$1.49	$1.39	$1.27

Additionally, for 2015, 2014, and 2013 there were 0.3 million, 0.2 million, and zero shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14. Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants, up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards.  In June 2014, the Board of Directors approved, and in July 2014, the stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance thereunder and increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any 12-month period from 1 million to 2.5 million shares and extended the term of the Plan by 10 years, to February 2025. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During 2015, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $6.9 million and $1.9 million, respectively.

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

On May 9, 2012, the Compensation Committee of our Board of Directors granted 111,152 restricted stock units to certain executive officers and employees under the Plan, which will vest 33.3% per year over three years. On June 29, 2012, the Compensation Committee of our Board of Directors granted 12,652 restricted stock units to the independent members of the Board of Directors under the Plan. On August 6, 2012, the Compensation Committee of the Board of Directors granted 5,109 restricted stock units to Matthew M. Mannelly, our President and CEO, under the Plan. On May 14, 2013, the Compensation Committee of our Board of Directors granted 113,637 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 55,637 restricted stock units vest in their entirety on the three-year anniversary of the date of grant, and 58,000 restricted stock units vest 33.3% per year over three years. On July 29, 2013, the Compensation Committee of the Board of Directors granted 7,004 restricted stock units to the independent members of the Board of Directors under the Plan. On November 5, 2013, the Compensation Committee of our Board of Directors granted 6,000 restricted stock units to certain employees under the Plan, which will vest 33.3% per year over three years. On May 12, 2014, the Compensation Committee of our Board of Directors granted 96,638 restricted stock units to certain executive officers and employees under the Plan. Of those grants, 75,638 restricted stock units vest in their entirety on the three-year anniversary of the date of grant and 21,000 restricted stock units vest 33.3% per year over three years. On August 5, 2014, the Compensation Committee of our Board of Directors granted 7,796 restricted stock units to the independent members of the Board of Directors under the Plan. On August 14, 2014, pursuant to his employment agreement, the Compensation Committee of the Board of Directors granted 2,489 restricted stock units to Thomas Hochuli, our Vice-President of Operations, under the Plan.

The fair value of the restricted stock units is determined using the closing price of our common stock on the day of the grant. The weighted-average grant-date fair value during 2015, 2014, and 2013 was $33.33, $30.19 and $13.59, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Vested and Nonvested at March 31, 2012	363.4	$9.92

Granted	128.9	13.59
Vested and issued	(58.7)	9.99
Forfeited	(12.3)	10.69
Vested and nonvested at March 31, 2013	421.3	11.01
Vested at March 31, 2013	70.4	8.52

Granted	126.6	30.19
Vested and issued	(104.8)	9.98
Forfeited	(5.6)	15.11
Vested and nonvested at March 31, 2014	437.5	16.76
Vested at March 31, 2014	69.6	9.34

Granted	106.9	33.33
Vested and issued	(154.4)	13.37
Forfeited	(27.7)	21.45
Vested and nonvested at March 31, 2015	362.3	22.74
Vested at March 31, 2015	76.6	11.62

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from our historical experience, management’s estimates, and consideration of information derived from the public filings of companies similar to us, and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted options.

On May 9, 2012, the Compensation Committee of our Board of Directors granted stock options to acquire 422,962 shares of our common stock to certain executive officers and employees under the Plan. These stock options were granted at an exercise price of $13.24 per share, which is equal to the closing price for our common stock on the date of the grant. On August 6, 2012, the Compensation Committee of the Board of Directors granted stock options to acquire 21,978 shares of our common stock to Matthew M. Mannelly. These stock options were granted at an exercise price of $15.66 per share, which is equal to the closing price for our common stock on the date of grant. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. On May 14, 2013, the Compensation Committee of our Board of Directors granted stock options to acquire 227,672 shares of our common stock to certain executive officers and employees under the Plan. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $29.94 per share, which is equal to the closing price for our common stock on the date of grant. On May 12, 2014, the Compensation Committee of our Board of Directors granted stock options to acquire 307,490 shares of our common stock to certain executive officers and employees under the Plan. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $33.50 per share, which is equal to the closing price for our common stock on the date of grant. On August 14, 2014, pursuant to his employment agreement, the Compensation Committee of our Board of Directors granted stock options to acquire 10,485 shares of our common stock to Thomas Hochuli, our Vice-President of Operations, under the Plan. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $34.79 per share, which is equal to the closing price for our common stock on the date of grant. Termination of employment prior to vesting will result in forfeiture of the unvested stock options.

The weighted-average grant-date fair values of the options granted during 2015, 2014, and 2013 were $15.95, $13.94, and $6.03, respectively.

	Year Ended March 31,
	2015	2014
Expected volatility	47.3%	48.0%
Expected dividends	—	—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.3%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2012	1,745.4	$8.44

Granted	444.9	13.36
Exercised	(786.5)	7.67
Forfeited or expired	(17.4)	11.21
Outstanding at March 31, 2013	1,386.4	10.43

Granted	227.7	29.94
Exercised	(605.0)	9.76
Forfeited or expired	(14.2)	14.56
Outstanding at March 31, 2014	994.9	15.24

Granted	317.9	33.54
Exercised	(386.3)	10.24
Forfeited or expired	(55.3)	26.77
Outstanding at March 31, 2015	871.2	23.40	7.7	$16,978
Exercisable at March 31, 2015	312.3	15.15	6.4	8,664

The aggregate intrinsic value of options exercised during 2015 was $9.3 million.

At March 31, 2015, there were $4.9 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted stock units vested during 2015, 2014, and 2013 was $4.7 million, $3.4 million and $2.5 million, respectively.  Cash received from the exercise of stock options was $4.0 million during 2015, and we realized $2.2 million in tax benefits for the tax deductions resulting from option exercises in 2015. Cash received from the exercise of stock options was $5.9 million during 2014, and we realized $1.7 million in tax benefits for the tax deductions resulting from option exercises in 2014. Cash received from the exercise of stock options was $6.0 million during 2013, and we realized $11.3 million in tax benefits for the tax deductions from option exercises in 2013.  On August 5, 2014 at the Annual Meeting of Stockholders, the stockholders approved the proposal to amend the Plan. The amendment authorized an additional 1.8 million shares of our common stock for issuance thereunder, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any 12-month period from 1.0 million to 2.5 million shares and extended the term of the Plan by 10 years, until February 2025. At March 31, 2015, there were 3.0 million shares available for issuance under the Plan.

15.	Accumulated Other Comprehensive Income (Loss)

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2015 and 2014:

	March 31,	March 31,
(In thousands)	2015	2014
Components of Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment	$(23,412)	$739
Accumulated other comprehensive income (loss), net of tax	$(23,412)	$739

16. Income Taxes

Income from continuing operations before income taxes consists of the following:

	Year Ended March 31,
	2015	2014	2013
(In thousands)
United States	$122,588	$98,786	$105,727
Foreign	4,870	2,962	307
	$127,458	$101,748	$106,034

The provision for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2015	2014	2013
Current
Federal	$13,066	$7,801	$12,520
State	760	625	1,972
Foreign	3,228	1,675	532
Deferred
Federal	31,012	27,045	23,845
State	1,162	(7,879)	1,660
Foreign	(30)	(134)	—
Total provision for income taxes	$49,198	$29,133	$40,529

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2015	2014
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$4,106	$4,082
Inventory capitalization	1,550	1,301
Inventory reserves	1,495	362
Net operating loss carryforwards	23,800	327
State income taxes	7,557	3,728
Accrued liabilities	619	642
Stock compensation	3,517	2,358
Other	834	702
Total deferred tax assets	43,478	13,502

Deferred Tax Liabilities
Property and equipment	(1,143)	(1,467)
Intangible assets	(385,807)	(218,696)
Total deferred tax liabilities	(386,950)	(220,163)

Net deferred tax liability	$(343,472)	$(206,661)

At March 31, 2015, a 100% owned subsidiary of the Company had a net operating loss carryforward of approximately $65.0 million ($23.8 million, tax effected), which may be used to offset future taxable income of the consolidated group and begins to expire in 2025. The Company expects to fully utilize the loss carryover before it expires.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $33.0 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
(In thousands)	2015		2014		2013
		%		%		%
Income tax provision at statutory rate	$44,610	35.0	$35,612	35.0	$37,112	35.0
Foreign tax (benefit) provision	(2,019)	(1.6)	(918)	(0.9)	—	—
State income taxes, net of federal income tax benefit	2,865	2.3	2,004	2.0	3,413	3.2
Decrease in net deferred tax liability resulting from a change in the effective state tax rate	—	—	(8,892)	(8.7)	(1,741)	(1.6)
Goodwill impairment	206	0.2	—	—	—	—
Transaction costs	2,936	2.3	—	—	—	—
Nondeductible compensation	566	0.4	1,011	1.0	1,684	1.6
Other	34	—	316	0.3	61	—
Total provision for income taxes	$49,198	38.6	$29,133	28.7	$40,529	38.2

Uncertain tax liability activity is as follows:

	2015	2014	2013
(In thousands)
Balance – beginning of year	$1,236	1,016	292
Additions based on tax positions related to the current year	2,229	360	831
Reductions based on lapse of statute of limitations	(45)	(140)	(107)
Balance – end of year	$3,420	$1,236	$1,016

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We did not incur any material interest or penalties related to income taxes in 2013, 2014 or 2015. We do not anticipate any events or circumstances that would cause a significant change to these uncertainties during 2016. We are subject to taxation in the United States and various state and foreign jurisdictions and we are generally open to examination from the year ended March 31, 2012 forward.

The Company does not provide for United States income taxes on the undistributed earnings of foreign subsidiaries, which are intended to be indefinitely reinvested in operations outside of the United States. As of March 31, 2015, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $14.2 million. As of March 31, 2015, the amount of unrecognized deferred tax liability related to these earnings is estimated to be $1.3 million.

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

The following summarizes future minimum lease payments for our operating leases (a):

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2016	$1,612	$311	$1,923
2017	1,772	77	1,849
2018	1,856	—	1,856
2019	1,864	—	1,864
2020	2,465	—	2,465
	$9,569	$388	$9,957
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.4 million due in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

	Year ending March 31,
(In thousands)	2015	2014
Minimum lease payments	$9,957	$4,621
Less: Sublease rentals	(1,401)	—
	$8,556	$4,621

Rent expense was $1.6 million, $1.5 million, and $1.2 million for 2015, 2014, and 2013, respectively.

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

(In thousands)
Year Ending March 31,
2016	1,074
2017	1,044
2018	1,013
2019	982
2020	560
Thereafter	—
$4,673

18. Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During 2015, 2014, and 2013, approximately 38.2%, 38.3%, and 40.5%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2015, 2014, and 2013, Walmart accounted for approximately 18.1%, 19.5%, and 15.9%, respectively, of our gross revenues.  At March 31, 2015, approximately 23.0% and 10.5% of accounts receivable were owed by Walmart and Walgreens, respectively. Our next largest customer accounted for approximately 8.4% of our gross revenues during 2015.

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

At March 31, 2015, we had relationships with 95 third-party manufacturers.  Of those, we had long-term contracts with 44 manufacturers that produced items that accounted for approximately 82.9% of our gross sales for 2015, compared to 24 manufacturers with long-term contracts that accounted for approximately 82.4% of gross sales in 2014.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement which could have a material adverse effect on our business.

19. Business Segments

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

The table below summarizes information about our operating and reportable segments.

	Year Ended March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$566,256	$61,116	$86,085	$713,457
Elimination of intersegment revenues	(3,387)	—	—	(3,387)
Third-party segment revenues	562,869	61,116	86,085	710,070
Other revenues	637	64	3,852	4,553
Total segment revenues	563,506	61,180	89,937	714,623
Cost of sales	216,781	22,820	68,799	308,400
Gross profit	346,725	38,360	21,138	406,223
Advertising and promotion	86,897	10,922	1,832	99,651
Contribution margin	$259,828	$27,438	$19,306	306,572
Other operating expenses				99,013
Operating income				207,559
Other expense				80,101
Income before income taxes				127,458
Provision for income taxes				49,198
Net income				$78,260

	Year Ended March 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$482,138	$29,872	$83,629	$595,639
Elimination of intersegment revenues	(3,185)	—	—	(3,185)
Third-party segment revenues	478,953	29,872	83,629	592,454
Other revenues	749	42	4,136	4,927
Total segment revenues	479,702	29,914	87,765	597,381
Cost of sales	184,796	12,646	64,388	261,830
Gross profit	294,906	17,268	23,377	335,551
Advertising and promotion	77,083	5,264	2,621	84,968
Contribution margin	$217,823	$12,004	$20,756	250,583
Other operating expenses				61,967
Operating income				188,616
Other expense				86,868
Income before income taxes				101,748
Provision for income taxes				29,133
Net income				$72,615

	Year Ended March 31, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$519,046	$14,493	$83,376	$616,915
Elimination of intersegment revenues	—	—	—	—
Third-party segment revenues	519,046	14,493	83,376	616,915
Other revenues	639	45	2,519	3,203
Total segment revenues	519,685	14,538	85,895	620,118
Cost of sales	205,389	6,265	64,727	276,381
Gross profit	314,296	8,273	21,168	343,737
Advertising and promotion	80,051	1,643	5,457	87,151
Contribution margin	$234,245	$6,630	$15,711	256,586
Other operating expenses				64,702
Operating income				191,884
Other expense				85,850
Income before income taxes				106,034
Provision for income taxes				40,529
Net income				$65,505

	Year Ended March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$111,954	$2,597	$—	$114,551
Cough & Cold	103,686	18,080	—	121,766
Women's Health	71,506	2,261	—	73,767
Gastrointestinal	77,596	19,372	—	96,968
Eye & Ear Care	81,849	16,076	—	97,925
Dermatologicals	64,806	2,289	—	67,095
Oral Care	45,916	483	—	46,399
Other OTC	6,193	22	—	6,215
Household Cleaning	—	—	89,937	89,937
Total segment revenues	$563,506	$61,180	$89,937	$714,623

	Year Ended March 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$108,101	$1,883	$—	$109,984
Cough & Cold	100,060	13,365	—	113,425
Women's Health	1,960	1,835	—	3,795
Gastrointestinal	81,469	838	—	82,307
Eye & Ear Care	75,568	9,923	—	85,491
Dermatologicals	56,436	1,655	—	58,091
Oral Care	47,900	413	—	48,313
Other OTC	8,208	2	—	8,210
Household Cleaning	—	—	87,765	87,765
Total segment revenues	$479,702	$29,914	$87,765	$597,381

	Year Ended March 31, 2013
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$107,272	$245	$—	$107,517
Cough & Cold	121,514	4,277	—	125,791
Women's Health	2,544	—	—	2,544
Gastrointestinal	97,536	82	—	97,618
Eye & Ear Care	76,960	9,116	—	86,076
Dermatologicals	56,114	399	—	56,513
Oral Care	49,002	419	—	49,421
Other OTC	8,743	—	—	8,743
Household Cleaning	—	—	85,895	85,895
Total segment revenues	$519,685	$14,538	$85,895	$620,118

During fiscal 2015, 2014, and 2013, approximately 85.2%, 86.9%, and 89.9%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of total segment revenues in any of the periods presented.  During fiscal 2015, 2014, and 2013, our Canada sales accounted for approximately 5.9%, 7.7%, and 7.4%, respectively, of our total segment revenues, while during fiscal 2015, our Australia sales accounted for approximately 6.9% of our total segment revenues.

At March 31, 2015, approximately 95.6% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.4% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$263,411	$20,440	$6,800	$290,651

Intangible assets
Indefinite-lived	1,676,991	86,141	110,272	1,873,404
Finite-lived	235,642	1,231	24,423	261,296
Intangible assets, net	1,912,633	87,372	134,695	2,134,700
Total	$2,176,044	$107,812	$141,495	$2,425,351

20. Gain on Sale of Asset

As more fully discussed in Note 8, in December 2014, we sold rights to the use of the Comet brand in certain Eastern European countries to a third-party licensee, received $10.0 million as a partial early buyout of our existing royalty agreement and recorded a gain of $1.1 million.

21. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2015 and 2014 is as follows:

Year Ended March 31, 2015

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total revenues	$145,702	$181,269	$197,606	$190,046
Cost of sales (exclusive of depreciation shown below)	63,836	78,727	85,861	79,976
Gross profit	81,866	102,542	111,745	110,070

Operating expenses
Advertising and promotion	19,096	25,044	30,144	25,367
General and administrative	17,006	27,128	19,454	17,685
Depreciation and amortization	2,961	3,852	5,154	5,773
	39,063	56,024	54,752	48,825
Operating income	42,803	46,518	56,993	61,245
Net interest expense	14,653	18,193	24,592	23,796
Gain on sale of asset	—	—	(1,133)	—
Income before income taxes	28,150	28,325	33,534	37,449
Provision for income taxes	11,418	11,862	12,241	13,677
Net income	$16,732	$16,463	$21,293	$23,772

Earnings per share:
Basic	$0.32	$0.32	$0.41	$0.45
Diluted	$0.32	$0.31	$0.40	$0.45

Weighted average shares outstanding:
Basic	51,956	52,088	52,278	52,356
Diluted	52,533	52,594	52,730	52,821

Comprehensive income, net of tax:
Currency translation adjustments	2,726	(10,830)	(8,779)	(7,268)
Total other comprehensive income (loss)	2,726	(10,830)	(8,779)	(7,268)
Comprehensive income	$19,458	$5,633	$12,514	$16,504

Year Ended March 31, 2014

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total revenues	$142,512	$166,945	$144,871	$143,053
Cost of sales (exclusive of depreciation shown below)	59,488	73,723	64,403	64,216
Gross profit	83,024	93,222	80,468	78,837

Operating expenses
Advertising and promotion	18,681	24,547	24,229	17,511
General and administrative	11,634	11,619	12,137	13,091
Depreciation and amortization	3,268	3,294	3,644	3,280
	33,583	39,460	40,010	33,882
Operating income	49,441	53,762	40,458	44,955
Net interest expense	15,905	16,439	21,260	14,978
Loss on extinguishment of debt	—	—	15,012	3,274
Income before income taxes	33,536	37,323	4,186	26,703
Provision for income taxes	12,844	4,531	1,056	10,702
Net income (loss)	$20,692	$32,792	$3,130	$16,001

Earnings per share:
Basic	$0.40	$0.64	$0.06	$0.31
Diluted	$0.40	$0.63	$0.06	$0.30

Weighted average shares outstanding:
Basic	51,222	51,463	51,806	51,893
Diluted	52,040	52,219	52,445	52,513

Comprehensive income, net of tax:
Currency translation adjustments	1	1,122	(2,694)	2,414
Total other comprehensive income (loss)	1	1,122	(2,694)	2,414
Comprehensive income	$20,693	$33,914	$436	$18,415

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of March 31, 2015 and 2014 and Condensed Consolidating Income and Comprehensive Income Statements and Condensed Consolidating Statements of Cash Flows for each year in the three year period ended March 31, 2015. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the Issuer or the Borrower,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in our 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$106,439	$555,388	$51,630	$(3,387)	$710,070
Other revenues	—	385	4,452	1,497	(1,781)	4,553
Total revenues	—	106,824	559,840	53,127	(5,168)	714,623

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	39,637	254,670	19,127	(5,034)	308,400
Gross profit	—	67,187	305,170	34,000	(134)	406,223

Advertising and promotion	—	8,828	79,944	10,879	—	99,651
General and administrative	4,571	9,090	55,209	12,403	—	81,273
Depreciation and amortization	3,381	592	12,752	1,015	—	17,740
Total operating expenses	7,952	18,510	147,905	24,297	—	198,664
Operating income (loss)	(7,952)	48,677	157,265	9,703	(134)	207,559

Other (income) expense
Interest income	(48,543)	(73,755)	(5,373)	(456)	128,035	(92)
Interest expense	34,198	81,326	88,464	5,373	(128,035)	81,326
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in income of subsidiaries	(76,383)	(51,573)	(2,013)	—	129,969	—
Total other expense (income)	(90,728)	(44,002)	79,945	4,917	129,969	80,101
Income (loss) before income taxes	82,776	92,679	77,320	4,786	(130,103)	127,458
Provision for income taxes	4,516	14,798	27,111	2,773	—	49,198
Net income (loss)	$78,260	$77,881	$50,209	$2,013	$(130,103)	$78,260

Comprehensive income, net of tax:
Currency translation adjustments	(24,151)	(24,151)	(24,151)	(24,151)	72,453	(24,151)
Total other comprehensive income (loss)	(24,151)	(24,151)	(24,151)	(24,151)	72,453	(24,151)
Comprehensive income (loss)	$54,109	$53,730	$26,058	$(22,138)	$(57,650)	$54,109

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$97,509	$474,338	$23,286	$(2,679)	$592,454
Other revenues	—	295	4,886	1,639	(1,893)	4,927
Total revenues	—	97,804	479,224	24,925	(4,572)	597,381

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	37,272	218,692	9,428	(3,562)	261,830
Gross profit	—	60,532	260,532	15,497	(1,010)	335,551

Advertising and promotion	—	10,223	69,583	5,162	—	84,968
General and administrative	3,140	8,026	34,469	2,846	—	48,481
Depreciation and amortization	2,994	577	9,715	200	—	13,486
Total operating expenses	6,134	18,826	113,767	8,208	—	146,935
Operating income (loss)	(6,134)	41,706	146,765	7,289	(1,010)	188,616

Other (income) expense
Interest income	(48,730)	(57,446)	(2,327)	(382)	108,825	(60)
Interest expense	34,436	68,642	72,064	2,325	(108,825)	68,642
Loss on extinguishment of debt	—	18,286	—	—	—	18,286
Equity in income of subsidiaries	(66,739)	(53,836)	(4,052)	—	124,627	—
Total other expense (income)	(81,033)	(24,354)	65,685	1,943	124,627	86,868
Income (loss) before income taxes	74,899	66,060	81,080	5,346	(125,637)	101,748
Provision for income taxes	2,284	3,500	22,055	1,294	—	29,133
Net income (loss)	$72,615	$62,560	$59,025	$4,052	$(125,637)	$72,615

Comprehensive income, net of tax:
Currency translation adjustments	843	843	843	843	(2,529)	843
Total other comprehensive income (loss)	843	843	843	843	(2,529)	843
Comprehensive income (loss)	$73,458	$63,403	$59,868	$4,895	$(128,166)	$73,458

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$102,203	$510,041	$4,671	$—	$616,915
Other revenues	—	278	3,158	1,517	(1,750)	3,203
Total revenues	—	102,481	513,199	6,188	(1,750)	620,118

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	39,333	236,795	2,003	(1,750)	276,381
Gross profit	—	63,148	276,404	4,185	—	343,737

Advertising and promotion	—	12,102	73,623	1,426	—	87,151
General and administrative	5,127	6,917	38,713	710	—	51,467
Depreciation and amortization	1,346	569	11,261	59	—	13,235
Total operating expenses	6,473	19,588	123,597	2,195	—	151,853
Operating (loss) income	(6,473)	43,560	152,807	1,990	—	191,884

Other (income) expense
Interest income	(30,561)	(57,496)	—	(1)	88,045	(13)
Interest expense	34,671	84,420	53,374	—	(88,045)	84,420
Loss on extinguishment of debt	—	1,443	—	—	—	1,443
Equity in income of subsidiaries	(72,295)	(65,784)	(1,482)	—	139,561	—
Total other expense (income)	(68,185)	(37,417)	51,892	(1)	139,561	85,850
Income (loss) before income taxes	61,712	80,977	100,915	1,991	(139,561)	106,034
Provision (benefit) for income taxes	(3,793)	5,807	38,006	509	—	40,529
Net income (loss)	$65,505	$75,170	$62,909	$1,482	$(139,561)	$65,505

Comprehensive income, net of tax:
Currency translation adjustments	(91)	—	—	(91)	91	(91)
Total other comprehensive (loss) income	(91)	—	—	(91)	91	(91)
Comprehensive income (loss)	$65,414	$75,170	$62,909	$1,391	$(139,470)	$65,414

Condensed Consolidating Balance Sheet
March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,387	$—	$—	$9,931	$—	$21,318
Accounts receivable, net	—	14,539	66,523	6,796	—	87,858
Inventories	—	8,667	60,297	6,182	(1,146)	74,000
Deferred income tax assets	452	674	6,497	474	—	8,097
Prepaid expenses and other current assets	5,731	141	3,804	758	—	10,434
Total current assets	17,570	24,021	137,121	24,141	(1,146)	201,707

Property and equipment, net	10,726	175	2,207	636	—	13,744
Goodwill	—	66,007	204,205	20,439	—	290,651
Intangible assets, net	—	192,325	1,854,798	87,577	—	2,134,700
Other long-term assets	—	28,603	—	—	—	28,603
Intercompany receivables	1,210,017	2,607,054	668,169	8,764	(4,494,004)	—
Investment in subsidiary	1,545,575	1,228,535	65,564	—	(2,839,674)	—
Total Assets	$2,783,888	$4,146,720	$2,932,064	$141,557	$(7,334,824)	$2,669,405

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,959	$6,829	$32,898	$4,429	$—	$46,115
Accrued interest payable	—	11,974	—	—	—	11,974
Other accrued liabilities	10,378	1,153	25,795	3,622	—	40,948
Total current liabilities	12,337	19,956	58,693	8,051	—	99,037

Long-term debt
Principal amount	—	1,593,600	—	—	—	1,593,600
Less unamortized discount	—	(4,889)	—	—	—	(4,889)
Long-term debt, net of unamortized discount	—	1,588,711	—	—	—	1,588,711

Deferred income tax liabilities	—	59,038	292,504	27	—	351,569
Other long-term liabilities	—	—	2,293	171	—	2,464
Intercompany payables	2,143,927	1,001,219	1,279,833	69,025	(4,494,004)	—
Total Liabilities	2,156,264	2,668,924	1,633,323	77,274	(4,494,004)	2,041,781

Stockholders' Equity
Common stock	525	—	—	—	—	525
Additional paid-in capital	426,584	1,280,948	1,131,578	74,031	(2,486,557)	426,584
Treasury stock, at cost - 266 shares	(3,478)	—	—	—	—	(3,478)
Accumulated other comprehensive income (loss), net of tax	(23,412)	(23,412)	(23,412)	(23,412)	70,236	(23,412)
Retained earnings (accumulated deficit)	227,405	220,260	190,575	13,664	(424,499)	227,405
Total Stockholders' Equity	627,624	1,477,796	1,298,741	64,283	(2,840,820)	627,624
Total Liabilities and Stockholders' Equity	$2,783,888	$4,146,720	$2,932,064	$141,557	$(7,334,824)	$2,669,405

Condensed Consolidating Balance Sheet
March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$24,644	$—	$—	$3,687	$—	$28,331
Accounts receivable, net	473	14,245	45,885	4,447	—	65,050
Inventories	—	14,357	46,309	5,930	(1,010)	65,586
Deferred income tax assets	260	925	4,914	445	—	6,544
Prepaid expenses and other current assets	8,004	113	2,898	659	—	11,674
Total current assets	33,381	29,640	100,006	15,168	(1,010)	177,185

Property and equipment, net	8,966	112	226	293	—	9,597
Goodwill	—	66,007	101,540	23,364	—	190,911
Intangible assets, net	—	192,861	1,169,943	32,013	—	1,394,817
Other long-term assets	—	23,153	—	—	—	23,153
Intercompany receivable	655,146	1,824,482	656,759	13,595	(3,149,982)	—
Investment in subsidiary	1,497,357	749,947	34,562	—	(2,281,866)	—
Total Assets	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,416	$7,658	$33,553	$2,659	$—	$48,286
Accrued interest payable	—	9,626	—	—	—	9,626
Other accrued liabilities	7,728	2,117	13,443	3,158	—	26,446
Total current liabilities	12,144	19,401	46,996	5,817	—	84,358

Long-term debt
Principal amount	—	937,500	—	—	—	937,500
Less unamortized discount	—	(3,086)	—	—	—	(3,086)
Long-term debt, net of unamortized discount	—	934,414	—	—	—	934,414

Deferred income tax liabilities	—	56,827	156,327	50	—	213,204
Other long-term liabilities	—	—	—	327	—	327
Intercompany payable	1,619,346	451,497	1,037,105	42,034	(3,149,982)	—
Total Liabilities	1,631,490	1,462,139	1,240,428	48,228	(3,149,982)	1,232,303

Stockholders' Equity
Common Stock	520	—	—	—	—	520
Additional paid-in capital	414,387	1,280,945	681,503	23,815	(1,986,263)	414,387
Treasury stock, at cost - 206 shares	(1,431)	—	—	—	—	(1,431)
Accumulated other comprehensive income (loss), net of tax	739	739	739	739	(2,217)	739
Retained earnings (accumulated deficit)	149,145	142,379	140,366	11,651	(294,396)	149,145
Total Stockholders' Equity	563,360	1,424,063	822,608	36,205	(2,282,876)	563,360
Total Liabilities and Stockholders’ Equity	$2,194,850	$2,886,202	$2,063,036	$84,433	$(5,432,858)	$1,795,663

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$78,260	$77,881	$50,209	$2,013	$(130,103)	$78,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,381	592	12,752	1,015	—	17,740
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Deferred income taxes	(192)	2,462	26,795	(143)	—	28,922
Long term income taxes payable	—	—	2,294	—	—	2,294
Amortization of deferred financing costs	—	6,735	—	—	—	6,735
Stock-based compensation costs	6,918	—	—	—	—	6,918
Amortization of debt discount	—	2,086	—	—	—	2,086
Lease termination costs	—	—	785	—	—	785
Loss on sale or disposal of equipment	—	—	—	321	—	321
Equity in income of subsidiaries	(76,383)	(51,573)	(2,013)	—	129,969	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	473	(294)	5,146	(3,717)	—	1,608
Inventories	—	5,690	8,981	555	134	15,360
Prepaid expenses and other current assets	2,273	(28)	2,631	(212)	—	4,664
Accounts payable	(2,457)	(829)	(16,734)	2,383	—	(17,637)
Accrued liabilities	2,650	1,384	3,560	1,738	—	9,332
Net cash provided by operating activities	14,923	44,106	93,273	3,953	—	156,255

Investing Activities
Purchases of property and equipment	(5,029)	(119)	(739)	(214)	—	(6,101)
Proceeds from sale of business	—	—	18,500	—	—	18,500
Proceeds from sale of asset	—	—	10,000	—	—	10,000
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(809,157)	731,166	77,991	—	—
Net cash (used in) provided by investing activities	(5,029)	(809,276)	9,261	(214)	—	(805,258)

Financing Activities
Term loan borrowings	—	720,000	—	—	—	720,000
Term loan repayments	—	(130,000)	—	—	—	(130,000)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Payment of deferred financing costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	3,954	—	—	—	—	3,954
Proceeds from restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,330	—	—	—	—	1,330
Fair value of shares surrendered as payment of tax withholding	(2,104)	—	—	—	—	(2,104)
Intercompany activity, net	(26,388)	125,142	(102,534)	3,780	—	—
Net cash provided by (used in) financing activities	(23,151)	765,170	(102,534)	3,780	—	643,265

Effects of exchange rate changes on cash and cash equivalents	—	—	—	(1,275)	—	(1,275)
(Decrease) increase in cash and cash equivalents	(13,257)	—	—	6,244	—	(7,013)
Cash and cash equivalents - beginning of year	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of year	$11,387	$—	$—	$9,931	$—	$21,318

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$72,615	$62,560	$59,025	$4,052	$(125,637)	$72,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,994	577	9,715	200	—	13,486
Deferred income taxes	(42)	1,466	17,765	(177)	—	19,012
Amortization of deferred financing costs	—	7,102	—	—	—	7,102
Stock-based compensation costs	5,146	—	—	—	—	5,146
Loss on extinguishment of debt	—	18,286	—	—	—	18,286
Premium payment on 2010 Senior Notes	—	(15,527)	—	—	—	(15,527)
Amortization of debt discount	—	3,410	—	—	—	3,410
Gain on disposal of equipment	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(66,739)	(53,836)	(4,052)	—	124,627	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(452)	(370)	12,460	(1,903)	—	9,735
Inventories	—	(3,193)	2,165	(2,832)	1,010	(2,850)
Prepaid expenses and other current assets	(3,062)	(20)	711	241	—	(2,130)
Accounts payable	1,815	(2,942)	(4,142)	628	—	(4,641)
Accrued liabilities	(4,966)	(3,835)	(2,664)	(594)	—	(12,059)
Net cash provided by (used in) operating activities	7,309	13,678	90,980	(385)	—	111,582

Investing Activities
Purchases of property and equipment	(2,351)	(119)	(108)	(186)	—	(2,764)
Proceeds from sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash used in investing activities	(2,351)	(55,334)	(105)	(186)	—	(57,976)

Financing Activities
Proceeds from issuance of 2013 Senior Notes	—	400,000	—	—	—	400,000
Repayment of 2010 Senior Notes	—	(250,000)	—	—	—	(250,000)
Term loan repayments	—	(157,500)	—	—	—	(157,500)
Borrowings under revolving credit agreement	—	50,000	—	—	—	50,000
Repayment under revolving credit agreement	—	(83,000)	—	—	—	(83,000)
Payment of deferred financing costs	—	(7,466)	—	—	—	(7,466)
Proceeds from exercise of stock options	5,907	—	—	—	—	5,907
Excess tax benefits from share-based awards	1,650	—	—	—	—	1,650
Fair value of shares surrendered as payment of tax withholding	(744)	—	—	—	—	(744)
Intercompany activity, net	(1,847)	89,622	(90,875)	3,100	—	—
Net cash (used in) provided by financing activities	4,966	41,656	(90,875)	3,100	—	(41,153)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	208	—	208
Increase in cash and cash equivalents	9,924	—	—	2,737	—	12,661
Cash and cash equivalents - beginning of year	14,720	—	—	950	—	15,670
Cash and cash equivalents - end of year	$24,644	$—	$—	$3,687	$—	$28,331

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2013

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$65,505	$75,170	$62,909	$1,482	$(139,561)	$65,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,346	569	11,261	59	—	13,235
Deferred income taxes	138	4,341	21,036	(10)	—	25,505
Amortization of deferred financing costs	—	9,832	—	—	—	9,832
Stock-based compensation costs	3,772	—	—	—	—	3,772
Loss on extinguishment of debt	—	1,443	—	—	—	1,443
Amortization of debt discount	—	4,632	—	—	—	4,632
Lease termination costs	975	—	—	—	—	975
Loss on disposal of equipment	82	—	21	—	—	103
Equity in income of subsidiaries	(72,295)	(65,784)	(1,482)	—	139,561	—
Changes in operating assets and liabilities
Accounts receivable	4	(373)	(12,391)	(122)	—	(12,882)
Inventories	—	(3,066)	(6,360)	84	—	(9,342)
Prepaid expenses and other current assets	3,160	(37)	(135)	108	—	3,096
Accounts payable	(1,930)	5,784	20,687	136	—	24,677
Accrued liabilities	(39)	2	7,069	22	—	7,054
Net cash provided by operating activities	718	32,513	102,615	1,759	—	137,605

Investing Activities
Purchases of property and equipment	(10,268)	—	—	—	—	(10,268)
Proceeds from sale of property and equipment	—	—	15	—	—	15
Proceeds from the sale of Phazyme brand	—	—	21,700	—	—	21,700
Acquisition of brands from GSK purchase price adjustments	—	—	(226)	—	—	(226)
Intercompany activity, net	(226)	—	226	—	—	—
Net cash provided by (used in) investing activities	(10,494)	—	21,715	—	—	11,221

Financing Activities
Term loan repayments	—	(190,000)	—	—	—	(190,000)
Borrowings under revolving credit agreement	—	48,000	—	—	—	48,000
Repayments under revolving credit agreement	—	(15,000)	—	—	—	(15,000)
Payment of deferred financing costs	—	(1,146)	—	—	—	(1,146)
Proceeds from exercise of stock options	6,029	—	—	—	—	6,029
Intercompany activity, net	246	125,633	(124,330)	(1,549)	—	—
Net cash (used in) provided by financing activities	6,275	(32,513)	(124,330)	(1,549)	—	(152,117)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(54)	—	(54)
(Decrease) increase in cash and cash equivalents	(3,501)	—	—	156	—	(3,345)
Cash and cash equivalents - beginning of year	18,221	—	—	794	—	19,015
Cash and cash equivalents - end of year	$14,720	$—	$—	$950	$—	$15,670

23. Subsequent Events

Debt Refinancing:
On May 8, 2015, the Borrower entered into Amendment No. 3 (the "Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the current outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loan of $645.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on the Term B-3 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate, with a floor of 1.75%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio). The maturity date remains the same as the Term B-2 Loans original maturity date of September 3, 2021. In May 2015, the Borrower also entered into negotiations for Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extends the maturity date to 5 years from the closing date. We expect to close this transaction in the first quarter of fiscal 2016.
Share based compensation:
On May 11, 2015, the Compensation Committee of our Board of Directors granted 185,904 shares of restricted common stock units and stock options to acquire 186,302 shares of our common stock to certain executive officers and employees under the Plan. 163,404 shares of restricted common stock units vest in their entirety on the three-year anniversary of the date of grant and 22,500 shares of restricted common stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $41.44 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested restricted common stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.
Election of Director:
On May 11, 2015, James M. Jenness, retired Chairman of the Board and CEO of the Kellogg Company, was elected to the Company's board of directors. Mr. Jenness, 68, served as Chairman of the Board of Kellogg Company, a producer of cereal and convenience foods, from February 2005 to June 2014, and as Chief Executive Officer from 2004-2006. He has served as a director of Kellogg since 2007 and as a director of Kimberly-Clark Corporation, a producer of personal care products, since 2007. His background also includes serving as Chief Executive Officer of Integrated Merchandising Systems, LLC, a retail promotion and merchandising company, and a 22 year career with Leo Burnett Company, Inc., the global advertising agency, where he last served as Vice Chairman and Chief Operating Officer.
Chief Executive Officer Retirement:
On April 22, 2015, we announced that Matthew M. Mannelly, our President and Chief Executive Officer and member of the Board of Directors, will retire effective June 1, 2015. In conjunction with his retirement, the Board of Directors has accelerated the vesting of his previously unvested restricted stock units and stock options and we expect to record additional stock based compensation of approximately $0.8 million associated with this acceleration. Following his retirement, and effective June 1, 2015, the Board of Directors has appointed Ron Lombardi, our current Chief Financial Officer, to succeed Mr. Mannelly as President and Chief Executive Officer and as a member of the Board of Directors. The company has commenced a search for a new Chief Financial Officer, and Mr. Lombardi will also remain as Chief Financial Officer until his successor is elected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2015 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 65 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2015 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2015 Proxy Statement under the headings “Executive Compensation and Other Matters” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2015 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2015 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2015 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 65 through 113 and page 118) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2015
Consolidated Balance Sheets at March 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2015
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2015
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

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ RONALD M. LOMBARDI
Name:	Ronald M. Lombardi
Title:	Chief Financial Officer
Date:	May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW M. MANNELLY	Director, President and Chief Executive Officer	May 14, 2015
Matthew M. Mannelly	(Principal Executive Officer)

/s/ RONALD M. LOMBARDI	Chief Financial Officer	May 14, 2015
Ronald M. Lombardi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 14, 2015
John E. Byom

/s/ GARY E. COSTLEY	Director	May 14, 2015
Gary E. Costley

/s/ CHARLES J. HINKATY	Director	May 14, 2015
Charles J. Hinkaty

/s/ JAMES M. JENNESS	Director	May 14, 2015
James M. Jenness

/s/ CARL J. JOHNSON	Director	May 14, 2015
Carl J. Johnson

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense	Deductions	Other	Balance at End of Year
Year Ended March 31, 2015
Reserves for sales returns and allowance	$7,395	$34,598	$(35,277)	$—	$6,716
Reserves for trade promotions	6,101	60,499	(56,668)	—	9,932
Reserves for consumer coupon redemptions	1,742	5,089	(5,159)	—	1,672
Allowance for doubtful accounts	1,035	340	(98)	—	1,277

Year Ended March 31, 2014
Reserves for sales returns and allowance	6,446	38,314	(37,365)	—	7,395
Reserves for trade promotions	8,523	39,967	(42,389)	—	6,101
Reserves for consumer coupon redemptions	4,249	2,755	(5,262)	—	1,742
Allowance for doubtful accounts	863	134	(6)	44	1,035

Year Ended March 31, 2013
Reserves for sales returns and allowance	4,257	33,165	(30,976)	—	6,446
Reserves for trade promotions	5,506	41,041	(38,024)	—	8,523
Reserves for consumer coupon redemptions	3,509	8,282	(7,542)	—	4,249
Allowance for doubtful accounts	604	265	(6)	—	863

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of September 14, 2010, by and among Prestige Brands Holdings, Inc., Blacksmith Brands Holdings, Inc. and the Stockholders of Blacksmith Brands Holdings, Inc.
(filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2010).+

2.2
Asset Purchase Agreement, dated as of December 15, 2010, by and between McNeil-PPC, Inc. and Prestige Brands Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2010).+

2.3
Business Sale and Purchase Agreement, dated December 20, 2011, between GlaxoSmithKline LLC, GlaxoSmithKline plc and certain of its affiliates and Prestige Brands Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2011).+†

2.4
Business Sale and Purchase Agreement, dated December 20, 2011 between GlaxoSmithKline LC, GlaxoSmithKline Consumer Healthcare L.P., GlaxoSmithKline plc and Prestige Brands Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011).+†

2.5
Stock Purchase Agreement, dated April 25, 2014, by and among Medtech Products Inc., Insight Pharmaceuticals Corporation, SPC Partners IV, L.P. and the other seller parties thereto (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +

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
10.1
Note Purchase Agreement entered into on January 24, 2012 with respect to the sale by Prestige Brands, Inc., as issuer, of $250.0 million in aggregate principal amount of 8.125% Senior Notes due 2020 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.2
Registration Rights Agreement, dated as of January 31, 2012, among Prestige Brands, Inc., the Company, and certain subsidiaries of the Company, as guarantors, and Morgan Stanley & Co., LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Deutsche Bank Securities Inc. (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.3
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among
Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.4
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013).+

10.5
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement (as amended by Amendment No.1, dated as of February 21, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2015).+

10.6
Amendment No. 3, dated as of May 8, 2015, to the Term Loan Credit Agreement, dated as of December 31, 2012, as amended by Amendment No. 1, dated as of February 21, 2013, and as further amended by Amendment No. 2, dated as of September 3, 2014, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lender from time to time party thereto and Citibank, N.A. as administrative agent.*

10.7
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.8
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.9
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.10
Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013).+

10.11
Amendment No. 3, dated as of September 3, 2014, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014, and incorporated herein by reference).

10.12	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).+
10.13
Amendment to agreement of lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.14
Second Amendment to Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014). +

10.15
Executive Employment Agreement, dated as of September 2, 2009, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.1 to the Company's Quarterly Report on Form10-Q filed with the SEC on November 6, 2009).+@

10.16
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+@

10.17
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+@

10.18
Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+@

10.19
Executive Employment Agreement, dated as of March 4, 2011, between Prestige Brands Holdings, Inc. and Paul Hennessey (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+@

10.20
Executive Employment Agreement, dated as of February 29, 2012, by and between Prestige Brands Holdings, Inc. and Samuel C. Cowley (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+@

10.21
Executive Employment Agreement, dated as of April 1, 2013, between Prestige Brands Holdings, Inc. and Paul Migaki (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013). +@

10.22
Executive Employment Agreement, dated as of August 11, 2014, by and between Prestige Brands Holdings, Inc. and Thomas Hochuli (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014)+@

10.23	Executive Retirement Agreement, dated as of April 22, 2015, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly*@

10.24	Executive Employment Agreement, dated as of April 22, 2015, by and between Prestige Brands Holdings, Inc. and Ronald M. Lombardi*@
10.25	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.26	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).+#
10.27	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.28	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.29	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+@
10.30	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+@
10.31
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008).+†

10.32
First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+†

10.33
Transitional Manufacturing and Supply Agreement, dated January 31, 2012 between Medtech Products Inc. and GlaxoSmithKline Consumer Healthcare L.P. (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+†

10.34	Prestige Brands Holdings, Inc. Summary of Director Compensation Program (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012). +#
10.35
 Supply Agreement, dated as of July 1, 2012, among Medtech Products Inc. and Pharmacare Limited T/A Aspen Pharmacare (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

10.36	Supply Agreement, dated as of November 16, 2012, among Medtech Products Inc. and BestSweet Inc (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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