Form 10-Q
period 2015-06-30
Prestige Brands Holdings, Inc.
filed 2015-08-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒
As of July 31, 2015, there were 52,726,418 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2015	2014
Revenues
Net sales	$191,287	$144,541
Other revenues	845	1,161
Total revenues	192,132	145,702

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	79,896	63,836
Gross profit	112,236	81,866

Operating Expenses
Advertising and promotion	26,422	19,096
General and administrative	17,589	17,006
Depreciation and amortization	5,720	2,961
Total operating expenses	49,731	39,063
Operating income	62,505	42,803

Other (income) expense
Interest income	(27)	(32)
Interest expense	21,911	14,685
Loss on extinguishment of debt	451	—
Total other expense	22,335	14,653
Income before income taxes	40,170	28,150
Provision for income taxes	13,997	11,418
Net income	$26,173	$16,732

Earnings per share:
Basic	$0.50	$0.32
Diluted	$0.49	$0.32

Weighted average shares outstanding:
Basic	52,548	51,956
Diluted	52,958	52,533

Comprehensive income, net of tax:
Currency translation adjustments	(405)	2,726
Total other comprehensive income (loss)	(405)	2,726
Comprehensive income	$25,768	$19,458
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$21,598	$21,318
Accounts receivable, net	85,576	87,858
Inventories	74,077	74,000
Deferred income tax assets	7,918	8,097
Prepaid expenses and other current assets	11,890	10,434
Total current assets	201,059	201,707

Property and equipment, net	13,154	13,744
Goodwill	290,867	290,651
Intangible assets, net	2,129,860	2,134,700
Other long-term assets	1,562	1,165
Total Assets	$2,636,502	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$8,525	$—
Accounts payable	47,170	46,115
Accrued interest payable	9,359	11,974
Other accrued liabilities	36,738	40,948
Total current liabilities	101,792	99,037

Long-term debt
Principal amount	1,540,075	1,593,600
Less unamortized debt costs	(33,534)	(32,327)
Long-term debt, net	1,506,541	1,561,273

Deferred income tax liabilities	362,928	351,569
Other long-term liabilities	2,517	2,464
Total Liabilities	1,973,778	2,014,343

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,032 shares at June 30, 2015 and 52,562 shares at March 31, 2015	530	525
Additional paid-in capital	437,554	426,584
Treasury stock, at cost - 306 shares at June 30, 2015 and 266 shares at March 31, 2015	(5,121)	(3,478)
Accumulated other comprehensive loss, net of tax	(23,817)	(23,412)
Retained earnings	253,578	227,405
Total Stockholders' Equity	662,724	627,624
Total Liabilities and Stockholders' Equity	$2,636,502	$2,641,967
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2015	2014
Operating Activities
Net income	$26,173	$16,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,720	2,961
Gain on sale of asset	(36)	—
Deferred income taxes	11,536	7,140
Amortization of debt origination costs	2,138	995
Stock-based compensation costs	3,047	1,858
Loss on extinguishment of debt	451	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	2,578	6,956
Inventories	(211)	1,540
Prepaid expenses and other current assets	(1,522)	(2,203)
Accounts payable	783	(3,096)
Accrued liabilities	(7,136)	(3,212)
Net cash provided by operating activities	43,521	29,671

Investing Activities
Purchases of property and equipment	(780)	(496)
Proceeds from the sale of property and equipment	344	—
Acquisition of the Hydralyte brand	—	(77,991)
Net cash used in investing activities	(436)	(78,487)

Financing Activities
Term loan repayments	(25,000)	—
Borrowings under revolving credit agreement	15,000	65,000
Repayments under revolving credit agreement	(35,000)	(30,000)
Payments of debt origination costs	(4,172)	(74)
Proceeds from exercise of stock options	6,328	1,294
Proceeds from restricted stock exercises	544	57
Excess tax benefits from share-based awards	1,600	950
Fair value of shares surrendered as payment of tax withholding	(2,187)	(1,171)
Net cash (used in) provided by financing activities	(42,887)	36,056

Effects of exchange rate changes on cash and cash equivalents	82	104
Increase (decrease) in cash and cash equivalents	280	(12,656)
Cash and cash equivalents - beginning of period	21,318	28,331
Cash and cash equivalents - end of period	$21,598	$15,675

Interest paid	$22,444	$13,867
Income taxes paid	$1,914	$707
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.  In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2016”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2015 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2016.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ materially from those estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, stock-based compensation, fair value of debt, sales returns and allowances, trade promotional allowances, inventory obsolescence, and the recognition of income taxes using an estimated annual effective tax rate.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at June 30, 2015 are uninsured.

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

Debt Origination Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  Certain of these costs were recorded as a long-term asset as deferred financing costs and others were recorded as a reduction to our long-term debt. These costs are amortized over the term of the related debt, using the effective interest method for our term loan facility and the straight-line method for our revolving credit facility. During the current period, in accordance with new accounting standards discussed below, we began reporting the costs related to our senior notes and the term loan facility as a reduction of debt. We continue to report the costs associated with our revolving credit facility as a long-term asset.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $8.7 million for the three months ended June 30, 2015 and $7.7 million for the three months ended June 30, 2014.

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

Recently Issued Accounting Standards
In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure in scope inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact of adopting this prospective guidance on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As permitted by the guidance, we have early adopted these provisions, as of the beginning of our first quarter of 2016. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, which are currently presented as a direct deduction from the long-term debt liability.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. We are evaluating the impact of adopting this prospective guidance on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments in this update must be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 did not have a material impact on our Consolidated Financial Statements.

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

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed for certain immaterial items that came to our attention subsequent to the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	26,012
Inventories	23,456
Deferred income tax assets - current	1,032
Prepaids and other current assets	1,341
Property, plant and equipment	2,308
Goodwill	103,560
Intangible assets	724,374
Total assets acquired	885,590

Accounts payable	16,079
Accrued expenses	8,539
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	132,417
Total purchase price	$753,173

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at June 30, 2015 was 15.3 years.

We also recorded goodwill of $103.6 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

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

The pro forma effect of this acquisition on revenues and earnings was not material.

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	June 30, 2015	March 31, 2015
Components of Accounts Receivable
Trade accounts receivable	$93,064	$95,411
Other receivables	1,956	2,353
	95,020	97,764
Less allowances for discounts, returns and uncollectible accounts	(9,444)	(9,906)
Accounts receivable, net	$85,576	$87,858

4.	Inventories

Inventories consist of the following:

(In thousands)	June 30, 2015	March 31, 2015
Components of Inventories
Packaging and raw materials	$7,748	$7,588
Finished goods	66,329	66,412
Inventories	$74,077	$74,000

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $3.8 million and $4.1 million at June 30, 2015 and March 31, 2015, respectively, related to obsolete and slow-moving inventory.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	June 30, 2015	March 31, 2015
Components of Property and Equipment
Machinery	$3,943	$4,743
Computer equipment	12,509	11,339
Furniture and fixtures	2,371	2,484
Leasehold improvements	7,296	7,134
	26,119	25,700
Accumulated depreciation	(12,965)	(11,956)
Property and equipment, net	$13,154	$13,744

We recorded depreciation expense of $1.3 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively.

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2015	$263,411	$20,440	$6,800	$290,651
Adjustments	305	—	—	305
Effects of foreign currency exchange rates	—	(89)	—	(89)
Balance — June 30, 2015	$263,716	$20,351	$6,800	$290,867

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $103.6 million reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed by $0.3 million for certain immaterial items that came to our attention subsequent to the date of acquisition. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

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

At February 28, 2015, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2015. As of June 30, 2015, there have been no triggering events that would indicate potential impairment of goodwill.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Totals
Gross Carrying Amounts
Balance — March 31, 2015	$1,873,404	$358,066	$2,231,470
Effects of foreign currency exchange rates	(375)	(6)	(381)
Balance — June 30, 2015	1,873,029	358,060	2,231,089

Accumulated Amortization
Balance — March 31, 2015	—	96,770	96,770
Additions	—	4,460	4,460
Effects of foreign currency exchange rates	—	(1)	(1)
Balance — June 30, 2015	—	101,229	101,229

Intangible assets, net - June 30, 2015	$1,873,029	$256,831	$2,129,860

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,676,991	$231,251	$1,908,242
International OTC Healthcare	85,766	1,594	87,360
Household Cleaning	110,272	23,986	134,258
Intangible assets, net - June 30, 2015	$1,873,029	$256,831	$2,129,860

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our preliminary analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our preliminary analysis. Furthermore, on September 3, 2014 we sold one of the brands that we acquired from Insight, for which we had allocated $17.7 million to the intangible assets.

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

We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. We also considered our market capitalization at February 28, 2015, which is the date of our review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

As a result of recent declines in revenues in Pediacare and in certain other brands, we continue to monitor whether events or conditions would indicate that the fair value of the intangible asset no longer exceeds the carrying value. Although we continue to believe that the fair values of our brands exceed their carrying values, sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

The weighted average remaining life for finite-lived intangible assets at June 30, 2015 was approximately 14.4 years, and the amortization expense for the three months ended June 30, 2015 was $4.5 million. At June 30, 2015, finite-lived intangible assets are being amortized over a period of 10 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2016 (Remaining nine months ending March 31, 2016)	$13,401
2017	17,868
2018	17,868
2019	17,868
2020	17,868
Thereafter	171,958
$256,831

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2015	March 31, 2015

Accrued marketing costs	$20,817	$16,903
Accrued compensation costs	3,405	8,840
Accrued broker commissions	741	1,134
Income taxes payable	2,187	2,642
Accrued professional fees	1,958	2,769
Deferred rent	985	1,021
Accrued production costs	4,137	5,610
Accrued lease termination costs	767	669
Other accrued liabilities	1,741	1,360
	$36,738	$40,948

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
On September 3, 2014, the Borrower entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provided for (i) the creation of a new class of Term B-2 Loans under the 2012 Term Loan (the "Term B-2 Loans") in an aggregate principal amount of $720.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that was based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that was based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).
On May 8, 2015, the Borrower entered into Amendment No. 3 (the "Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the current outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on the Term B-3 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate, with a floor of 1.75%, plus a margin. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 1.00%. For the three months ended June 30, 2015, the average interest rate on the 2012 Term Loan was 4.8%.
Under the 2012 Term Loan, we were originally required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million.

On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., or (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver.

On June 9, 2015, the Borrower entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.3%.
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
Redemptions and Restrictions:
At any time prior to February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the indenture governing the 2012 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after February 1, 2016, we may redeem the 2012 Senior Notes in whole or in part at redemption prices set forth in the indenture governing the 2012 Senior Notes. In addition, at any time prior to February 1, 2015, we could have redeemed up to 35% of the aggregate principal amount of the 2012 Senior Notes at a redemption price equal to 108.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2012 Senior Notes, the Borrower will be required to make an offer to purchase the 2012 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2012 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At June 30, 2015, we were in compliance with the covenants under our long-term indebtedness.

Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with ASU 2015-03. Prior to 2016, the Company's policy was to present these costs in other-long term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, which are currently presented as a direct deduction from the long-term debt liability.

At June 30, 2015, we had an aggregate $33.5 million of unamortized debt costs, the total of which is comprised of $8.3 million related to the 2012 Senior Notes, $6.0 million related to the 2013 Senior Notes and $19.2 million related to the 2012 Term Loan.

During the three months ended June 30, 2015, we had $46.1 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $63.0 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2015	March 31, 2015
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	852,500	877,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	46,100	66,100
Total long-term debt (including current portion)	1,548,600	1,593,600
Current portion of long-term debt	8,525	—
Long-term debt	1,540,075	1,593,600
Less: unamortized debt costs	(33,534)	(32,327)
Long-term debt, net	$1,506,541	$1,561,273

As of June 30, 2015, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2016 (remaining nine months ending March 31, 2016)	$6,394
2017	8,525
2018	8,525
2019	8,525
2020	258,525
Thereafter	1,258,106
$1,548,600

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the Term B-3 Loans, the 2013 Senior Notes, the 2012 Senior Notes, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At June 30, 2015 and March 31, 2015, we did not have any assets or liabilities measured in Level 1 or 3. During the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At June 30, 2015 and March 31, 2015, the carrying value of our 2013 Senior Notes was $400.0 million. The fair value of our 2013 Senior Notes was $398.5 million and $405.0 million at June 30, 2015 and March 31, 2015, respectively.

At June 30, 2015 and March 31, 2015, the carrying value of our 2012 Senior Notes was $250.0 million. The fair value of our 2012 Senior Notes was $266.9 million and $268.1 million at June 30, 2015 and March 31, 2015, respectively.

At June 30, 2015 and March 31, 2015, the carrying value of the Term B-3 Loans was $852.5 million and $877.5 million, respectively. The fair value of the Term B-3 Loans was $851.4 million and $880.5 million at June 30, 2015 and March 31, 2015, respectively.

At June 30, 2015 and March 31, 2015, the carrying value of the 2012 ABL Revolver was $46.1 million and $66.1 million, respectively. The fair value of the 2012 ABL revolver was $45.9 million and $65.7 million at June 30, 2015 and March 31, 2015, respectively.

11.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2015.

During the three months ended June 30, 2015 and 2014, we repurchased 39,429 shares and 33,740 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended June 30, 2015 and 2014 were at an average price of $41.66 and $33.03, respectively. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.
AOCI consisted of the following at June 30, 2015 and March 31, 2015:

	June 30,	March 31,
(In thousands)	2015	2015
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(23,817)	$(23,412)
Accumulated other comprehensive loss, net of tax	$(23,817)	$(23,412)

13.	Earnings Per Share

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

	Three Months Ended June 30,
(In thousands, except per share data)	2015	2014
Numerator
Net income	$26,173	$16,732

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,548	51,956
Dilutive effect of unvested restricted common stock (including restricted stock units) and options issued to employees and directors	410	577
Denominator for diluted earnings per share	52,958	52,533

Earnings per Common Share:
Basic net earnings per share	$0.50	$0.32

Diluted net earnings per share	$0.49	$0.32

For the three months ended June 30, 2015 and 2014, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14.	Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, the stockholders ratified, an increase of an additional 1.8 million shares of our common stock, for issuance under the Plan and increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any 12-month period from 1.0 million to 2.5 million shares and extended the term of the Plan by ten years, to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three months ended June 30, 2015 and 2014, pre-tax share-based compensation costs charged against income were $3.0 million and $1.9 million, respectively, and the related income tax benefit recognized was $1.1 million and $0.7 million, respectively.

On April 22, 2015, we announced that Matthew M. Mannelly, our President and Chief Executive Officer and member of the Board of Directors, would retire effective June 1, 2015. In conjunction with his retirement, the Board of Directors accelerated the vesting of his previously unvested restricted stock units and stock options, and we recorded additional compensation expense of approximately $0.8 million associated with this acceleration. Following his retirement, and effective June 1, 2015, the Board of Directors appointed Ron Lombardi, our then current Chief Financial Officer, to succeed Mr. Mannelly as President and Chief Executive Officer and as a member of the Board of Directors. In connection with his appointment, Mr. Lombardi was granted 57,924 restricted stock units on April 22, 2015.

On May 11, 2015, the Compensation Committee of our Board of Directors granted 185,904 restricted stock units and stock options to acquire 186,302 shares of our common stock to certain executive officers and employees under the Plan. Of those grants, 163,404 restricted stock units vest in their entirety on the three-year anniversary of the date of grant and 22,500 restricted stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $41.44 per share, which is equal to the closing price of our common stock on the date of grant.

Restricted Shares

Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted stock units, unless otherwise accelerated by the Compensation Committee of the Board of Directors. The restricted stock units granted to directors will vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. Upon vesting, the units will be settled in shares of our common stock.

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value during the three months ended June 30, 2015 and 2014 was $41.85 and $33.50, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2014
Vested and nonvested at March 31, 2014	437.5	$16.76
Granted	96.6	33.50
Vested and issued	(93.7)	15.12
Forfeited	(14.4)	20.78
Vested and nonvested at June 30, 2014	426.0	20.78
Vested at June 30, 2014	69.6	9.34

Three months ended June 30, 2015
Vested and nonvested at March 31, 2015	362.3	$22.74
Granted	243.8	41.85
Vested and issued	(138.9)	19.35
Forfeited	(1.4)	33.50
Vested and nonvested at June 30, 2015	465.8	33.72
Vested at June 30, 2015	76.6	11.62

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan. Termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of in the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from our historical experience, management's estimates, and consideration of information derived from the public filings of companies similar to us, and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted options.

The weighted-average grant-date fair values of the options granted during the three months ended June 30, 2015 and 2014 was $16.95 and $15.93, respectively.

	Three Months Ended June 30,
	2015	2014
Expected volatility	40.2%	47.3%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	1.7%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2014:
Outstanding at March 31, 2014	994.9	$15.24
Granted	307.5	33.50
Exercised	(93.8)	13.80
Forfeited or expired	(31.6)	25.49
Outstanding at June 30, 2014	1,177.0	19.85	7.8	$16,527
Exercisable at June 30, 2014	375.1	15.23	7.3	6,998

Three months ended June 30, 2015:
Outstanding at March 31, 2015	871.2	$23.40
Granted	186.3	41.44
Exercised	(330.4)	19.15
Forfeited or expired	(0.9)	33.50
Outstanding at June 30, 2015	726.2	29.95	8.3	$11,830
Exercisable at June 30, 2015	322.5	21.54	7.2	7,966

The aggregate intrinsic value of options exercised in the three months ended June 30, 2015 was $8.1 million.

At June 30, 2015, there were $14.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.3 years.  The total fair value of options and restricted shares vested during the three months ended June 30, 2015 and 2014 was $6.2 million and $4.7 million, respectively.  For the three months ended June 30, 2015 and 2014, cash received from the exercise of stock options was $6.3 million and $1.3 million, respectively, and we realized $1.0 million and $1.0 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At June 30, 2015, there were 2.6 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 34.8% and 40.6% for the three months ended June 30, 2015 and June 30, 2014, respectively. The decrease in the effective tax rate for the three months ended June 30, 2015 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year period and to favorable tax deductions related to stock options and equity awards that were realized in the current year period.

At June 30, 2015, wholly-owned subsidiaries of the Company had net operating loss carryforwards of approximately $53.0 million, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020.  The net operating loss carryforwards are subject to an annual limitation as to usage of approximately $33.6 million pursuant to Internal Revenue Code Section 382. The Company expects to utilize all of the net operating loss carryforwards before they expire.

The balance in our uncertain tax liability was $3.4 million at June 30, 2015 and March 31, 2015. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

The following summarizes future minimum lease payments for our operating leases as of June 30, 2015 (a):

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2016 (Remaining nine months ending March 31, 2016)	$1,312	$228	$1,540
2017	1,861	77	1,938
2018	1,871	—	1,871
2019	1,864	—	1,864
2020	1,695	—	1,695
Thereafter	770	—	770
	$9,373	$305	$9,678
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.3 million due in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

(In thousands)	June 30, 2015	March 31, 2015
Minimum lease payments	$9,678	$9,957
Less: Sublease rentals	(1,342)	(1,401)
	$8,336	$8,556

Rent expense for the three months ended June 30, 2015 and 2014 was $0.4 million and $0.4 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2016 (Remaining nine months ending March 31, 2016)	803
2017	1,044
2018	1,013
2019	982
2020	560
Thereafter	—
$4,402

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three months ended June 30, 2015, approximately 43.9% of our total revenues were derived from our five top selling brands.  During the three months ended June 30, 2014, approximately 42.0% of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 19.9% of our gross revenues for the three months ended June 30, 2015, and approximately 19.2% of our gross revenues for the three months ended June 30, 2014. Our next largest customer accounted for approximately 9.4% of gross revenues for the three months ended June 30, 2015. At June 30, 2015, approximately 21.8% of accounts receivable were owed by Walmart.

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

At June 30, 2015, we had relationships with 98 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 83.9% of gross sales for the three months ended June 30, 2015. At June 30, 2014, we had relationships with 61 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 84.5% of gross sales for the three months ended June 30, 2014. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement which could have a material adverse effect on our business.

18. Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. Our current reportable segments consist of (i) North American OTC Healthcare, (ii) International OTC Healthcare and (iii) Household Cleaning. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and promotional expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$156,339	$14,209	$21,467	$192,015
Elimination of intersegment revenues	(728)	—	—	(728)
Third-party segment revenues	155,611	14,209	21,467	191,287
Other revenues	40	—	805	845
Total segment revenues	155,651	14,209	22,272	192,132
Cost of sales	58,126	5,290	16,480	79,896
Gross profit	97,525	8,919	5,792	112,236
Advertising and promotion	23,195	2,723	504	26,422
Contribution margin	$74,330	$6,196	$5,288	85,814
Other operating expenses				23,309
Operating income				62,505
Other expense				22,335
Income before income taxes				40,170
Provision for income taxes				13,997
Net income				$26,173

	Three Months Ended June 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$110,973	$13,692	$20,593	$145,258
Elimination of intersegment revenues	(717)	—	—	(717)
Third-party segment revenues	110,256	13,692	20,593	144,541
Other revenues	177	35	949	1,161
Total segment revenues	110,433	13,727	21,542	145,702
Cost of sales	42,340	5,078	16,418	63,836
Gross profit	68,093	8,649	5,124	81,866
Advertising and promotion	16,353	2,339	404	19,096
Contribution margin	$51,740	$6,310	$4,720	62,770
Other operating expenses				19,967
Operating income				42,803
Other expense				14,653
Income before income taxes				28,150
Provision for income taxes				11,418
Net income				$16,732

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$26,848	$530	$—	$27,378
Cough & Cold	19,759	4,506	—	24,265
Women's Health	32,908	700	—	33,608
Gastrointestinal	20,320	3,808	—	24,128
Eye & Ear Care	24,332	3,930	—	28,262
Dermatologicals	20,095	534	—	20,629
Oral Care	9,977	194	—	10,171
Other OTC	1,412	7	—	1,419
Household Cleaning	—	—	22,272	22,272
Total segment revenues	$155,651	$14,209	$22,272	$192,132

	Three Months Ended June 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$25,031	$665	$—	$25,696
Cough & Cold	20,043	4,798	—	24,841
Women's Health	368	518	—	886
Gastrointestinal	20,638	2,497	—	23,135
Eye & Ear Care	20,725	4,642	—	25,367
Dermatologicals	12,260	542	—	12,802
Oral Care	10,187	62	—	10,249
Other OTC	1,181	3	—	1,184
Household Cleaning	—	—	21,542	21,542
Total segment revenues	$110,433	$13,727	$21,542	$145,702

During the three months ended June 30, 2015 and June 30, 2014, approximately 87.3% and 84.5%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended June 30, 2015, our Canada and Australia sales accounted for approximately 5.1% and 5.7%, respectively, of our total segment revenues, while during the three months ended June 30, 2014, approximately 5.6% and 5.2%, respectively, of our total segment revenues was attributable to sales to Canada and Australia.

At June 30, 2015, approximately 95.6% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.4% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$263,716	$20,351	$6,800	$290,867

Intangible assets
Indefinite-lived	1,676,991	85,766	110,272	1,873,029
Finite-lived	231,251	1,594	23,986	256,831
Intangible assets, net	1,908,242	87,360	134,258	2,129,860
Total	$2,171,958	$107,711	$141,058	$2,420,727

19. Condensed Consolidating Financial Statements

As described in Note 9, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, has fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2013 Senior Notes and the 2012 Senior Notes, including the obligation to pay principal and interest with respect to the 2013 Senior Notes and the 2012 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2013 Senior Notes and the 2012 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, Blacksmith Brands, Inc., Insight Pharmaceuticals Corporation, Insight Pharmaceuticals, LLC and Practical Health Products, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2013 Senior Notes and the 2012 Senior Notes. Although holders of the 2013 Senior Notes and the 2012 Senior Notes will be direct creditors of the guarantors of the 2013 Senior Notes and the 2012 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2013 Senior Notes or the 2012 Senior Notes, and such subsidiaries will not be obligated with respect to the 2013 Senior Notes or the 2012 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2013 Senior Notes and the 2012 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2015 and March 31, 2015, Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended June 30, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2015 and 2014. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,883	$152,524	$11,608	$(728)	$191,287
Other revenues	—	96	819	498	(568)	845
Total revenues	—	27,979	153,343	12,106	(1,296)	192,132

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,441	66,378	4,408	(1,331)	79,896
Gross profit	—	17,538	86,965	7,698	35	112,236

Operating Expenses
Advertising and promotion	—	2,517	21,228	2,677	—	26,422
General and administrative	1,315	2,555	11,951	1,768	—	17,589
Depreciation and amortization	989	146	4,445	140	—	5,720
Total operating expenses	2,304	5,218	37,624	4,585	—	49,731
Operating income (loss)	(2,304)	12,320	49,341	3,113	35	62,505

Other (income) expense
Interest income	(12,049)	(21,408)	(1,220)	(112)	34,762	(27)
Interest expense	8,490	21,908	25,055	1,220	(34,762)	21,911
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in (income) loss of subsidiaries	(25,306)	(16,955)	(1,450)	—	43,711	—
Total other (income) expense	(28,865)	(16,004)	22,385	1,108	43,711	22,335
Income (loss) before income taxes	26,561	28,324	26,956	2,005	(43,676)	40,170
Provision for income taxes	388	4,025	9,029	555	—	13,997
Net income (loss)	$26,173	$24,299	$17,927	$1,450	$(43,676)	$26,173

Comprehensive income, net of tax:
Currency translation adjustments	(405)	(405)	(405)	(405)	1,215	(405)
Total other comprehensive income (loss)	(405)	(405)	(405)	(405)	1,215	(405)
Comprehensive income (loss)	$25,768	$23,894	$17,522	$1,045	$(42,461)	$25,768

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$25,410	$108,898	$10,951	$(718)	$144,541
Other revenues	—	130	1,099	402	(470)	1,161
Total revenues	—	25,540	109,997	11,353	(1,188)	145,702

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	9,448	50,515	4,023	(150)	63,836
Gross profit	—	16,092	59,482	7,330	(1,038)	81,866

Operating Expenses
Advertising and promotion	—	2,689	14,066	2,341	—	19,096
General and administrative	1,145	2,473	8,990	4,398	—	17,006
Depreciation and amortization	642	145	2,089	85	—	2,961
Total operating expenses	1,787	5,307	25,145	6,824	—	39,063
Operating income (loss)	(1,787)	10,785	34,337	506	(1,038)	42,803

Other (income) expense
Interest income	(12,133)	(14,225)	(762)	(29)	27,117	(32)
Interest expense	8,548	14,685	17,805	764	(27,117)	14,685
Equity in (income) loss of subsidiaries	(15,679)	(10,898)	959	—	25,618	—
Total other (income) expense	(19,264)	(10,438)	18,002	735	25,618	14,653
Income (loss) before income taxes	17,477	21,223	16,335	(229)	(26,656)	28,150
Provision for income taxes	745	3,717	6,226	730	—	11,418
Net income (loss)	$16,732	$17,506	$10,109	$(959)	$(26,656)	$16,732

Comprehensive income, net of tax:
Currency translation adjustments	2,726	2,726	2,726	2,726	(8,178)	2,726
Total other comprehensive income (loss)	2,726	2,726	2,726	2,726	(8,178)	2,726
Comprehensive income (loss)	$19,458	$20,232	$12,835	$1,767	$(34,834)	$19,458

Condensed Consolidating Balance Sheet
June 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$10,832	$—	$—	$10,766	$—	$21,598
Accounts receivable, net	—	11,368	66,016	8,192	—	85,576
Inventories	—	7,492	61,651	6,045	(1,111)	74,077
Deferred income tax assets	311	705	6,567	335	—	7,918
Prepaid expenses and other current assets	7,883	243	3,016	748	—	11,890
Total current assets	19,026	19,808	137,250	26,086	(1,111)	201,059

Property and equipment, net	10,301	163	2,291	399	—	13,154
Goodwill	—	66,007	204,510	20,350	—	290,867
Intangible assets, net	—	192,191	1,850,501	87,168	—	2,129,860
Other long-term assets	—	1,562	—	—	—	1,562
Intercompany receivables	1,215,771	2,572,637	695,741	9,174	(4,493,323)	—
Investment in subsidiary	1,569,115	1,245,085	67,970	—	(2,882,170)	—
Total Assets	$2,814,213	$4,097,453	$2,958,263	$143,177	$(7,376,604)	$2,636,502

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$—	$8,525	$—	$—	$—	$8,525
Accounts payable	2,846	6,504	33,871	3,949	—	47,170
Accrued interest payable	—	9,359	—	—	—	9,359
Other accrued liabilities	4,710	1,400	27,116	3,512	—	36,738
Total current liabilities	7,556	25,788	60,987	7,461	—	101,792

Long-term debt
Principal amount	—	1,540,075	—	—	—	1,540,075
Less unamortized debt costs	—	(33,534)	—	—	—	(33,534)
Long-term debt, net	—	1,506,541	—	—	—	1,506,541

Deferred income tax liabilities	—	59,464	303,440	24	—	362,928
Other long-term liabilities	—	—	2,333	184	—	2,517
Intercompany payables	2,143,933	1,003,970	1,275,240	70,180	(4,493,323)	—
Total Liabilities	2,151,489	2,595,763	1,642,000	77,849	(4,493,323)	1,973,778

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	437,554	1,280,948	1,131,578	74,031	(2,486,557)	437,554
Treasury stock, at cost	(5,121)	—	—	—	—	(5,121)
Accumulated other comprehensive income (loss), net of tax	(23,817)	(23,817)	(23,817)	(23,817)	71,451	(23,817)
Retained earnings (accumulated deficit)	253,578	244,559	208,502	15,114	(468,175)	253,578
Total Stockholders' Equity	662,724	1,501,690	1,316,263	65,328	(2,883,281)	662,724
Total Liabilities and Stockholders' Equity	$2,814,213	$4,097,453	$2,958,263	$143,177	$(7,376,604)	$2,636,502

Condensed Consolidating Balance Sheet
March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,387	$—	$—	$9,931	$—	$21,318
Accounts receivable, net	—	14,539	66,523	6,796	—	87,858
Inventories	—	8,667	60,297	6,182	(1,146)	74,000
Deferred income tax assets	452	674	6,497	474	—	8,097
Prepaid expenses and other current assets	5,731	141	3,804	758	—	10,434
Total current assets	17,570	24,021	137,121	24,141	(1,146)	201,707

Property and equipment, net	10,726	175	2,207	636	—	13,744
Goodwill	—	66,007	204,205	20,439	—	290,651
Intangible assets, net	—	192,325	1,854,798	87,577	—	2,134,700
Other long-term assets	—	1,165	—	—	—	1,165
Intercompany receivables	1,210,017	2,607,054	668,169	8,764	(4,494,004)	—
Investment in subsidiary	1,545,575	1,228,535	65,564	—	(2,839,674)	—
Total Assets	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,959	$6,829	$32,898	$4,429	$—	$46,115
Accrued interest payable	—	11,974	—	—	—	11,974
Other accrued liabilities	10,378	1,153	25,795	3,622	—	40,948
Total current liabilities	12,337	19,956	58,693	8,051	—	99,037

Long-term debt
Principal amount	—	1,593,600	—	—	—	1,593,600
Less unamortized debt costs	—	(32,327)	—	—	—	(32,327)
Long-term debt, net	—	1,561,273	—	—	—	1,561,273

Deferred income tax liabilities	—	59,038	292,504	27	—	351,569
Other long-term liabilities	—	—	2,293	171	—	2,464
Intercompany payables	2,143,927	1,001,219	1,279,833	69,025	(4,494,004)	—
Total Liabilities	2,156,264	2,641,486	1,633,323	77,274	(4,494,004)	2,014,343

Stockholders' Equity
Common stock	525	—	—	—	—	525
Additional paid-in capital	426,584	1,280,948	1,131,578	74,031	(2,486,557)	426,584
Treasury stock, at cost	(3,478)	—	—	—	—	(3,478)
Accumulated other comprehensive income (loss), net of tax	(23,412)	(23,412)	(23,412)	(23,412)	70,236	(23,412)
Retained earnings (accumulated deficit)	227,405	220,260	190,575	13,664	(424,499)	227,405
Total Stockholders' Equity	627,624	1,477,796	1,298,741	64,283	(2,840,820)	627,624
Total Liabilities and Stockholders' Equity	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$26,173	$24,299	$17,927	$1,450	$(43,676)	$26,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	989	146	4,445	140	—	5,720
Gain on sale of asset	—	—	—	(36)	—	(36)
Deferred income taxes	141	395	10,866	134	—	11,536
Amortization of debt origination costs	—	2,138	—	—	—	2,138
Stock-based compensation costs	3,047	—	—	—	—	3,047
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in income of subsidiaries	(25,306)	(16,955)	(1,450)	—	43,711	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	3,171	735	(1,328)	—	2,578
Inventories	—	1,175	(1,457)	106	(35)	(211)
Prepaid expenses and other current assets	(2,152)	(102)	722	10	—	(1,522)
Accounts payable	861	(325)	880	(633)	—	783
Accrued liabilities	(5,668)	(2,368)	975	(75)	—	(7,136)
Net cash provided by (used in) operating activities	(1,915)	12,025	33,643	(232)	—	43,521

Investing Activities
Purchases of property and equipment	(648)	—	(27)	(105)	—	(780)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Net cash (used in) provided by investing activities	(648)	—	(27)	239	—	(436)

Financing Activities
Term loan repayments	—	(25,000)	—	—	—	(25,000)
Borrowings under revolving credit agreement	—	15,000	—	—	—	15,000
Repayments under revolving credit agreement	—	(35,000)	—	—	—	(35,000)
Payments of debt origination costs	—	(4,172)	—	—	—	(4,172)
Proceeds from exercise of stock options	6,328	—	—	—	—	6,328
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,600	—	—	—	—	1,600
Fair value of shares surrendered as payment of tax withholding	(2,187)	—	—	—	—	(2,187)
Intercompany activity, net	(4,277)	37,147	(33,616)	746	—	—
Net cash provided by (used in) financing activities	2,008	(12,025)	(33,616)	746	—	(42,887)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	82	—	82
(Decrease) increase in cash and cash equivalents	(555)	—	—	835	—	280
Cash and cash equivalents - beginning of period	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of period	$10,832	$—	$—	$10,766	$—	$21,598

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$16,732	$17,506	$10,109	$(959)	$(26,656)	$16,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	642	145	2,089	85	—	2,961
Deferred income taxes	(1)	892	6,330	(81)	—	7,140
Amortization of debt origination costs	—	995	—	—	—	995
Stock-based compensation costs	1,858	—	—	—	—	1,858
Equity in income of subsidiaries	(15,679)	(10,898)	959	—	25,618	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	467	(130)	8,941	(2,322)	—	6,956
Inventories	—	3,288	(2,822)	36	1,038	1,540
Prepaid expenses and other current assets	947	(920)	(1,706)	(524)	—	(2,203)
Accounts payable	(936)	(916)	(2,918)	1,674	—	(3,096)
Accrued liabilities	(4,800)	4,733	(5,663)	2,518	—	(3,212)
Net cash provided by (used in) operating activities	(770)	14,695	15,319	427	—	29,671

Investing Activities
Purchases of property and equipment	(385)	—	(11)	(100)	—	(496)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(77,991)	—	77,991	—	—
Net cash used in investing activities	(385)	(77,991)	(11)	(100)	—	(78,487)

Financing Activities
Borrowings under revolving credit agreement	—	65,000	—	—	—	65,000
Repayments under revolving credit agreement	—	(30,000)	—	—	—	(30,000)
Payment of debt origination costs	—	(74)	—	—	—	(74)
Proceeds from exercise of stock options	1,294	—	—	—	—	1,294
Proceeds from restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	950	—	—	—	—	950
Fair value of shares surrendered as payment of tax withholding	(1,171)	—	—	—	—	(1,171)
Intercompany activity, net	(13,700)	28,370	(15,308)	638	—	—
Net cash provided by (used in) financing activities	(12,570)	63,296	(15,308)	638	—	36,056

Effect of exchange rate changes on cash and cash equivalents	—	—	—	104	—	104
(Decrease) increase in cash and cash equivalents	(13,725)	—	—	1,069	—	(12,656)
Cash and cash equivalents - beginning of period	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of period	$10,919	$—	$—	$4,756	$—	$15,675

20. Subsequent Events

Pursuant to the Plan, each of the independent members of the Board of Directors received a grant of 2,075 restricted stock units on August 4, 2015. The restricted stock units vest on August 4, 2016 and shall be settled by delivery to the director of one share of common stock of the Company for each vested restricted stock unit promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as well as those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and in future reports filed with the Securities and Exchange Commission (the "SEC").

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

The Insight acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board ('FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed for certain immaterial items that came to our attention subsequent to the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	26,012
Inventories	23,456
Deferred income tax assets - current	1,032
Prepaids and other current assets	1,341
Property, plant and equipment	2,308
Goodwill	103,560
Intangible assets	724,374
Total assets acquired	885,590

Accounts payable	16,079
Accrued expenses	8,539
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	132,417
Total purchase price	$753,173

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at June 30, 2015 was 15.3 years.

We also recorded goodwill of $103.6 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

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

Results of Operations

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$26,848	14.0	$25,031	17.2	$1,817	7.3
Cough & Cold	19,759	10.3	20,043	13.8	(284)	(1.4)
Women's Health	32,908	17.1	368	0.3	32,540	(*)
Gastrointestinal	20,320	10.6	20,638	14.2	(318)	(1.5)
Eye & Ear Care	24,332	12.7	20,725	14.2	3,607	17.4
Dermatologicals	20,095	10.5	12,260	8.4	7,835	63.9
Oral Care	9,977	5.2	10,187	7.0	(210)	(2.1)
Other OTC	1,412	0.6	1,181	0.7	231	19.6
Total North American OTC Healthcare	155,651	81.0	110,433	75.8	45,218	40.9

International OTC Healthcare
Analgesics	530	0.3	665	0.5	(135)	(20.3)
Cough & Cold	4,506	2.3	4,798	3.3	(292)	(6.1)
Women's Health	700	0.4	518	0.3	182	35.1
Gastrointestinal	3,808	2.0	2,497	1.7	1,311	52.5
Eye & Ear Care	3,930	2.0	4,642	3.2	(712)	(15.3)
Dermatologicals	534	0.3	542	0.4	(8)	(1.5)
Oral Care	194	0.1	62	—	132	212.9
Other OTC	7	—	3	—	4	133.3
Total International OTC Healthcare	14,209	7.4	13,727	9.4	482	3.5

Total OTC Healthcare	169,860	88.4	124,160	85.2	45,700	36.8
Household Cleaning	22,272	11.6	21,542	14.8	730	3.4
Total Consolidated	$192,132	100.0	$145,702	100.0	$46,430	31.9
(*) % not meaningful

Total segment revenues for the three months ended June 30, 2015 were $192.1 million, an increase of $46.4 million, or 31.9%, versus the three months ended June 30, 2014. This increase was primarily related to an increase in the North American OTC Healthcare segment due to the acquisition of Insight and higher revenues from certain of our core OTC brands.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $45.2 million, or 40.9%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

This increase was primarily due to the acquisition of Insight, which contributed $42.5 million to the segment overall, including increases of $32.5 million, $5.7 million, $1.5 million, and $1.2 million in the women’s health, dermatologicals, eye & ear care, and cough & cold product groups, respectively. Although certain products in our cough & cold product group experienced growth, this was largely offset by declines in Pediacare, which continues to experience declines in revenues and market share due to increasing competition in the cough & cold market.

We continue to monitor whether events or conditions would indicate that the fair value of the intangible asset no longer exceeds the carrying value. Although we continue to believe that the fair values of our brands exceed their carrying values, sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

Additionally, in our women's health product group, a third-party manufacturer has failed to keep up with demand leading to product being temporarily out of stock, and therefore, we have begun utilizing an alternative manufacturer to supplement production, which we expect will eliminate out of stock issues in the future. We are also in the process of replacing the current supplier of the active ingredient (which will cease production late in the third quarter of calendar 2015) for certain products in the women's health product group. At this point, we have identified a number of alternative suppliers and expect to have a new supplier in place when necessary. Additionally, a third party manufacturer of our analgesics products has failed to keep up with demand from time to time leading to certain products being temporarily out of stock. If these supply issues are not resolved timely we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $0.5 million, or 3.5%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. This increase was primarily due to an increase of $1.3 million within the gastrointestinal product group during the three months ended June 30, 2015 versus the three months ended June 30, 2014. This increase was partially offset by a decrease of $0.7 million in the eye & ear care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $0.7 million, or 3.4%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. The increase was primarily due to increased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$58,126	37.3	$42,340	38.3	$15,786	37.3
International OTC Healthcare	5,290	37.2	5,078	37.0	212	4.2
Household Cleaning	16,480	74.0	16,418	76.2	62	0.4
	$79,896	41.6	$63,836	43.8	$16,060	25.2

Cost of sales increased $16.1 million, or 25.2%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. This increase was largely due to increased sales volume associated with the acquisitions of Insight and the Hydralyte brand. As a percentage of total revenue, cost of sales decreased to 41.6% in the three months ended June 30, 2015 from 43.8% in the three months ended June 30, 2014. This decrease in cost of sales as a percentage of revenues was primarily due to the favorable impact from lower cost of sales as a percentage of revenue in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $15.8 million, or 37.3%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales decreased to 37.3% during the three months ended June 30, 2015 from 38.3% during the three months ended June 30, 2014. The decrease in costs of sales as a percentage of revenues was primarily due to a favorable product mix in the North American OTC Healthcare segment. We anticipate increasing costs for certain of our products during the remainder of 2016 based on a manufacturer's notification to us. If we are unable to offset such cost increases by corresponding price increases, the increased costs could negatively impact our gross margins and results of operations.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $0.2 million, or 4.2%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. This increase was due to the acquisition of Hydralyte and an increase in overall sales volume. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment remained relatively consistent at 37.2% in the three months ended June 30, 2015 from 37.0% during the three months ended June 30, 2014.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.1 million, or 0.4%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.  As a percentage of Household Cleaning revenues, cost of sales decreased to 74.0% during the three months ended June 30, 2015 from 76.2% during the three months ended June 30, 2014. This decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$97,525	62.7	$68,093	61.7	$29,432	43.2
International OTC Healthcare	8,919	62.8	8,649	63.0	270	3.1
Household Cleaning	5,792	26.0	5,124	23.8	668	13.0
	$112,236	58.4	$81,866	56.2	$30,370	37.1

Gross profit for the three months ended June 30, 2015 increased $30.4 million, or 37.1%, when compared with the three months ended June 30, 2014.  As a percentage of total revenues, gross profit increased to 58.4% in the three months ended June 30, 2015 from 56.2% in the three months ended June 30, 2014. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins associated with the acquired Insight brands and Hydralyte.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $29.4 million, or 43.2%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent for the three months ended June 30, 2015 and 2014.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.3 million, or 3.1%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. This increase was due primarily to the acquisition of Hydralyte. As a percentage of International OTC Healthcare revenues, gross profit remained relatively consistent at 62.8% during the three months ended June 30, 2015 from 63.0% during the three months ended June 30, 2014.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $0.7 million, or 13.0%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.  As a percentage of Household Cleaning revenue, gross profit increased to 26.0% during the three months ended June 30, 2015 from 23.8% during the three months ended June 30, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to higher sales through certain distribution channels that have higher gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$74,330	47.8	$51,740	46.9	$22,590	43.7
International OTC Healthcare	6,196	43.6	6,310	46.0	(114)	(1.8)
Household Cleaning	5,288	23.7	4,720	21.9	568	12.0
	$85,814	44.7	$62,770	43.1	$23,044	36.7

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $23.0 million, or 36.7%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.  The contribution margin increase was primarily the result of the increased gross profit, offset by higher advertising and promotional expenses, mainly incurred for Insight, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $22.6 million, or 43.7%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. The contribution margin increase was primarily the result of the higher sales volumes primarily associated with the Insight acquisition and the resulting higher gross profit, partially offset by higher advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 47.8% during the three months ended June 30, 2015 from 46.9% during the three months ended June 30, 2014.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.1 million, or 1.8%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment decreased to 43.6% during the three months ended June 30, 2015 from 46.0% during the three months ended June 30, 2014. This decrease in contribution margin as a percentage of revenues was primarily related to an increase in advertising and promotion expenses during the three months ended June 30, 2015 versus June 30, 2014.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $0.6 million, or 12.0%, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment increased to 23.7% during the three months ended June 30, 2015 from 21.9% during the three months ended June 30, 2014. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $17.6 million for the three months ended June 30, 2015 versus $17.0 million for the three months ended June 30, 2014. The increase in general and administrative expenses was primarily due to higher compensation costs of $4.4 million as the result of increased headcount associated with the Insight acquisition, and higher information technology costs and legal and other professional costs of $0.4 million and $0.3 million, respectively. This increase was partially offset by a decrease in acquisition costs of $4.6 million related to the acquisition of Hydralyte during the first quarter of fiscal 2015.

Depreciation and Amortization
Depreciation and amortization expense was $5.7 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively. The increase in depreciation and amortization expense was due to higher intangible asset amortization in the current period related to the intangible assets acquired as a result of the Insight acquisition.

Interest Expense
Net interest expense was $21.9 million during the three months ended June 30, 2015 versus $14.7 million during the three months ended June 30, 2014. The increase in interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from approximately $1.0 billion during the three months ended June 30, 2014 to $1.6 billion during the three months ended June 30, 2015. The increase in average indebtedness outstanding is the result of additional borrowings under our term loan facility and revolving credit facility to fund our acquisition of Insight. The average cost of borrowing decreased to 5.5% for the three months ended June 30, 2015, from 6.0% for the three months ended June 30, 2014.

Income Taxes
The provision for income taxes during the three months ended June 30, 2015 was $14.0 million versus $11.4 million during the three months ended June 30, 2014.  The effective tax rate during the three months ended June 30, 2015 was 34.8% versus 40.6% during the three months ended June 30, 2014. The decrease in the effective tax rate for the three months ended June 30, 2015 was primarily due to the impact of certain non-deductible items related to acquisitions during the three months ended June 30, 2014. The decrease in the effective tax rate for the three months ended June 30, 2015 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year period and to favorable deductions related to stock options and equity awards that were realized in the current year period. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2016 is expected to be approximately 35.4%, excluding the impact of acquisitions and discrete items that may occur.

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

	Three Months ended June 30,
(In thousands)	2015	2014
Cash provided by (used in):
Operating Activities	$43,521	$29,671
Investing Activities	(436)	(78,487)
Financing Activities	(42,887)	36,056

Operating Activities
Net cash provided by operating activities was $43.5 million for the three months ended June 30, 2015 compared to $29.7 million for the three months ended June 30, 2014. The $13.8 million increase in net cash provided by operating activities was primarily due to an increase in non-cash charges of $9.9 million, an increase in net income of $9.4 million, offset partially by an increase in working capital of $5.5 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to increases in accounts receivable and inventories of $4.4 million and $1.8 million, respectively, and a decrease in accrued liabilities of $3.9 million. The increase in working capital was offset by an increase in accounts payable of $3.9 million and a decrease in prepaid expenses of $0.7 million.

Non-cash charges increased $9.9 for the three months ended June 30, 2015 from the three months ended June 30, 2014 million primarily due to the increase in deferred income taxes of $4.4 million, depreciation and amortization of $2.8 million, debt amortization and loss on debt extinguishment of $1.5 million and stock based compensation costs of $1.2 million.

Investing Activities
Net cash used in investing activities was $0.4 million for the three months ended June 30, 2015 compared to $78.5 million for the three months ended June 30, 2014. The decrease in net cash used in investing activities was primarily due to the use of cash for the acquisition of the Hydralyte brand in April 2014 of $78.0 million.

Financing Activities
Net cash used in financing activities was $42.9 million for the three months ended June 30, 2015 compared to net cash provided by financing activities of $36.1 million for the three months ended June 30, 2014.  The decrease was primarily due to an increase in payments of $25.0 million for the Term Loan, $5.0 million for the revolving credit agreement, and $4.1 million for debt origination costs. Additionally, the decrease was attributable to a decrease of $50 million in borrowings under our revolving credit agreement. The decreases were slightly offset by an increase in proceeds from the exercise of stock options of $5.0 million. Our outstanding indebtedness was $1,548.6 million at June 30, 2015 compared to $1,593.6 million at June 30, 2014.

Capital Resources

2012 Senior Notes, 2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") (i) issued senior unsecured notes in an aggregate principal amount of $250.0 million (the "2012 Senior Notes"), (ii) entered into a $660.0 million term loan facility (the "2012 Term Loan") with a seven-year maturity and a $50.0 million asset-based revolving credit facility (the "2012 ABL Revolver") with a five-year maturity, and (iii) repaid in full and canceled its then-existing credit facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs related to the 2012 Senior Notes, the 2012 Term Loan and the 2012 ABL Revolver, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes. The Borrower may redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc.

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
On September 3, 2014, the Borrower entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provided for (i) the creation of a new class of Term B-2 Loans in an aggregate principal amount of $720.0 million (the "Term B-2 Loans"), (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that was based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that was based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).
On May 8, 2015, the Borrower entered into Amendment No. 3 (the "Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the current outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on the Term B-3 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate, with a floor of 1.75%, plus a margin. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.

On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii)increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., or (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver.
On June 9, 2015, the Borrower entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date to five years from the effective date (to June 9, 2020). We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.3%.
2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of the senior unsecured notes. The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc. As a result of this issuance, in December 2013, we redeemed $201.7 million of our 8.25% senior notes due 2018 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
As of June 30, 2015, we had an aggregate of $1,548.6 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$852.5 million of borrowings under the Term B-3 Loans; and

•	$46.1 million of borrowings under the 2012 ABL Revolver.

As of June 30, 2015, we had $63.0 million of borrowing capacity under the 2012 ABL Revolver.

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

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either June 30, 2015 or March 31, 2015 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the

indentures governing the 2012 Senior Notes and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 8.00 to 1.0 for the quarter ended June 30, 2015 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At June 30, 2015, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2016. During the years ended March 31, 2015, 2014 and 2013, we made voluntary principal payments against outstanding indebtedness of $130.0 million, $157.5 million and $190.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million.

Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with Accounting Standards Update ("ASU") 2015-03. Prior to 2016, the Company's policy was to present these costs in other-long term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, which are currently presented as a direct deduction from the long-term debt liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three months ended June 30, 2015, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for the fiscal year ended March 31, 2015 was $53.2 million. For the three months ended June 30, 2015, our related promotional expense was $12.3 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2015, our sales and operating income would have been reduced by approximately $5.3 million.  Net income would have been adversely affected by approximately $3.4 million.  Similarly, had we underestimated the promotional program rate by 10% for the three months ended June 30, 2015, our sales and operating income would have been adversely affected by approximately $1.2 million.  Net income would have been adversely affected by approximately $0.8 million for the three months ended June 30, 2015.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2015, we had 341 coupon events.  The amount recorded against revenues and accrued for these events during 2015 was $5.2 million. Cash settlement of coupon redemptions during 2015 was $3.6 million.  During the three months ended June 30, 2015, we had 139 coupon events.  The amount recorded against revenue and accrued for these events during the three months ended June 30, 2015 was $2.1 million. Cash settlement of coupon redemptions during the three months ended June 30, 2015 was $0.3 million.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2015, 2014 and 2013, returns represented 4.2%, 2.2% and 2.9%, respectively, of gross sales.  For the three months June 30, 2015, product returns represented 4.1% of gross sales.  At June 30, 2015 and March 31, 2015, the allowance for sales returns was $8.5 million and $8.6 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.2% to 2.2% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2015 by approximately $0.8 million.  Net income would have been reduced by approximately $0.5 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three months ended June 30, 2015 would have reduced our reported sales and operating income by approximately $0.2 million. Net income would have been reduced by approximately $0.1 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.9 million for the fiscal year ended March 31, 2015, while for the three months ended June 30, 2015, we recorded obsolescence costs of $1.3 million.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2015 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2015 by approximately $0.4 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three months ended June 30, 2015 would have adversely affected each of our reported operating income and net income by less than$0.1 million.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 1.0% and 1.3% of accounts receivable at June 30, 2015 and March 31, 2015, respectively.  Bad debt expense for the fiscal year ended March 31, 2015 was approximately $0.1 million, while during the three months ended June 30, 2015, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2015 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three months ended June 30, 2015 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,420.7 million and $2,425.4 million at June 30, 2015 and March 31, 2015, respectively.  At June 30, 2015, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$263,716	$20,351	$6,800	$290,867

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	2,068	—	343,190
Cough & Cold	138,946	19,221	—	158,167
Women's Health	532,300	1,685	—	533,985
Gastrointestinal	213,639	60,801	—	274,440
Eye & Ear Care	172,319	—	—	172,319
Dermatologicals	217,227	1,991	—	219,218
Oral Care	61,438	—	—	61,438
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,676,991	85,766	110,272	1,873,029

Finite-lived:
Analgesics	9,781	—	—	9,781
Cough & Cold	77,578	627	—	78,205
Women's Health	37,609	309	—	37,918
Gastrointestinal	20,738	221	—	20,959
Eye & Ear Care	29,793	—	—	29,793
Dermatologicals	25,277	—	—	25,277
Oral Care	15,506	—	—	15,506
Other OTC	14,969	437	—	15,406
Household Cleaning	—	—	23,986	23,986
Total finite-lived intangible assets, net	231,251	1,594	23,986	256,831
Total intangible assets, net	1,908,242	87,360	134,258	2,129,860
Total goodwill and intangible assets, net	$2,171,958	$107,711	$141,058	$2,420,727

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
Consideration is given to the product innovation that has occurred during the brand's history and the potential for continued product innovation that will determine the brand's future.  Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of an intangible asset's value and useful life based on its analysis.  Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are not amortized.  They are also subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned to goodwill and intangible assets and tests for impairment.

We report goodwill and indefinite-lived intangible assets in three reportable segments: North American OTC Healthcare, International OTC Healthcare and Household Cleaning.  We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

Goodwill
As of February 28 and March 31, 2015, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, to estimate their respective fair values. In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions. In the event that the carrying value of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. No impairment charge was recorded during the three months ended June 30, 2015.

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

As a result of recent declines in revenues in Pediacare and in certain other brands, we continue to monitor whether events or conditions would indicate that the fair value of the intangible asset no longer exceeds the carrying value. Although we continue to believe that the fair values of our brands exceed their carrying values, sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the three months ended June 30, 2015.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $3.0 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure in scope inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact of adopting this prospective guidance on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As permitted by the guidance, we have early adopted these provisions, as of the beginning of our first quarter of 2016. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, which are currently presented as a direct deduction from the long-term debt liability.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. We are evaluating the impact of adopting this prospective guidance on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments in this update must be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 did not have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "goal," "future," "seek," "may," "should," "would," "will," “will be,” or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our inability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel and the transition to a new CEO and CFO;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

For more information, see “Risk Factors” contained in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2015, we had variable rate debt of approximately $852.5 million under our 2012 Term Loan and $46.1 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2015 of approximately $2.3 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2015 and 2014, approximately 11.4% and 13.8%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2015 and 2014. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.7 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2015 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015.

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

In addition, we could be required for a variety of reasons to initiate product recalls, which we are currently conducting for two products and have done on several other occasions. Any product recalls could have a material adverse effect on our business, financial condition and results from operations.

In addition, our failure to comply with FDA, FTC, EPA or any other federal and state regulations, or with similar regulations in foreign markets, that cover our product registration, product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties, litigation by private parties, or otherwise materially adversely affect the distribution and sale of our products, which could have a material adverse effect on our business, financial condition and results from operations. We are currently engaged in early-stage discussions with regulators regarding a product registration matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	—	—	n/a	n/a
May 1 to May 31, 2015	39,429	$41.66	n/a	n/a
June 1 to June 30, 2015	—	—	n/a	n/a
Total	39,429		n/a	n/a
(a) These purchases were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
The 2015 Annual Meeting of Stockholders of the Company was held on August 4, 2015. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2016 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald Lombardi	44,711,359	3,639,732	1,696,539
Gary Costley	47,994,379	356,712	1,696,539
John Byom	46,661,802	1,689,289	1,696,539
Charles Hinkaty	48,022,435	328,656	1,696,539
Sheila Hopkins	48,023,033	328,058	1,696,539
James Jenness	48,022,152	328,939	1,696,539
Carl Johnson	48,012,383	329,708	1,696,539

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2016.

For	Against	Abstentions
49,704,115	176,967	166,548

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
47,904,573	270,381	176,137	1,696,539

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 6, 2015	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

10.1
Amendment No. 4, dated as of June 9, 2015, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013, and that certain Incremental Amendment dated as of September 3, 2014), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender.

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