Form 10-Q
period 2015-09-30
Prestige Brands Holdings, Inc.
filed 2015-11-05
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒
As of October 30, 2015, there were 52,747,116 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues
Net sales	$205,262	$180,005	$396,549	$324,546
Other revenues	803	1,264	1,648	2,425
Total revenues	206,065	181,269	398,197	326,971

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	86,125	78,727	166,021	142,563
Gross profit	119,940	102,542	232,176	184,408

Operating Expenses
Advertising and promotion	27,893	25,044	54,315	44,140
General and administrative	16,462	27,128	34,051	44,134
Depreciation and amortization	5,687	3,852	11,407	6,813
Total operating expenses	50,042	56,024	99,773	95,087
Operating income	69,898	46,518	132,403	89,321

Other (income) expense
Interest income	(33)	(15)	(60)	(47)
Interest expense	20,700	18,208	42,611	32,893
Loss on extinguishment of debt	—	—	451	—
Total other expense	20,667	18,193	43,002	32,846
Income before income taxes	49,231	28,325	89,401	56,475
Provision for income taxes	17,428	11,862	31,425	23,280
Net income	$31,803	$16,463	$57,976	$33,195

Earnings per share:
Basic	$0.60	$0.32	$1.10	$0.64
Diluted	$0.60	$0.31	$1.09	$0.63

Weighted average shares outstanding:
Basic	52,803	52,088	52,676	52,023
Diluted	53,151	52,594	53,055	52,564

Comprehensive income, net of tax:
Currency translation adjustments	(11,079)	(10,830)	(11,484)	(8,104)
Total other comprehensive loss	(11,079)	(10,830)	(11,484)	(8,104)
Comprehensive income	$20,724	$5,633	$46,492	$25,091
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$22,152	$21,318
Accounts receivable, net	91,340	87,858
Inventories	77,137	74,000
Deferred income tax assets	8,273	8,097
Prepaid expenses and other current assets	6,877	10,434
Total current assets	205,779	201,707

Property and equipment, net	12,920	13,744
Goodwill	289,061	290,651
Intangible assets, net	2,117,669	2,134,700
Other long-term assets	1,462	1,165
Total Assets	$2,626,891	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$41,777	$46,115
Accrued interest payable	9,656	11,974
Other accrued liabilities	41,595	40,948
Total current liabilities	93,028	99,037

Long-term debt
Principal amount	1,503,600	1,593,600
Less unamortized debt costs	(31,736)	(32,327)
Long-term debt, net	1,471,864	1,561,273

Deferred income tax liabilities	373,764	351,569
Other long-term liabilities	2,480	2,464
Total Liabilities	1,941,136	2,014,343

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,053 shares at September 30, 2015 and 52,562 shares at March 31, 2015	530	525
Additional paid-in capital	439,861	426,584
Treasury stock, at cost - 306 shares at September 30, 2015 and 266 shares at March 31, 2015	(5,121)	(3,478)
Accumulated other comprehensive loss, net of tax	(34,896)	(23,412)
Retained earnings	285,381	227,405
Total Stockholders' Equity	685,755	627,624
Total Liabilities and Stockholders' Equity	$2,626,891	$2,641,967
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2015	2014
Operating Activities
Net income	$57,976	$33,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,407	6,815
Deferred income taxes	21,985	11,496
Amortization of debt origination costs	4,055	3,085
Stock-based compensation costs	5,034	3,403
Loss on extinguishment of debt	451	—
Loss (gain) on sale or disposal of property and equipment	(36)	56
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(3,918)	(8,363)
Inventories	(3,838)	7,264
Prepaid expenses and other current assets	3,436	3,114
Accounts payable	(4,519)	(5,647)
Accrued liabilities	(1,443)	2,640
Net cash provided by operating activities	90,590	57,058

Investing Activities
Purchases of property and equipment	(1,683)	(1,380)
Proceeds from the sale of property and equipment	344	—
Proceeds from sale of business	—	18,500
Acquisition of Insight Pharmaceuticals, less cash acquired	—	(749,666)
Acquisition of the Hydralyte brand	—	(77,991)
Net cash used in investing activities	(1,339)	(810,537)

Financing Activities
Term loan borrowings	—	720,000
Term loan repayments	(50,000)	(25,000)
Borrowings under revolving credit agreement	15,000	124,600
Repayments under revolving credit agreement	(55,000)	(58,500)
Payments of debt origination costs	(4,211)	(16,072)
Proceeds from exercise of stock options	6,398	2,757
Proceeds from restricted stock exercises	544	57
Excess tax benefits from share-based awards	1,850	1,030
Fair value of shares surrendered as payment of tax withholding	(2,187)	(1,660)
Net cash (used in) provided by financing activities	(87,606)	747,212

Effects of exchange rate changes on cash and cash equivalents	(811)	(316)
Increase (decrease) in cash and cash equivalents	834	(6,583)
Cash and cash equivalents - beginning of period	21,318	28,331
Cash and cash equivalents - end of period	$22,152	$21,748

Interest paid	$40,550	$27,349
Income taxes paid	$3,707	$4,716
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in these Consolidated Financial Statements.  In the opinion of management, these Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2016”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2016.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at September 30, 2015 are uninsured.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in business combinations is classified as goodwill.  Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment at the product group level, which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are comprised primarily of trademarks, are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives, typically ranging from 10 to 30 years.

Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may exceed their fair values and may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Debt Origination Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  Certain of these costs were recorded as deferred financing costs within long-term assets and others were recorded as a reduction to our long-term debt. These costs are amortized over the term of the related debt, using the effective interest method for our term loan facility and the straight-line method for our revolving credit facility. Effective April 1, 2015, in accordance with new accounting standards discussed below, we began reporting the costs related to our senior notes and the term loan facility as a reduction of debt. We continue to report the costs associated with our revolving credit facility as a long-term asset.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/

marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of a promotional program, the estimated amounts are adjusted to actual results.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $10.4 million and $19.1 million for the three and six months ended September 30, 2015, respectively, and $9.4 million and $17.1 million for the three and six months ended September 30, 2014, respectively.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. As a result, we have applied such guidance in determining our tax uncertainties.

We are subject to taxation in the United States and various state and foreign jurisdictions.

We classify penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Income and Comprehensive Income.

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options, and unvested restricted stock units, are included in the earnings per share calculation to the extent that they are dilutive.

Recently Issued Accounting Standards
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. To simplify the accounting for adjustment made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-16 is not expected to have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting

Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As permitted by the guidance, we have early adopted these provisions, as of the beginning of our first quarter of 2016. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, and such costs are now presented as a direct deduction from the long-term debt liability.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. The Insight brands are primarily included in our North American OTC Healthcare segment.

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

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at September 30, 2015 was 15.1 years.

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

(In thousands)	April 30, 2014

Inventories	$1,970
Property, plant and equipment, net	1,267
Goodwill	1,224
Intangible assets, net	73,580
Total assets acquired	78,041

Accrued expenses	38
Other long-term liabilities	12
Total liabilities assumed	50
Net assets acquired	$77,991

Based on this analysis, we allocated $73.6 million to non-amortizable intangible assets and no allocation was made to amortizable intangible assets.

We also recorded goodwill of $1.2 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	September 30, 2015	March 31, 2015
Components of Accounts Receivable
Trade accounts receivable	$99,324	$95,411
Other receivables	1,745	2,353
	101,069	97,764
Less allowances for discounts, returns and uncollectible accounts	(9,729)	(9,906)
Accounts receivable, net	$91,340	$87,858

4.	Inventories

Inventories consist of the following:

(In thousands)	September 30, 2015	March 31, 2015
Components of Inventories
Packaging and raw materials	$6,428	$7,588
Finished goods	70,709	66,412
Inventories	$77,137	$74,000

Inventories are carried and depicted above at the lower of cost or market value, which includes a reduction in inventory values of $3.5 million and $4.1 million at September 30, 2015 and March 31, 2015, respectively, related to obsolete and slow-moving inventory.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	September 30, 2015	March 31, 2015
Components of Property and Equipment
Machinery	$4,056	$4,743
Computer equipment	13,300	11,339
Furniture and fixtures	2,373	2,484
Leasehold improvements	7,336	7,134
	27,065	25,700
Accumulated depreciation	(14,145)	(11,956)
Property and equipment, net	$12,920	$13,744

We recorded depreciation expense of $1.2 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $2.5 million and $1.6 million for the six months ended September 30, 2015 and 2014, respectively.

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2015	$263,411	$20,440	$6,800	$290,651
Adjustments	305	—	—	305
Effects of foreign currency exchange rates	—	(1,895)	—	(1,895)
Balance — September 30, 2015	$263,716	$18,545	$6,800	$289,061

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $103.6 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed by $0.3 million for certain immaterial items that came to our attention subsequent to the date of acquisition. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment.

At February 28, 2015, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2015. As of September 30, 2015, there have been no triggering events that would indicate potential impairment of goodwill.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Totals
Gross Carrying Amounts
Balance — March 31, 2015	$1,873,404	$358,066	$2,231,470
Effects of foreign currency exchange rates	(7,988)	(129)	(8,117)
Balance — September 30, 2015	1,865,416	357,937	2,223,353

Accumulated Amortization
Balance — March 31, 2015	—	96,770	96,770
Additions	—	8,933	8,933
Effects of foreign currency exchange rates	—	(19)	(19)
Balance — September 30, 2015	—	105,684	105,684

Intangible assets, net - September 30, 2015	$1,865,416	$252,253	$2,117,669

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,676,991	$227,627	$1,904,618
International OTC Healthcare	78,153	1,076	79,229
Household Cleaning	110,272	23,550	133,822
Intangible assets, net - September 30, 2015	$1,865,416	$252,253	$2,117,669

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our preliminary analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our preliminary analysis. Furthermore, on September 3, 2014, we sold one of the brands that we acquired from Insight, for which we had allocated $17.7 million to intangible assets.

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

We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. We also considered our market capitalization at February 28, 2015, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

As a result of recent declines in revenues in Pediacare and in certain other brands, we continue to monitor whether events or conditions would indicate that the fair value of the intangible asset no longer exceeds the carrying value. Although we continue to believe that the fair values of our brands exceed their carrying values, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

The weighted average remaining life for finite-lived intangible assets at September 30, 2015 was approximately 14.1 years, and the amortization expense for the three and six months ended September 30, 2015 was $4.4 million and $8.9 million, respectively. At September 30, 2015, finite-lived intangible assets are being amortized over a period of 10 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2016 (Remaining six months ending March 31, 2016)	$8,933
2017	17,867
2018	17,867
2019	17,867
2020	17,867
Thereafter	171,852
$252,253

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2015	March 31, 2015

Accrued marketing costs	$20,909	$16,903
Accrued compensation costs	4,655	8,840
Accrued broker commissions	1,082	1,134
Income taxes payable	2,936	2,642
Accrued professional fees	2,214	2,769
Deferred rent	945	1,021
Accrued production costs	5,170	5,610
Accrued lease termination costs	607	669
Other accrued liabilities	3,077	1,360
	$41,595	$40,948

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
On May 8, 2015, the Borrower entered into Amendment No. 3 (the "Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on the Term B-3 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate, with a floor of 1.75%, plus a margin. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the six months ended September 30, 2015, the average interest rate on the 2012 Term Loan was 4.6%.

Under the 2012 Term Loan, we were originally required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million. Since we have previously made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2019.

On September 3, 2014, the Borrower entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., or (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver.

On June 9, 2015, the Borrower entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.2%.
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

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At September 30, 2015, we were in compliance with the covenants under our long-term indebtedness.

Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with ASU 2015-03. Prior to 2016, the Company's policy was to present these costs in other-long term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, and such costs are now presented as a direct deduction from the long-term debt liability.

At September 30, 2015, we had an aggregate of $31.7 million of unamortized debt costs, the total of which is comprised of $7.9 million related to the 2012 Senior Notes, $5.9 million related to the 2013 Senior Notes and $17.9 million related to the 2012 Term Loan.

As of September 30, 2015, we had $26.1 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $87.2 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2015	March 31, 2015
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	827,500	877,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	26,100	66,100
Total long-term debt (including current portion)	1,503,600	1,593,600
Current portion of long-term debt	—	—
Long-term debt	1,503,600	1,593,600
Less: unamortized debt costs	(31,736)	(32,327)
Long-term debt, net	$1,471,864	$1,561,273

As of September 30, 2015, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2016 (remaining six months ending March 31, 2016)	$—
2017	—
2018	—
2019	6,969
2020	258,525
Thereafter	1,238,106
$1,503,600

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2013 Senior Notes, the 2012 Senior Notes, the Term B-3 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At September 30, 2015 and March 31, 2015, we did not have any assets or liabilities measured in Level 1 or 3. During the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At September 30, 2015 and March 31, 2015, the carrying value of our 2013 Senior Notes was $400.0 million. The fair value of our 2013 Senior Notes was $391.0 million and $405.0 million at September 30, 2015 and March 31, 2015, respectively.

At September 30, 2015 and March 31, 2015, the carrying value of our 2012 Senior Notes was $250.0 million. The fair value of our 2012 Senior Notes was $263.8 million and $268.1 million at September 30, 2015 and March 31, 2015, respectively.

At September 30, 2015 and March 31, 2015, the carrying value of the Term B-3 Loans was $827.5 million and $877.5 million, respectively. The fair value of the Term B-3 Loans was $827.5 million and $880.5 million at September 30, 2015 and March 31, 2015, respectively.

At September 30, 2015 and March 31, 2015, the carrying value of the 2012 ABL Revolver was $26.1 million and $66.1 million, respectively. The fair value of the 2012 ABL revolver was $26.0 million and $65.7 million at September 30, 2015 and March 31, 2015, respectively.

11.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2015.

During the three and six months ended September 30, 2015, we repurchased 0 shares and 39,429 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. During the three and six months ended September 30, 2014, we repurchased 13,924 shares and 47,664 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the six months ended September 30, 2015 and 2014 were at an average price of $41.66 and $33.63, respectively. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.
AOCI consisted of the following at September 30, 2015 and March 31, 2015:

	September 30,	March 31,
(In thousands)	2015	2015
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(34,896)	$(23,412)
Accumulated other comprehensive loss, net of tax	$(34,896)	$(23,412)

13.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options, and restricted stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator
Net income	$31,803	$16,463	$57,976	$33,195

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,803	52,088	52,676	52,023
Dilutive effect of unvested restricted stock units and options issued to employees and directors	348	506	379	541
Denominator for diluted earnings per share	53,151	52,594	53,055	52,564

Earnings per Common Share:
Basic net earnings per share	$0.60	$0.32	$1.10	$0.64

Diluted net earnings per share	$0.60	$0.31	$1.09	$0.63

For the three months ended September 30, 2015 and 2014, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2015 and 2014, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14.	Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, the stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any 12-month period from 1.0 million to 2.5 million shares, and extended the term of the Plan by ten years to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and six months ended September 30, 2015, pre-tax share-based compensation costs charged against income were $2.0 million and $5.0 million, respectively, and the related income tax benefit recognized was $0.7 million and $1.8 million, respectively. During the three and six months ended September 30, 2014, pre-tax share-based compensation costs charged against income were $1.5 million and $3.4 million, respectively, and the related income tax benefit recognized was $0.5 million and $1.2 million, respectively.

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

On May 11, 2015, the Compensation Committee of our Board of Directors (the "Compensation Committee") granted 185,904 restricted stock units and stock options to acquire 186,302 shares of our common stock to certain executive officers and employees under the Plan. Of those grants, 163,404 restricted stock units vest in their entirety on the three-year anniversary of the date of grant and 22,500 restricted stock units vest 33.3% per year over three years. Upon vesting, the units will be settled in shares of our common stock. The stock options vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $41.44 per share, which is equal to the closing price of our common stock on the date of grant. On July 1, 2015, the Compensation Committee granted 2,841 restricted stock units, which vest on the three-year anniversary of the date of grant, and stock options to acquire 13,861 shares of our common stock to certain employees under the Plan. The stock options vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $46.58 per share, which is equal to the closing price of our common stock on the date of grant.

Restricted Shares

Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted stock units, unless otherwise accelerated by the Compensation Committee of the Board of Directors. The restricted stock units granted to directors vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. Upon vesting, the units will be settled in shares of our common stock.

Each of our six independent members of the Board of Directors received a grant of 2,075 restricted stock units on August 4, 2015 under the Plan. Additionally, on May 11, 2015, the Compensation Committee granted 362 restricted stock units to a newly appointed Board member. The restricted stock units vest on the one year anniversary of the date of grant and will be settled by delivery to the director of one share of common stock of the Company for each vested restricted stock unit promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value during the six months ended September 30, 2015 and 2014 was $42.20 and $33.30, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2014
Vested and nonvested at March 31, 2014	437.5	$16.76
Granted	104.4	33.30
Vested and issued	(120.7)	13.34
Forfeited	(14.4)	20.78
Vested and nonvested at September 30, 2014	406.8	21.88
Vested at September 30, 2014	76.6	11.62

Six months ended September 30, 2015
Vested and nonvested at March 31, 2015	362.3	$22.74
Granted	259.5	42.20
Vested and issued	(153.6)	18.16
Forfeited	(1.4)	33.50
Vested and nonvested at September 30, 2015	466.8	35.03
Vested at September 30, 2015	69.8	14.76

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan. Termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination of employment, subject to the terms in the Plan.

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

The weighted-average grant-date fair values of the options granted during the six months ended September 30, 2015 and 2014 was $17.10 and $15.93, respectively.

	Six Months Ended September 30,
	2015	2014
Expected volatility	40.2%	47.3%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	1.7%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2014:
Outstanding at March 31, 2014	994.9	$15.24
Granted	307.5	33.50
Exercised	(284.4)	9.70
Forfeited or expired	(32.5)	25.61
Outstanding at September 30, 2014	985.5	22.19	8.0	$10,364
Exercisable at September 30, 2014	416.0	14.31	6.8	7,514

Six months ended September 30, 2015:
Outstanding at March 31, 2015	871.2	$23.40
Granted	200.1	41.80
Exercised	(336.9)	18.99
Forfeited or expired	(2.1)	38.16
Outstanding at September 30, 2015	732.3	30.42	8.1	$10,816
Exercisable at September 30, 2015	319.5	21.91	7.0	7,430

The aggregate intrinsic value of options exercised in the six months ended September 30, 2015 was $8.3 million.

At September 30, 2015, there were $13.3 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.2 years.  The total fair value of options and restricted shares vested during the six months ended September 30, 2015 and 2014 was $6.5 million and $4.2 million, respectively.  For the six months ended September 30, 2015 and 2014, cash received from the exercise of stock options was $6.4 million and $2.8 million, respectively, and we realized $2.0 million and $1.8 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At September 30, 2015, there were 2.6 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 35.4% and 41.9% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rates used in the calculation of income taxes were 35.2% and 41.2% for the six months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2015 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year period and to favorable tax deductions related to stock options and equity awards that were realized in the current year period.

At September 30, 2015, 100% owned subsidiaries of the Company had net operating loss carryforwards of approximately $44.6 million, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020.  The net operating loss carryforwards are subject to an annual limitation as to usage of approximately $33.6 million pursuant to Internal Revenue Code Section 382. The Company expects to utilize all of the net operating loss carryforwards before they expire.

The balance in our uncertain tax liability was $3.4 million at September 30, 2015 and March 31, 2015. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

16. Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not be material to our financial condition or results of operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York, Wyoming, and other locations, which expire at various dates through fiscal 2021. These amounts have been included in the table below.

The following summarizes future minimum lease payments for our operating leases as of September 30, 2015 (a):

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2016 (Remaining six months ending March 31, 2016)	$887	$95	$982
2017	1,861	77	1,938
2018	1,871	—	1,871
2019	1,864	—	1,864
2020	1,695	—	1,695
Thereafter	770	—	770
	$8,948	$172	$9,120
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.3 million due in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

(In thousands)	September 30, 2015	March 31, 2015
Minimum lease payments	$9,120	$9,957
Less: Sublease rentals	(1,283)	(1,401)
	$7,837	$8,556

Rent expense for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.3 million, respectively.
Rent expense for the six months ended September 30, 2015 and 2014 was $0.8 million and $0.7 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2016 (Remaining six months ending March 31, 2016)	533
2017	1,044
2018	1,013
2019	982
2020	560
Thereafter	—
$4,132

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three and six months ended September 30, 2015, approximately 41.7% and 42.8%, respectively, of our total revenues were derived from our five top selling brands.  During the three and six months ended September 30, 2014, approximately 40.6% and 41.2%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 19.6% and 19.7%, respectively, of our gross revenues for the three and six months ended September 30, 2015, and approximately 17.0% and 18.0%, respectively, of our gross revenues for the three and six months ended September 30, 2014. Our next largest customer accounted for approximately 10.0% and 9.7%, respectively, of gross revenues for the three and six months ended September 30, 2015. At September 30, 2015, approximately 20.9% of accounts receivable were owed by Walmart.

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

At September 30, 2015, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 48 manufacturers that produced items that accounted for approximately 81.3% of gross sales for the six months ended September 30, 2015. At September 30, 2014, we had relationships with 101 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 77.4% of gross sales for the six months ended September 30, 2014. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$165,407	$17,433	$23,894	$206,734
Elimination of intersegment revenues	(1,472)	—	—	(1,472)
Third-party segment revenues	163,935	17,433	23,894	205,262
Other revenues	6	—	797	803
Total segment revenues	163,941	17,433	24,691	206,065
Cost of sales	61,499	6,092	18,534	86,125
Gross profit	102,442	11,341	6,157	119,940
Advertising and promotion	24,440	2,777	676	27,893
Contribution margin	$78,002	$8,564	$5,481	92,047
Other operating expenses				22,149
Operating income				69,898
Other expense				20,667
Income before income taxes				49,231
Provision for income taxes				17,428
Net income				$31,803

	Six Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$321,746	$31,642	$45,361	$398,749
Elimination of intersegment revenues	(2,200)	—	—	(2,200)
Third-party segment revenues	319,546	31,642	45,361	396,549
Other revenues	46	—	1,602	1,648
Total segment revenues	319,592	31,642	46,963	398,197
Cost of sales	119,625	11,382	35,014	166,021
Gross profit	199,967	20,260	11,949	232,176
Advertising and promotion	47,635	5,500	1,180	54,315
Contribution margin	$152,332	$14,760	$10,769	177,861
Other operating expenses				45,458
Operating income				132,403
Other expense				43,002
Income before income taxes				89,401
Provision for income taxes				31,425
Net income				$57,976

	Three Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$138,318	$17,151	$25,246	$180,715
Elimination of intersegment revenues	(710)	—	—	(710)
Third-party segment revenues	137,608	17,151	25,246	180,005
Other revenues	150	23	1,091	1,264
Total segment revenues	137,758	17,174	26,337	181,269
Cost of sales	52,186	6,601	19,940	78,727
Gross profit	85,572	10,573	6,397	102,542
Advertising and promotion	21,441	3,036	567	25,044
Contribution margin	$64,131	$7,537	$5,830	77,498
Other operating expenses				30,980
Operating income				46,518
Other expense				18,193
Income before income taxes				28,325
Provision for income taxes				11,862
Net income				$16,463

	Six Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$249,291	$30,843	$45,839	$325,973
Elimination of intersegment revenues	(1,427)	—	—	(1,427)
Third-party segment revenues	247,864	30,843	45,839	324,546
Other revenues	327	58	2,040	2,425
Total segment revenues	248,191	30,901	47,879	326,971
Cost of sales	94,526	11,679	36,358	142,563
Gross profit	153,665	19,222	11,521	184,408
Advertising and promotion	37,794	5,375	971	44,140
Contribution margin	$115,871	$13,847	$10,550	140,268
Other operating expenses				50,947
Operating income				89,321
Other expense				32,846
Income before income taxes				56,475
Provision for income taxes				23,280
Net income				$33,195

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,694	$688	$—	$30,382
Cough & Cold	24,456	4,746	—	29,202
Women's Health	33,607	804	—	34,411
Gastrointestinal	19,061	5,342	—	24,403
Eye & Ear Care	22,690	5,051	—	27,741
Dermatologicals	23,197	611	—	23,808
Oral Care	9,733	189	—	9,922
Other OTC	1,503	2	—	1,505
Household Cleaning	—	—	24,691	24,691
Total segment revenues	$163,941	$17,433	$24,691	$206,065

	Six Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$56,542	$1,218	$—	$57,760
Cough & Cold	44,215	9,252	—	53,467
Women's Health	66,515	1,504	—	68,019
Gastrointestinal	39,381	9,150	—	48,531
Eye & Ear Care	47,022	8,981	—	56,003
Dermatologicals	43,292	1,145	—	44,437
Oral Care	19,710	383	—	20,093
Other OTC	2,915	9	—	2,924
Household Cleaning	—	—	46,963	46,963
Total segment revenues	$319,592	$31,642	$46,963	$398,197

	Three Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,072	$792	$—	$29,864
Cough & Cold	24,771	5,461	—	30,232
Women's Health	9,119	658	—	9,777
Gastrointestinal	21,075	5,420	—	26,495
Eye & Ear Care	21,405	4,028	—	25,433
Dermatologicals	17,460	687	—	18,147
Oral Care	12,934	127	—	13,061
Other OTC	1,922	1	—	1,923
Household Cleaning	—	—	26,337	26,337
Total segment revenues	$137,758	$17,174	$26,337	$181,269

	Six Months Ended September 30, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$54,103	$1,457	$—	$55,560
Cough & Cold	44,814	10,259	—	55,073
Women's Health	9,487	1,176	—	10,663
Gastrointestinal	41,713	7,917	—	49,630
Eye & Ear Care	42,130	8,670	—	50,800
Dermatologicals	29,720	1,229	—	30,949
Oral Care	23,121	189	—	23,310
Other OTC	3,103	4	—	3,107
Household Cleaning	—	—	47,879	47,879
Total segment revenues	$248,191	$30,901	$47,879	$326,971

During the three months ended September 30, 2015 and 2014, approximately 85.8% and 82.7%, respectively, of our total segment revenues were from customers in the United States. During the six months ended September 30, 2015 and 2014, approximately 86.5% and 83.5%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended September 30, 2015, our Canada and Australia sales accounted for approximately 5.5% and 6.8%, respectively, of our total segment revenues, while during the three months ended September 30, 2014, approximately 7.4% and 8.1%, respectively, of our total segment revenues were attributable to sales to Canada and Australia. During the six months ended September 30, 2015, our Canada and Australia sales accounted for approximately 5.3% and 6.3%, respectively, of our total segment revenues, while during the six months ended September 30, 2014, approximately 6.6% and 7.6%, respectively, of our total segment revenues were attributable to sales to Canada and Australia.

At September 30, 2015, approximately 95.9% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.1% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$263,716	$18,545	$6,800	$289,061

Intangible assets
Indefinite-lived	1,676,991	78,153	110,272	1,865,416
Finite-lived	227,627	1,076	23,550	252,253
Intangible assets, net	1,904,618	79,229	133,822	2,117,669
Total	$2,168,334	$97,774	$140,622	$2,406,730

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of September 30, 2015 and March 31, 2015, Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended September 30, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2015 and 2014. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,957	$164,772	$14,005	$(1,472)	$205,262
Other revenues	—	79	798	543	(617)	803
Total revenues	—	28,036	165,570	14,548	(2,089)	206,065

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,868	72,120	4,952	(1,815)	86,125
Gross profit	—	17,168	93,450	9,596	(274)	119,940

Operating Expenses
Advertising and promotion	—	3,204	21,933	2,756	—	27,893
General and administrative	1,199	1,300	12,912	1,051	—	16,462
Depreciation and amortization	1,030	147	4,447	63	—	5,687
Total operating expenses	2,229	4,651	39,292	3,870	—	50,042
Operating income (loss)	(2,229)	12,517	54,158	5,726	(274)	69,898

Other (income) expense
Interest income	(12,161)	(21,607)	(1,169)	(126)	35,030	(33)
Interest expense	8,964	20,303	25,294	1,169	(35,030)	20,700
Equity in (income) loss of subsidiaries	(31,441)	(19,746)	(3,385)	—	54,572	—
Total other (income) expense	(34,638)	(21,050)	20,740	1,043	54,572	20,667
Income (loss) before income taxes	32,409	33,567	33,418	4,683	(54,846)	49,231
Provision for income taxes	606	4,892	10,632	1,298	—	17,428
Net income (loss)	$31,803	$28,675	$22,786	$3,385	$(54,846)	$31,803

Comprehensive income, net of tax:
Currency translation adjustments	(11,079)	(11,079)	(11,079)	(11,079)	33,237	(11,079)
Total other comprehensive income (loss)	(11,079)	(11,079)	(11,079)	(11,079)	33,237	(11,079)
Comprehensive income (loss)	$20,724	$17,596	$11,707	$(7,694)	$(21,609)	$20,724

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$55,840	$317,296	$25,613	$(2,200)	$396,549
Other revenues	—	175	1,617	1,041	(1,185)	1,648
Total revenues	—	56,015	318,913	26,654	(3,385)	398,197

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	21,309	138,498	9,360	(3,146)	166,021
Gross profit	—	34,706	180,415	17,294	(239)	232,176

Operating Expenses
Advertising and promotion	—	5,721	43,161	5,433	—	54,315
General and administrative	2,514	3,855	24,863	2,819	—	34,051
Depreciation and amortization	2,019	293	8,892	203	—	11,407
Total operating expenses	4,533	9,869	76,916	8,455	—	99,773
Operating income (loss)	(4,533)	24,837	103,499	8,839	(239)	132,403

Other (income) expense
Interest income	(24,210)	(43,015)	(2,389)	(238)	69,792	(60)
Interest expense	17,454	42,211	50,349	2,389	(69,792)	42,611
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in (income) loss of subsidiaries	(56,747)	(36,701)	(4,835)	—	98,283	—
Total other (income) expense	(63,503)	(37,054)	43,125	2,151	98,283	43,002
Income (loss) before income taxes	58,970	61,891	60,374	6,688	(98,522)	89,401
Provision for income taxes	994	8,917	19,661	1,853	—	31,425
Net income (loss)	$57,976	$52,974	$40,713	$4,835	$(98,522)	$57,976

Comprehensive income, net of tax:
Currency translation adjustments	(11,484)	(11,484)	(11,484)	(11,484)	34,452	(11,484)
Total other comprehensive income (loss)	(11,484)	(11,484)	(11,484)	(11,484)	34,452	(11,484)
Comprehensive income (loss)	$46,492	$41,490	$29,229	$(6,649)	$(64,070)	$46,492

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,167	$138,336	$15,212	$(710)	$180,005
Other revenues	—	95	1,241	436	(508)	1,264
Total revenues	—	27,262	139,577	15,648	(1,218)	181,269

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,426	64,812	5,767	(2,278)	78,727
Gross profit	—	16,836	74,765	9,881	1,060	102,542

Operating Expenses
Advertising and promotion	—	2,699	19,311	3,034	—	25,044
General and administrative	1,109	3,441	20,329	2,249	—	27,128
Depreciation and amortization	870	145	2,729	108	—	3,852
Total operating expenses	1,979	6,285	42,369	5,391	—	56,024
Operating income (loss)	(1,979)	10,551	32,396	4,490	1,060	46,518

Other (income) expense
Interest income	(12,245)	(16,719)	(1,760)	(11)	30,720	(15)
Interest expense	8,629	18,208	20,333	1,758	(30,720)	18,208
Equity in (income) loss of subsidiaries	(17,577)	(9,825)	(1,870)	—	29,272	—
Total other (income) expense	(21,193)	(8,336)	16,703	1,747	29,272	18,193
Income (loss) before income taxes	19,214	18,887	15,693	2,743	(28,212)	28,325
Provision for income taxes	2,751	3,262	4,976	873	—	11,862
Net income (loss)	$16,463	$15,625	$10,717	$1,870	$(28,212)	$16,463

Comprehensive income, net of tax:
Currency translation adjustments	(10,830)	(10,830)	(10,830)	(10,830)	32,490	(10,830)
Total other comprehensive income (loss)	(10,830)	(10,830)	(10,830)	(10,830)	32,490	(10,830)
Comprehensive income (loss)	$5,633	$4,795	$(113)	$(8,960)	$4,278	$5,633

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$52,577	$247,234	$26,163	$(1,428)	$324,546
Other revenues	—	225	2,340	838	(978)	2,425
Total revenues	—	52,802	249,574	27,001	(2,406)	326,971

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	19,874	115,327	9,790	(2,428)	142,563
Gross profit	—	32,928	134,247	17,211	22	184,408

Operating Expenses
Advertising and promotion	—	5,388	33,377	5,375	—	44,140
General and administrative	2,254	5,914	29,319	6,647	—	44,134
Depreciation and amortization	1,512	290	4,818	193	—	6,813
Total operating expenses	3,766	11,592	67,514	12,215	—	95,087
Operating income (loss)	(3,766)	21,336	66,733	4,996	22	89,321

Other (income) expense
Interest income	(24,378)	(30,944)	(2,522)	(40)	57,837	(47)
Interest expense	17,177	32,893	38,138	2,522	(57,837)	32,893
Equity in (income) loss of subsidiaries	(33,256)	(20,723)	(911)	—	54,890	—
Total other (income) expense	(40,457)	(18,774)	34,705	2,482	54,890	32,846
Income (loss) before income taxes	36,691	40,110	32,028	2,514	(54,868)	56,475
Provision for income taxes	3,496	6,979	11,202	1,603	—	23,280
Net income (loss)	$33,195	$33,131	$20,826	$911	$(54,868)	$33,195

Comprehensive income, net of tax:
Currency translation adjustments	(8,104)	(8,104)	(8,104)	(8,104)	24,312	(8,104)
Total other comprehensive income (loss)	(8,104)	(8,104)	(8,104)	(8,104)	24,312	(8,104)
Comprehensive income (loss)	$25,091	$25,027	$12,722	$(7,193)	$(30,556)	$25,091

Condensed Consolidating Balance Sheet
September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$10,554	$—	$—	$11,598	$—	$22,152
Accounts receivable, net	—	12,810	70,300	8,230	—	91,340
Inventories	—	9,684	62,371	6,467	(1,385)	77,137
Deferred income tax assets	281	750	6,863	379	—	8,273
Prepaid expenses and other current assets	2,565	543	3,078	691	—	6,877
Total current assets	13,400	23,787	142,612	27,365	(1,385)	205,779

Property and equipment, net	9,918	243	2,210	549	—	12,920
Goodwill	—	66,007	204,510	18,544	—	289,061
Intangible assets, net	—	192,057	1,846,203	79,409	—	2,117,669
Other long-term assets	—	1,462	—	—	—	1,462
Intercompany receivables	1,224,520	2,539,960	822,065	10,880	(4,597,425)	—
Investment in subsidiary	1,588,050	1,253,751	61,703	—	(2,903,504)	—
Total Assets	$2,835,888	$4,077,267	$3,079,303	$136,747	$(7,502,314)	$2,626,891

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,254	$7,453	$29,846	$2,224	$—	$41,777
Accrued interest payable	—	9,656	—	—	—	9,656
Other accrued liabilities	7,875	2,377	27,132	4,211	—	41,595
Total current liabilities	10,129	19,486	56,978	6,435	—	93,028

Long-term debt
Principal amount	—	1,503,600	—	—	—	1,503,600
Less unamortized debt costs	—	(31,736)	—	—	—	(31,736)
Long-term debt, net	—	1,471,864	—	—	—	1,471,864

Deferred income tax liabilities	—	59,368	314,376	20	—	373,764
Other long-term liabilities	—	—	2,333	147	—	2,480
Intercompany payables	2,140,004	1,007,264	1,377,646	72,511	(4,597,425)	—
Total Liabilities	2,150,133	2,557,982	1,751,333	79,113	(4,597,425)	1,941,136

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	439,861	1,280,947	1,131,578	74,031	(2,486,556)	439,861
Treasury stock, at cost	(5,121)	—	—	—	—	(5,121)
Accumulated other comprehensive income (loss), net of tax	(34,896)	(34,896)	(34,896)	(34,896)	104,688	(34,896)
Retained earnings (accumulated deficit)	285,381	273,234	231,288	18,499	(523,021)	285,381
Total Stockholders' Equity	685,755	1,519,285	1,327,970	57,634	(2,904,889)	685,755
Total Liabilities and Stockholders' Equity	$2,835,888	$4,077,267	$3,079,303	$136,747	$(7,502,314)	$2,626,891

Condensed Consolidating Balance Sheet
March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,387	$—	$—	$9,931	$—	$21,318
Accounts receivable, net	—	14,539	66,523	6,796	—	87,858
Inventories	—	8,667	60,297	6,182	(1,146)	74,000
Deferred income tax assets	452	674	6,497	474	—	8,097
Prepaid expenses and other current assets	5,731	141	3,804	758	—	10,434
Total current assets	17,570	24,021	137,121	24,141	(1,146)	201,707

Property and equipment, net	10,726	175	2,207	636	—	13,744
Goodwill	—	66,007	204,205	20,439	—	290,651
Intangible assets, net	—	192,325	1,854,798	87,577	—	2,134,700
Other long-term assets	—	1,165	—	—	—	1,165
Intercompany receivables	1,210,017	2,607,054	668,169	8,764	(4,494,004)	—
Investment in subsidiary	1,545,575	1,228,535	65,564	—	(2,839,674)	—
Total Assets	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,959	$6,829	$32,898	$4,429	$—	$46,115
Accrued interest payable	—	11,974	—	—	—	11,974
Other accrued liabilities	10,378	1,153	25,795	3,622	—	40,948
Total current liabilities	12,337	19,956	58,693	8,051	—	99,037

Long-term debt
Principal amount	—	1,593,600	—	—	—	1,593,600
Less unamortized debt costs	—	(32,327)	—	—	—	(32,327)
Long-term debt, net	—	1,561,273	—	—	—	1,561,273

Deferred income tax liabilities	—	59,038	292,504	27	—	351,569
Other long-term liabilities	—	—	2,293	171	—	2,464
Intercompany payables	2,143,927	1,001,219	1,279,833	69,025	(4,494,004)	—
Total Liabilities	2,156,264	2,641,486	1,633,323	77,274	(4,494,004)	2,014,343

Stockholders' Equity
Common stock	525	—	—	—	—	525
Additional paid-in capital	426,584	1,280,948	1,131,578	74,031	(2,486,557)	426,584
Treasury stock, at cost	(3,478)	—	—	—	—	(3,478)
Accumulated other comprehensive income (loss), net of tax	(23,412)	(23,412)	(23,412)	(23,412)	70,236	(23,412)
Retained earnings (accumulated deficit)	227,405	220,260	190,575	13,664	(424,499)	227,405
Total Stockholders' Equity	627,624	1,477,796	1,298,741	64,283	(2,840,820)	627,624
Total Liabilities and Stockholders' Equity	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$57,976	$52,974	$40,713	$4,835	$(98,522)	$57,976
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,019	293	8,892	203	—	11,407
Deferred income taxes	171	254	21,506	54	—	21,985
Amortization of debt origination costs	—	4,055	—	—	—	4,055
Stock-based compensation costs	4,993	—	—	41	—	5,034
Loss on extinguishment of debt	—	451	—	—	—	451
Loss (gain) on sale or disposal of property and equipment	—	—	—	(36)	—	(36)
Equity in income of subsidiaries	(56,747)	(36,701)	(4,835)	—	98,283	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1,729	(3,550)	(2,097)	—	(3,918)
Inventories	—	(1,017)	(2,177)	(883)	239	(3,838)
Prepaid expenses and other current assets	3,166	(402)	660	12	—	3,436
Accounts payable	269	624	(3,343)	(2,069)	—	(4,519)
Accrued liabilities	(2,503)	(1,094)	1,012	1,142	—	(1,443)
Net cash provided by operating activities	9,344	21,166	58,878	1,202	—	90,590

Investing Activities
Purchases of property and equipment	(1,107)	(93)	(103)	(380)	—	(1,683)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Net cash used in investing activities	(1,107)	(93)	(103)	(36)	—	(1,339)

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit agreement	—	15,000	—	—	—	15,000
Repayments under revolving credit agreement	—	(55,000)	—	—	—	(55,000)
Payments of debt origination costs	—	(4,211)	—	—	—	(4,211)
Proceeds from exercise of stock options	6,398	—	—	—	—	6,398
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,850	—	—	—	—	1,850
Fair value of shares surrendered as payment of tax withholding	(2,187)	—	—	—	—	(2,187)
Intercompany activity, net	(15,675)	73,138	(58,775)	1,312	—	—
Net cash (used in) provided by financing activities	(9,070)	(21,073)	(58,775)	1,312	—	(87,606)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(811)	—	(811)
(Decrease) increase in cash and cash equivalents	(833)	—	—	1,667	—	834
Cash and cash equivalents - beginning of period	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of period	$10,554	$—	$—	$11,598	$—	$22,152

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$33,195	$33,131	$20,826	$911	$(54,868)	$33,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,512	290	4,818	195	—	6,815
Deferred income taxes	(879)	1,351	11,084	(60)	—	11,496
Amortization of debt origination costs	—	3,085	—	—	—	3,085
Stock-based compensation costs	3,403	—	—	—	—	3,403
Loss (gain) on sale or disposal of property and equipment	—	—	—	56	—	56
Equity in income of subsidiaries	(33,256)	(20,723)	(911)	—	54,890	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	466	(107)	(4,496)	(4,226)	—	(8,363)
Inventories	—	4,691	1,857	738	(22)	7,264
Prepaid expenses and other current assets	5,163	(241)	(1,718)	(90)	—	3,114
Accounts payable	(2,332)	1,850	(6,997)	1,832	—	(5,647)
Accrued liabilities	(1,321)	3,313	(701)	1,349	—	2,640
Net cash provided by operating activities	5,951	26,640	23,762	705	—	57,058

Investing Activities
Purchases of property and equipment	(1,127)	—	(87)	(166)	—	(1,380)
Proceeds from sale of business	—	—	18,500	—	—	18,500
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(809,157)	731,166	77,991	—	—
Net cash used in investing activities	(1,127)	(809,157)	(87)	(166)	—	(810,537)

Financing Activities
Term loan borrowings	—	720,000	—	—	—	720,000
Term loan repayments	—	(25,000)	—	—	—	(25,000)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Payment of debt origination costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	2,757	—	—	—	—	2,757
Proceeds from restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,030	—	—	—	—	1,030
Fair value of shares surrendered as payment of tax withholding	(1,660)	—	—	—	—	(1,660)
Intercompany activity, net	(21,187)	37,489	(18,641)	2,339	—	—
Net cash provided by (used in) financing activities	(19,003)	782,517	(18,641)	2,339	—	747,212

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(316)	—	(316)
(Decrease) increase in cash and cash equivalents	(14,179)	—	5,034	2,562	—	(6,583)
Cash and cash equivalents - beginning of period	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of period	$10,465	$—	$5,034	$6,249	$—	$21,748

20. Subsequent Events

Appointment of Chief Financial Officer:

On October 28, 2015, we announced that David Marberger has been appointed as Chief Financial Officer of the Company, effective November 10, 2015. Mr. Marberger will report to Ronald M. Lombardi, who has been serving as both Chief Executive Officer and Chief Financial Officer of the Company since June 1, 2015. In connection with Mr. Marberger’s appointment as Chief Financial Officer, on October 28, 2015, the Company entered into an employment agreement with Mr. Marberger, which sets forth the terms of his compensation as approved by the Compensation Committee of the Board of Directors. In accordance with the terms of his employment agreement, on October 28, 2015, the Company granted to Mr. Marberger, 6,612 shares of restricted common stock units and stock options to acquire 8,079 shares of our common stock under the Plan. The shares of restricted common stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $50.42 per share, which is equal to the closing price of our common stock on the day of grant.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 62 of this Quarterly Report on Form 10-Q.

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

We have grown our product portfolio both organically and through acquisitions. We develop our core brands organically by investing in new product lines, brand extensions and providing advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired well-recognized brands from consumer products and pharmaceutical companies as well as from private equity investors. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, many were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created significant opportunities for us to achieve our objective of reinvigorating these brands and improving their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved often through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

Acquisitions

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $753.2 million in cash. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. The Insight brands are primarily included in our North American OTC Healthcare segment.

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

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at September 30, 2015 was 15.1 years.

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

Results of Operations

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$29,694	14.4	$29,072	16.0	$622	2.1
Cough & Cold	24,456	11.9	24,771	13.7	(315)	(1.3)
Women's Health	33,607	16.3	9,119	5.0	24,488	(*)
Gastrointestinal	19,061	9.2	21,075	11.6	(2,014)	(9.6)
Eye & Ear Care	22,690	11.0	21,405	11.8	1,285	6.0
Dermatologicals	23,197	11.3	17,460	9.6	5,737	32.9
Oral Care	9,733	4.7	12,934	7.1	(3,201)	(24.7)
Other OTC	1,503	0.7	1,922	1.2	(419)	(21.8)
Total North American OTC Healthcare	163,941	79.5	137,758	76.0	26,183	19.0

International OTC Healthcare
Analgesics	688	0.3	792	0.4	(104)	(13.1)
Cough & Cold	4,746	2.3	5,461	3.0	(715)	(13.1)
Women's Health	804	0.4	658	0.4	146	22.2
Gastrointestinal	5,342	2.6	5,420	3.0	(78)	(1.4)
Eye & Ear Care	5,051	2.5	4,028	2.2	1,023	25.4
Dermatologicals	611	0.3	687	0.4	(76)	(11.1)
Oral Care	189	0.1	127	0.1	62	48.8
Other OTC	2	—	1	—	1	100.0
Total International OTC Healthcare	17,433	8.5	17,174	9.5	259	1.5

Total OTC Healthcare	181,374	88.0	154,932	85.5	26,442	17.1
Household Cleaning	24,691	12.0	26,337	14.5	(1,646)	(6.2)
Total Consolidated	$206,065	100.0	$181,269	100.0	$24,796	13.7
(*) % not meaningful

Total segment revenues for the three months ended September 30, 2015 were $206.1 million, an increase of $24.8 million, or 13.7%, versus the three months ended September 30, 2014. This increase was primarily related to an increase in the North American OTC Healthcare segment largely due to the acquisition of Insight. The Insight brands accounted for approximately $31.0 million of revenues not included in the comparable period in the prior year. The increase was partially offset by a decrease of $6.2, million primarily due to the lower revenues from certain brands in the oral care, gastrointestinal, and cough & cold product groups and Household Cleaning segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $26.2 million, or 19.0%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

This increase was primarily due to the acquisition of Insight, which contributed $31.0 million of revenues not included in the comparable period in the prior year, consisting of increases of $22.4 million, $5.5 million, $1.1 million, and $1.0 million in the women’s health, dermatologicals, cough & cold and eye & ear care product groups, respectively. The increase was partially offset by a decrease of $4.8 million primarily due to the lower revenues from certain brands in oral care, gastrointestinal and cough & cold. The decrease in the cough & cold product group was largely due to Pediacare, which continues to experience declines in revenues and market share due to increasing competition in the cough & cold market. Although Pediacare continues to experience declines in revenues and market share due to increasing competition in the cough & cold market, the pace of these decreases moderated in the current period.

We continue to monitor whether events or conditions would indicate that the fair value of the Pediacare intangible asset no longer exceeds the carrying value. Although we continue to believe that the fair values of our brands exceed their carrying values, sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

In the past, in our women's health and analgesics product groups, a third-party manufacturer had failed to keep up with demand, leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, the out of stock issues were resolved as a result of increased manufacturing, and therefore we believe we will not have need for an alternative supplier as we had previously anticipated. If supply issues resurface in these or in other product groups and are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $0.3 million, or 1.5%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. This increase was primarily due to an increase of $1.0 million within the eye & ear care product group during the three months ended September 30, 2015 versus the three months ended September 30, 2014. This increase was partially offset by a decrease of $0.7 million in the cough & cold product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.6 million, or 6.2%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. The decrease was primarily due to decreased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$61,499	37.5	$52,186	37.9	$9,313	17.8
International OTC Healthcare	6,092	34.9	6,601	38.4	(509)	(7.7)
Household Cleaning	18,534	75.1	19,940	75.7	(1,406)	(7.1)
	$86,125	41.8	$78,727	43.4	$7,398	9.4

Cost of sales increased $7.4 million, or 9.4%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. This increase was largely due to increased sales volume associated with the acquisition of Insight. As a percentage of total revenue, cost of sales decreased to 41.8% in the three months ended September 30, 2015 from 43.4% in the three months ended September 30, 2014. This decrease in cost of sales as a percentage of revenues was primarily related to the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $9.3 million, or 17.8%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales decreased to 37.5% during the three months ended September 30, 2015 from 37.9% during the three months ended September 30, 2014. The decrease in costs of sales as a percentage of revenues was primarily due to a favorable product mix in the North American OTC Healthcare segment, primarily the result of the acquired Insight brands.

We anticipate costs increasing for certain of our products during the remainder of 2016 based on a manufacturer's notification to us. If we are unable to offset such cost increases by corresponding price increases, the increased costs could negatively impact our gross margins and results of operations.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment decreased $0.5 million, or 7.7%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. This decrease was due to a decrease in cost of sales in the gastrointestinal product group. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 34.9% in the three months ended September 30, 2015 from 38.4% during the three months ended September 30, 2014. The decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix in the gastrointestinal product group.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.4 million, or 7.1%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.  As a percentage of Household Cleaning revenues, cost of sales decreased to 75.1% during the three months ended September 30, 2015 from 75.7% during the three months ended September 30, 2014. This decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$102,442	62.5	$85,572	62.1	$16,870	19.7
International OTC Healthcare	11,341	65.1	10,573	61.6	768	7.3
Household Cleaning	6,157	24.9	6,397	24.3	(240)	(3.8)
	$119,940	58.2	$102,542	56.6	$17,398	17.0

Gross profit for the three months ended September 30, 2015 increased $17.4 million, or 17.0%, when compared with the three months ended September 30, 2014.  As a percentage of total revenues, gross profit increased to 58.2% in the three months ended September 30, 2015 from 56.6% in the three months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins associated with the acquired Insight brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $16.9 million, or 19.7%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit increased to 62.5% during the three months ended September 30, 2015 from 62.1% during the three months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to the mix of the brands acquired from Insight that were in-line with certain of our higher gross margin OTC Healthcare brands.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.8 million, or 7.3%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. As a percentage of International OTC Healthcare revenues, gross profit increased to 65.1% during the three months ended September 30, 2015 from 61.6% during the three months ended September 30, 2014. As discussed above, this increase was primarily due to decreased cost of sales as a percentage of revenues for the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.2 million, or 3.8%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.  As a percentage of Household Cleaning revenue, gross profit increased to 24.9% during the three months ended September 30, 2015 from 24.3% during the three months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to higher sales through certain distribution channels that have higher gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$78,002	47.6	$64,131	46.6	$13,871	21.6
International OTC Healthcare	8,564	49.1	7,537	43.9	1,027	13.6
Household Cleaning	5,481	22.2	5,830	22.1	(349)	(6.0)
	$92,047	44.7	$77,498	42.8	$14,549	18.8

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $14.5 million, or 18.8%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.  The contribution margin increase was primarily the result of the increased gross profit, slightly offset by higher advertising and promotional expenses, mainly incurred for Insight, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $13.9 million, or 21.6%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. The contribution margin increase was primarily the result of the higher sales volumes primarily associated with the Insight acquisition and the resulting higher gross profit, partially offset by higher advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 47.6% during the three months ended September 30, 2015 from 46.6% during the three months ended September 30, 2014.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.0 million, or 13.6%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 49.1% during the three months ended September 30, 2015 from 43.9% during the three months ended September 30, 2014. This increase in contribution margin as a percentage of revenues was primarily the result of increased gross profit during the three months ended September 30, 2015 versus September 30, 2014.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.3 million, or 6.0%, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment increased to 22.2% during the three months ended September 30, 2015 from 22.1% during the three months ended September 30, 2014. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $16.5 million for the three months ended September 30, 2015 versus $27.1 million for the three months ended September 30, 2014. The decrease in general and administrative expenses was primarily due to decreases in acquisition costs of $10.0 million and compensation costs of $1.4 million, largely associated with the acquisition and integration of Insight in the prior year. The decrease was partially offset by increases in stock based compensation and information technology costs of $0.4 million and $0.3 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense was $5.7 million and $3.9 million for the three months ended September 30, 2015 and 2014, respectively. The increase in depreciation and amortization expense was due to higher intangible asset amortization in the three months ended September 30, 2015 related to the intangible assets acquired as a result of the Insight acquisition.

Interest Expense
Net interest expense was $20.7 million during the three months ended September 30, 2015 versus $18.2 million during the three months ended September 30, 2014. The increase in net interest expense was primarily the result of a higher level of average indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from approximately $1.2 billion during the three months ended September 30, 2014 to $1.5 billion during the three months ended September 30, 2015. The increase in average indebtedness outstanding is the result of additional borrowings under our term loan facility and revolving credit facility to fund our acquisition of Insight. The average cost of borrowing decreased to 5.3% for the three months ended September 30, 2015 from 6.0% for the three months ended September 30, 2014.

Income Taxes
The provision for income taxes during the three months ended September 30, 2015 was $17.4 million versus $11.9 million during the three months ended September 30, 2014.  The effective tax rate during the three months ended September 30, 2015 was 35.4% versus 41.9% during the three months ended September 30, 2014. The decrease in the effective tax rate for the three months ended September 30, 2015 versus the three months ended September 30, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year period and to the favorable tax deductions related to stock options and equity awards that were realized in the current year period. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2016 is expected to be approximately 35.4%, excluding the impact of acquisitions and discrete items that may occur.

Results of Operations

Six Months Ended September 30, 2015 compared to the Six Months Ended September 30, 2014

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2015 and 2014.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$56,542	14.2	$54,103	16.5	$2,439	4.5
Cough & Cold	44,215	11.1	44,814	13.7	(599)	(1.3)
Women's Health	66,515	16.7	9,487	2.9	57,028	(*)
Gastrointestinal	39,381	9.9	41,713	12.8	(2,332)	(5.6)
Eye & Ear Care	47,022	11.8	42,130	12.9	4,892	11.6
Dermatologicals	43,292	10.9	29,720	9.1	13,572	45.7
Oral Care	19,710	5.0	23,121	7.1	(3,411)	(14.8)
Other OTC	2,915	0.7	3,103	0.9	(188)	(6.1)
Total North American OTC Healthcare	319,592	80.3	248,191	75.9	71,401	28.8

International OTC Healthcare
Analgesics	1,218	0.3	1,457	0.4	(239)	(16.4)
Cough & Cold	9,252	2.3	10,259	3.1	(1,007)	(9.8)
Women's Health	1,504	0.4	1,176	0.4	328	27.9
Gastrointestinal	9,150	2.3	7,917	2.4	1,233	15.6
Eye & Ear Care	8,981	2.2	8,670	2.6	311	3.6
Dermatologicals	1,145	0.3	1,229	0.4	(84)	(6.8)
Oral Care	383	0.1	189	0.1	194	102.6
Other OTC	9	—	4	—	5	125.0
Total International OTC Healthcare	31,642	7.9	30,901	9.5	741	2.4

Total OTC Healthcare	351,234	88.2	279,092	85.4	72,142	25.8
Household Cleaning	46,963	11.8	47,879	14.6	(916)	(1.9)
Total Consolidated	$398,197	100.0	$326,971	100.0	$71,226	21.8
(*) % not meaningful

Total segment revenues for the six months ended September 30, 2015 were $398.2 million, an increase of $71.2 million, or 21.8%, versus the six months ended September 30, 2014. This increase was primarily related to an increase in the North American OTC Healthcare segment largely due to the acquisition of Insight. The Insight brands accounted for approximately $73.6 million of revenues not included in the comparable period in the prior year. The increase was partially offset by a decrease of $2.4 million primarily due to lower revenues from certain brands in the oral care, gastrointestinal, and cough & cold product groups and Household Cleaning segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $71.4 million, or 28.8%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.

This increase was primarily due to the acquisition of Insight, which contributed $73.5 million of revenues not included in the comparable period in the prior year, consisting of increases of $54.8 million, $11.2 million, $2.5 million, $2.4 million, and $1.7 million in the women’s health, dermatologicals, eye & ear care, cough & cold, and analgesics product groups, respectively. The increase was partially offset by a decrease of $2.1 million primarily due to lower revenues from certain brands in the oral care, gastrointestinal and cough & cold product groups. The decrease in the cough & cold product group was largely due to Pediacare, which continues to experience declines in revenues and market share due to increasing competition in the cough & cold market. Although Pediacare continues to experience declines in revenues and market share due to increasing competition in the cough & cold market, the pace of these decreases moderated in the current period.

We continue to monitor whether events or conditions would indicate that the fair value of the Pediacare intangible asset no longer exceeds the carrying value. Although we continue to believe that the fair values of our brands exceed their carrying values, sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

In the past, in our women's health and analgesics product groups, a third-party manufacturer had failed to keep up with demand leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, the out of stock issues were resolved as a result of increased manufacturing, and therefore we believe we will not have need for an alternative supplier as we had previously anticipated. If supply issues resurface in these or in other product groups and are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $0.7 million, or 2.4%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. This increase was primarily due to a total increase of $2.1 million within the gastrointestinal, women's health, eye & ear care, and oral care product groups during the six months ended September 30, 2015 versus the six months ended September 30, 2014. This increase was partially offset by a decrease of $1.2 million in the cough & cold and analgesics product groups.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $0.9 million, or 1.9%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. The decrease was primarily due to decreased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$119,625	37.4	$94,526	38.1	$25,099	26.6
International OTC Healthcare	11,382	36.0	11,679	37.8	(297)	(2.5)
Household Cleaning	35,014	74.6	36,358	75.9	(1,344)	(3.7)
	$166,021	41.7	$142,563	43.6	$23,458	16.5

Cost of sales increased $23.5 million, or 16.5%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. This increase was largely due to increased sales volume associated with the acquisitions of Insight and the Hydralyte brand. As a percentage of total revenue, cost of sales decreased to 41.7% in the six months ended September 30, 2015 from 43.6% in the six months ended September 30, 2014. This decrease in cost of sales as a percentage of revenues was primarily related to the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $25.1 million, or 26.6%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales decreased to 37.4% during the six months ended September 30, 2015 from 38.1% during the six months ended September 30, 2014. The decrease in costs of sales as a percentage of revenues was primarily due to a favorable product mix in the North American OTC Healthcare segment, primarily the result of the acquired Insight brands. We anticipate costs increasing for certain of our products during the remainder of 2016 based on a manufacturer's notification to us. If we are unable to offset such cost increases by corresponding price increases, the increased costs could negatively impact our gross margins and results of operations.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment decreased $0.3 million, or 2.5%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. This decrease was due to a decrease in cost of sales in the cough & cold and gastrointestinal product groups. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 36.0% in the six months ended September 30, 2015 from 37.8% during the six months ended September 30, 2014. The decrease in cost of sales as a percentage of revenues was primarily attributable to decreases in cost of sales in the cough & cold and gastrointestinal product groups.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.3 million, or 3.7%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.  As a percentage of Household Cleaning revenues, cost of sales decreased to 74.6% during the six months ended September 30, 2015 from 75.9% during the six months ended September 30, 2014. This decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$199,967	62.6	$153,665	61.9	$46,302	30.1
International OTC Healthcare	20,260	64.0	19,222	62.2	1,038	5.4
Household Cleaning	11,949	25.4	11,521	24.1	428	3.7
	$232,176	58.3	$184,408	56.4	$47,768	25.9

Gross profit for the six months ended September 30, 2015 increased $47.8 million, or 25.9%, when compared with the six months ended September 30, 2014.  As a percentage of total revenues, gross profit increased to 58.3% in the six months ended September 30, 2015 from 56.4% in the six months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins associated with the acquired Insight brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $46.3 million, or 30.1%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit increased to 62.6% in the six months ended September 30, 2015 from 61.9% in the six months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to the mix of the brands acquired from Insight that were in-line with certain of our higher gross margin OTC Healthcare brands.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.0 million, or 5.4%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. This increase was due primarily to a decrease in cost of sales in the gastrointestinal product group. As a percentage of International OTC Healthcare revenues, gross profit increased to 64.0% during the six months ended September 30, 2015 from 62.2% during the six months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to higher gross margins associated with the gastrointestinal product group.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $0.4 million, or 3.7%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.  As a percentage of Household Cleaning revenue, gross profit increased to 25.4% during the six months ended September 30, 2015 from 24.1% during the six months ended September 30, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to higher sales through certain distribution channels that have higher gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$152,332	47.7	$115,871	46.7	$36,461	31.5
International OTC Healthcare	14,760	46.6	13,847	44.8	913	6.6
Household Cleaning	10,769	22.9	10,550	22.0	219	2.1
	$177,861	44.7	$140,268	42.9	$37,593	26.8

Contribution margin is the financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $37.6 million, or 26.8%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.  The contribution margin increase was primarily the result of the increased gross profit, partially offset by higher advertising and promotional expenses, mainly incurred for Insight, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $36.5 million, or 31.5%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. The contribution margin increase was primarily the result of the higher sales volumes and gross profit attributable to the Insight acquisition, partially offset by an increase in advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 47.7% during the six months ended September 30, 2015 from 46.7% during the six months ended September 30, 2014.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.9 million, or 6.6%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 46.6% during the six months ended September 30, 2015 from 44.8% during the six months ended September 30, 2014. The contribution margin increase as a percentage of revenues was primarily due to the decreased cost of sales as a percentage of revenues for the six months ended September 30, 2015 versus September 30, 2014.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $0.2 million, or 2.1%, during the six months ended September 30, 2015 versus the six months ended September 30, 2014.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment remained relatively consistent at 22.9% during the six months ended September 30, 2015 from 22.0% during the six months ended September 30, 2014.

General and Administrative
General and administrative expenses were $34.1 million for the six months ended September 30, 2015 versus $44.1 million for the six months ended September 30, 2014. The decrease in general and administrative expenses was primarily due to the decrease in acquisition costs of $14.8 million associated with the acquisition and integration of Insight in the prior year. This decrease was partially offset by an increase in compensation, stock based compensation and information technology costs of $2.0 million, $1.6 million and $0.8 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense was $11.4 million and $6.8 million for the six months ended September 30, 2015 and 2014, respectively. The increase in depreciation and amortization expense was due to higher intangible asset amortization in the six months ended September 30, 2015 related to the intangible assets acquired as a result of the Insight acquisition.

Interest Expense
Net interest expense was $42.6 million during the six months ended September 30, 2015 versus $32.9 million during the six months ended September 30, 2014. The increase in net interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from approximately $1.1 billion during the six months ended September 30, 2014 to $1.6 billion during the six months ended September 30, 2015. The increase in average indebtedness outstanding is the result of additional borrowings under our term loan facility and revolving credit facility to fund our acquisition of Insight. The average cost of borrowing decreased to 5.4% for the six months ended September 30, 2015, from 6.0% for the six months ended September 30, 2014.

Income Taxes
The provision for income taxes during the six months ended September 30, 2015 was $31.4 million versus $23.3 million during the six months ended September 30, 2014.  The effective tax rate during the six months ended September 30, 2015 was 35.2% versus 41.2% during the six months ended September 30, 2014. The decrease in the effective tax rate for the six months ended September 30, 2015 versus the six months ended September 30, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year and to the favorable tax deductions related to stock options and equity awards that were realized in the current year period. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2016 is expected to be approximately 35.4%, excluding the impact of acquisitions and discrete items that may occur.

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

	Six Months ended September 30,
(In thousands)	2015	2014
Cash provided by (used in):
Operating Activities	$90,590	$57,058
Investing Activities	(1,339)	(810,537)
Financing Activities	(87,606)	747,212

Operating Activities
Net cash provided by operating activities was $90.6 million for the six months ended September 30, 2015 compared to $57.1 million for the six months ended September 30, 2014. The $33.5 million increase in net cash provided by operating activities was primarily due to an increase in net income of $24.8 million and an increase in non-cash charges of $18.0 million, partially offset by an increase in working capital of $9.3 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased in the six months ended September 30, 2015 compared to the six months ended September 30, 2014 as a result of an increase in the year-over-year change in inventory of $11.1 million and a decrease in the year-over-year change in accrued liabilities of $4.1 million, partially offset by a decrease in the change in accounts receivable of $4.4 million, an increase in the change in accounts payable of $1.1 million, and a decrease in the change in prepaid expenses and other current assets of $0.4 million. The year-over-year increase of $11.1 million of inventory is primarily the result of an inventory build of $3.8 million in the current year period primarily related to certain brands in anticipation of short-term requirements and a $7.3 million of inventory usage in the prior year period primarily associated with certain brands selling through and holding less stock.

Non-cash charges increased $18.0 million for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 primarily due to an increase in deferred income taxes of $10.5 million, an increase in depreciation and amortization of $4.6 million, an increase in stock-based compensation of $1.6 million, and an increase in amortization of debt origination costs of $1.0 million.

Investing Activities
Net cash used in investing activities was $1.3 million for the six months ended September 30, 2015 compared to $810.5 million for the six months ended September 30, 2014. The decrease in net cash used in investing activities was primarily due to the use of cash for the acquisition of Insight in September 2014 of $749.7 million and the acquisition of the Hydralyte brand in April 2014 of $78.0 million, offset partially by $18.5 million of proceeds from the sale of one brand we acquired from the Insight acquisition.

Financing Activities
Net cash used in financing activities was $87.6 million for the six months ended September 30, 2015 compared to net cash provided by financing activities of $747.2 million for the six months ended September 30, 2014.  The change was primarily due to the net borrowings of $720.0 million under the 2012 Term Loan and $66.1 million under the 2012 ABL Revolver in the six months ended September 30, 2014.

Capital Resources

2012 Senior Notes, 2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") (i) issued senior unsecured notes in an aggregate principal amount of $250.0 million (the "2012 Senior Notes"), (ii) entered into a $660.0 million term loan facility (the "2012 Term Loan") with a 7-year maturity and a $50.0 million asset-based revolving credit facility (the "2012 ABL Revolver") with a 5-year maturity, and (iii) repaid in full and canceled its then-existing credit facility. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In addition to the discount, we incurred $33.3 million in issuance costs related to the 2012 Senior Notes, the 2012 Term Loan and the 2012 ABL Revolver, which were capitalized as deferred financing costs and are being amortized over the terms of the related loans and notes. The Borrower may redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc.

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
On May 8, 2015, the Borrower entered into Amendment No. 3 (the "Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on the Term B-3 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of

2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate, with a floor of 1.75%, plus a margin. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
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
On June 9, 2015, the Borrower entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date to five years from the effective date of the 2012 ABL Revolver to June 9, 2020. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.2%.
2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc. As a result of this issuance, in December 2013, we redeemed $201.7 million of our 8.25% senior notes due 2018 and the balance of $48.3 million in January 2014 and repaid approximately $120.0 million toward our 2012 Term Loan.
As of September 30, 2015, we had an aggregate of $1,503.6 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$827.5 million of borrowings under the Term B-3 Loans; and

•	$26.1 million of borrowings under the 2012 ABL Revolver.

As of September 30, 2015, we had $87.2 million of borrowing capacity under the 2012 ABL Revolver.

The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the six months ended September 30, 2015, the average interest rate on the 2012 Term Loan was 4.6%.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either September 30, 2015 or March 31, 2015 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.75 to 1.0 for the quarter ended September 30, 2015 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At September 30, 2015, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2016. During the years ended March 31, 2015, 2014 and 2013, we made voluntary principal payments against outstanding indebtedness of $130.0 million, $157.5 million and $190.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million. Since we have previously made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2019.

Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with Accounting Standards Update ("ASU") 2015-03. Prior to 2016, the Company's policy was to present these costs in other-long term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, and such costs are now presented as a direct deduction from the long-term debt liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three and six months ended September 30, 2015, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for the fiscal year ended March 31, 2015 was $53.2 million. For the three and six months ended September 30, 2015, our related promotional expense was $15.0 million and $27.2 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2015, our sales and operating income would have been reduced by approximately $5.3 million.  Net income would have been adversely affected by approximately $3.4 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six months ended September 30, 2015, our sales and operating income would have been adversely affected by approximately $1.5 million and $2.7 million, respectively.  Net income would have been adversely affected by approximately $1.0 million and $1.8 million, respectively, for the three and six months ended September 30, 2015.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2015, we had 341 coupon events.  The amount recorded against revenues and accrued for these events during 2015 was $5.2 million. Cash settlement of coupon redemptions during 2015 was $3.6 million.  During the three and six months ended September 30, 2015, we had 101 and 240 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and six months ended September 30, 2015 was $2.0 million and $4.1 million, respectively. Cash settlement of coupon redemptions during the three and six months ended September 30, 2015 was $0.8 million and $1.1 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2015, 2014 and 2013, returns represented 4.2%, 2.2% and 2.9%, respectively, of gross sales.  For the three and six months September 30, 2015, product returns represented 3.7% and 3.9% of gross sales, respectively.  At September 30, 2015 and March 31, 2015, the allowance for sales returns was $9.1 million and $8.6 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.2% to 2.2% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2015 by approximately $0.8 million.  Net income would have been reduced by approximately $0.5 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six months ended September 30, 2015 would have reduced our reported sales and operating income by approximately $0.2 million and $0.5 million, respectively. Net income would have been reduced by approximately $0.2 million and $0.3 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.9 million for the fiscal year ended March 31, 2015, while for the three and six months ended September 30, 2015, we recorded obsolescence costs of $1.3 million and $2.6 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2015 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2015 by approximately $0.4 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and six months ended September 30, 2015 would have adversely affected each of our reported operating income and net income by less than $0.1 million and $0.1 million, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.6% and 1.3% of accounts receivable at September 30, 2015 and March 31, 2015, respectively.  Bad debt expense for the fiscal year ended March 31, 2015 was approximately $0.1 million, while during the three and six months ended September 30, 2015, we recorded bad debt expense of less than $0.1 million and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2015 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and six months ended September 30, 2015 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million $0.1 million, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,406.7 million and $2,425.4 million at September 30, 2015 and March 31, 2015, respectively.  At September 30, 2015, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$263,716	$18,545	$6,800	$289,061

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	1,884	—	343,006
Cough & Cold	138,946	17,515	—	156,461
Women's Health	532,300	1,535	—	533,835
Gastrointestinal	213,639	55,405	—	269,044
Eye & Ear Care	172,319	—	—	172,319
Dermatologicals	217,227	1,814	—	219,041
Oral Care	61,438	—	—	61,438
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,676,991	78,153	110,272	1,865,416

Finite-lived:
Analgesics	9,561	—	—	9,561
Cough & Cold	76,204	608	—	76,812
Women's Health	37,079	270	—	37,349
Gastrointestinal	20,437	198	—	20,635
Eye & Ear Care	29,367	—	—	29,367
Dermatologicals	24,639	—	—	24,639
Oral Care	15,168	—	—	15,168
Other OTC	15,172	—	—	15,172
Household Cleaning	—	—	23,550	23,550
Total finite-lived intangible assets, net	227,627	1,076	23,550	252,253
Total intangible assets, net	1,904,618	79,229	133,822	2,117,669
Total goodwill and intangible assets, net	$2,168,334	$97,774	$140,622	$2,406,730

At September 30, 2015, our highest valued brands were, Monistat, BC/Goody's, Clear Eyes, and Chloraseptic, comprising approximately 51.7% of the intangible assets within the OTC Healthcare segments. The Chore Boy, Comet, and Spic and Span brands comprise substantially all of the intangible assets value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination.  Intangible assets generally represent our trademarks, brand names and patents.  When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives.  Management considers many factors both prior to and after the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that we acquire or continue to own and promote.

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

Goodwill
As of February 28 and March 31, 2015, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, to estimate their respective fair values. In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions. In the event that the carrying value of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. No impairment charge was recorded during the six months ended September 30, 2015.

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

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the six months ended September 30, 2015.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $5.0 million and $3.4 million for the six months ended September 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. To simplify the accounting for adjustment made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-16 is not expected to have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As permitted by the guidance, we have early adopted these provisions, as of the beginning of our first quarter of 2016. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, and such costs are now presented as a direct deduction from the long-term debt liability.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2015, we had variable rate debt of approximately $827.5 million under our 2012 Term Loan and $26.1 million under our 2012 ABL Revolver.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2015 of approximately $2.2 million and $4.5 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2015, approximately 12.4% and 11.9%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2014, approximately 16.0% and 15.0%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2015. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.3 million and $2.0 million for the three and six months ended September 30, 2015, respectively. We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2014. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.3 million and $1.7 million for the three and six months ended September 30, 2014, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2015 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 5, 2015	By:	/s/ RONALD M. LOMBARDI
Ronald M. Lombardi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

10.1	Executive Employment Agreement, dated as of October 28, 2015, by and between Prestige Brands Holdings, Inc. and David Marberger.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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