Form 10-Q
period 2015-12-31
Prestige Brands Holdings, Inc.
filed 2016-02-04
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Yes ☐ No ☒
As of January 29, 2016, there were 52,754,256 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues
Net sales	$199,485	$196,435	$596,034	$520,981
Other revenues	710	1,171	2,358	3,596
Total revenues	200,195	197,606	598,392	524,577

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	83,411	85,861	249,432	228,424
Gross profit	116,784	111,745	348,960	296,153

Operating Expenses
Advertising and promotion	29,935	30,144	84,250	74,284
General and administrative	18,135	19,454	52,186	63,588
Depreciation and amortization	6,071	5,154	17,478	11,967
Total operating expenses	54,141	54,752	153,914	149,839
Operating income	62,643	56,993	195,046	146,314

Other (income) expense
Interest income	(31)	(20)	(91)	(67)
Interest expense	19,493	24,612	62,104	57,505
Gain on sale of asset	—	(1,133)	—	(1,133)
Loss on extinguishment of debt	—	—	451	—
Total other expense	19,462	23,459	62,464	56,305
Income before income taxes	43,181	33,534	132,582	90,009
Provision for income taxes	15,186	12,241	46,611	35,521
Net income	$27,995	$21,293	$85,971	$54,488

Earnings per share:
Basic	$0.53	$0.41	$1.63	$1.05
Diluted	$0.53	$0.40	$1.62	$1.04

Weighted average shares outstanding:
Basic	52,824	52,278	52,727	52,110
Diluted	53,203	52,730	53,106	52,622

Comprehensive income, net of tax:
Currency translation adjustments	4,922	(8,779)	(6,562)	(16,883)
Total other comprehensive loss	4,922	(8,779)	(6,562)	(16,883)
Comprehensive income	$32,917	$12,514	$79,409	$37,605
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$48,973	$21,318
Accounts receivable, net	85,085	87,858
Inventories	80,671	74,000
Deferred income tax assets	8,406	8,097
Prepaid expenses and other current assets	5,020	10,434
Total current assets	228,155	201,707

Property and equipment, net	12,302	13,744
Goodwill	282,679	290,651
Intangible assets, net	2,116,511	2,134,700
Other long-term assets	1,352	1,165
Total Assets	$2,640,999	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$28,539	$46,115
Accrued interest payable	9,359	11,974
Other accrued liabilities	48,823	40,948
Total current liabilities	86,721	99,037

Long-term debt
Principal amount	1,477,500	1,593,600
Less unamortized debt costs	(30,468)	(32,327)
Long-term debt, net	1,447,032	1,561,273

Deferred income tax liabilities	383,485	351,569
Other long-term liabilities	2,823	2,464
Total Liabilities	1,920,061	2,014,343

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,059 shares at December 31, 2015 and 52,562 shares at March 31, 2015	530	525
Additional paid-in capital	442,127	426,584
Treasury stock, at cost - 306 shares at December 31, 2015 and 266 shares at March 31, 2015	(5,121)	(3,478)
Accumulated other comprehensive loss, net of tax	(29,974)	(23,412)
Retained earnings	313,376	227,405
Total Stockholders' Equity	720,938	627,624
Total Liabilities and Stockholders' Equity	$2,640,999	$2,641,967
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2015	2014
Operating Activities
Net income	$85,971	$54,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,478	11,967
Gain on sale of asset	—	(1,133)
Deferred income taxes	31,591	19,517
Amortization of debt origination costs	5,433	5,904
Stock-based compensation costs	7,098	4,919
Loss on extinguishment of debt	451	—
Lease termination costs	—	1,125
(Gain) loss on sale or disposal of property and equipment	(36)	321
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	2,453	2,113
Inventories	(7,114)	14,478
Prepaid expenses and other current assets	5,472	7,598
Accounts payable	(17,553)	(25,452)
Accrued liabilities	5,207	8,297
Net cash provided by operating activities	136,451	104,142

Investing Activities
Purchases of property and equipment	(2,540)	(3,700)
Proceeds from the sale of property and equipment	344	—
Proceeds from sale of business	—	18,500
Proceeds from sale of asset	—	10,000
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	7,237	—
Acquisition of Insight Pharmaceuticals, less cash acquired	—	(749,666)
Acquisition of the Hydralyte brand	—	(77,991)
Net cash provided by (used in) investing activities	5,041	(802,857)

Financing Activities
Term loan borrowings	—	720,000
Term loan repayments	(50,000)	(80,000)
Borrowings under revolving credit agreement	15,000	124,600
Repayments under revolving credit agreement	(81,100)	(58,500)
Payments of debt origination costs	(4,211)	(16,072)
Proceeds from exercise of stock options	6,600	3,654
Proceeds from restricted stock exercises	544	57
Excess tax benefits from share-based awards	1,850	1,030
Fair value of shares surrendered as payment of tax withholding	(2,187)	(1,688)
Net cash (used in) provided by financing activities	(113,504)	693,081

Effects of exchange rate changes on cash and cash equivalents	(333)	(746)
Increase (decrease) in cash and cash equivalents	27,655	(6,380)
Cash and cash equivalents - beginning of period	21,318	28,331
Cash and cash equivalents - end of period	$48,973	$21,951

Interest paid	$58,867	$49,435
Income taxes paid	$9,014	$7,135
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in these Consolidated Financial Statements.  In the opinion of management, these Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2016”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2016.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at December 31, 2015 are uninsured.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $10.1 million and $29.2 million for the three and nine months ended December 31, 2015, respectively, and $9.2 million and $26.3 million for the three and nine months ended December 31, 2014, respectively.

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

Recently Issued Accounting Standards
In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-

for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $745.9 million in cash after receiving a return of approximately $7.2 million from escrow related to an arbitrator's ruling. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. The Insight brands are primarily included in our North American OTC Healthcare segment.

The Insight acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed by increasing goodwill for certain immaterial items that came to our attention subsequent to the date of acquisition. Additionally, during the quarter ended December 31, 2015, we reduced goodwill, as we received $7.2 million as a result of a finalized arbitration ruling relating to the disputed working capital calculation, as determined under GAAP, as of the date of the Insight acquisition, which is clearly and directly related to the purchase price. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date, after giving effect of the adjustments noted above.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	26,012
Inventories	23,456
Deferred income tax assets - current	1,032
Prepaids and other current assets	1,341
Property, plant and equipment	2,308
Goodwill	96,323
Intangible assets	724,374
Total assets acquired	878,353

Accounts payable	16,079
Accrued expenses	8,539
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	132,417
Total purchase price	$745,936

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at December 31, 2015 was 14.8 years.

We also recorded goodwill of $96.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired after the effect of the adjustments described above. Goodwill is not deductible for income tax purposes.

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

The pro forma effect of this acquisition on revenues and earnings was not material.

3.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	December 31, 2015	March 31, 2015
Components of Accounts Receivable
Trade accounts receivable	$94,636	$95,411
Other receivables	1,436	2,353
	96,072	97,764
Less allowances for discounts, returns and uncollectible accounts	(10,987)	(9,906)
Accounts receivable, net	$85,085	$87,858

4.	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2015	March 31, 2015
Components of Inventories
Packaging and raw materials	$8,097	$7,588
Finished goods	72,574	66,412
Inventories	$80,671	$74,000

Inventories are carried and depicted above at the lower of cost or market value, which includes a reduction in inventory values of $2.6 million and $4.1 million at December 31, 2015 and March 31, 2015, respectively, related to obsolete and slow-moving inventory.

5.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	December 31, 2015	March 31, 2015
Components of Property and Equipment
Machinery	$4,085	$4,743
Computer equipment	13,843	11,339
Furniture and fixtures	2,406	2,484
Leasehold improvements	7,371	7,134
	27,705	25,700
Accumulated depreciation	(15,403)	(11,956)
Property and equipment, net	$12,302	$13,744

We recorded depreciation expense of $1.2 million and $3.7 million for the three and nine months ended December 31, 2015, respectively, and $1.0 million and $2.6 million for the three and nine months ended December 31, 2014, respectively.

6.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2015	$263,411	$20,440	$6,800	$290,651
Adjustments	(6,932)	—	—	(6,932)
Effects of foreign currency exchange rates	—	(1,040)	—	(1,040)
Balance — December 31, 2015	$256,479	$19,400	$6,800	$282,679

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $96.3 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired, after giving effect to the following adjustments. During the quarter ended June 30, 2015, we increased goodwill by $0.3 million for certain immaterial items. During the quarter ended December 31, 2015, we decreased goodwill by $7.2 million, as we received that amount from escrow pursuant to an arbitrator's ruling in December 2015 related to a disputed working capital calculation, as determined under GAAP, associated with the Insight acquisition, which is clearly and directly related to the purchase price. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

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

At February 28, 2015, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2015. As of December 31, 2015, there have been no triggering events that would indicate potential impairment of goodwill.

7.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks	Totals
Gross Carrying Amounts
Balance — March 31, 2015	$1,873,404	$358,066	$2,231,470
Effects of foreign currency exchange rates	(4,383)	(70)	(4,453)
Balance — December 31, 2015	1,869,021	357,996	2,227,017

Accumulated Amortization
Balance — March 31, 2015	—	96,770	96,770
Additions	—	13,745	13,745
Effects of foreign currency exchange rates	—	(9)	(9)
Balance — December 31, 2015	—	110,506	110,506

Intangible assets, net - December 31, 2015	$1,869,021	$247,490	$2,116,511

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,676,991	$223,272	$1,900,263
International OTC Healthcare	81,758	1,104	82,862
Household Cleaning	110,272	23,114	133,386
Intangible assets, net - December 31, 2015	$1,869,021	$247,490	$2,116,511

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

Although we experienced declines in revenues in Pediacare and in certain other brands in the past, we continue to believe that the fair values of our brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds carrying value in which case a non-cash impairment charge may be recorded in future periods.

The weighted average remaining life for finite-lived intangible assets at December 31, 2015 was approximately 13.9 years, and the amortization expense for the three and nine months ended December 31, 2015 was $4.8 million and $13.7 million, respectively. At December 31, 2015, finite-lived intangible assets are being amortized over a period of 10 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2016 (Remaining three months ending March 31, 2016)	$4,466
2017	17,863
2018	17,863
2019	17,863
2020	17,863
Thereafter	171,572
$247,490

Sale of asset

Historically, we received royalty income from the licensing of the name of certain of our brands in geographic areas or markets in which we do not directly compete. We have had a royalty agreement for our Comet brand for several years, which included an option on behalf of the licensee to purchase the rights in certain geographic areas and markets in perpetuity. In December 2014, we amended the agreement to allow the licensee to buy out a portion of the agreement early, but retaining the remaining stream of royalty payments. In December 2014, in connection with this amendment, we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee and received $10.0 million as a partial early buyout. As a result, we recorded a gain on sale of $1.3 million, and reduced the carrying value of our intangible assets and goodwill. The licensee will continue to make quarterly payments at least through June 30, 2016 of approximately $1.0 million. The licensee has the option to purchase the remaining territories and markets, as defined in the agreement, at any time after July 1, 2016.

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2015	March 31, 2015

Accrued marketing costs	$24,757	$16,903
Accrued compensation costs	6,837	8,840
Accrued broker commissions	1,231	1,134
Income taxes payable	3,456	2,642
Accrued professional fees	2,229	2,769
Deferred rent	825	1,021
Accrued production costs	5,303	5,610
Accrued lease termination costs	544	669
Other accrued liabilities	3,641	1,360
	$48,823	$40,948

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the nine months ended December 31, 2015, the average interest rate on the 2012 Term Loan was 4.5%.

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

On June 9, 2015, the Borrower entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.1%.
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

The indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. At December 31, 2015, we were in compliance with the covenants under our long-term indebtedness.

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

At December 31, 2015, we had an aggregate of $30.5 million of unamortized debt costs, the total of which is comprised of $7.6 million related to the 2012 Senior Notes, $5.7 million related to the 2013 Senior Notes and $17.2 million related to the 2012 Term Loan.

As of December 31, 2015, there were no outstanding borrowings on the 2012 ABL Revolver and we had a borrowing capacity of $115.4 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2015	March 31, 2015
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	$400,000	$400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	250,000	250,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	827,500	877,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	—	66,100
Total long-term debt (including current portion)	1,477,500	1,593,600
Current portion of long-term debt	—	—
Long-term debt	1,477,500	1,593,600
Less: unamortized debt costs	(30,468)	(32,327)
Long-term debt, net	$1,447,032	$1,561,273

As of December 31, 2015, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2012 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2016 (remaining three months ending March 31, 2016)	$—
2017	—
2018	—
2019	6,969
2020	258,525
Thereafter	1,212,006
$1,477,500

10.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2013 Senior Notes, the 2012 Senior Notes, the Term B-3 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. At December 31, 2015 and March 31, 2015, we did not have any assets or liabilities measured in Level 1 or 3. During the periods presented, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

At December 31, 2015 and March 31, 2015, the carrying value of our 2013 Senior Notes was $400.0 million. The fair value of our 2013 Senior Notes was $384.0 million and $405.0 million at December 31, 2015 and March 31, 2015, respectively.

At December 31, 2015 and March 31, 2015, the carrying value of our 2012 Senior Notes was $250.0 million. The fair value of our 2012 Senior Notes was $257.5 million and $268.1 million at December 31, 2015 and March 31, 2015, respectively.

At December 31, 2015 and March 31, 2015, the carrying value of the Term B-3 Loans was $827.5 million and $877.5 million, respectively. The fair value of the Term B-3 Loans was $822.3 million and $880.5 million at December 31, 2015 and March 31, 2015, respectively.

At December 31, 2015 and March 31, 2015, the carrying value of the 2012 ABL Revolver was $0.0 million and $66.1 million, respectively. The fair value of the 2012 ABL revolver was $0.0 million and $65.7 million at December 31, 2015 and March 31, 2015, respectively.

11.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2015.

During the three and nine months ended December 31, 2015, we repurchased 0 shares and 39,429 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. During the three and nine months ended December 31, 2014, we repurchased 781 shares and 48,445 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the nine months ended December 31, 2015 and 2014 were at an average price of $41.66 and $33.66, respectively. All of the repurchased shares have been recorded as treasury stock.

12.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.
AOCI consisted of the following at December 31, 2015 and March 31, 2015:

	December 31,	March 31,
(In thousands)	2015	2015
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(29,974)	$(23,412)
Accumulated other comprehensive loss, net of tax	$(29,974)	$(23,412)

13.	Earnings Per Share

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator
Net income	$27,995	$21,293	$85,971	$54,488

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,824	52,278	52,727	52,110
Dilutive effect of unvested restricted stock units and options issued to employees and directors	379	452	379	512
Denominator for diluted earnings per share	53,203	52,730	53,106	52,622

Earnings per Common Share:
Basic net earnings per share	$0.53	$0.41	$1.63	$1.05

Diluted net earnings per share	$0.53	$0.40	$1.62	$1.04

For the three months ended December 31, 2015 and 2014, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2015 and 2014, there were less than 0.1 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and nine months ended December 31, 2015, pre-tax share-based compensation costs charged against income were $2.1 million and $7.1 million, respectively, and the related income tax benefit recognized was $0.7 million and $2.5 million, respectively. During the three and nine months ended December 31, 2014, pre-tax share-based compensation costs charged against income were $1.5 million and $4.9 million, respectively, and the related income tax benefit recognized was $0.6 million and $1.8 million, respectively.

On April 22, 2015, we announced that Matthew M. Mannelly, our President and Chief Executive Officer and member of the Board of Directors, would retire effective June 1, 2015. In conjunction with his retirement, the Board of Directors accelerated the vesting of his previously unvested restricted stock units and stock options, and we recorded additional compensation expense of approximately $0.8 million associated with this acceleration. Effective June 1, 2015, the Board of Directors appointed Ron M. Lombardi, our then current Chief Financial Officer, to succeed Mr. Mannelly as President and Chief Executive Officer and as a member of the Board of Directors. In connection with his appointment, Mr. Lombardi was granted 57,924 restricted stock units on April 22, 2015.

On October 28, 2015, we announced that David S. Marberger has been appointed as Chief Financial Officer of the Company, effective November 10, 2015. In connection with Mr. Marberger’s appointment as Chief Financial Officer, on October 28, 2015, the Company entered into an employment agreement with Mr. Marberger, which sets forth the terms of his compensation as approved by the Compensation Committee of the Board of Directors. In accordance with the terms of his employment agreement, on October 28, 2015, the Company granted to Mr. Marberger, 6,612 shares of restricted stock units and stock options to acquire 8,079 shares of our common stock under the Plan. The restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $50.42 per share, which is equal to the closing price of our common stock on the date of grant.

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

Restricted Shares

Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted share awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted stock units, unless otherwise accelerated by the Compensation Committee. The restricted stock units granted to directors vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. Upon vesting, the units will be settled in shares of our common stock.

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

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value during the nine months ended December 31, 2015 and 2014 was $42.41 and $33.30, respectively.

A summary of the Company's restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine months ended December 31, 2014
Vested and nonvested at March 31, 2014	437.5	$16.76
Granted	104.4	33.30
Vested and issued	(122.8)	13.62
Forfeited	(21.3)	20.77
Vested and nonvested at December 31, 2014	397.8	21.86
Vested at December 31, 2014	76.6	11.62

Nine months ended December 31, 2015
Vested and nonvested at March 31, 2015	362.3	$22.74
Granted	266.1	42.41
Vested and issued	(153.6)	18.16
Forfeited	(1.4)	33.50
Vested and nonvested at December 31, 2015	473.4	35.25
Vested at December 31, 2015	69.8	14.76

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

The weighted-average grant-date fair values of the options granted during the nine months ended December 31, 2015 and 2014 were $17.24 and $15.93, respectively.

	Nine Months Ended December 31,
	2015	2014
Expected volatility	40.2%	47.3%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	1.7%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine months ended December 31, 2014:
Outstanding at March 31, 2014	994.9	$15.24
Granted	307.5	33.50
Exercised	(363.4)	10.05
Forfeited or expired	(47.5)	25.76
Outstanding at December 31, 2014	891.5	23.09	7.9	$10,368
Exercisable at December 31, 2014	335.1	15.01	6.7	6,604

Nine months ended December 31, 2015:
Outstanding at March 31, 2015	871.2	$23.40
Granted	208.2	42.13
Exercised	(336.9)	18.99
Forfeited or expired	(2.1)	38.21
Outstanding at December 31, 2015	740.4	30.63	7.9	$15,325
Exercisable at December 31, 2015	313.5	21.68	6.7	9,341

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2015 was $8.4 million.

At December 31, 2015, there were $11.6 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of options and restricted shares vested during the nine months ended December 31, 2015 and 2014 was $6.6 million and $4.3 million, respectively.  For the nine months ended December 31, 2015 and 2014, cash received from the exercise of stock options was $6.6 million and $3.7 million, respectively, and we realized $2.1 million and $1.9 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At December 31, 2015, there were 2.6 million shares available for issuance under the Plan.

15.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 35.2% and 36.5% for the three months ended December 31, 2015 and 2014, respectively. The effective tax rates used in the calculation of income taxes were 35.2% and 39.5% for the nine months ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate for the three and nine months ended December 31, 2015 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year period and to favorable tax deductions related to stock options, equity awards and to certain foreign tax credits realized in the current period.

At December 31, 2015, 100% owned subsidiaries of the Company had net operating loss carryforwards of approximately $36.2 million, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020.  The net operating loss carryforwards are subject to an annual limitation as to usage of approximately $33.6 million pursuant to Internal Revenue Code Section 382. The Company expects to utilize all of the net operating loss carryforwards before they expire.

We had a net increase of $0.7 million in our uncertain tax liability during the nine months ended December 31, 2015. Therefore, the balance in our uncertain tax liability was $4.1 million at December 31, 2015 and $3.4 million March 31, 2015. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

The following summarizes future minimum lease payments for our operating leases as of December 31, 2015 (a):

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2016 (Remaining three months ending March 31, 2016)	$455	$47	$502
2017	1,923	77	2,000
2018	1,934	—	1,934
2019	1,926	—	1,926
2020	1,757	—	1,757
Thereafter	817	—	817
	$8,812	$124	$8,936
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.2 million due in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

(In thousands)	December 31, 2015	March 31, 2015
Minimum lease payments	$8,936	$9,957
Less: Sublease rentals	(1,224)	(1,401)
	$7,712	$8,556

Rent expense for the three and nine months ended December 31, 2015 was $0.4 million and $1.2 million, respectively.
Rent expense for the three and nine months ended December 31, 2014 was $0.4 million and $1.2 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2016 (Remaining three months ending March 31, 2016)	266
2017	1,044
2018	1,013
2019	982
2020	560
Thereafter	—
$3,865

17.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three and nine months ended December 31, 2015, approximately 41.0% and 42.2%, respectively, of our total revenues were derived from our five top selling brands.  During the three and nine months ended December 31, 2014, approximately 44.3% and 41.9%, respectively, of our total revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 20.2% and 19.9%, respectively, of our gross revenues for the three and nine months ended December 31, 2015, and approximately 16.5% and 17.4%, respectively, of our gross revenues for the three and nine months ended December 31, 2014. Our next largest customer accounted for approximately 9.5% and 9.6%, respectively, of gross revenues for the three and nine months ended December 31, 2015. At December 31, 2015, approximately 20.9% of accounts receivable were owed by Walmart.

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

At December 31, 2015, we had relationships with 101 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 79.8% of gross sales for the nine months ended December 31, 2015. At December 31, 2014, we had relationships with 96 third-party manufacturers.  Of those, we had long-term contracts with 44 manufacturers that produced items that accounted for approximately 80.1% of gross sales for the nine months ended December 31, 2014. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach an agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$165,278	$13,812	$20,623	$199,713
Elimination of intersegment revenues	(228)	—	—	(228)
Third-party segment revenues	165,050	13,812	20,623	199,485
Other revenues*	—	9	701	710
Total segment revenues	165,050	13,821	21,324	200,195
Cost of sales	62,654	4,965	15,792	83,411
Gross profit	102,396	8,856	5,532	116,784
Advertising and promotion	26,472	2,838	625	29,935
Contribution margin	$75,924	$6,018	$4,907	86,849
Other operating expenses				24,206
Operating income				62,643
Other expense				19,462
Income before income taxes				43,181
Provision for income taxes				15,186
Net income				$27,995

	Nine Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$489,224	$43,254	$65,984	$598,462
Elimination of intersegment revenues	(2,428)	—	—	(2,428)
Third-party segment revenues	486,796	43,254	65,984	596,034
Other revenues*	14	41	2,303	2,358
Total segment revenues	486,810	43,295	68,287	598,392
Cost of sales	182,279	16,347	50,806	249,432
Gross profit	304,531	26,948	17,481	348,960
Advertising and promotion	74,107	8,338	1,805	84,250
Contribution margin	$230,424	$18,610	$15,676	264,710
Other operating expenses				69,664
Operating income				195,046
Other expense				62,464
Income before income taxes				132,582
Provision for income taxes				46,611
Net income				$85,971

	Three Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$162,163	$15,563	$20,218	$197,944
Elimination of intersegment revenues	(1,509)	—	—	(1,509)
Third-party segment revenues	160,654	15,563	20,218	196,435
Other revenues	151	4	1,016	1,171
Total segment revenues	160,805	15,567	21,234	197,606
Cost of sales	63,479	6,247	16,135	85,861
Gross profit	97,326	9,320	5,099	111,745
Advertising and promotion	26,779	2,776	589	30,144
Contribution margin	$70,547	$6,544	$4,510	81,601
Other operating expenses				24,608
Operating income				56,993
Other expense				23,459
Income before income taxes				33,534
Provision for income taxes				12,241
Net income				$21,293

	Nine Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$412,703	$45,157	$66,057	$523,917
Elimination of intersegment revenues	(2,936)	—	—	(2,936)
Third-party segment revenues	409,767	45,157	66,057	520,981
Other revenues	478	62	3,056	3,596
Total segment revenues	410,245	45,219	69,113	524,577
Cost of sales	158,005	17,926	52,493	228,424
Gross profit	252,240	27,293	16,620	296,153
Advertising and promotion	64,573	8,151	1,560	74,284
Contribution margin	$187,667	$19,142	$15,060	221,869
Other operating expenses				75,555
Operating income				146,314
Other expense				56,305
Income before income taxes				90,009
Provision for income taxes				35,521
Net income				$54,488

* Certain immaterial amounts relating to intersegment revenues and other revenues were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$30,454	$450	$—	$30,904
Cough & Cold	30,466	3,696	—	34,162
Women's Health	33,521	877	—	34,398
Gastrointestinal	17,401	5,517	—	22,918
Eye & Ear Care	21,927	2,622	—	24,549
Dermatologicals	19,734	524	—	20,258
Oral Care	9,996	126	—	10,122
Other OTC	1,551	9	—	1,560
Household Cleaning	—	—	21,324	21,324
Total segment revenues	$165,050	$13,821	$21,324	$200,195

	Nine Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$86,996	$1,668	$—	$88,664
Cough & Cold	74,661	12,968	—	87,629
Women's Health	100,036	2,381	—	102,417
Gastrointestinal	56,782	14,667	—	71,449
Eye & Ear Care	71,137	9,415	—	80,552
Dermatologicals	63,026	1,669	—	64,695
Oral Care	29,706	509	—	30,215
Other OTC	4,466	18	—	4,484
Household Cleaning	—	—	68,287	68,287
Total segment revenues	$486,810	$43,295	$68,287	$598,392

	Three Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,187	$657	$—	$28,844
Cough & Cold	31,927	3,831	—	35,758
Women's Health	31,364	589	—	31,953
Gastrointestinal	17,365	6,668	—	24,033
Eye & Ear Care	20,528	3,069	—	23,597
Dermatologicals	17,663	570	—	18,233
Oral Care	12,300	172	—	12,472
Other OTC	1,471	11	—	1,482
Household Cleaning	—	—	21,234	21,234
Total segment revenues	$160,805	$15,567	$21,234	$197,606

	Nine Months Ended December 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$82,290	$2,114	$—	$84,404
Cough & Cold	76,741	14,090	—	90,831
Women's Health	40,851	1,765	—	42,616
Gastrointestinal	58,899	14,764	—	73,663
Eye & Ear Care	64,086	10,311	—	74,397
Dermatologicals	47,383	1,799	—	49,182
Oral Care	35,421	361	—	35,782
Other OTC	4,574	15	—	4,589
Household Cleaning	—	—	69,113	69,113
Total segment revenues	$410,245	$45,219	$69,113	$524,577

During the three months ended December 31, 2015 and 2014, approximately 87.8% and 85.9%, respectively, of our total segment revenues were from customers in the United States. During the nine months ended December 31, 2015 and 2014, approximately 86.9% and 84.4%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended December 31, 2015, our Canada and Australia sales accounted for approximately 5.0% and 5.0%, respectively, of our total segment revenues, while during the three months ended December 31, 2014, approximately 5.1% and 7.2%, respectively, of our total segment revenues were attributable to sales to Canada and Australia. During the nine months ended December 31, 2015, our Canada and Australia sales accounted for approximately 5.2% and 5.9%, respectively, of our total segment revenues, while during the nine months ended December 31, 2014, approximately 6.1% and 7.5%, respectively, of our total segment revenues were attributable to sales to Canada and Australia.

At December 31, 2015, approximately 95.7% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.3% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$256,479	$19,400	$6,800	$282,679

Intangible assets
Indefinite-lived	1,676,991	81,758	110,272	1,869,021
Finite-lived	223,272	1,104	23,114	247,490
Intangible assets, net	1,900,263	82,862	133,386	2,116,511
Total	$2,156,742	$102,262	$140,186	$2,399,190

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of December 31, 2015 and March 31, 2015, Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2015 and 2014. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,598	$159,783	$12,332	$(228)	$199,485
Other revenues	—	98	700	356	(444)	710
Total revenues	—	27,696	160,483	12,688	(672)	200,195

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	11,796	68,148	4,448	(981)	83,411
Gross profit	—	15,900	92,335	8,240	309	116,784

Operating Expenses
Advertising and promotion	—	1,881	25,251	2,803	—	29,935
General and administrative	1,370	1,789	13,463	1,513	—	18,135
Depreciation and amortization	1,013	151	4,794	113	—	6,071
Total operating expenses	2,383	3,821	43,508	4,429	—	54,141
Operating income (loss)	(2,383)	12,079	48,827	3,811	309	62,643

Other (income) expense
Interest income	(12,141)	(21,569)	(1,124)	(128)	34,931	(31)
Interest expense	8,602	19,443	25,255	1,124	(34,931)	19,493
Equity in (income) loss of subsidiaries	(27,711)	(15,898)	(2,033)	—	45,642	—
Total other (income) expense	(31,250)	(18,024)	22,098	996	45,642	19,462
Income (loss) before income taxes	28,867	30,103	26,729	2,815	(45,333)	43,181
Provision for income taxes	872	4,950	8,582	782	—	15,186
Net income (loss)	$27,995	$25,153	$18,147	$2,033	$(45,333)	$27,995

Comprehensive income, net of tax:
Currency translation adjustments	4,922	4,922	4,922	4,922	(14,766)	4,922
Total other comprehensive income (loss)	4,922	4,922	4,922	4,922	(14,766)	4,922
Comprehensive income (loss)	$32,917	$30,075	$23,069	$6,955	$(60,099)	$32,917

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$83,438	$477,079	$37,945	$(2,428)	$596,034
Other revenues	—	273	2,317	1,397	(1,629)	2,358
Total revenues	—	83,711	479,396	39,342	(4,057)	598,392

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	33,105	206,646	13,808	(4,127)	249,432
Gross profit	—	50,606	272,750	25,534	70	348,960

Operating Expenses
Advertising and promotion	—	7,602	68,412	8,236	—	84,250
General and administrative	3,884	5,644	38,326	4,332	—	52,186
Depreciation and amortization	3,032	444	13,686	316	—	17,478
Total operating expenses	6,916	13,690	120,424	12,884	—	153,914
Operating income (loss)	(6,916)	36,916	152,326	12,650	70	195,046

Other (income) expense
Interest income	(36,351)	(64,584)	(3,513)	(366)	104,723	(91)
Interest expense	26,056	61,654	75,604	3,513	(104,723)	62,104
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in (income) loss of subsidiaries	(84,458)	(52,599)	(6,868)	—	143,925	—
Total other (income) expense	(94,753)	(55,078)	65,223	3,147	143,925	62,464
Income (loss) before income taxes	87,837	91,994	87,103	9,503	(143,855)	132,582
Provision for income taxes	1,866	13,867	28,243	2,635	—	46,611
Net income (loss)	$85,971	$78,127	$58,860	$6,868	$(143,855)	$85,971

Comprehensive income, net of tax:
Currency translation adjustments	(6,562)	(6,562)	(6,562)	(6,562)	19,686	(6,562)
Total other comprehensive income (loss)	(6,562)	(6,562)	(6,562)	(6,562)	19,686	(6,562)
Comprehensive income (loss)	$79,409	$71,565	$52,298	$306	$(124,169)	$79,409

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,937	$155,733	$14,273	$(1,508)	$196,435
Other revenues	—	83	1,166	266	(344)	1,171
Total revenues	—	28,020	156,899	14,539	(1,852)	197,606

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,296	71,891	5,208	(1,534)	85,861
Gross profit	—	17,724	85,008	9,331	(318)	111,745

Operating Expenses
Advertising and promotion	—	2,175	25,202	2,767	—	30,144
General and administrative	1,408	1,879	13,760	2,407	—	19,454
Depreciation and amortization	869	156	3,864	265	—	5,154
Total operating expenses	2,277	4,210	42,826	5,439	—	54,752
Operating income (loss)	(2,277)	13,514	42,182	3,892	(318)	56,993

Other (income) expense
Interest income	(12,226)	(21,602)	(1,278)	(15)	35,101	(20)
Interest expense	8,611	24,612	25,212	1,278	(35,101)	24,612
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in (income) loss of subsidiaries	(20,462)	(12,977)	(1,654)	—	35,093	—
Total other (income) expense	(24,077)	(9,967)	21,147	1,263	35,093	23,459
Income (loss) before income taxes	21,800	23,481	21,035	2,629	(35,411)	33,534
Provision for income taxes	507	3,782	6,977	975	—	12,241
Net income (loss)	$21,293	$19,699	$14,058	$1,654	$(35,411)	$21,293

Comprehensive income, net of tax:
Currency translation adjustments	(8,779)	(8,779)	(8,779)	(8,779)	26,337	(8,779)
Total other comprehensive income (loss)	(8,779)	(8,779)	(8,779)	(8,779)	26,337	(8,779)
Comprehensive income (loss)	$12,514	$10,920	$5,279	$(7,125)	$(9,074)	$12,514

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$80,514	$402,967	$40,436	$(2,936)	$520,981
Other revenues	—	308	3,506	1,104	(1,322)	3,596
Total revenues	—	80,822	406,473	41,540	(4,258)	524,577

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	30,170	187,218	14,998	(3,962)	228,424
Gross profit	—	50,652	219,255	26,542	(296)	296,153

Operating Expenses
Advertising and promotion	—	7,563	58,579	8,142	—	74,284
General and administrative	3,662	7,793	43,079	9,054	—	63,588
Depreciation and amortization	2,381	446	8,682	458	—	11,967
Total operating expenses	6,043	15,802	110,340	17,654	—	149,839
Operating income (loss)	(6,043)	34,850	108,915	8,888	(296)	146,314

Other (income) expense
Interest income	(36,604)	(52,546)	(3,800)	(55)	92,938	(67)
Interest expense	25,788	57,505	63,350	3,800	(92,938)	57,505
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in (income) loss of subsidiaries	(53,718)	(33,700)	(2,565)	—	89,983	—
Total other (income) expense	(64,534)	(28,741)	55,852	3,745	89,983	56,305
Income (loss) before income taxes	58,491	63,591	53,063	5,143	(90,279)	90,009
Provision for income taxes	4,003	10,761	18,179	2,578	—	35,521
Net income (loss)	$54,488	$52,830	$34,884	$2,565	$(90,279)	$54,488

Comprehensive income, net of tax:
Currency translation adjustments	(16,883)	(16,883)	(16,883)	(16,883)	50,649	(16,883)
Total other comprehensive income (loss)	(16,883)	(16,883)	(16,883)	(16,883)	50,649	(16,883)
Comprehensive income (loss)	$37,605	$35,947	$18,001	$(14,318)	$(39,630)	$37,605

Condensed Consolidating Balance Sheet
December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$33,752	$—	$—	$15,221	$—	$48,973
Accounts receivable, net	—	13,381	64,679	7,025	—	85,085
Inventories	—	11,186	63,466	7,095	(1,076)	80,671
Deferred income tax assets	304	728	6,921	453	—	8,406
Prepaid expenses and other current assets	2,174	446	1,165	1,235	—	5,020
Total current assets	36,230	25,741	136,231	31,029	(1,076)	228,155

Property and equipment, net	9,383	227	2,085	607	—	12,302
Goodwill	—	66,007	197,272	19,400	—	282,679
Intangible assets, net	—	191,923	1,841,558	83,030	—	2,116,511
Other long-term assets	—	1,352	—	—	—	1,352
Intercompany receivables	1,231,094	2,523,623	960,672	10,958	(4,726,347)	—
Investment in subsidiary	1,620,683	1,274,571	68,658	—	(2,963,912)	—
Total Assets	$2,897,390	$4,083,444	$3,206,476	$145,024	$(7,691,335)	$2,640,999

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,952	$5,668	$18,372	$2,547	$—	$28,539
Accrued interest payable	—	9,359	—	—	—	9,359
Other accrued liabilities	10,276	2,132	31,852	4,563	—	48,823
Total current liabilities	12,228	17,159	50,224	7,110	—	86,721

Long-term debt
Principal amount	—	1,477,500	—	—	—	1,477,500
Less unamortized debt costs	—	(30,468)	—	—	—	(30,468)
Long-term debt, net	—	1,447,032	—	—	—	1,447,032

Deferred income tax liabilities	—	59,256	324,211	18	—	383,485
Other long-term liabilities	—	—	2,664	159	—	2,823
Intercompany payables	2,164,224	1,010,637	1,478,338	73,148	(4,726,347)	—
Total Liabilities	2,176,452	2,534,084	1,855,437	80,435	(4,726,347)	1,920,061

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	442,127	1,280,947	1,131,578	74,031	(2,486,556)	442,127
Treasury stock, at cost	(5,121)	—	—	—	—	(5,121)
Accumulated other comprehensive income (loss), net of tax	(29,974)	(29,974)	(29,974)	(29,974)	89,922	(29,974)
Retained earnings (accumulated deficit)	313,376	298,387	249,435	20,532	(568,354)	313,376
Total Stockholders' Equity	720,938	1,549,360	1,351,039	64,589	(2,964,988)	720,938
Total Liabilities and Stockholders' Equity	$2,897,390	$4,083,444	$3,206,476	$145,024	$(7,691,335)	$2,640,999

Condensed Consolidating Balance Sheet
March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,387	$—	$—	$9,931	$—	$21,318
Accounts receivable, net	—	14,539	66,523	6,796	—	87,858
Inventories	—	8,667	60,297	6,182	(1,146)	74,000
Deferred income tax assets	452	674	6,497	474	—	8,097
Prepaid expenses and other current assets	5,731	141	3,804	758	—	10,434
Total current assets	17,570	24,021	137,121	24,141	(1,146)	201,707

Property and equipment, net	10,726	175	2,207	636	—	13,744
Goodwill	—	66,007	204,205	20,439	—	290,651
Intangible assets, net	—	192,325	1,854,798	87,577	—	2,134,700
Other long-term assets	—	1,165	—	—	—	1,165
Intercompany receivables	1,210,017	2,607,054	668,169	8,764	(4,494,004)	—
Investment in subsidiary	1,545,575	1,228,535	65,564	—	(2,839,674)	—
Total Assets	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,959	$6,829	$32,898	$4,429	$—	$46,115
Accrued interest payable	—	11,974	—	—	—	11,974
Other accrued liabilities	10,378	1,153	25,795	3,622	—	40,948
Total current liabilities	12,337	19,956	58,693	8,051	—	99,037

Long-term debt
Principal amount	—	1,593,600	—	—	—	1,593,600
Less unamortized debt costs	—	(32,327)	—	—	—	(32,327)
Long-term debt, net	—	1,561,273	—	—	—	1,561,273

Deferred income tax liabilities	—	59,038	292,504	27	—	351,569
Other long-term liabilities	—	—	2,293	171	—	2,464
Intercompany payables	2,143,927	1,001,219	1,279,833	69,025	(4,494,004)	—
Total Liabilities	2,156,264	2,641,486	1,633,323	77,274	(4,494,004)	2,014,343

Stockholders' Equity
Common stock	525	—	—	—	—	525
Additional paid-in capital	426,584	1,280,948	1,131,578	74,031	(2,486,557)	426,584
Treasury stock, at cost	(3,478)	—	—	—	—	(3,478)
Accumulated other comprehensive income (loss), net of tax	(23,412)	(23,412)	(23,412)	(23,412)	70,236	(23,412)
Retained earnings (accumulated deficit)	227,405	220,260	190,575	13,664	(424,499)	227,405
Total Stockholders' Equity	627,624	1,477,796	1,298,741	64,283	(2,840,820)	627,624
Total Liabilities and Stockholders' Equity	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$85,971	$78,127	$58,860	$6,868	$(143,855)	$85,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,032	444	13,686	316	—	17,478
Deferred income taxes	148	164	31,301	(22)	—	31,591
Amortization of debt origination costs	—	5,433	—	—	—	5,433
Stock-based compensation costs	7,057	—	—	41	—	7,098
Loss on extinguishment of debt	—	451	—	—	—	451
Gain on sale or disposal of property and equipment	—	—	—	(36)	—	(36)
Equity in income of subsidiaries	(84,458)	(52,599)	(6,868)	—	143,925	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1,158	2,188	(893)	—	2,453
Inventories	—	(2,519)	(3,014)	(1,511)	(70)	(7,114)
Prepaid expenses and other current assets	3,557	(305)	2,752	(532)	—	5,472
Accounts payable	(33)	(1,161)	(14,613)	(1,746)	—	(17,553)
Accrued liabilities	(102)	(1,636)	5,439	1,506	—	5,207
Net cash provided by operating activities	15,172	27,557	89,731	3,991	—	136,451

Investing Activities
Purchases of property and equipment	(1,741)	(93)	(212)	(494)		(2,540)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	—	—	7,237	—	—	7,237
Net cash provided by (used in) investing activities	(1,741)	(93)	7,025	(150)	—	5,041

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit agreement	—	15,000	—	—	—	15,000
Repayments under revolving credit agreement	—	(81,100)	—	—	—	(81,100)
Payments of debt origination costs	—	(4,211)	—	—	—	(4,211)
Proceeds from exercise of stock options	6,600	—	—	—	—	6,600
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,850	—	—	—	—	1,850
Fair value of shares surrendered as payment of tax withholding	(2,187)	—	—	—	—	(2,187)
Intercompany activity, net	2,127	92,847	(96,756)	1,782	—	—
Net cash (used in) provided by financing activities	8,934	(27,464)	(96,756)	1,782	—	(113,504)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(333)	—	(333)
Increase in cash and cash equivalents	22,365	—	—	5,290	—	27,655
Cash and cash equivalents - beginning of period	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of period	$33,752	$—	$—	$15,221	$—	$48,973

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$54,488	$52,830	$34,884	$2,565	$(90,279)	$54,488
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,381	446	8,682	458	—	11,967
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Deferred income taxes	(69)	1,814	17,900	(128)	—	19,517
Amortization of debt origination costs	—	5,904	—	—	—	5,904
Stock-based compensation costs	4,919	—	—	—	—	4,919
Lease termination costs	—	—	1,125	—	—	1,125
Loss on sale or disposal of equipment	—	—	—	321	—	321
Equity in income of subsidiaries	(53,718)	(33,700)	(2,565)	—	89,983	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	466	(131)	6,556	(4,778)	—	2,113
Inventories	—	5,381	8,109	692	296	14,478
Prepaid expenses and other current assets	5,821	(140)	2,070	(153)	—	7,598
Accounts payable	(2,460)	(2,652)	(21,748)	1,408	—	(25,452)
Accrued liabilities	1,010	2,392	2,978	1,917	—	8,297
Net cash provided by operating activities	12,838	32,144	56,858	2,302	—	104,142

Investing Activities
Purchases of property and equipment	(3,167)	—	(419)	(114)	—	(3,700)
Proceeds from sale of business	—	—	18,500	—	—	18,500
Proceeds from sale of asset	—	—	10,000	—	—	10,000
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(809,157)	731,166	77,991	—	—
Net cash (used in) provided by investing activities	(3,167)	(809,157)	9,581	(114)	—	(802,857)

Financing Activities
Term loan borrowings	—	720,000	—	—	—	720,000
Term loan repayments	—	(80,000)	—	—	—	(80,000)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Payment of debt origination costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	3,654	—	—	—	—	3,654
Proceeds from restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,030	—	—	—	—	1,030
Fair value of shares surrendered as payment of tax withholding	(1,688)	—	—	—	—	(1,688)
Intercompany activity, net	(23,093)	86,985	(65,950)	2,058	—	—
Net cash provided by (used in) financing activities	(20,040)	777,013	(65,950)	2,058	—	693,081

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(746)	—	(746)
(Decrease) increase in cash and cash equivalents	(10,369)	—	489	3,500	—	(6,380)
Cash and cash equivalents - beginning of period	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of period	$14,275	$—	$489	$7,187	$—	$21,951

20. Subsequent Events

Acquisition of DenTek Oral Care, Inc.
On November 23, 2015, we announced that we had entered into a definitive agreement to acquire DenTek Oral Care, Inc. ("DenTek"), a privately-held marketer and distributor of oral care products, for $225.0 million in cash. As of the date of this filing, we have not yet completed the acquisition, although we have recently received clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and anticipate closing on this transaction in the near future. The transaction will be financed from a combination of available cash on hand, the use of our existing credit facilities, and funds made available pursuant to a short-term bridge loan, which we anticipate finalizing prior to the DenTek closing. We anticipate refinancing the bridge loan on a long-term basis in the near future.

Director Resignation
On February 1, 2016, Charles J. Hinkaty resigned as a Director of the Company. Mr. Hinkaty had served as a Director since May 2010. His resignation was not the result of a disagreement related to the Company's operations, policies or practices.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 66 of this Quarterly Report on Form 10-Q.

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

Acquisitions

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $745.9 million in cash after receiving a return of approximately $7.2 million from escrow related to an arbitrator's ruling. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. The Insight brands are primarily included in our North American OTC Healthcare segment.

The Insight acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed by increasing goodwill for certain immaterial items that came to our attention subsequent to the date of acquisition. Additionally, during the quarter ended December 31, 2015, we reduced goodwill, as we received $7.2 million as a result of an arbitration ruling relating to the disputed working capital calculation as of the date of the Insight acquisition, which is clearly and directly related to the purchase price. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date, after giving effect of the adjustments noted above.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	26,012
Inventories	23,456
Deferred income tax assets - current	1,032
Prepaids and other current assets	1,341
Property, plant and equipment	2,308
Goodwill	96,323
Intangible assets	724,374
Total assets acquired	878,353

Accounts payable	16,079
Accrued expenses	8,539
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	132,417
Total purchase price	$745,936

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at December 31, 2015 was 14.8 years.

We also recorded goodwill of $96.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired after the effect of the adjustments described above. Goodwill is not deductible for income tax purposes.

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

Results of Operations

Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$30,454	15.2	$28,187	14.3	$2,267	8.0
Cough & Cold	30,466	15.2	31,927	16.2	(1,461)	(4.6)
Women's Health	33,521	16.7	31,364	15.9	2,157	6.9
Gastrointestinal	17,401	8.7	17,365	8.8	36	0.2
Eye & Ear Care	21,927	10.9	20,528	10.4	1,399	6.8
Dermatologicals	19,734	9.9	17,663	8.9	2,071	11.7
Oral Care	9,996	5.0	12,300	6.2	(2,304)	(18.7)
Other OTC	1,551	0.8	1,471	0.7	80	5.4
Total North American OTC Healthcare	165,050	82.4	160,805	81.4	4,245	2.6

International OTC Healthcare
Analgesics	450	0.2	657	0.3	(207)	(31.5)
Cough & Cold	3,696	1.8	3,831	1.9	(135)	(3.5)
Women's Health	877	0.4	589	0.3	288	48.9
Gastrointestinal	5,517	2.8	6,668	3.4	(1,151)	(17.3)
Eye & Ear Care	2,622	1.3	3,069	1.6	(447)	(14.6)
Dermatologicals	524	0.3	570	0.3	(46)	(8.1)
Oral Care	126	0.1	172	0.1	(46)	(26.7)
Other OTC	9	—	11	—	(2)	(18.2)
Total International OTC Healthcare	13,821	6.9	15,567	7.9	(1,746)	(11.2)

Total OTC Healthcare	178,871	89.3	176,372	89.3	2,499	1.4
Household Cleaning	21,324	10.7	21,234	10.7	90	0.4
Total Consolidated	$200,195	100.0	$197,606	100.0	$2,589	1.3

Total segment revenues for the three months ended December 31, 2015 were $200.2 million, an increase of $2.6 million, or 1.3%, versus the three months ended December 31, 2014. This increase was primarily related to the North American OTC Healthcare segment in the analgesics, women's health, dermatologicals, and eye & ear care product groups. The increase was partially offset by a decrease of $1.7 million in the International OTC Healthcare segment, primarily due to the lower revenues from certain brands in the gastrointestinal and eye & ear care product groups.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $4.2 million, or 2.6%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014.

This increase was primarily due to the increases of $2.3 million in the analgesics product group, $2.2 million in the women's health product group, $2.1 million in the dermatologicals product group, and $1.4 million in the eye & ear care product group during the three months ended December 31, 2015 versus the three months ended December 31, 2014. The increase was partially offset by decreases in the oral care and cough & cold product groups of $2.3 million and $1.5 million, respectively. The decrease in the cough & cold product group was partially due to Pediacare, which continues to experience declines in revenues and market share due to increasing competition in the cough & cold market. Although we experienced declines in revenues in Pediacare, we continue to believe that the carrying value is recoverable. However, if we experience future declines in revenue or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods.

In the past, in our women's health and analgesics product groups, a third-party manufacturer had failed to keep up with demand, leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, those out of stock issues were resolved as a result of increased manufacturing, and we therefore believe we will not have need for an alternative supplier as we had previously anticipated. If supply issues resurface in these or in other product groups that are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $1.7 million, or 11.2%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. This decrease was primarily due to a decrease of $1.2 million in the gastrointestinal product group and a decrease of $0.5 million in the eye & ear care product group. The decrease was also related to the negative impact of foreign currency exchange rates during the three months ended December 31, 2015 versus the three months ended December 31, 2014.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $0.1 million, or 0.4%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. This increase was primarily attributable to increased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$62,654	38.0	$63,479	39.5	$(825)	(1.3)
International OTC Healthcare	4,965	35.9	6,247	40.1	(1,282)	(20.5)
Household Cleaning	15,792	74.1	16,135	76.0	(343)	(2.1)
	$83,411	41.7	$85,861	43.5	$(2,450)	(2.9)

Cost of sales decreased $2.5 million, or 2.9%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. This decrease was largely due to decreases in the International OTC Healthcare segment and the North American OTC Healthcare segment. As a percentage of total revenue, cost of sales decreased to 41.7% in the three months ended December 31, 2015 from 43.5% in the three months ended December 31, 2014. This decrease in cost of sales as a percentage of revenues was a result of decreases in cost of sales in all segments.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment decreased $0.8 million, or 1.3%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014.  As a percentage of the North American OTC Healthcare revenues, cost of sales decreased to 38.0% during the three months ended December 31, 2015 from 39.5% during the three months ended December 31, 2014. The decrease in costs of sales as a percentage of revenues was primarily due to a favorable product mix in the North American OTC Healthcare segment.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment decreased $1.3 million, or 20.5%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. This decrease was due to decreases in cost of sales in the gastrointestinal product group and the eye & ear care product group, driven by foreign currency exchange rate fluctuations during the three months ended December 31, 2015 versus the three months ended December 31, 2014. As a percentage of the International

OTC Healthcare revenues, cost of sales decreased to 35.9% in the three months ended December 31, 2015 from 40.1% during the three months ended December 31, 2014. The decrease in cost of sales as a percentage of revenues was due to the decreases in cost of sales in the gastrointestinal and eye & ear care product groups.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.3 million, or 2.1%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014.  As a percentage of Household Cleaning revenues, cost of sales decreased to 74.1% during the three months ended December 31, 2015 from 76.0% during the three months ended December 31, 2014. This decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$102,396	62.0	$97,326	60.5	$5,070	5.2
International OTC Healthcare	8,856	64.1	9,320	59.9	(464)	(5.0)
Household Cleaning	5,532	25.9	5,099	24.0	433	8.5
	$116,784	58.3	$111,745	56.5	$5,039	4.5

Gross profit for the three months ended December 31, 2015 increased $5.0 million, or 4.5%, when compared with the three months ended December 31, 2014.  As a percentage of total revenues, gross profit increased to 58.3% in the three months ended December 31, 2015 from 56.5% in the three months ended December 31, 2014. The increase in gross profit as a percentage of revenues was primarily due to the increases in gross margin in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $5.1 million, or 5.2%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. As a percentage of North American OTC Healthcare revenues, gross profit increased to 62.0% during the three months ended December 31, 2015 from 60.5% during the three months ended December 31, 2014. The increase in gross profit and the increase in gross profit as a percentage of revenues was primarily attributable to an increase in gross margin in the women’s health and analgesics product groups.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $0.5 million, or 5.0%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. As a percentage of International OTC Healthcare revenues, gross profit increased to 64.1% during the three months ended December 31, 2015 from 59.9% during the three months ended December 31, 2014. As discussed above, this increase was primarily due to decreased cost of sales as a percentage of revenues for the three months ended December 31, 2015 versus the three months ended December 31, 2014.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $0.4 million, or 8.5%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014.  As a percentage of Household Cleaning revenue, gross profit increased to 25.9% during the three months ended December 31, 2015 from 24.0% during the three months ended December 31, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to higher sales through certain distribution channels that have higher gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$75,924	46.0	$70,547	43.9	$5,377	7.6
International OTC Healthcare	6,018	43.5	6,544	42.0	(526)	(8.0)
Household Cleaning	4,907	23.0	4,510	21.2	397	8.8
	$86,849	43.4	$81,601	41.3	$5,248	6.4

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $5.2 million, or 6.4%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014.  This increase was primarily related to the increases in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $5.4 million, or 7.6%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. The contribution margin increase was primarily the result of an increase in gross profit in the analgesics and women's health product groups. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 46.0% during the three months ended December 31, 2015 from 43.9% during the three months ended December 31, 2014.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.5 million, or 8.0%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014. As a percentage of International OTC Healthcare revenues, contribution margin increased to 43.5% during the three months ended December 31, 2015 from 42.0% during the three months ended December 31, 2014. This increase in contribution margin as a percentage of revenues was primarily the result of the decrease in cost of sales as a percentage of revenues discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $0.4 million, or 8.8%, during the three months ended December 31, 2015 versus the three months ended December 31, 2014.  As a percentage of Household Cleaning revenues, contribution margin increased to 23.0% during the three months ended December 31, 2015 from 21.2% during the three months ended December 31, 2014. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $18.1 million for the three months ended December 31, 2015 versus $19.5 million for the three months ended December 31, 2014. The decrease in general and administrative expenses was primarily due to a lease termination charge of $1.1 million related to the remaining lease payments from the Insight office, incurred during the third quarter of fiscal 2015.

Depreciation and Amortization
Depreciation and amortization expense was $6.1 million and $5.2 million for the three months ended December 31, 2015 and 2014, respectively. The increase in depreciation and amortization expense was due to higher intangible asset amortization in the three months ended December 31, 2015 related to Pediacare, as this trade name was reclassified to a finite-lived intangible asset as part of our annual impairment analysis conducted during the fourth fiscal quarter of 2015.

Interest Expense
Net interest expense was $19.5 million during the three months ended December 31, 2015 versus $24.6 million during the three months ended December 31, 2014. The decrease in net interest expense was primarily the result of reduced borrowings under our term loan facility and revolving credit facility. The average indebtedness outstanding decreased from approximately $1.7 billion during the three months ended December 31, 2014 to $1.5 billion during the three months ended December 31, 2015. The decrease in average indebtedness outstanding is the result of the reduced borrowings discussed above. The average cost of borrowing decreased to 5.2% for the three months ended December 31, 2015 from 5.8% for the three months ended December 31, 2014.

Income Taxes
The provision for income taxes during the three months ended December 31, 2015 was $15.2 million versus $12.2 million during the three months ended December 31, 2014.  The effective tax rate during the three months ended December 31, 2015 was 35.2% versus 36.5% during the three months ended December 31, 2014. The decrease in the effective tax rate for the three months ended December 31, 2015 versus the three months ended December 31, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year period and to the favorable tax deductions related to stock options, equity awards and to certain foreign tax credits that were realized in the current year period. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2016 is expected to be approximately 35.1%, excluding the impact of acquisitions and discrete items that may occur.

Results of Operations

Nine Months Ended December 31, 2015 compared to the Nine Months Ended December 31, 2014

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2015 and 2014.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$86,996	14.5	$82,290	15.7	$4,706	5.7
Cough & Cold	74,661	12.5	76,741	14.6	(2,080)	(2.7)
Women's Health	100,036	16.7	40,851	7.8	59,185	(*)
Gastrointestinal	56,782	9.5	58,899	11.2	(2,117)	(3.6)
Eye & Ear Care	71,137	12.0	64,086	12.2	7,051	11.0
Dermatologicals	63,026	10.5	47,383	9.0	15,643	33.0
Oral Care	29,706	5.0	35,421	6.8	(5,715)	(16.1)
Other OTC	4,466	0.7	4,574	0.9	(108)	(2.4)
Total North American OTC Healthcare	486,810	81.4	410,245	78.2	76,565	18.7

International OTC Healthcare
Analgesics	1,668	0.3	2,114	0.4	(446)	(21.1)
Cough & Cold	12,968	2.2	14,090	2.7	(1,122)	(8.0)
Women's Health	2,381	0.4	1,765	0.3	616	34.9
Gastrointestinal	14,667	2.3	14,764	2.8	(97)	(0.7)
Eye & Ear Care	9,415	1.6	10,311	2.0	(896)	(8.7)
Dermatologicals	1,669	0.3	1,799	0.3	(130)	(7.2)
Oral Care	509	0.1	361	0.1	148	41.0
Other OTC	18	—	15	—	3	20.0
Total International OTC Healthcare	43,295	7.2	45,219	8.6	(1,924)	(4.3)

Total OTC Healthcare	530,105	88.6	455,464	86.8	74,641	16.4
Household Cleaning	68,287	11.4	69,113	13.2	(826)	(1.2)
Total Consolidated	$598,392	100.0	$524,577	100.0	$73,815	14.1
(*) % not meaningful

Total segment revenues for the nine months ended December 31, 2015 were $598.4 million, an increase of $73.8 million, or 14.1%, versus the nine months ended December 31, 2014. This increase was primarily related to an increase of $76.6 million in the North American OTC Healthcare segment, largely due to the acquisition of Insight. The Insight brands accounted for approximately $74.1 million of revenues in the North American OTC Healthcare segment that were not included in the comparable period in the prior year. The increase was partially offset by a decrease of $2.0 million in the International OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $76.6 million, or 18.7%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.

This increase was primarily due to the acquisition of Insight, which contributed $74.1 million of revenues not included in the comparable period in the prior year, consisting of increases of $55.3 million, $11.3 million, $2.5 million, $2.4 million, and $1.7 million in the women’s health, dermatologicals, eye & ear care, cough & cold, and analgesics product groups, respectively. In addition to the revenue increase contributed by Insight, there was an increase of $2.4 million in revenue primarily consisting of increases in the eye & ear care, dermatologicals, women’s health and analgesics product groups, which was partially offset by decreases in oral care, gastrointestinal and cough & cold product groups. The decrease in the cough & cold product group was partially due to Pediacare, which continues to experience declines in revenues and market share due to increasing competition in the cough & cold market. Although we experienced declines in revenues in Pediacare, we continue to believe that the carrying value is recoverable. However, if we experience future declines in revenue or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods.

In the past, in our women's health and analgesics product groups, a third-party manufacturer had failed to keep up with demand leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, those out of stock issues were resolved as a result of increased manufacturing, and we therefore believe we will not have need for an alternative supplier as we had previously anticipated. If supply issues resurface in these or in other product groups that are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $1.9 million, or 4.3%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. This decrease was primarily due to a decrease of $1.1 million in the cough & cold product group and a decrease of $0.9 million in the eye & ear care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $0.8 million, or 1.2%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. The decrease was primarily due to decreased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$182,279	37.4	$158,005	38.5	$24,274	15.4
International OTC Healthcare	16,347	37.8	17,926	39.6	(1,579)	(8.8)
Household Cleaning	50,806	74.4	52,493	76.0	(1,687)	(3.2)
	$249,432	41.7	$228,424	43.5	$21,008	9.2

Cost of sales increased $21.0 million, or 9.2%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. This increase was largely due to increased sales volume associated with the acquisitions of Insight and the Hydralyte brand. As a percentage of total revenue, cost of sales decreased to 41.7% in the nine months ended December 31, 2015 from 43.5% in the nine months ended December 31, 2014. This decrease in cost of sales as a percentage of revenues was the result of decreases in cost of sales as a percentage of revenue in all segments.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $24.3 million, or 15.4%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales decreased to 37.4% during the nine months ended December 31, 2015 from 38.5% during the nine months ended December 31, 2014. The decrease in costs of sales as a percentage of revenues was largely due to a favorable product mix in the North American OTC Healthcare segment, primarily the result of the acquired Insight brands.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment decreased $1.6 million, or 8.8%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. This decrease was due to decreases in cost of sales in the gastrointestinal, eye & ear and cough & cold product groups, driven by foreign currency exchange rate fluctuations year over year. As a percentage of the International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 37.8% in the nine months ended December 31, 2015 from 39.6% during the nine months ended December 31, 2014. The decrease in cost of sales as a percentage of revenues was primarily attributable to the product groups discussed above.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.7 million, or 3.2%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.  As a percentage of Household Cleaning revenues, cost of sales decreased to 74.4% during the nine months ended December 31, 2015 from 76.0% during the nine months ended December 31, 2014. This decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$304,531	62.6	$252,240	61.5	$52,291	20.7
International OTC Healthcare	26,948	62.2	27,293	60.4	(345)	(1.3)
Household Cleaning	17,481	25.6	16,620	24.0	861	5.2
	$348,960	58.3	$296,153	56.5	$52,807	17.8

Gross profit for the nine months ended December 31, 2015 increased $52.8 million, or 17.8%, when compared with the nine months ended December 31, 2014.  As a percentage of total revenues, gross profit increased to 58.3% in the nine months ended December 31, 2015 from 56.5% in the nine months ended December 31, 2014. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins associated with the acquired Insight brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $52.3 million, or 20.7%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.  This increase was due to higher overall sales volume primarily from the acquisition of Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit increased to 62.6% in the nine months ended December 31, 2015 from 61.5% in the nine months ended December 31, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to the mix of the brands acquired from Insight that were in-line with certain of our higher gross margin OTC healthcare brands.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $0.3 million, or 1.3%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.2% during the nine months ended December 31, 2015 from 60.4% during the nine months ended December 31, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to an increase in gross margin in the gastrointestinal product group.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $0.9 million, or 5.2%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.  As a percentage of Household Cleaning revenue, gross profit increased to 25.6% during the nine months ended December 31, 2015 from 24.0% during the nine months ended December 31, 2014. The increase in gross profit as a percentage of revenues was primarily attributable to higher sales through certain distribution channels that have higher gross margins.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$230,424	47.3	$187,667	45.7	$42,757	22.8
International OTC Healthcare	18,610	43.0	19,142	42.3	(532)	(2.8)
Household Cleaning	15,676	23.0	15,060	21.8	616	4.1
	$264,710	44.2	$221,869	42.3	$42,841	19.3

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $42.8 million, or 19.3%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.  The contribution margin increase was primarily related to the increase in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $42.8 million, or 22.8%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the Insight acquisition, partially offset by an increase in advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 47.3% during the nine months ended December 31, 2015 from 45.7% during the nine months ended December 31, 2014.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.5 million, or 2.8%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. As a percentage of International OTC Healthcare revenues, contribution margin increased to 43.0% during the nine months ended December 31, 2015 from 42.3% during the nine months ended December 31, 2014.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $0.6 million, or 4.1%, during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014.  As a percentage of Household Cleaning revenues, contribution margin increased to 23.0% during the nine months ended December 31, 2015 from 21.8% during the nine months ended December 31, 2014. This increase was primarily attributable to a favorable product mix in certain distribution channels.

General and Administrative
General and administrative expenses were $52.2 million for the nine months ended December 31, 2015 versus $63.6 million for the nine months ended December 31, 2014. The decrease in general and administrative expenses was primarily due to the decrease in acquisition costs of $13.9 million associated with the acquisition and integration of Insight in the prior year. This decrease was also attributable to a lease termination charge of $1.1 million related to the remaining lease payments from the Insight office incurred during the third quarter of fiscal 2015. These decreases were partially offset by an increase in compensation, stock based compensation and information technology costs of $2.6 million, $2.2 million and $1.0 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense was $17.5 million and $12.0 million for the nine months ended December 31, 2015 and 2014, respectively. The increase in depreciation and amortization expense was primarily due to higher intangible asset amortization in the nine months ended December 31, 2015 related to the intangible assets acquired as a result of the Insight acquisition. Additionally, the increase in depreciation and amortization is partially due to higher intangible asset amortization in the nine months ended December 31, 2015 related to Pediacare, as this trade name was reclassified to a finite-lived intangible asset as part of our annual impairment analysis conducted during the fourth fiscal quarter of 2015.

Interest Expense
Net interest expense was $62.1 million during the nine months ended December 31, 2015 versus $57.5 million during the nine months ended December 31, 2014. The increase in net interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisition of Insight. The average indebtedness outstanding increased from $1.3 billion during the nine months ended December 31, 2014 to $1.5 billion during the nine months ended December 31, 2015. The increase in average indebtedness outstanding is the result of additional borrowings under our term loan facility and revolving credit facility to fund our acquisition of Insight. The average cost of borrowing decreased to 5.3% for the nine months ended December 31, 2015, from 5.9% for the nine months ended December 31, 2014.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2015 was $46.6 million versus $35.5 million during the nine months ended December 31, 2014.  The effective tax rate during the nine months ended December 31, 2015 was 35.2% versus 39.5% during the nine months ended December 31, 2014. The decrease in the effective tax rate for the nine months ended December 31, 2015 versus the nine months ended December 31, 2014 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year and to the favorable tax deductions related to stock options, equity awards and to certain foreign tax credits realized in the current year period. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2016 is expected to be approximately 35.1%, excluding the impact of acquisitions and discrete items that may occur.

Liquidity and Capital Resources
Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed, and expect to continue to finance our operations over the next twelve months, with a combination of borrowings and funds generated from operations.  Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations, and our existing credit facilities, will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard.

The following table summarizes our cash provided by (used in) operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements.

	Nine Months ended December 31,
(In thousands)	2015	2014
Cash provided by (used in):
Operating Activities	$136,451	$104,142
Investing Activities	5,041	(802,857)
Financing Activities	(113,504)	693,081

Operating Activities
Net cash provided by operating activities was $136.5 million for the nine months ended December 31, 2015 compared to $104.1 million for the nine months ended December 31, 2014. The $32.3 million increase in net cash provided by operating activities was primarily due to an increase in net income of $31.5 million and an increase in non-cash charges of $19.4 million, partially offset by an increase in working capital of $18.6 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased in the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 as a result of an increase in the year-over-year change in inventory of $21.6 million, a lower decrease in the year-over-year change in prepaid expenses and other current assets of $2.2 million and a decrease in the year-over-year change in accrued liabilities of $3.1 million, partially offset by a lower decrease in the year-over-year change in accounts payable of $8.0 million and a decrease in the year-over-year change in accounts receivable of $0.3 million. The year-over-year increase of $21.6 million of inventory is primarily the result of an inventory build of $7.1 million in the current year period primarily related to certain brands in anticipation of short-term requirements and a $14.5 million inventory usage in the prior year period primarily associated with certain brands selling through and holding less stock.

Non-cash charges increased $19.4 million for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 primarily due to an increase in deferred income taxes of $12.1 million, an increase in depreciation and amortization of $5.5 million, and an increase in stock-based compensation of $2.2 million.

Investing Activities
Net cash provided by investing activities was $5.0 million for the nine months ended December 31, 2015 compared to net cash used in investing activities of $802.9 million for the nine months ended December 31, 2014. The change was primarily due to the use of cash for the acquisition of Insight in September 2014 of $749.7 million and the acquisition of the Hydralyte brand in April 2014 of $78.0 million, and the proceeds received from the escrow following the arbitrator's ruling relating to the working capital dispute of the Insight acquisition of $7.2 million in the current period, offset partially by $18.5 million of proceeds from the sale of one brand we acquired from the Insight acquisition, and $10.0 million received as proceeds from the sale of certain rights to sell our Comet brand in certain Eastern European countries to a licensee, both in the prior year period.

Financing Activities
Net cash used in financing activities was $113.5 million for the nine months ended December 31, 2015 compared to net cash provided by financing activities of $693.1 million for the nine months ended December 31, 2014.  The change was primarily due to net borrowings under our credit facilities of $706.1 million in the prior year period primarily to acquire Insight and net repayments under our existing credit facilities of $116.1 million in the current year period.

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
On June 9, 2015, the Borrower entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date to five years from the effective date of the 2012 ABL Revolver to June 9, 2020. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2015, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.1%.
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
As of December 31, 2015, we had an aggregate of $1,477.5 million of outstanding indebtedness, which consisted of the following:

•	$250.0 million of 8.125% 2012 Senior Notes due 2020;

•	$400.0 million of 5.375% 2013 Senior Notes due 2021; and

•	$827.5 million of borrowings under the Term B-3 Loans; and

As of December 31, 2015, we had $115.4 million of borrowing capacity under the 2012 ABL Revolver.

In connection with the closing of the DenTek acquisition, we anticipate that the transaction will be financed from a combination of available cash on hand, the use of our existing credit facilities, and funds available pursuant to a short-term bridge loan, which we anticipate finalizing prior to the DenTek closing. We anticipate refinancing the bridge loan on a long-term basis in the near future.

The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the nine months ended December 31, 2015, the average interest rate on the 2012 Term Loan was 4.5%.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either December 31, 2015 or March 31, 2015 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and 2013 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.25 to 1.0 for the quarter ended December 31, 2015 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.50 to 1.0 for the quarter ended December 31, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2015 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At December 31, 2015, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2012 Senior Notes and the 2013 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2016. During the years ended March 31, 2015, 2014 and 2013, we made voluntary principal payments against outstanding indebtedness of $130.0 million, $157.5 million and $190.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million. Since we have previously made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2019.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three and nine months ended December 31, 2015, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for the fiscal year ended March 31, 2015 was $53.2 million. For the three and nine months ended December 31, 2015, our related promotional expense was $13.7 million and $40.9 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2015, our sales and operating income would have been reduced by approximately $5.3 million.  Net income would have been adversely affected by approximately $3.4 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine months ended December 31, 2015, our sales and operating income would have been adversely affected by approximately $1.4 million and $4.1 million, respectively.  Net income would have been adversely affected by approximately $0.9 million and $2.7 million, respectively, for the three and nine months ended December 31, 2015.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2015, we had 341 coupon events.  The amount recorded against revenues and accrued for these events during 2015 was $5.2 million. Cash settlement of coupon redemptions during 2015 was $3.6 million.  During the three and nine months ended December 31, 2015, we had 81 and 321 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and nine months ended December 31, 2015 was $1.3 million and $5.0 million, respectively. Cash settlement of coupon redemptions during the three and nine months ended December 31, 2015 was $0.2 million and $2.0 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2015, 2014 and 2013, returns represented 4.2%, 2.2% and 2.9%, respectively, of gross sales.  For the three and nine months December 31, 2015, product returns represented 4.2% and 4.1% of gross sales, respectively.  At December 31, 2015 and March 31, 2015, the allowance for sales returns and cash discounts was $10.3 million and $8.6 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 4.2% to 2.2% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2015 by approximately $0.8 million.  Net income would have been reduced by approximately $0.5 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine months ended December 31, 2015 would have reduced our reported sales and operating income by approximately $0.2 million and $0.7 million, respectively. Net income would have been reduced by approximately $0.2 million and $0.5 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.9 million for the fiscal year ended March 31, 2015, while for the three and nine months ended December 31, 2015, we reduced obsolescence costs by $0.6 million and recorded obsolescence costs of $2.0 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2015 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2015 by approximately $0.4 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and nine months ended December 31, 2015 would have adversely affected each of our reported operating income and net income by less than $0.1 million and $0.1 million, respectively.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.6% and 1.3% of accounts receivable at December 31, 2015 and March 31, 2015, respectively.  Bad debt expense for the fiscal year ended March 31, 2015 was approximately $0.1 million, while during the three and nine months ended December 31, 2015, we recorded bad debt expense of less than $0.1 million and $0.1 million, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales during the fiscal year ended March 31, 2015 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and nine months ended December 31, 2015 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million $0.1 million, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,399.2 million and $2,425.4 million at December 31, 2015 and March 31, 2015, respectively.  At December 31, 2015, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$256,479	$19,400	$6,800	$282,679

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	1,971	—	343,093
Cough & Cold	138,946	18,322	—	157,268
Women's Health	532,300	1,606	—	533,906
Gastrointestinal	213,639	57,961	—	271,600
Eye & Ear Care	172,319	—	—	172,319
Dermatologicals	217,227	1,898	—	219,125
Oral Care	61,438	—	—	61,438
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,676,991	81,758	110,272	1,869,021

Finite-lived:
Analgesics	9,341	—	—	9,341
Cough & Cold	74,536	626	—	75,162
Women's Health	36,549	274	—	36,823
Gastrointestinal	20,135	204	—	20,339
Eye & Ear Care	28,940	—	—	28,940
Dermatologicals	24,000	—	—	24,000
Oral Care	14,830	—	—	14,830
Other OTC	14,941	—	—	14,941
Household Cleaning	—	—	23,114	23,114
Total finite-lived intangible assets, net	223,272	1,104	23,114	247,490
Total intangible assets, net	1,900,263	82,862	133,386	2,116,511
Total goodwill and intangible assets, net	$2,156,742	$102,262	$140,186	$2,399,190

At December 31, 2015, our highest valued brands were, Monistat, BC/Goody's, Clear Eyes, and Chloraseptic, comprising approximately 51.7% of the intangible assets within the OTC Healthcare segments. The Comet, Chore Boy, and Spic and Span brands comprise substantially all of the intangible assets value within the Household Cleaning segment.

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

Goodwill
As of February 28 and March 31, 2015, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, to estimate their respective fair values. In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions. In the event that the carrying value of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. No impairment charge was recorded during the nine months ended December 31, 2015.

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

Although we experienced declines in revenues in Pediacare and in certain other brands in the past, we continue to believe that the fair values of our brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds carrying value in which case a non-cash impairment charge may be recorded in future periods.

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.  However, no impairment charge was recorded during the nine months ended December 31, 2015.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $7.1 million and $4.9 million for the nine months ended December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements
In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2015, we had variable rate debt of approximately $827.5 million under our 2012 Term Loan.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2015 of approximately $2.1 million and $6.3 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2015, approximately 11.2% and 11.6%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2014, approximately 11.4% and 13.6%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2015. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.9 million and $2.9 million for the three and nine months ended December 31, 2015, respectively. We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2014. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.9 million and $2.6 million for the three and nine months ended December 31, 2014, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2015 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 4, 2016	By:	/s/ David S. Marberger
David S. Marberger
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