Form 10-K
period 2016-03-31
Prestige Brands Holdings, Inc.
filed 2016-05-17
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
660 White Plains Road Tarrytown, New York 10591 (Address of principal executive offices) (Zip Code)
Securities registered pursuant to Section 12(b) of the Act:	(914) 524-6800 (Registrant's telephone number, including area code)
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2015 was $2,377.1 million.
As of May 2, 2016, the Registrant had 52,759,363 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our ability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our ability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our ability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs and for other input costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our ability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel and the transition to a new CEO and CFO;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness, and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

For more information, see “Risk Factors” contained in Part I Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g., “2016”) refers to our fiscal year ended March 31 of that year.

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

We engaged in strategic mergers and acquisitions over the last three years as follows:

2016 Acquisition

Acquisition of DenTek

On February 5, 2016, the Company completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which Prestige agreed to acquire DenTek from its stockholders, including TSG Consumer Partners, for a purchase price of $228.3 million. The acquisition expands Prestige's portfolio of brands, strengthens its existing oral care platform and increases its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its Asset Based Loan ("ABL") revolver, and financing of an additional unsecured bridge loan. This acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The DenTek brands are primarily included in our North American and International OTC Healthcare segments.

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

2014 Acquisition

Acquisition of Care Pharmaceuticals Pty Ltd.

On July 1, 2013, we completed the acquisition of Care Pharma, which included brands that complemented our OTC Healthcare portfolio and was funded through a combination of our existing senior secured credit facility and cash on hand. The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also markets a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. This acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 81.7%, 86.8%, and 86.3% of our net revenues for 2016, 2015, and 2014, respectively, during the period the respective brands were owned by us.

Major Brands	Market Position(1)	Market Segment(2)	Market Share(3) (%)	ACV(4) (%)
North American and International Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges	48.4	94.9
Clear Eyes®	#1	Eye Allergy/Redness Relief	28.6	96.7
Compound W®	#1	Wart Removal	37.8	88.4
Dramamine®	#1	Motion Sickness	48.0	94.0
Efferdent®	#2	Denture Cleanser Tablets	25.1	98.6
Little Remedies®	#8	Pediatric Healthcare	3.5	92.3
Luden's®	#3	Cough Drops	6.4	94.6
The Doctor’s® NightGuard®	#3	Bruxism (Teeth Grinding)	15.0	65.8
The Doctor’s® Brushpicks®	#2	Disposable Dental Picks	12.6	62.0
BC®/Goody's®	#1	Analgesic Powders	97.2	79.8
Beano®	#1	Gas Prevention	80.1	92.9
Debrox®	#1	Ear Wax Removal	53.3	86.1
Gaviscon® (5)	#2	Upset Stomach Remedies	16.0	96.0
Dermoplast®	#2	Pain Relief Sprays	21.0	79.4
New-Skin®	#1	Liquid Bandages	62.8	88.2
Fess® (6)	#1	Nasal Saline Spray	55.4	—
Hydralyte® (6)	#1	Oral Rehydration	85.7	—
Monistat®	#1	Vaginal Treatment-Anti-Fungal	55.1	90.5
e.p.t™	#3	Pregnancy Test Kits	9.0	75.5
Nix®	#2	Lice/Parasite Treatments	14.4	78.8
DenTek®	#2	Peg Oral Care	24.5	89.4

Household Cleaning:
Comet®	#1	Abrasive Tub and Tile Cleaner	38.7	98.5

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market share and ranking for our brands based in part on data generated by Information Resources, Inc., an independent market research firm (“IRI”). IRI reports total U.S. Multi-Outlet retail sales data in the food, drug, mass merchandise markets (including Walmart), dollar stores (Dollar General, Family Dollar, Fred's), selected warehouse clubs (BJ's and Sam's) and DeCA military commissaries and convenience stores, representing approximately 90% of Prestige Brands' categories for retail sales.

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)	“Market share” is based on sales dollars in the United States, as calculated by IRI for the 52 weeks ended March 20, 2016.

(4)
“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by IRI for the 52 weeks ended March 20, 2016.  ACV measures the ratio of the weighted sales volume of stores that sell a particular product to all the stores that sell products in that market segment generally.  For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%.  We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers.  Lower ACV measures would indicate that a product is not as available to consumers because the major retailers generally would not carry products for which consumer demand is not as high.  For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings and of the importance of those products to major retailers.

(5)
Gaviscon is distributed by us in Canada only, and the market information was generated by Nielsen, an independent third party market research firm for the period ending March 5, 2016. Figures represent national, all channel retail sales data in the food, drug, mass merchandise (e.g. Walmart), general merchandise (e.g. Dollarama), and warehouse club stores (e.g. Costco). Data reported for warehouse club and general merchandise is calculated based on home scan panel data, and not direct point of sale data.

(6)
The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia, and Hydralyte, which is the leading OTC brand in oral rehydration in Australia. Market information was generated by IMS Australian Proprietary Index, an independent market research firm, for the period ending February 29, 2016.

Our products are sold through multiple channels, including mass merchandisers and drug, food, dollar, convenience, and club stores, which reduces our exposure to any single distribution channel.

We have grown our product portfolio both organically and through acquisitions. We develop our core brands organically by investing in new product lines, brand extensions and providing advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired well-recognized brands from consumer products and pharmaceutical companies as well as from private equity investors. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, many were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to achieve our objective of reinvigorating these brands and improving their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved often through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions. Our business, business model, competitive strengths and growth strategy face various risks that are described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products.  As an example of this philosophy, in 2016, we launched Clear Eyes Pure Relief for Dry Eyes and Multi Symptom, Nix Ultra Lice Elimination System, Little Remedies Probiotic Plus Electrolytes, Fiber Choice Flavor Drops Tropical Orange, and Goody's Mixed Fruit Blast and Back and Body Single Dose. In 2015, we launched Dramamine Naturals, Compound W Freeze Off Advanced, Fiber Choice Immunity Support and Fiber Choice Metabolism and Energy. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.  In addition, certain of our product introductions may not be successful.

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

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2016	57.9	9.0	0.4
2015	56.8	11.4	0.9
2014	56.2	8.1	0.5

In 2016, our gross margin percentage was comparable to the prior year with an increase of 110 basis points. In 2015, our gross margin percentage was comparable to the prior year with a slight increase of 60 basis points from 2014. General and administrative costs, as a percentage of total revenues, decreased 240 basis points in 2016 versus 2015, primarily as a result of costs associated with the acquisition of Insight in the prior year period and a lease termination charge related to lease payments from the Insight office incurred during the third quarter of fiscal 2015. In 2016, our capital expenditures remained consistent as a percentage of revenues, with a decrease of 50 basis points versus 2015.

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

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include targeted coupon programs, media, in-store and digital advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  Advertising and promotion spend on our top five selling brands was approximately 13.9% of the revenues associated with these brands in 2016. In 2016 and 2015, advertising and promotional spend on the core brands was approximately 15.7% and 16.0%, respectively, of the revenues associated with these brands. In 2016, advertising and promotional spend for the newly acquired DenTek brands was approximately 18.1% of revenues associated with those brands, from the acquisition date of February 5, 2016 through March 31, 2016. Given the competition in our industry, there is a risk that our marketing efforts may not result in increased sales and profitability.  Additionally, we can offer no assurance that we can maintain any increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2016, we launched Clear Eyes Pure Relief for Dry Eyes and Multi Symptom, Nix Ultra Lice Elimination System, Little Remedies Probiotic Plus Electrolytes, Fiber Choice Flavor Drops Tropical Orange, and Goody's Mixed Fruit Blast and Back and Body Single Dose. In 2015, we launched Dramamine Naturals, Compound W Freeze Off Advanced, Fiber Choice Immunity Support and Fiber Choice Metabolism and Energy. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

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

International sales beyond the borders of North America represented 7.4%, 8.9% and 5.4% of revenues in 2016, 2015, and 2014, respectively, and are primarily from the acquisition of DenTek in 2016, the acquisition of Hydralyte in 2015, and the acquisition of Care Pharma in 2014.  We have designed and developed both products and packaging for specific international markets and expect that our international revenues will continue to grow.  In addition to Clear Eyes, Murine and Chloraseptic, which are currently sold internationally, we have licensed to an international consumer packaged goods company (the "licensee") the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial business throughout the world (excluding Russia and specified Eastern European countries).  We have also transferred to the licensee the Comet and Chlorinol trademarks in Russia and specified Eastern European countries. These agreements were amended in December 2014 to allow the licensee to obtain the trademarks in certain specified Eastern European countries for $10.0 million. The amended agreement expires December 31, 2025, and includes an option (which we expect the licensee will elect to exercise such option) for the licensee to buy out the remaining commercial/institutional/industrial business at any time after July 1, 2016 for an exercise price of $10.0 million.

A number of our other brands have previously been sold internationally, and we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition (see "Our History and Accomplishments" below). In 2016, we acquired DenTek, a privately-held marketer and distributor of specialty oral care products. In 2015, we acquired Insight, including a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. Additionally, in 2015, we acquired the Hydralyte brand in Australia and New Zealand. Hydralyte is the leading OTC brand in oral rehydration in Australia. In 2014, we acquired Care Pharma, including the Fess line of cold/allergy and saline nasal health products. Other key brands acquired from Care Pharma include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also markets a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.  However, there is a risk that our financial condition and operating results could be adversely affected in the event we (i) do not realize all of the anticipated operating synergies and cost savings from acquisitions, (ii) do not successfully integrate acquisitions or (iii) pay too much for these acquisitions.  In the past, we utilized various debt offerings to help us acquire certain brands or businesses. For example, in 2010, we refinanced our long-term debt and significantly improved our liquidity position, debt maturities and covenants, all of which better positioned us to pursue the Blacksmith Brands, Inc. ("Blacksmith") and Dramamine acquisitions we consummated that year and potential future acquisition targets. In 2012, we completed an offering of senior notes, entered into new senior secured term loan and revolving credit facilities and ratably secured our existing senior notes with the new term loan facility. We used the net proceeds from the senior notes offering, together with borrowings under the new senior secured term loan facility, to finance the acquisition of the 17 OTC brands acquired from GSK that year, to repay our existing senior secured credit facilities, to pay fees and expenses incurred in connection with these transactions and for general corporate purposes. In 2013, we sold one of the acquired GSK Brands, Phazyme, and used the proceeds to repay debt. In 2014, we amended our credit facilities and used the net proceeds to repay existing senior secured credit facilities, to pay fees and expenses incurred in connection with Care Pharma transactions and for general corporate purposes. In 2015, we further amended our credit facilities and used the net proceeds to finance the acquisition of Insight and to pay fees and expenses incurred in connection with the Insight and Hydralyte transactions. Additionally, in 2016, we further amended our credit facilities and used the net proceeds to repay an existing senior credit facility and to finance the acquisition of DenTek, including fees and expenses incurred in connection with the DenTek transaction.

Market Position

During 2016, approximately 72.1% of our net revenues were from brands with a number one or number two market position, compared with approximately 73.0% and 71.5% during 2015 and 2014, respectively.  These brands included Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, The Doctor's Brushpicks, BC/Goody's, Beano, Debrox, Gaviscon, Dermoplast, New-Skin, Fess, Hydralyte, Monistat, Nix, and Comet.

See “Major Brands” above for information regarding market share and ACV calculations.

Our History and Accomplishments

We were originally formed in 1996 as a joint venture of Medtech Labs and The Shansby Group (a private equity firm), to acquire certain OTC drug brands from American Home Products.  Since 2001, our portfolio of brand name products has expanded from OTC brands to also include household cleaning products.  We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  In February 2004, GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm, acquired our business from the owners of Medtech Labs and The Shansby Group.  In addition, we acquired the Spic and Span business in March 2004.

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

In February 2005, we raised $448.0 million through an initial public offering of 28.0 million shares of common stock.  We used the net proceeds of the offering ($416.8 million), plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand, to (i) repay $100.0 million of our existing senior indebtedness, (ii) redeem $84.0 million in aggregate principal amount of our then existing 9.25% senior subordinated notes, (iii) repurchase an aggregate of 4.7 million shares of our common stock held by the investment funds affiliated with GTCR and TCW/Crescent Mezzanine, LLC for $30.2 million, and (iv) redeem all outstanding senior preferred units and class B preferred units of one of our subsidiaries for $199.8 million.

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

On January 31, 2012, we completed the acquisition of 15 GlaxoSmithKline brands (the "GSK Brands I"), including the related contracts, trademarks and inventory, for $615.0 million in cash, subject to a post-closing inventory and apportionment adjustment. The GSK Brands I include BC, Goody's and Ecotrin brands of pain relievers; Beano, Gaviscon, Phazyme, Tagamet and Fiber Choice gastrointestinal brands; and the Sominex sleep aid brand. On March 30, 2012, we completed the acquisition from GSK of Debrox and Gly-Oxide (the "GSK Brands II") in the United States, including the related contracts, trademarks and inventory, for $45.0 million in cash, subject to a post-closing inventory and apportionment adjustment.

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

On July 1, 2013, we completed the acquisition of Care Pharma, which was funded through a combination of our existing senior secured credit facilities and cash on hand. The Care Pharma brands include the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia. Other key brands include Painstop analgesic, Rectogesic for rectal discomfort, and the Fab line of nutritional supplements. Care Pharma also markets a line of brands for children including Little Allergies, Little Eyes, and Little Coughs. The brands acquired are complementary to our OTC Healthcare portfolio.

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

On September 3, 2014, we entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans under the 2012 Term Loan (the "Term B-2 Loans") in an aggregate principal amount of $720.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that is based, at our option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that is based, at our option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).
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
On September 3, 2014, we entered into Amendment No. 3 (“ABL Amendment No. 3”) to the 2012 ABL Revolver. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver.

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.
On February 4, 2016, in anticipation of closing the DenTek acquisition, we entered into a bridge credit agreement. The Bridge Credit Agreement provides for term loans in an aggregate principal amount of $80.0 million (the “Bridge Term Loan”), at an applicable interest rate margin equal to (i) for the period beginning on the closing date and ending on the 179th day following the closing date, 4.75% for Eurocurrency rate loans and 3.75% for base rate loans, (ii) for the period from and including the 180th day following the closing date and ending on the 269th day following the closing date, 5.00% for Eurocurrency rate loans and 4.00% for base rate loans, and (iii) for the period from and after the 270th day following the closing date, 5.25% for Eurocurrency rate loans and 4.25% for base rate loans. The Bridge Term Loans would have matured on February 2, 2017. However, as of March 31, 2016, there were no outstanding balances as the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of these Bridge Term Loans.
In connection with the Bridge Credit Agreement and DenTek Acquisition on February 5, 2016, we entered into Amendment No. 5 (the “ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspended certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that is 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets are included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company receives net proceeds from an offering of debt securities.

On February 19, 2016, we issued $350.0 million aggregate principal amount of unsecured notes, with an interest rate of 6.375% and a maturity date of March 1, 2024 (the "2016 Senior Notes"). We may redeem some or all of the 2016 Senior Notes at redemption prices set forth in the indenture governing the 2016 Senior Notes. On February 29, 2016, the Company used the net proceeds from the 2016 Senior Notes issuance to redeem all of the 2012 Senior Notes at a redemption price equal to 104.063%, plus accrued and unpaid interest, and repay all of the Bridge Term Loan.

Products

We conduct our operations through three reportable segments:

•	North American Over-the-Counter ("OTC") Healthcare;

•	International Over-the-Counter Healthcare; and

•	Household Cleaning.

North American and International OTC Healthcare Segments

Our portfolio of OTC Healthcare products includes the following core brands: DenTek specialty oral care products, Monistat women’s health products, Nix lice treatment, Chloraseptic sore throat treatments, Clear Eyes eye care products, Compound W wart treatments, The Doctor's NightGuard dental protector, Little Remedies pediatric over-the-counter products, Efferdent denture care products, Luden's throat drops, Dramamine motion sickness treatment, BC and Goody's pain relievers, Beano gas prevention, Debrox earwax remover, and Gaviscon antacid in Canada.

Our other significant brands include Dermoplast first-aid products, New-Skin liquid bandage, Ecotrin aspirin, e.p.t family planning products and Uristat urinary tract infection treatments.  Our significant international brands include Fess nasal saline spray and Hydralyte for dehydration and electrolyte replacement. In 2016, the North American OTC Healthcare segments accounted for 81.6% of our net revenues, compared to 79.3% and 80.8% in 2015 and 2014, respectively. In 2016, the International OTC Healthcare segment accounted for 7.2% of our net revenues, compared to 8.1% and 4.5% in 2015 and 2014, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the U.S. sore throat liquids/lozenges market and the number one U.S. pharmacist recommended spray according to Pharmacy Times.  The Chloraseptic brand has an ACV of 94.9% and is number one in the U.S. Sore Throat Liquids/Lozenges category with a 48.4% U.S. market share.

Clear Eyes
Clear Eyes, with an ACV of 96.7%, has been marketed as an effective eye care product that helps eliminate redness and helps moisturize the eye.  Clear Eyes is among the leading brands in the U.S. OTC personal eye care category.  Clear Eyes is the number one U.S. brand in the Redness Relief category, with 28.6% U.S. market share.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced more than 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads and Freeze Off®, a cryogenic-based wart removal system that works in as little as one application.  Compound W is the number one U.S. pharmacist recommended wart remover according to Pharmacy Times. Additionally, Compound W is the number one wart removal brand in the United States, with a 37.8% U.S. market share and an ACV of 88.4%.

Dramamine
Dramamine is the number one brand and the number one pharmacist recommended brand, according to Pharmacy Times, in the $95.5 million U.S. Motion Sickness Relief category with a 48.0% U.S. market share and distribution of over 94.0% ACV. The product line includes the new Dramamine Non-Drowsy Naturals, Dramamine for Kids, a Less Drowsy formula and a Chewable form, in addition to the top selling Dramamine original product.

Efferdent
Efferdent Denture Cleanser holds a 25.1% U.S. market share and the number two position in the $147.8 million U.S. Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser market. In 2012, we introduced Efferdent Power Clean Crystals denture cleanser. This product is designed specifically for the cleaning of mouth guards, retainers, removable braces and mouth guard appliances. Efferdent enjoys distribution of over 98.6% ACV.

Little Remedies
Little Remedies is a line of gentle and soothing pediatric OTC products made specifically for little ones and their symptoms like gas, colic or a stuffy nose. The products contain safe ingredients needed to help children feel better, at the right strength for their growing bodies, and never any alcohol, dyes, or artificial flavors. The portfolio includes: (i) an assortment of nasal saline products; (ii) products for coughs & colds; (iii) products for tummy relief, which include gas relief drops and gripe water, an herbal supplement used to ease discomfort often associated with colic and hiccups; and (iv) fever and pain relievers. Little Remedies holds a 3.5% market share of the competitive U.S. Pediatric Healthcare market and ACV of 92.3%.

Luden's
Luden's throat drops heritage spans more than 130 years. Among the fastest growing brands in the $661.6 million U.S. Cough Drops category, Luden's has a 6.4% share of the market and distribution of more than 94.6% ACV. Luden's Wild Cherry is the number two selling item in the U.S. Cough Drop category, and a Sugar Free line extension was launched in 2011. In 2014, Luden’s continued to expand its product portfolio with the introduction of deliciously soothing Sugar Free Black Cherry, Watermelon and Blue Raspberry throat drops.

The Doctor’s
The Doctor’s is a line of products designed to help consumers maintain good oral hygiene in between dental office visits.  The market is driven primarily by two niche segments: bruxism (nighttime teeth grinding) and interdental cleaning.  The Doctor’s NightGuard dental protector was designed to "Protect your smile while you sleepTM" and was the first FDA cleared OTC treatment for bruxism. The Doctor's NightGuard currently holds a 15.0% share of the U.S. market and the number three position in the U.S. Teeth Grinding market. The Doctor's NightGuard also has a distribution of 65.8% ACV. The Doctor's Brushpicks is number two in the Disposable Dental Picks market, with a 12.6% share of the market.

BC/Goody's
BC and Goody's compete in the $3.6 billion U.S. Adult Analgesic category. They are the top two U.S. OTC pain reliever brands in a powder form. Developed in the Southeast region over 80 years ago, their unique form delivers fast pain relief. The combined brands have a 5.3% share of the Adult Analgesic category nationally according to IRI, but are the number one Adult Analgesic product in convenience stores according to IRI. BC is available in Original, Cherry and Arthritis formulas. Goody's includes Mixed Fruit Blast, Extra Strength, Back & Body, PM, Cool Orange, and the single dose liquid pain reliever, Headache Relief Shot.

Beano
Beano commands an 80.1% share and the number one position in the U.S. Gas Prevention category and the number two overall position in the larger $223.9 million U.S. Anti-gas category. The product is formulated with a unique digestive enzyme that works naturally with the body to prevent gas symptoms before they start. In 2010, the brand developed a proprietary delivery system and launched Beano Meltaways, a dissolvable tablet that fills the consumer need for a more discreet way to manage the condition.

Debrox
Debrox is the number one brand of U.S. OTC ear wax removal aids, with a 53.3% share of the U.S. Ear Wax Removal market, and an 86.1% ACV. The product line consists of two items: an ear wax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing ear wax build up while in the privacy of their homes. Debrox is the number one recommended brand with doctors and pharmacists in the United States according to Pharmacy Times.

Gaviscon
Gaviscon is currently the number two brand in the $158.1 million Canadian Upset Stomach Remedy category with a 16.0% market share. Gaviscon's success is partly attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to keep stomach acid from backing up into the esophagus.

Dermoplast
Dermoplast is currently the number two brand and the number one pharmacist recommended brand, according to Pharmacy Times, in the $33.7 million U.S. Pain Relief Sprays market. Dermoplast brings hospital-strength pain and itch relief to consumers’ homes. It is available in Original Burn & Itch and Antibacterial First Aid Sprays. Widely used in hospitals, it is sold to institutions in addition to retail stores. The brand holds a 21.0% U.S. market share and a 79.4% ACV.

New-Skin
New-Skin is the number one brand in the $18.7 million U.S. Liquid Bandages market with a 62.8% market share. It provides a flexible, antiseptic seal to prevent infections and friction injuries in hard-to-cover areas. New-Skin has an 88.2% ACV.

Fess
In the Australia market, Fess is currently the leading brand in the Nasal Saline Spray market with a 55.4% market share.

Hydralyte
Hydralyte is the leading OTC brand in oral rehydration in Australia with an 85.7% market share.

Monistat
Monistat, the number one OB/GYN recommended U.S. OTC brand for yeast infection treatment, was acquired as part of the Insight acquisition and is currently the largest brand in the Company. The active ingredient, miconazole, is as effective at curing yeast infections as the leading prescription pill. Monistat comes in 3 different doses: 1-day, 3-day and 7-day; in 3 different forms: cream, ovule and suppository; and with or without symptom relief accessories: external cream and wipes. As the number one brand in the U.S. vaginal treatments/anti-fungal category, Monistat holds a 55.1% share of the market and has a distribution of 90.5% ACV. The Monistat® Complete Care™ line of products was introduced in 2014 and includes 4 products in feminine care, including an Instant Itch Relief cream, Vaginal Health Test, Chafing Relief Powder Gel®, and Stay Fresh Feminine Freshness Gel. The Complete Care™ line holds a 3.8% share of the U.S. feminine care market and has a distribution of 79.7% ACV.

e.p.t
The first U.S. brand to market an over the counter pregnancy test kit, e.p.t has been on the market for over 35 years. e.p.t provides over 99% accuracy and can be used up to five days before the expected period.  e.p.t features advanced technology available in both analog and digital tests.  Both provide easy to read and clear results.  e.p.t is the number three brand in the U.S. Pregnancy Test Kits category and holds a 9.0% share of the market and has a distribution of 75.5% ACV.

Nix
Nix is the number two brand in the $163.6 million U.S. Lice/Parasite treatments category with a 14.4% market share. Nix kills lice and their eggs while also protecting against lice re-infestation for up to 14 days. It is safe for use on children as young as 2 months old and is the number one recommended brand for lice treatments according to Pharmacy Times.

DenTek
DenTek is the number two brand in the Peg Oral Care market with a 24.5% market share. The DenTek brand is part of the Peg Oral Care Segment, which includes floss picks, dental guards, disposable picks, dental repair and wax, floss threaders, dental picks, and tongue cleaners.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2016, the Household Cleaning segment accounted for 11.2% of our revenues, compared with 12.6% and 14.7% in 2015 and 2014, respectively.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized Household Cleaning brands with an ACV of 98.5%.  Comet is the number one brand with a 38.7% market share in the U.S. Abrasive Tub and Tile Cleaner segment of the Household Cleaning category that includes non-scratch, abrasive powders, creams, and liquids.  Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

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

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience and club stores.  The following table sets forth the percentage of gross sales across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2016	2015	2014
Mass	30.2	30.1	29.6
Drug	22.3	26.5	23.5
Food	18.0	18.4	19.6
Dollar	10.7	9.3	9.0
Convenience	6.6	5.7	7.3
Club	2.7	2.0	3.0
Other	9.5	8.0	8.0

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product lines, we believe that each of these channels is important to our business, and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, and CVS. During 2016, 2015, and 2014, Walmart accounted for approximately 20.2%, 18.1%, and 19.5%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.

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

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Meijer	Drug	CVS
	Target		Rite Aid
	Walmart		Walgreens

Food	Ahold	Dollar	Dollar General
	Kroger		Dollar Tree
	Publix		Family Dollar
Safeway
Supervalu

Convenience	McLane	Club	BJ’s Wholesale Club
	HT Hackney		Costco
	Core Mark		Sam’s Club

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill our manufacturing needs.  We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance, and (v) competitive pricing.  We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

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

At March 31, 2016, we had relationships with 119 third-party manufacturers.  Of those, we had long-term contracts with 55 manufacturers that produced items that accounted for approximately 79.9% of our gross sales for 2016, compared to 44 manufacturers with long-term contracts that accounted for approximately 82.9% of our gross sales in 2015.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations.

At March 31, 2016, suppliers for our key brands included GSK, Denison Pharmaceuticals, Inc., Aspen Pharmacare, Olds Products Company, Tower Laboratories Ltd., and Contract Pharmaceuticals Corp. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments.

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

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes and Murine brands; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol®, and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our PediaCare and Little Remedies brands; The Procter & Gamble Company, maker of Vicks®, Reckitt Benckiser, maker of Cepacol®, and Kraft Foods, maker of Halls®, each of which competes with our Chloraseptic and Luden's brands; and The Procter & Gamble Company, maker of Fixodent®, and GSK, maker of Polident®, each of which competes with our Efferdent brand. Sunstar America, Inc., maker of the GUM® line of oral care products, competes with our DenTek and The Doctor's oral care brands. Top competitors of our acquired GSK Brands categories include: McNeil-PPC (owned by Johnson & Johnson), maker of Tylenol®, Pfizer, maker of Advil®, and Novartis Consumer Healthcare, maker of Excedrin®, each of which competes with our BC, Goody's and Ecotrin brands. The Procter & Gamble Company, maker of Metamucil®, competes with our Fiber Choice brand; Novartis Consumer Healthcare, maker of Gas X®, competes with our Beano brand; and GSK, maker of Tums®, competes with our Gaviscon and Tagamet brands.

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

We compete on the basis of numerous factors, including brand recognition, product quality, performance, value to customers, price, and product availability at the retail level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions, and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels in retail outlets.  If we are unable to maintain the inventory levels and in-store positioning of our products in retail stores, our sales and operating results would be adversely affected.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  An increase in the amount of new product introductions and the levels of advertising spending by our competitors could have a material adverse effect on our results from operations.

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

Certain of our U.S. OTC drug products are New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) products and are manufactured and labeled in accordance with a FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Cinch®, Clear Eyes, Comet, Compound W, Dermoplast, Dramamine, Efferdent, Effergrip, Freeze Off, Little Remedies, Luden's, Murine, NasalCrom, New-Skin, Spic and Span, The Doctor’s Brushpicks, DenTek, The Doctor’s NightGuard, Wartner, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Debrox, Gly-Oxide, Monistat, e.p.t and Nix.

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

We have licensed to an international consumer packaged goods company the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial business throughout the world (excluding Russia and specified Eastern European countries).  We have also transferred to the licensee the Comet and Chlorinol trademarks in Russia and specified Eastern European countries. These agreements were amended in December 2014 to allow the licensee to obtain the trademarks in certain specified Eastern European countries for $10.0 million. The amended agreement expires December 31, 2025, and includes an option (which we expect the licensee will elect to exercise such option) for the licensee to buy out the remaining commercial/institutional/industrial business at any time after July 1, 2016 for an exercise price of $10.0 million.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, Wartner and New-Skin.  The level of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products, such as Chloraseptic, Little Remedies, Luden's and PediaCare, during the fourth quarter cough & cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 259 full time individuals at March 31, 2016.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders
We define backlog as orders with requested delivery dates prior to March 31, 2016 that were not shipped as of March 31, 2016. We had no significant backlog orders at March 31, 2016 or 2015.

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

Certain of our product lines that account for a large percentage of our sales have a smaller market share relative to our competitors.  For example, while Clear Eyes has a number one market share position of 28.6% within the U.S. Eye Allergy/Redness Relief category, its top competitor, Visine®, has a market share of 20.8% in the same segment.  In contrast, certain of our brands with number one market positions have a similar market share relative to our competitors.  For example, Compound W has a number one market position of 37.8% of the U.S. Wart Removal segment and its top competitor, Dr. Scholl’s®, has a market position of 31.4% in the same category.  See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share calculations.

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

For the three and twelve months ended March 31, 2016, Walmart, which accounted for approximately 20.9% and 20.2%, respectively, of our gross sales, was our only customer that accounted for 10% or more of our gross sales.  We expect that for future periods, our top five and top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on changes in their strategies including a reduction in the number of brands they carry, the amount of shelf space they dedicate to store brand products, inventory management, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results from operations.

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

All of our products are produced by a limited number of third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, our sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships.  Because of the unique manufacturing requirements of certain products, the Company may be unable to qualify new suppliers in a timely way or at the quantities, quality and price levels needed. From time to time, certain of the Company's manufacturers have had difficulty meeting demand, which can cause shortages of certain of our most popular products. In such instances, we may not be able to identify or qualify secondary manufacturers for such products in a timely manner, and such manufacturers may not allocate sufficient capacity to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.  In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, which could damage our reputation and result in lost customers and sales, and could have a material adverse effect on our business, financial condition and results from operations.

The manufacturers we use have increased the cost of many of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  Increased costs could also have a material adverse effect on our financial condition and results from operations.

At March 31, 2016, we had relationships with 119 third-party manufacturers.  Of those, we had long-term contracts with 55 manufacturers that produced items that accounted for approximately 79.9% of our gross sales for 2016, compared to 44 manufacturers with long-term contracts that produced approximately 82.9% of gross sales in 2015.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement, which could have a material adverse effect on our business and results of operations.

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

We manage our product distribution in the United States through one primary distribution center near St. Louis, Missouri.  A serious disruption, such as a flood or fire, to our primary distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times during the time required to reopen or replace our primary distribution center.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results from operations.

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

During 2016, 2015, and 2014, approximately 7.4%, 8.9% and 5.4%, respectively, of our total revenues were attributable to our international business.  As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. On April 30, 2014, we acquired the Hydralyte brand in Australia and New Zealand. In addition, on February 5, 2016, we acquired DenTek, which increases our geographic reach in parts of Europe. We generally rely on brokers and distributors for the sale of our products in the foreign countries.  Risks of doing business internationally include:

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

•	Compliance with laws and regulations concerning ethical business practices;

•	Trade restrictions and exchange controls;

•	Difficulties in staffing and managing international operations;

•	Difficulty in protecting our intellectual property rights in these markets; and

•	Increased costs of compliance with general business and tax regulations in these countries or regions.

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

From time to time we are subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or include inadequate warnings concerning side effects and interactions with other substances.  Whether or not successful, product liability claims could result in negative publicity that could adversely affect the reputation of our brands and our business, sales and operating results.  Additionally, we may be required to pay for losses or injuries purportedly caused by our products.  In addition, we could be required for a variety of reasons to initiate product recalls, which we have done on several other occasions. Any product recalls could have a material adverse effect on our business, financial condition and results from operations.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally the trademarks, trade names and patents that we have acquired.  On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact our financial condition and results of operations. We recorded impairment charges in 2010 and 2009 for certain assets.  If any of our brands sustain significant or prolonged declines in revenues or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. Although we experienced revenue declines in Pediacare, Beano and in certain other brands in the past, we continue to believe that the fair value of our brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and / or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying value in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

At March 31, 2016, our total indebtedness, including current maturities, was approximately $1,652.5 million.

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

The terms of the indentures governing the 2016 Senior Notes and the 2013 Senior Notes, and the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2016, we had $37.9 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2016 would have been approximately $1,652.5 million.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2016, the book value of our current assets was $249.0 million.  Although the book value of our total assets was $2,948.8 million, approximately $2,682.9 million was in the form of intangible assets, including goodwill of $360.2 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Our business is subject to the risk of, and from time to time in the ordinary course of business we are involved in, litigation by employees, customers, consumers, suppliers, competitors, regulators, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  Conversely, we have, and may be required in the future to initiate litigation against others to protect the value of our intellectual property and the related goodwill or enforce an agreement or contract that has been breached.  These matters are extremely time consuming and expensive, but may be necessary to protect our assets and realize the benefits of the agreements and contracts that we have negotiated.  As a result, litigation may adversely affect our business, financial condition and results of operations.

The trading price of our common stock may be volatile.

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including (i) general stock market volatility, (ii) variations in our quarterly operating results, (iii) our leveraged financial position, (iv) potential sales of additional shares of our common stock, (v) perceptions associated with the identification of material weaknesses in internal control over financial reporting, (vi) general trends in the consumer products industry, (vii) changes by securities analysts in their estimates or investment ratings, (viii) the relative illiquidity of our common stock, (ix) voluntary withdrawal or recall of products, (x) news regarding litigation in which we are or become involved, (xi) potential changes in demand for common stock related to the Company's inclusion in the S&P 400 index, and (xii) general marketplace conditions brought on by economic recession.

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

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including:

•	changes in the income allocation methods for state taxes, and the determination of which states or countries have jurisdiction to tax our Company;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation, executive compensation and impairment of goodwill;

•	transfer pricing adjustments;

•	tax assessments resulting from tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement takes place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles; and

•	changes in tax laws or related interpretations, accounting standards, regulations, and interpretations in multiple tax jurisdictions in which we operate.

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

We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems.

Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all of our functions, including our marketing, sales, manufacturing, logistics, customer service, accounting and administrative functions. If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be negatively impacted. Furthermore, hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks and our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, consumer or other confidential data), cyber-based attacks or other material system failures. Any breach of our data security could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs and/or penalties under various data privacy laws and regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Tarrytown, New York, a suburb of New York City.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control and regulatory affairs, finance, information technology and legal.  We believe our Tarrytown facility is adequate for these functions, and the lease expires on September 30, 2020.  We also have facilities located in Australia. Primary functions performed include marketing, sales, operations, quality control and regulatory affairs, and finance. We believe our Australia facility is adequate for these functions, and the lease expires on May 25, 2017. We also have an administrative center in Jackson, Wyoming, which we also believe is adequate for our needs there.  Primary functions performed at the Jackson facility include back office functions, such as invoicing, credit and collection, and customer service.  The lease on the Jackson facility expires on December 31, 2016; however, we have the option to renew the lease on an annual basis. With the recent acquisition of DenTek, we also lease a facility in Maryville, Tennessee. We are currently in the process of transitioning out of this space, and will do so before the lease is set to expire in December 2016. All of our facilities serve the North American OTC Healthcare, International OTC Healthcare, and Household Cleaning segments.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low sales prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through April 30, 2016 are as follows:

	High	Low
Year Ending March 31, 2017
April 1, 2016 - April 30, 2016	$57.81	$52.58

Year Ended March 31, 2016
Quarter Ended:
June 30, 2015	$47.80	$39.10
September 30, 2015	51.74	42.49
December 31, 2015	54.25	44.50
March 31, 2016	53.74	43.63

Year Ended March 31, 2015
Quarter Ended:
June 30, 2014	$35.95	$25.94
September 30, 2014	35.84	30.55
December 31, 2014	38.15	30.02
March 31, 2015	43.36	33.25

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by us during the years ended March 31, 2016, 2015, or 2014 that were not registered under the Securities Act.

There were no purchases of shares of our common stock made during the quarter ended March 31, 2016, by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Holders

As of May 2, 2016, there were 36 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2011, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2011.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The peer group index was established in 2016 by the Company in connection with research regarding improvements to our executive compensation program in light of the significant recent growth of the Company.  Based on the Company’s use of the peer group for executive compensation benchmarking purposes, we believe the peer group should be included in the Performance Graph.

COMPARISON OF CUMULATIVE TOTAL RETURN
Prestige Brands Holdings, Inc.
Russell 2000 Index
S&P Smallcap 600 Index
New Peer Group Index
Old Peer Group Index
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
ASSUMES $100 INVESTED ON MAR. 31, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2016

	March 31,
Company/Market/Peer Group	2011	2012	2013	2014	2015	2016
Prestige Brands Holdings, Inc.	$100.00	$152.00	$223.39	$236.96	$372.96	$464.26
Russell 2000 Index	100.00	99.82	116.09	145.00	156.90	141.59
S&P SmallCap 600 Index	100.00	105.03	121.98	155.90	169.50	164.07
New Peer Group Index (1)	100.00	137.30	150.81	190.99	289.57	265.33
Old Peer Group Index(2)	100.00	145.71	153.51	201.94	310.29	287.07

(1)
The New Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The new peer group index was constructed in 2016 in connection with the Company’s analysis of its compensation program. The new peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Monster Beverage Corp., (vi) Impax Laboratories, Inc., (vii) Snyders-Lance Inc., (viii) Revlon, Inc., (ix) Lancaster Colony Corp, (x) Akorn, Inc., (xi) Edgewell Personal Care Company, (xii) Energizer Holdings, Inc. and (xiii) Calavo Growers, Inc.

(2)
The Old Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The old peer group index was constructed in 2015 in connection with the Company’s analysis of its compensation program. The old peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Monster Beverage Corp., (vi) Impax Laboratories, Inc., (vii) Snyders-Lance Inc., (viii) Revlon, Inc., (ix) Lancaster Colony Corp, and (x) Akorn, Inc.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

The following table furnishes selected consolidated financial data for the five years ended March 31, 2016. This selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended March 31,
	2016	2015	2014	2013	2012
Income Statement Data
Total revenues	$806,247	$714,623	$597,381	$620,118	$437,819
Cost of sales (1)	339,036	308,400	261,830	276,381	213,701
Gross profit	467,211	406,223	335,551	343,737	224,118

Advertising and promotion	110,802	99,651	84,968	87,151	53,861
General and administrative (2)	72,418	81,273	48,481	51,467	56,700
Depreciation and amortization	23,676	17,740	13,486	13,235	10,734
Interest expense, net	85,160	81,234	68,582	84,407	41,320
Gain on sale of asset	—	(1,133)	—	—	—
Gain on settlement	—	—	—	—	(5,063)
Loss on extinguishment of debt	17,970	—	18,286	1,443	5,409
Income before income taxes	157,185	127,458	101,748	106,034	61,157
Provision for income taxes	57,278	49,198	29,133	40,529	23,945
Net Income	$99,907	$78,260	$72,615	$65,505	$37,212

Earnings Per Share:
Basic	$1.89	$1.50	$1.41	$1.29	$0.74
Diluted	$1.88	$1.49	$1.39	$1.27	$0.73

Weighted average shares outstanding:
Basic	52,754	52,170	51,641	50,633	50,270
Diluted	53,143	52,670	52,349	51,440	50,748

Other comprehensive income (loss)	(113)	(24,151)	843	(91)	(13)
Comprehensive income	$99,794	$54,109	$73,458	$65,414	$37,199

	Year Ended March 31,
Other Financial Data	2016	2015	2014	2013	2012
Capital expenditures	$3,568	$6,101	$2,764	$10,268	$606
Cash provided by (used in):
Operating activities	174,350	156,255	111,582	137,605	67,452
Investing activities	(222,971)	(805,258)	(57,976)	11,221	(662,206)
Financing activities	54,036	643,265	(41,153)	(152,117)	600,434

	March 31,
Balance Sheet Data	2016	2015	2014	2013	2012
Cash and cash equivalents	$27,230	$21,318	$28,331	$15,670	$19,015
Total assets (3)	2,948,791	2,641,967	1,773,773	1,716,274	1,724,300
Total long-term debt, including current maturities	1,652,500	1,593,600	937,500	978,000	1,135,000
Stockholders’ equity	744,336	627,624	563,360	477,943	402,728

(1)
For 2016, 2015, 2014, 2013, and 2012, cost of sales included $1.4 million, $2.2 million, $0.6 million, $6.1 million and $1.8 million, respectively, of charges related to inventory step-up and other costs associated with acquisitions.

(2)
For 2016, 2015, 2014, and 2012, general and administrative expense included $2.4 million, $13.9 million, $1.1 million, and $13.8 million, respectively, of costs related to acquisitions. For 2016, an additional $1.4 million of costs associated with a Chief Executive Officer transition was included in general and administrative expense. For 2012, an additional $1.7 million of unsolicited offer defense costs was included in general and administrative expense.

(3)
Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with Accounting Standards Update ("ASU") 2015-03. Prior to 2016, the Company's policy was to present these costs in other-long term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, in 2015, 2014, 2013, and 2012, we reclassified $27.4 million, $21.9 million, $23.5 million, and $34.0 million, respectively, of deferred financing costs from other long-term assets, which are currently presented as a direct deduction from the long-term debt liability.

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

We have grown our brand portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products, pharmaceutical and private equity companies. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  We pursue this growth through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations, and innovative development of brand extensions.

Acquisitions

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek, a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which the Company agreed to acquire DenTek from its stockholders, including TSG Consumer Partners, for a purchase price of $228.3 million. The acquisition expands the Company's portfolio of brands, strengthens its existing oral care platform and increases its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its ABL revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in our North American and International OTC Healthcare segments.

The DenTek acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the February 5, 2016 acquisition date.

(In thousands)	February 5, 2016

Cash acquired	$1,359
Accounts receivable	9,187
Inventories	14,304
Deferred income taxes	3,303
Prepaids and other current assets	6,728
Property, plant and equipment, net	3,555
Goodwill	76,529
Intangible assets, net	206,700
Total assets acquired	321,665

Accounts payable	3,261
Accrued expenses	16,488
Deferred income tax liabilities - long term	73,573
Total liabilities assumed	93,322
Total purchase price	$228,343

Based on this preliminary analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at March 31, 2016 was 18.4 years.

We also recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material. However, revenues recorded during the period ended March 31, 2016 were $10.7 million since the date of the acquisition.

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight , a marketer and distributor of feminine care and other OTC healthcare products, for $745.9 million in cash after receiving a return of approximately $7.2 million from escrow related to an arbitrator's ruling. The closing followed the FTC approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North American OTC Healthcare segment.

The Insight acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed by increasing goodwill for certain immaterial items that came to our attention subsequent to the date of acquisition. Additionally, during the quarter ended December 31, 2015, we reduced goodwill, as we received $7.2 million as a result of a finalized arbitration ruling relating to a disputed working capital calculation as determined under GAAP, as of the date of the Insight acquisition, which is clearly and directly related to the purchase price. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date, after giving effect of the adjustments noted above.

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

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at March 31, 2016 was 14.6 years.

We also recorded goodwill of $96.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired after of the adjustments described above. Goodwill is not deductible for income tax purposes.

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at March 31, 2016 was 12.5 years.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered. At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for 2016, 2015, and 2014 was $56.4 million, $53.2 million, and $33.4 million, respectively. In 2016, 2015, and 2014, we participated in over 26,000, 14,000, and 10,000 promotional campaigns, respectively. Of those campaigns, approximately 1,300, 1,900, and 1,700 payments were in excess of $5,000 in 2016, 2015, and 2014, respectively. For all three years, the average cost per campaign was less than $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount.  However, for illustrative purposes, had we underestimated the promotional program rate by 10% for each of 2016, 2015, and 2014, our operating income would have been reduced by approximately $5.6 million, $5.3 million, and $3.3 million, respectively. Net income would have been adversely affected by approximately $3.6 million, $3.4 million, and $2.1 million, respectively.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2016, we had 395 coupon events.  The amount recorded against revenues and accrued for these events during the year was $5.6 million. Cash settlement of coupon redemptions during the year was $3.5 million.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months’ return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2016, 2015 and 2014, returns represented 3.7%, 4.2% and 2.2%, respectively, of gross sales.  At March 31, 2016 and 2015, the allowance for sales returns was $10.7 million and $8.6 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.2% to 4.2% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2016 by approximately $0.9 million.  Net income would have been reduced by approximately $0.6 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2016, 2015, and 2014 were $2.6 million, $2.9 million and $2.5 million, respectively, or 0.3%, 0.4% and 0.1%, respectively, of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.8% and 1.3% of accounts receivable at March 31, 2016 and 2015, respectively.  Bad debt expense in each of the years 2016, 2015, and 2014 was less than approximately $0.3 million, representing less than 0.1% of net sales for each of 2016, 2015, and 2014.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales in 2016 would have resulted in a decrease of less than $0.1 million in reported operating income and reported net income.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,682.9 million and $2,425.4 million at March 31, 2016 and 2015, respectively.  At March 31, 2016 and 2015, goodwill and intangible assets were apportioned among similar product groups within our three operating segments as follows:

	March 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets, net
Indefinite-lived:
Analgesics	308,205	2,071	—	310,276
Cough & Cold	138,946	19,251	—	158,197
Women's Health	532,300	1,687	—	533,987
Gastrointestinal	213,639	60,898	—	274,537
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	217,227	1,994	—	219,221
Oral Care	241,238	—	—	241,238
Other OTC	—	—	—	—
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,823,873	85,901	110,272	2,020,046

Finite-lived:
Analgesics	42,039	—	—	42,039
Cough & Cold	73,224	647	—	73,871
Women's Health	36,019	278	—	36,297
Gastrointestinal	19,835	212	—	20,047
Eye & Ear Care	28,514	—	—	28,514
Dermatologicals	23,362	—	—	23,362
Oral Care	40,062	1,100	—	41,162
Other OTC	14,707	—	—	14,707
Household Cleaning	—	—	22,678	22,678
Total finite-lived intangible assets, net	277,762	2,237	22,678	302,677
Total intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total goodwill and intangible assets, net	$2,432,250	$110,914	$139,750	$2,682,914

	March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$263,411	$20,440	$6,800	$290,651

Intangible assets, net
Indefinite-lived:
Analgesics	341,122	2,077	—	343,199
Cough & Cold	138,946	19,305	—	158,251
Women's Health	532,300	1,692	—	533,992
Gastrointestinal	213,639	61,068	—	274,707
Eye & Ear Care	172,319	—	—	172,319
Dermatologicals	217,227	1,999	—	219,226
Oral Care	61,438	—	—	61,438
Other OTC	—	—	—	—
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,676,991	86,141	110,272	1,873,404

Finite-lived:
Analgesics	10,001	—	—	10,001
Cough & Cold	78,846	689	—	79,535
Women's Health	38,139	317	—	38,456
Gastrointestinal	21,039	225	—	21,264
Eye & Ear Care	30,219	—	—	30,219
Dermatologicals	25,915	—	—	25,915
Oral Care	15,845	—	—	15,845
Other OTC	15,638	—	—	15,638
Household Cleaning	—	—	24,423	24,423
Total finite-lived intangible assets, net	235,642	1,231	24,423	261,296
Total intangible assets, net	1,912,633	87,372	134,695	2,134,700
Total goodwill and intangible assets, net	$2,176,044	$107,812	$141,495	$2,425,351

The increase in goodwill of $69.5 million for 2016 was primarily due to the acquisition of DenTek, which increased goodwill by $76.5 million, partially offset by a decrease of $7.2 million discussed below. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $96.3 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired, after giving effect to the following adjustments. During the quarter ended June 30, 2015, we increased goodwill by $0.3 million for certain immaterial items. During the quarter ended December 31, 2015, we decreased goodwill by $7.2 million, as we received that amount from escrow pursuant to an arbitrator's ruling in December 31, 2015 related to a disputed working capital calculation, as determined under GAAP, associated with the Insight acquisition, which is clearly and directly related to the purchase price. The increase in the indefinite-lived intangible assets of $146.6 million for 2016 was due to the acquisition of DenTek, which increased indefinite-lived intangible assets by $179.8 million, and was offset by a reclassification of the Ecotrin brand to finite-lived of $32.9 million and $0.3 million due to the effects of foreign currency exchange rates. The increase in the finite-lived intangible assets of $41.4 million for 2016 was primarily due to the acquisition of DenTek, which increased finite-lived brands by $26.9 million, the reclassification of the Ecotrin brand of $32.9 million from indefinite-lived, and was partially offset by amortization of $18.4 million.

At March 31, 2016, our highest valued brands were, Monistat, BC/Goody's, DenTek, Clear Eyes and Chloroseptic, comprising 52.2% of the intangible assets within the OTC Healthcare segments. The Comet, Chore Boy, and Spic and Span brands comprised all of the intangible assets value within the Household Cleaning segment.

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

Goodwill
As of February 29, our annual impairment review date, and March 31, 2016, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions.  In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill.

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

If the analysis warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life.  Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, could cause subsequent evaluations to utilize different assumptions.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value, as calculated using the excess earnings method.

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.  The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future. In addition, we considered our market capitalization at February 29, 2016, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we determined that the fair values exceeded the carrying values and as such, no impairment charge was recorded in 2016.

Based on our analysis, the aggregate fair value of our reporting units exceeded the carrying value by 76.4%, with no reporting unit's fair value exceeding the carrying value by less than 10%. The aggregate fair value of the indefinite-lived intangible assets exceeded the carrying value by 55.8%. Three of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The fair value of Beano, New Skin and Debrox, exceed their carrying values of $78.4 million, $37.2 million and $76.3 million, by 9.0%, 8.2% and 5.1%, respectively.

Given the competitive landscape, including private label, Beano has experienced declines in revenues in recent periods. However, we continue to believe that the fair value exceeds the carrying value of Beano. The significant assumptions supporting the fair value of Beano include a discount rate of 9.5%, and returning to revenue growth, coupled with advertising and promotion investments that are in line with historical performance. A decrease in the annual cash flow of approximately 21.6% compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 82 basis points could result in the carrying value of our trade name exceeding its fair value, which would result in an impairment charge.

The significant assumptions supporting the fair value of New Skin and Debrox include a discount rate of 9.5%, coupled with modest revenue growth, and advertising and promotion investments that are in line with historical performance. Revenue declines in each of the brands or changes in assumptions utilized in our quantitative indefinite lived asset impairment analysis may result in the fair value no longer exceeding their respective carrying values. For example, a decrease in the annual cash flow of approximately 19.6% and 12.6% for New Skin and Debrox, respectively, compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 73 and 45 basis points, respectively, could result in the carrying value of our trade name exceeding its fair value, which would result in an impairment charge. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

Based on recent declines in the business and a strategic review of our brands during the fourth quarter ended March 31, 2016 and our annual impairment review, we have reassessed the useful life of the Ecotrin brand as of February 29, 2016 and determined it to be 20 years. As such, we have reclassified $32.9 million from an indefinite-lived to a finite lived intangible asset. At the time of this change in useful life, the fair value exceeded its carrying value.

Although we experienced revenue declines in Pediacare and in certain other brands in the past, we continue to believe that the fair value of our brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and / or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying in which case a non-cash impairment charge may be recorded in future periods.

Additionally, certain of our North American OTC Healthcare and Household Cleaning brands, have experienced recent declines in revenues and profitability. While the fair value of these reporting units exceeds the carrying value by more than 10%, if we experience future declines in revenue or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $10.0 million, $6.9 million and $5.1 million during 2016, 2015, and 2014, respectively.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $5.9 million during 2017.

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

Recent Accounting Pronouncements
In April 2016, the FASB issued Accounting Standards Update ("ASU") 2016-10, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on identifying performance obligations and licensing in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on principals versus agent considerations in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of ASU 2016-01 is not expected to have a material impact on our Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-16 is not expected to have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

Results of Operations

2016 compared to 2015

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2016 and 2015.

					Increase (Decrease)
(In thousands)	2016	%	2015	%	Amount	%
North American OTC Healthcare
Analgesics	$117,337	14.6	$111,954	15.7	$5,383	4.8
Cough & Cold	100,148	12.4	103,686	14.5	(3,538)	(3.4)
Women's Health	132,184	16.4	71,506	10.0	60,678	(*)
Gastrointestinal	74,568	9.2	77,596	10.9	(3,028)	(3.9)
Eye & Ear Care	95,515	11.8	85,236	11.9	10,279	12.1
Dermatologicals	82,941	10.3	64,806	9.1	18,135	28.0
Oral Care	49,099	6.1	45,916	6.4	3,183	6.9
Other OTC	6,079	0.8	6,193	0.8	(114)	(1.8)
Total North American OTC Healthcare	657,871	81.6	566,893	79.3	90,978	16.0

International OTC Healthcare
Analgesics	2,128	0.3	2,597	0.4	(469)	(18.1)
Cough & Cold	16,422	2.0	18,080	2.5	(1,658)	(9.2)
Women's Health	2,982	0.4	2,261	0.3	721	31.9
Gastrointestinal	20,019	2.4	19,372	2.7	647	3.3
Eye & Ear Care	11,983	1.5	12,689	1.8	(706)	(5.6)
Dermatologicals	2,133	0.3	2,289	0.3	(156)	(6.8)
Oral Care	2,026	0.3	483	0.1	1,543	319.5
Other OTC	20	0.0	22	0.0	(2)	(9.1)
Total International OTC Healthcare	57,713	7.2	57,793	8.1	(80)	(0.1)
Total OTC Healthcare	715,584	88.8	624,686	87.4	90,898	14.6
Household Cleaning	90,663	11.2	89,937	12.6	726	0.8
Total Consolidated	$806,247	100.0	$714,623	100.0	$91,624	12.8
(*) % not meaningful

Revenues for 2016 were $806.2 million, an increase of $91.6 million, or 12.8%, versus 2015. This increase was primarily related to an increase in the North American OTC Healthcare segment, largely due to the acquisitions of Insight and DenTek. The Insight and DenTek brands accounted for $74.1 million and $9.3 million, respectively, of revenues in the North American OTC Healthcare segment that were not included in the comparable period in the prior year.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $91.0 million, or 16.0%, during 2016 versus 2015. This increase was primarily due to the acquisition of Insight, which contributed $74.1 million of revenues not included in the comparable period in the prior year, and included increases of $55.3 million, $11.3 million, $2.5 million, $2.4 million and $1.7 million to the women’s health, dermatologicals, eye & ear care, cough & cold, and analgesics product groups, respectively. The increase was also due to the acquisition of DenTek, which contributed $9.3 million to the segment overall.

In addition to the revenue increases contributed by Insight and DenTek, there was an increase of $7.6 million in revenue included in the comparable period in prior year, primarily consisting of increases in the eye & ear care, dermatologicals, women's health and analgesics product groups, which was partially offset by decreases in the gastrointestinal and cough & cold product groups.

The decrease in the cough & cold product group and the gastrointestinal product group was partially due to Pediacare and Beano, respectively, which continue to experience declines in revenues and market share due to increasing competition. Although we experienced declines in revenues in Pediacare and Beano, we continue to believe that the carrying value of each of these brands is recoverable. However, if we experience future declines in revenue or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods.

In the past, in our women's health and analgesics product groups, a third-party manufacturer had failed to keep up with demand, leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, those out of stock issues were resolved as a result of increased manufacturing. If these types of supply issues resurface in these or in other product groups that are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $0.1 million, or 0.1%, during 2016 versus 2015. This decrease was primarily due to a decrease in the cough & cold product group and the negative impact of foreign currency exchange rates during 2016 versus 2015. These decreases were partially offset by an increase in the gastrointestinal product group, which was largely attributable to the acquisition of Hydralyte.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased by $0.7 million, or 0.8%, during 2016 versus 2015. The increase was primarily due to increased sales in certain distribution channels.

Cost of Sales
The following table represents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2016 and 2015.

(In thousands)					Increase (Decrease)
Cost of Sales	2016	%	2015	%	Amount	%
North American OTC Healthcare	$250,018	38.0	$216,781	38.2	$33,237	15.3
International OTC Healthcare	21,676	37.6	22,820	39.5	(1,144)	(5.0)
Household Cleaning	67,342	74.3	68,799	76.5	(1,457)	(2.1)
	$339,036	42.1	$308,400	43.2	$30,636	9.9

Cost of sales increased $30.6 million, or 9.9%, during 2016 versus 2015. This increase was largely due to increased sales volume associated with the acquisitions of DenTek, Insight, and Hydralyte. As a percentage of total revenues, cost of sales decreased to 42.1% in 2016 from 43.2% in 2015. This decrease in cost of sales as a percentage of revenues was the result of decreases in cost of sales as a percentage of revenue in the International and Household Cleaning segments.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $33.2 million, or 15.3%, during 2016 versus 2015.  This increase was due to higher overall sales volume primarily from the acquisitions of DenTek and Insight and to higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment remained relatively consistent in 2016 versus 2015.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment decreased $1.1 million, or 5.0%, during 2016 versus 2015. This decrease was primarily due to decreases in cost of sales in the eye & ear care, gastrointestinal and cough & cold product groups, driven by foreign currency exchange rate fluctuations year over year. As a percentage of the International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 37.6% in 2016 from 39.5% during 2015. The decrease in cost of sales as a percentage of revenues was primarily attributable to the product groups discussed above.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.5 million, or 2.1%, during 2016 versus 2015.  As a percentage of Household Cleaning revenues, cost of sales decreased to 74.3% during 2016 from 76.5% during 2015. This decrease in cost of sales as a percentage of revenues was primarily attributable to a favorable product mix.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2016 and 2015.

(In thousands)					Increase (Decrease)
Gross Profit	2016	%	2015	%	Amount	%
North American OTC Healthcare	$407,853	62.0	$350,112	61.8	$57,741	16.5
International OTC Healthcare	36,037	62.4	34,973	60.5	1,064	3.0
Household Cleaning	23,321	25.7	21,138	23.5	2,183	10.3
	$467,211	57.9	$406,223	56.8	$60,988	15.0

Gross profit for 2016 increased $61.0 million, or 15.0%, versus 2015.  As a percentage of total revenues, gross profit increased to 57.9% in 2016 from 56.8% in 2015. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins associated with the acquired DenTek and Insight brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $57.7 million, or 16.5%, during 2016 versus 2015.  This increase was due to higher overall sales volume, primarily from the acquisitions of DenTek and Insight, slightly offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent in 2016 versus 2015.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.1 million, or 3.0%, during the 2016 versus 2015. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.4% during 2016 from 60.5% during 2015. The increase in gross profit as a percentage of revenues was primarily attributable to an increase in gross margin in the eye & ear care and gastrointestinal product groups.

Household Cleaning Segment
Gross profit for the Household Cleaning segment increased $2.2 million, or 10.3%, during 2016 versus 2015.  As a percentage of Household Cleaning revenue, gross profit increased to 25.7% during 2016 from 23.5% during 2015. The increase in gross profit as a percentage of revenues was primarily attributable to a favorable product mix.

Contribution Margin
The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2016 and 2015.

(In thousands)					Increase (Decrease)
Contribution Margin	2016	%	2015	%	Amount	%
North American OTC Healthcare	$310,460	47.2	$263,215	46.4	$47,245	17.9
International OTC Healthcare	24,923	43.2	24,051	41.6	872	3.6
Household Cleaning	21,026	23.2	19,306	21.5	1,720	8.9
	$356,409	44.2	$306,572	42.9	$49,837	16.3

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $49.8 million, or 16.3%, during 2016 versus 2015.  The contribution margin increase was primarily related to the increase in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $47.2 million, or 17.9%, during 2016 versus 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the DenTek and Insight acquisitions, partially offset by an increase in advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 47.2% during 2016 versus 46.4% during 2015.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.9 million, or 3.6%, during 2016 versus 2015. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 43.2% during 2016 from 41.6% during 2015. This contribution margin increase was primarily related to the increase in gross profit in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased $1.7 million, or 8.9%, during 2016 versus 2015.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment increased to 23.2% during 2016 from 21.5% during 2015. This increase was primarily attributable to a favorable product mix in certain distribution channels.

General and Administrative
General and administrative expenses were $72.4 million for 2016 versus $81.3 million for 2015. The decrease in general and administrative expenses was primarily due to the decrease in acquisition costs of $13.2 million associated with the acquisition and integration of Insight in the prior year. This decrease was also attributable to a lease termination charge of $0.8 million related to the remaining lease payments from the Insight office incurred during the third quarter of fiscal 2015. These decreases were partially offset by an increase in 2016 in compensation, stock based compensation and information technology costs of $3.5 million, $3.0 million and $1.4 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense was $23.7 million for 2016 versus $17.7 million for 2015. The increase in depreciation and amortization expense was primarily due to higher intangible asset amortization during 2016 related to the intangible assets acquired as a result of the DenTek and Insight acquisitions. Additionally, the increase in depreciation and amortization is partially due to higher intangible asset amortization during 2016 related to Pediacare, as this trade name was reclassified to a finite-lived intangible asset as part of our annual impairment analysis conducted during the fourth fiscal quarter of 2015.

Interest Expense
Net interest expense was $85.2 million during 2016 versus $81.2 million during 2015.  The increase in net interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisitions of DenTek and Insight. The average indebtedness outstanding increased from $1.4 billion during 2015 to $1.5 billion during 2016. The increase in average indebtedness outstanding is the result of additional borrowings under our term loan facility and revolving credit facility to fund our acquisition of Insight and the 2016 Senior Notes to fund the acquisition of DenTek. The average cost of borrowing decreased to 5.4% during 2016, from 5.9% during 2015. The decrease in the average costs of borrowing is partially attributable to the issuance of the 2016 Senior Notes and the redemption of the 2012 Senior Notes during 2016; as the interest rate for the 2016 Senior Notes is 6.375% versus the interest rate of 8.125% for the 2012 Senior Notes, including the accelerated portion of debt origination costs incurred in 2016.

Income Taxes
The provision for income taxes during 2016 was $57.3 million versus $49.2 million in 2015.  The effective tax rate on income before income taxes was 36.4% during 2016 versus 38.6% during 2015. The decrease in the effective tax rate during 2016 versus 2015 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year and to the favorable tax deductions related to stock options, equity awards and certain foreign tax credits realized in the current year period.

Results of Operations

2015 compared to 2014

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2015 and 2014.

					Increase (Decrease)
(In thousands)	2015	%	2014	%	Amount	%
North American OTC Healthcare
Analgesics	$111,954	15.7	$108,101	18.1	$3,853	3.6
Cough & Cold	103,686	14.5	100,060	16.7	3,626	3.6
Women's Health	71,506	10.0	1,960	0.3	69,546	(*)
Gastrointestinal	77,596	10.9	81,469	13.6	(3,873)	(4.8)
Eye & Ear Care	85,236	11.9	78,753	13.2	6,483	8.2
Dermatologicals	64,806	9.1	56,436	9.4	8,370	14.8
Oral Care	45,916	6.4	47,900	8.0	(1,984)	(4.1)
Other OTC	6,193	0.8	8,208	1.5	(2,015)	(24.5)
Total North American OTC Healthcare	566,893	79.3	482,887	80.8	84,006	17.4

International OTC Healthcare
Analgesics	2,597	0.4	1,883	0.3	714	37.9
Cough & Cold	18,080	2.5	13,365	2.2	4,715	35.3
Women's Health	2,261	0.3	1,835	0.3	426	23.2
Gastrointestinal	19,372	2.7	838	0.1	18,534	(*)
Eye & Ear Care	12,689	1.8	6,738	1.2	5,951	88.3
Dermatologicals	2,289	0.3	1,655	0.3	634	38.3
Oral Care	483	0.1	413	0.1	70	16.9
Other OTC	22	0.0	2	0.0	20	(*)
Total International OTC Healthcare	57,793	8.1	26,729	4.5	31,064	116.2
Total OTC Healthcare	624,686	87.4	509,616	85.3	115,070	22.6
Household Cleaning	89,937	12.6	87,765	14.7	2,172	2.5
Total Consolidated	$714,623	100.0	$597,381	100.0	$117,242	19.6
(*) size of % not meaningful

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

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $84.0 million, or 17.4%, during 2015 versus 2014. This increase was primarily due to the acquisition of Insight, which contributed $96.9 million to the segment overall, and included increases of $69.9 million, $15.4 million, and $5.0 million to the women’s health, dermatologicals, and cough & cold product groups, respectively. These increases were partially offset by declines of $7.1 million and $5.1 million in the dermatologicals and gastrointestinal product groups (exclusive of Insight), respectively, due to lower revenues for certain of our products in those product groups.

Additionally, in our women's health product group, a third-party manufacturer had failed to keep up with demand, leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, those out of stock issues were resolved as a result of increased manufacturing If these types of supply issues resurface in this or in other product groups and are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have an adverse impact on our results of operations and financial condition.

International OTC Healthcare segment
Revenues for the International OTC Healthcare segment increased $31.1 million, or 116.2%, during 2015 versus 2014. The increase was primarily due to the acquisition of the Hydralyte brand, which contributed $17.9 million to the gastrointestinal product group. The increase was also attributable to increases of $6.0 million and $4.7 million in the eye & ear care and cough & cold product groups (exclusive of Hydralyte), respectively.

Household Cleaning Segment
Revenues for the Household Cleaning segment increased $2.2 million, or 2.5%, during 2015 versus 2014. The increase was primarily due to increased sales in certain distribution channels.

Cost of Sales
The following table represents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2015 and 2014.

(In thousands)					Increase (Decrease)
Cost of Sales	2015	%	2014	%	Amount	%
North American OTC Healthcare	$216,781	38.2	$184,796	38.3	$31,985	17.3
International OTC Healthcare	22,820	39.5	12,646	47.3	10,174	80.5
Household Cleaning	68,799	76.5	64,388	73.4	4,411	6.9
	$308,400	43.2	$261,830	43.8	$46,570	17.8

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

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $10.2 million, or 80.5%, during the 2015 versus 2014. This increase was due to higher sales volumes in the products acquired from the acquisitions of Hydralyte and Care Pharma. As a percentage of International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 39.5% in 2015 from 47.3% in 2014. This decrease in cost of sales as a percentage of revenues was primarily due to lower costs associated with the Hydralyte and Care Pharma acquisitions.

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

(In thousands)					Increase (Decrease)
Gross Profit	2015	%	2014	%	Amount	%
North American OTC Healthcare	$350,112	61.8	$298,091	61.7	$52,021	17.5
International OTC Healthcare	34,973	60.5	14,083	52.7	20,890	148.3
Household Cleaning	21,138	23.5	23,377	26.6	(2,239)	(9.6)
	$406,223	56.8	$335,551	56.2	$70,672	21.1

Gross profit for 2015 increased $70.7 million, or 21.1%, versus 2014.  As a percentage of total revenues, gross profit increased to 56.8% in 2015 from 56.2% in 2014. The increase in gross profit as a percentage of revenues was primarily the result of higher gross margins recognized in the International OTC Healthcare segment due to the acquisition of Hydralyte.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $52.0 million, or 17.5%, during 2015 versus 2014.  This increase was due to higher overall sales volume, primarily from the acquisition of Insight, partially offset by higher manufacturing costs for certain of our products. As a percentage of North American OTC Healthcare revenues, gross profit remained consistent in 2015 versus 2014.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $20.9 million, or 148.3%, during 2015 versus 2014.  This increase was due primarily to the acquisition of Hydralyte and Care Pharma. As a percentage of International OTC Healthcare revenues, gross profit increased to 60.5% during 2015 from 52.7% during 2014. The increase was due to the higher gross profit percentage from the acquisition of Hydralyte and Care Pharma.

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

(In thousands)					Increase (Decrease)
Contribution Margin	2015	%	2014	%	Amount	%
North American OTC Healthcare	$263,215	46.4	$221,008	45.8	$42,207	19.1
International OTC Healthcare	24,051	41.6	8,819	33.0	15,232	172.7
Household Cleaning	19,306	21.5	20,756	23.6	(1,450)	(7.0)
	$306,572	42.9	$250,583	41.9	$55,989	22.3

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

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $42.2 million, or 19.1%, during 2015 versus 2014. The contribution margin increase was primarily the result of increased gross profit discussed above, partially offset by higher advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 46.4% during 2015 versus 45.8% during 2014. Advertising and promotional spending increased during 2015 versus 2014 due primarily to the Insight acquisition, partially offset by reduced spending on Pediacare, Beano, and Gaviscon.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $15.2 million, or 172.7%, during 2015 versus 2014. The contribution margin increase was primarily the result of increased gross profit discussed above, partially offset by higher advertising and promotional expenses. As a percentage of International OTC Healthcare revenues, contribution margin from the International OTC Healthcare segment increased to 41.6% during 2015 from 33.0% during 2014. This increase was primarily related to the increased gross profit from the Hydralyte and Care Pharma acquisitions discussed above.

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

Income Taxes
The provision for income taxes during 2015 was $49.2 million versus $29.1 million in 2014. The effective tax rate on pretax income was 38.6% during 2015 versus 28.6% during 2014. The increase in the effective tax rate for 2015 was primarily due to the impact of certain non-deductible items related to acquisitions of $2.9 million, and a higher gain for tax purposes associated with the sale of the right to use of the Comet brand in certain Eastern European countries in the third quarter of fiscal 2015 and a one-time benefit of $9.1 million due primarily to lower state income taxes enacted in the prior year period. This benefit was primarily related to a law change in the state where we have our major distribution center to tax earnings attributed to in-state revenues only.

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

	Year Ended March 31,
(In thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$174,350	$156,255	$111,582
Investing activities	(222,971)	(805,258)	(57,976)
Financing activities	54,036	643,265	(41,153)

2016 compared to 2015
Operating Activities
Net cash provided by operating activities was $174.4 million for 2016 compared to $156.3 million for 2015.  The $18.1 million increase in net cash provided by operating activities was primarily due to an increase in non-cash charges of $31.6 million and an increase in net income of $21.6 million, partially offset by an increase in working capital of $35.1 million.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased in 2016 compared to 2015 due to increases in the year-over-year change in inventory and prepaid expenses and other current assets of $18.4 million and $12.6 million, respectively, and a decrease in the year-over-year change in accrued liabilities of $10.7 million. This increase was partially offset by an increase in the year-over-year change in accounts payable of $6.3 million. The year-over-year increase of $18.4 million in inventory is primarily the result of an inventory build of $3.0 million in the current year period primarily related to certain brands in anticipation of short-term requirements and a $15.4 million inventory usage in the prior year period primarily associated with certain brands selling through and holding less stock.

Non-cash charges increased $31.6 million year-over-year, primarily due to an increase in deferred income taxes of $17.2 million, a loss on extinguishment of debt of $18.0 million in the current period, and an increase in depreciation and amortization of $5.9 million. The increase in non-cash charges was partially offset by a premium payment on the 2012 Senior Notes of $10.2 million in 2016 and a decrease in long term income taxes payable of $2.6 million.

Investing Activities
Net cash used in investing activities was $223.0 million for 2016 compared to $805.3 million for 2015.  The decrease in net cash used in investing activities was primarily due to the cash for the acquisition of Insight in September 2014 of $749.7 million, the acquisition of the Hydralyte brand in April 2014 of $78.0 million, and the proceeds received from the escrow following the arbitrator’s ruling related to the working capital dispute of the Insight acquisition of $7.2 million in the current year. This change was partially offset by the cash used for the acquisition of DenTek in February 2016 of $227.0 million. Additionally, the decrease in net cash used in investing activities in 2016 compared to 2015, was partially attributable to $18.5 million of proceeds from the sale of one brand we acquired from the Insight acquisition, and $10.0 million received as proceeds from the sale of certain rights to sell our Comet brand in certain Eastern European countries to a third-party licensee, both in the prior year.

Financing Activities
Net cash provided by financing activities was $54.0 million for 2016 compared to net cash provided by financing activities of $643.3 million for 2015.  This change was primarily due to net borrowings under our credit facilities of $656.1 million in the prior year primarily to acquire Insight, repayment in the current year of $250.0 million in 2016 for the 2012 Senior Notes, and net repayments under our existing credit facilities of $41.1 million in the current year. This change was partially offset by proceeds from the issuance in 2016 of the 2016 Senior Notes of $350.0 million.

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

Financing Activities
Net cash provided by financing activities was $643.3 million for 2015 compared to net cash used in financing activities of $41.2 million for 2014.  The increase in cash provided by financing activities was primarily due to the additional borrowings of $590.0 million under our term loan facility and $66.1 million under our revolving credit facility in 2015, while 2014 resulted in net repayment under the 2012 ABL Revolver of $33.0 million. We utilized $65.0 million of borrowings under the ABL Revolver for the acquisition of the Hydralyte brand and repaid $58.5 million during 2015. Due to the net borrowing under the 2012 ABL Revolver and 2012 Term Loan, our outstanding indebtedness increased to $1,593.6 million at March 31, 2015 from $937.5 million at March 31, 2014.

Capital Resources

2012 Senior Notes:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") issued $250.0 million of the 2012 Senior Notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020. The Borrower could earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes were guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees was joint and several. There were no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs, which were capitalized as deferred financing costs and were being amortized over the term of the 2012 Senior Notes. As of March 31, 2016, there were no outstanding balances, as the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of the balances associated with the 2012 Senior Notes.

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) the 2012 Term Loan, a $660.0 million term loan facility with a 7-year maturity and (ii) the 2012 ABL Revolver, a $50.0 million asset-based revolving credit facility with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25%. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, the Borrower entered into Term Loan Amendment No. 1. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans. The interest rate on the Term B-1 Loans under the Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans would have matured on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.

On September 3, 2014, the Borrower entered into Term Loan Amendment No. 2. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans under the 2012 Term Loan in an aggregate principal amount of $720.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that was based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that was based, at the Borrower’s option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).

Also, on September 3, 2014, the Borrower entered into ABL Amendment No. 3. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the year ended March 31, 2016, the average interest rate on the 2012 Term Loan was 4.4%.

Under the 2012 Term Loan, we were originally required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since we have previously made significant optional payments that exceeded all of our required quarterly payments, we will not be required to make another payment until the maturity date of March 31, 2019.

On June 9, 2015, the Borrower entered into ABL Amendment No. 4. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.1%.
On February 4, 2016, in connection with the Bridge Credit Agreement (discussed below) and DenTek acquisition, the Company and the Borrower entered into ABL Amendment No. 5. ABL Amendment No. 5 temporarily suspends certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that is 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets are included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company receives net proceeds from an offering of debt securities of the Borrower or the Company.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of 2013 Senior Notes, with an interest rate of 5.375% and a maturity date of December 15, 2021. The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its 100% domestic owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2013 Senior Notes offering, we incurred $7.2 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2013 Senior Notes.
2016 Bridge Term Loans:
On February 4, 2016, Prestige Brands Holdings, Inc. and the Borrower, entered into a bridge credit agreement. The Bridge Credit Agreement provides for the Bridge Term Loans in an aggregate principal amount of $80.0 million, at an applicable interest rate margin equal to (i) for the period beginning on the closing date and ending on the 179th day following the closing date, 4.75% for Eurocurrency rate loans and 3.75% for base rate loans, (ii) for the period from and including the 180th day following the closing date and ending on the 269th day following the closing date, 5.00% for Eurocurrency rate loans and 4.00% for base rate loans, and (iii) for the period from and after the 270th day following the closing date, 5.25% for Eurocurrency rate loans and 4.25% for base rate loans. The Bridge Term Loans would have matured on February 2, 2017. The proceeds were used to partially fund the acquisition of DenTek. However, as of March 31, 2016, there are no outstanding balances as the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of these Bridge Term Loans on February 19, 2016.

In connection with the repayment of the Bridge Loan on February 19, 2016, we expensed $1.9 million of unamortized debt issuance costs which were classified as interest expense.

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “2016 Senior Notes”), pursuant to a purchase agreement, dated February 16, 2016, among the Borrower, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The 2016 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the Guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2016 Senior Notes offering, we incurred $5.5 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2016 Senior Notes. The proceeds were used to primarily redeem the 2012 Senior Notes and repay the Bridge Term Loans that were utilized to partially fund the acquisition DenTek.

The 2016 Senior Notes were issued pursuant to an indenture, dated February 19, 2016 (the “Indenture”). The Indenture provides, among other things, that interest will be payable on the 2016 Senior Notes on March 1 and September 1 of each year, beginning on September 1, 2016, until their maturity date of March 1, 2024. The 2016 Senior Notes are senior unsecured obligations of the Borrower.

The Borrower has the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Borrower may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest, if any. In addition, before March 1, 2019, the Borrower may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control (as defined in the Indenture), The Borrower will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

Redemptions and Restrictions:
On February 19, 2016, the Company used the net proceeds from the 2016 Senior Notes issuance to redeem all of the 2012 Senior Notes at a redemption price equal to 104.063%, plus accrued and unpaid interest, and repay all of the Bridge Term Loans.

At any time prior to December 15, 2016, we have the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we have the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2013 Senior Notes, the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At March 31, 2016, we were in compliance with the covenants under our long-term indebtedness.

As of March 31, 2016, we had an aggregate of $1,652.5 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$817.5 million of borrowings under the 2012 Term B-3 Loans; and

•	$85.0 million of borrowings under the 2012 ABL Revolver.

As of March 31, 2016, we had $37.9 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either March 31, 2016 or March 31, 2015 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.00 to 1.0 for the quarter ended March 31, 2016 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.50 to 1.0 for the quarter ended March 31, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended March 31, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2016, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2017. During the years ended March 31, 2016, 2015 and 2014, we made voluntary principal payments against outstanding indebtedness of $60.0 million, $130.0 million and $157.5 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payment each equal to 0.25% of the aggregate amount of $852.5 million. Since we have previously made a significant optional payment that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2019.

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

Commitments

As of March 31, 2016, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,652.5	$—	$—	$99.0	$1,553.5
Interest on long-term debt(1)	771.4	82.7	314.2	209.5	165.0
Purchase obligations:
Inventory costs(2)	119.6	117.0	2.6	—	—
Other costs(3)	16.2	16.2	—	—	—
Operating leases (4)	8.4	2.0	5.6	0.8	—
Total contractual cash obligations (5)	$2,568.1	$217.9	$322.4	$309.3	$1,718.5

(1)
Represents the estimated interest obligations on the outstanding balances at March 31, 2016 of the 2013 Senior Notes, 2016 Senior Notes, 2012 Term B-3 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 5.4%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

(4)	We have excluded minimum sublease rentals of $1.2 million due in the future under non-cancelable subleases. Refer to Note 16 for further details.

(5)	We have excluded obligations related to uncertain tax positions because we cannot reasonably estimate when they will occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2016, we had variable rate debt of approximately $902.5 million.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ended March 31, 2016 of approximately $8.8 million.

Foreign Currency Exchange Rate Risk

During the year ended March 31, 2016 and 2015, approximately 11.5% and 13.1%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2016 and 2015. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $3.9 million and $3.3 million for the year ended March 31, 2016 and 2015, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 120.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Audited Financial Statements
March 31, 2016

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2016.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2016.

On February 5, 2016, the Company acquired DenTek Holdings, Inc. ("DenTek"). The Company has excluded DenTek's internal controls over financial reporting as of March 31, 2016 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting. DenTek is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2016.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2016, which appears below.

Prestige Brands Holdings, Inc.
May 17, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of debt issuance costs in fiscal year 2016.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded DenTek Holdings, Inc. (“DenTek”) from its assessment of internal control over financial reporting as of March 31, 2016 because it was acquired by the Company in a purchase business combination during fiscal year 2016. We have also excluded DenTek from our audit of internal control over financial reporting. DenTek is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2016.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 17, 2016

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended March 31,
(In thousands, except per share data)	2016	2015	2014
Revenues
Net sales	$803,088	$710,070	$592,454
Other revenues	3,159	4,553	4,927
Total revenues	806,247	714,623	597,381

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	339,036	308,400	261,830
Gross profit	467,211	406,223	335,551

Operating Expenses
Advertising and promotion	110,802	99,651	84,968
General and administrative	72,418	81,273	48,481
Depreciation and amortization	23,676	17,740	13,486
Total operating expenses	206,896	198,664	146,935
Operating income	260,315	207,559	188,616

Other (income) expense
Interest income	(162)	(92)	(60)
Interest expense	85,322	81,326	68,642
Gain on sale of asset	—	(1,133)	—
Loss on extinguishment of debt	17,970	—	18,286
Total other expense	103,130	80,101	86,868
Income before income taxes	157,185	127,458	101,748
Provision for income taxes	57,278	49,198	29,133
Net income	$99,907	$78,260	$72,615

Earnings per share:
Basic	$1.89	$1.50	$1.41
Diluted	$1.88	$1.49	$1.39

Weighted average shares outstanding:
Basic	52,754	52,170	51,641
Diluted	53,143	52,670	52,349

Comprehensive income, net of tax:
Currency translation adjustments	(113)	(24,151)	843
Total other comprehensive income (loss)	(113)	(24,151)	843
Comprehensive income	$99,794	$54,109	$73,458
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2016	2015
Current assets
Cash and cash equivalents	$27,230	$21,318
Accounts receivable, net	95,247	87,858
Inventories	91,263	74,000
Deferred income tax assets	10,108	8,097
Prepaid expenses and other current assets	25,165	10,434
Total current assets	249,013	201,707

Property and equipment, net	15,540	13,744
Goodwill	360,191	290,651
Intangible assets, net	2,322,723	2,134,700
Other long-term assets	1,324	1,165
Total Assets	$2,948,791	$2,641,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,296	$46,115
Accrued interest payable	8,664	11,974
Other accrued liabilities	59,724	40,948
Total current liabilities	106,684	99,037

Long-term debt
Principal amount	1,652,500	1,593,600
Less unamortized debt costs	(27,191)	(32,327)
Long-term debt, net	1,625,309	1,561,273

Deferred income tax liabilities	469,622	351,569
Other long-term liabilities	2,840	2,464
Total Liabilities	2,204,455	2,014,343

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 53,066 shares at March 31, 2016 and 52,562 shares at March 31, 2015	530	525
Additional paid-in capital	445,182	426,584
Treasury stock, at cost – 306 shares at March 31, 2016 and 266 shares at March 31, 2015	(5,163)	(3,478)
Accumulated other comprehensive income (loss), net of tax	(23,525)	(23,412)
Retained earnings	327,312	227,405
Total Stockholders’ Equity	744,336	627,624
Total Liabilities and Stockholders’ Equity	$2,948,791	$2,641,967
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

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Preferred Share Rights	Retained Earnings	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2015	52,562	$525	$426,584	266	$(3,478)	$(23,412)	$—	$227,405	$627,624

Stock-based compensation	—	—	9,954	—	—	—	—	—	9,954
Exercise of stock options	348	3	6,685	—	—	—	—	—	6,688
Issuance of shares related to restricted stock	156	2	(1)	—	—	—	—	—	1
Treasury share repurchases	—	—	—	40	(1,685)	—	—	—	(1,685)
Excess tax benefits from share-based awards	—	—	1,960	—	—	—	—	—	1,960
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	99,907	99,907
Translation adjustments	—	—	—	—	—	(113)	—	—	(113)
Total comprehensive income	—	—	—	—	—	—	—	—	99,794

Balances at March 31, 2016	53,066	$530	$445,182	306	$(5,163)	$(23,525)	$—	$327,312	$744,336

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2016	2015	2014
Operating Activities
Net income	$99,907	$78,260	$72,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,676	17,740	13,486
Gain on sale of asset	—	(1,133)	—
Deferred income taxes	46,152	28,922	19,012
Long term income taxes payable	(332)	2,294	—
Amortization of debt origination costs	8,994	8,821	10,512
Stock-based compensation costs	9,954	6,918	5,146
Loss on extinguishment of debt	17,970	—	18,286
Premium payment on 2012 Senior Notes	(10,158)	—	—
Premium payment on 2010 Senior Notes	—	—	(15,527)
Lease termination costs	—	785	—
(Gain) loss on sale or disposal of property and equipment	(35)	321	(3)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	1,824	1,608	9,735
Inventories	(3,005)	15,360	(2,850)
Prepaid expenses and other current assets	(7,921)	4,664	(2,130)
Accounts payable	(11,348)	(17,637)	(4,641)
Accrued liabilities	(1,328)	9,332	(12,059)
Net cash provided by operating activities	174,350	156,255	111,582

Investing Activities
Purchases of property and equipment	(3,568)	(6,101)	(2,764)
Proceeds from the sale of property and equipment	344	—	3
Proceeds from sale of business	—	18,500	—
Proceeds from sale of asset	—	10,000	—
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	7,237	—	—
Acquisition of DenTek, less cash acquired	(226,984)	—	—
Acquisition of Insight Pharmaceuticals, less cash acquired	—	(749,666)	—
Acquisition of the Hydralyte brand	—	(77,991)	—
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	(55,215)
Net cash used in investing activities	(222,971)	(805,258)	(57,976)

Financing Activities
Proceeds from issuance of 2016 Senior Notes	350,000	—	—
Repayment of 2012 Senior Notes	(250,000)	—	—
Proceeds from issuance of 2013 Senior Notes	—	—	400,000
Borrowings under Bridge term loans	80,000	—	—
Repayments under Bridge term loans	(80,000)	—	—
Repayment of 2010 Senior Notes	—	—	(250,000)
Term loan borrowings	—	720,000	—
Term loan repayments	(60,000)	(130,000)	(157,500)
Borrowings under revolving credit agreement	115,000	124,600	50,000
Repayments under revolving credit agreement	(96,100)	(58,500)	(83,000)
Payments of debt origination costs	(11,828)	(16,072)	(7,466)
Proceeds from exercise of stock options	6,689	3,954	5,907
Proceeds from restricted stock exercises	544	57	—
Excess tax benefits from share-based awards	1,960	1,330	1,650
Fair value of shares surrendered as payment of tax withholding	(2,229)	(2,104)	(744)
Net cash (used in) provided by financing activities	54,036	643,265	(41,153)

Effects of exchange rate changes on cash and cash equivalents	497	(1,275)	208
Increase (decrease) in cash and cash equivalents	5,912	(7,013)	12,661
Cash and cash equivalents - beginning of year	21,318	28,331	15,670
Cash and cash equivalents - end of year	$27,230	$21,318	$28,331

Interest paid	$79,132	$70,155	$62,357
Income taxes paid	$15,352	$11,939	$11,020
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

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2016”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2016 are uninsured.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $39.2 million for 2016, $37.7 million for 2015 and $32.0 million for 2014.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested restricted stock units, are included in the earnings per share calculation to the extent that they are dilutive.

Recently Issued Accounting Standards
In April 2016, the FASB issued Accounting Standards Update ("ASU") 2016-10, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on identifying performance obligations and licensing in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on principals versus agent considerations in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of ASU 2016-01 is not expected to have a material impact on our Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-16 is not expected to have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

2. Acquisitions

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which Prestige agreed to acquire DenTek from its stockholders, including TSG Consumer Partners, for a purchase price of $228.3 million. The acquisition expands Prestige's portfolio of brands, strengthens its existing oral care platform and increases its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its Asset Based Loan ("ABL") revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in the Company's North American and International OTC Healthcare segments.

The DenTek acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the February 5, 2016 acquisition date.

(In thousands)	February 5, 2016

Cash acquired	$1,359
Accounts receivable	9,187
Inventories	14,304
Deferred income taxes	3,303
Prepaids and other current assets	6,728
Property, plant and equipment, net	3,555
Goodwill	76,529
Intangible assets, net	206,700
Total assets acquired	321,665

Accounts payable	3,261
Accrued expenses	16,488
Deferred income tax liabilities - long term	73,573
Total liabilities assumed	93,322
Total purchase price	$228,343

Based on this preliminary analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at March 31, 2016 was 18.4 years.

We also recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material. However, revenues recorded during the period ended March 31, 2016 were $10.7 million since the date of the acquisition.

Acquisition of Insight Pharmaceuticals
On September 3, 2014, the Company completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $745.9 million in cash after receiving a return of approximately $7.2 million from escrow related to an arbitrator's ruling. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, the Company acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended the Company's portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, the Company sold one of the competing brands that it acquired from Insight on the same day as the Insight closing. Insight is primarily included in the Company's North American OTC Healthcare segment.

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

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at March 31, 2016 was 14.6 years.

We also recorded goodwill of $96.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired after of the adjustments described above. Goodwill is not deductible for income tax purposes.

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

	Year Ended March 31,
	2015	2014
(In thousands, except per share data)	(Unaudited)
Revenues	$783,217	$767,897
Net income	$86,844	$82,762

Earnings per share:
Basic	$1.66	$1.60

Diluted	$1.65	$1.58

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

Based on this analysis, we allocated $29.8 million to non-amortizable intangible assets and $1.7 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 15.1 years. The weighted average remaining life for amortizable intangible assets at March 31, 2016 was 12.5 years.

We also recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The full amount of goodwill is deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

3. Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2016	2015
Components of Accounts Receivable
Trade accounts receivable	$105,592	$95,411
Other receivables	1,261	2,353
	106,853	97,764
Less allowances for discounts, returns and uncollectible accounts	(11,606)	(9,906)
Accounts receivable, net	$95,247	$87,858

4. Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2016	2015
Components of Inventories
Packaging and raw materials	$7,563	$7,588
Finished goods	83,700	66,412
Inventories	$91,263	$74,000

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $4.8 million and $4.1 million at March 31, 2016 and 2015, respectively, related to obsolete and slow-moving inventory.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,
(In thousands)	2016	2015
Components of Property and Equipment
Machinery	$7,734	$4,743
Computer equipment	12,793	11,339
Furniture and fixtures	2,445	2,484
Leasehold improvements	7,389	7,134
	30,361	25,700
Accumulated depreciation	(14,821)	(11,956)
Property and equipment, net	$15,540	$13,744

We recorded depreciation expense of $5.2 million, $3.8 million, and $3.2 million for 2016, 2015, and 2014, respectively.

6. Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2014, 2015, and 2016:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2013
Goodwill	$290,327	$—	$72,549	$362,876
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance – March 31, 2013	160,157	—	7,389	167,546

2014 additions	—	23,122	—	23,122
Effects of foreign currency exchange rates	—	243	—	243

Balance – March 31, 2014
Goodwill	290,327	23,365	72,549	386,241
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance – March 31, 2014	160,157	23,365	7,389	190,911

2015 additions	103,254	1,224	—	104,478
2015 reductions	—	—	(589)	(589)
Effects of foreign currency exchange rates	—	(4,149)	—	(4,149)

Balance – March 31, 2015
Goodwill	393,581	20,440	71,960	485,981
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2015	263,411	20,440	6,800	290,651

2016 additions	74,441	2,393	—	76,834
2016 reductions	(7,237)	—	—	(7,237)
Effects of foreign currency exchange rates	—	(57)	—	(57)

Balance – March 31, 2016
Goodwill	460,785	22,776	71,960	555,521
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2016	$330,615	$22,776	$6,800	$360,191

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we recorded goodwill of $23.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired.

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $96.3 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of net assets acquired, after giving affect to the following adjustments. During the quarter ended June 30, 2015, we increased goodwill by $0.3 million for certain immaterial items. During the quarter ending December 31, 2015, we decreased goodwill by $7.2 million, as we received that amount from escrow pursuant to an arbitrator's ruling in December 31, 2015 related to a disputed working capital calculation, as determined under GAAP, associated with the Insight acquisition, which is clearly and directly related to the purchase price. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and recorded goodwill of $1.2 million, reflecting the amount by which the purchase price exceeded the preliminary estimate of fair value of the net assets acquired.

As further discussed in Note 7, in December 2014, we completed a transaction to sell rights to use of the Comet brand in certain Eastern European countries to a third-party licensee. As a result, we recorded a gain on the sale of $1.3 million and reduced the carrying value of our intangible assets and goodwill.

As discussed in Note 2, on February 5, 2016, we completed the acquisition of DenTek. In connection with this acquisition, we recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of net assets acquired.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. At February 29, 2016 and February 28, 2015, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2016 or 2015.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed. The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 29, 2016, February 28, 2015 and March 31, 2014, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

The aggregate fair value of our reporting units exceeded the carrying value by 76.4% with no reporting unit's fair value exceeding the carrying value by less than 10%.

7. Intangible Assets

A reconciliation of the activity affecting intangible assets for each of 2014, 2015, and 2016 is as follows:

	Year Ended March 31, 2014
(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2013	$1,243,718	$203,066	$158	$1,446,942
Additions	29,845	1,657	—	31,502
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	315	17	—	332
Balance – March 31, 2014	$1,273,878	$204,740	$—	$1,478,618

Accumulated Amortization
Balance – March 31, 2013	$—	$73,544	$158	$73,702
Additions	—	10,256	—	10,256
Reductions	—	—	(158)	(158)
Effects of foreign currency exchange rates	—	1	—	1
Balance – March 31, 2014	—	83,801	—	83,801

Intangibles, net – March 31, 2014	$1,273,878	$120,939	$—	$1,394,817

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,123,897	$93,242	$—	$1,217,139
International OTC Healthcare	30,161	1,530	—	31,691
Household Cleaning	119,820	26,167	—	145,987
Intangible assets, net – March 31, 2014	$1,273,878	$120,939	$—	$1,394,817

	Year Ended March 31, 2015
(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2014	$1,273,878	$204,740	$—	$1,478,618
Additions	673,180	124,774	—	797,954
Reclassifications	(46,506)	46,506	—	—
Reductions	(9,548)	(17,674)	—	(27,222)
Effects of foreign currency exchange rates	(17,600)	(280)	—	(17,880)
Balance – March 31, 2015	$1,873,404	$358,066	$—	$2,231,470

Accumulated Amortization
Balance – March 31, 2014	$—	$83,801	$—	$83,801
Additions	—	12,995	—	12,995
Effects of foreign currency exchange rates	—	(26)	—	(26)
Balance – March 31, 2015	$—	$96,770	$—	$96,770

Intangibles, net – March 31, 2015	$1,873,404	$261,296	$—	$2,134,700

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,676,991	$235,642	$—	$1,912,633
International OTC Healthcare	86,141	1,231	—	87,372
Household Cleaning	110,272	24,423	—	134,695
Intangible assets, net – March 31, 2015	$1,873,404	$261,296	$—	$2,134,700

	Year Ended March 31, 2016
(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Non Compete Agreement	Totals
Gross Amount
Balance – March 31, 2015	$1,873,404	$358,066	$—	$2,231,470
Additions	179,800	26,900	—	206,700
Reclassifications	(32,918)	32,918	—	—
Reductions	—	—	—	—
Effects of foreign currency exchange rates	(240)	(4)	—	(244)
Balance – March 31, 2016	$2,020,046	$417,880	$—	$2,437,926

Accumulated Amortization
Balance – March 31, 2015	$—	$96,770	$—	$96,770
Additions	—	18,430	—	18,430
Effects of foreign currency exchange rates	—	3	—	3
Balance – March 31, 2016	$—	$115,203	$—	$115,203

Intangibles, net – March 31, 2016	$2,020,046	$302,677	$—	$2,322,723

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,823,873	$277,762	$—	$2,101,635
International OTC Healthcare	85,901	2,237	—	88,138
Household Cleaning	110,272	22,678	—	132,950
Intangible assets, net – March 31, 2016	$2,020,046	$302,677	$—	$2,322,723

As discussed in Note 2, on July 1, 2013, we completed the acquisition of Care Pharma. In connection with this acquisition, we allocated $31.5 million to intangible assets based on our analysis.

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our preliminary analysis. Furthermore, on September 3, 2014, we sold one of the brands that we acquired from Insight, for which we had allocated $17.7 million to intangible assets.

As discussed in Note 2, on February 5, 2016, we completed the acquisition of DenTek. In connection with this acquisition, we allocated $206.7 million to intangible assets based on our analysis.

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

We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.  The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future. In addition, we considered our market capitalization at February 29, 2016, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we determined that the fair values exceeded the carrying values and as such, no impairment charge was recorded in 2016.

Based on our analysis, the aggregate fair value of our reporting units exceeded the carrying value by 76.4%, with no reporting unit's fair value exceeding the carrying value by less than 10%. The aggregate fair value of the indefinite-lived intangible assets exceeded the carrying value by 55.8%. Three of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The fair value of Beano, New Skin and Debrox, exceed their carrying values of $78.4 million, $37.2 million and $76.3 million, by 9.0%, 8.2% and 5.1%, respectively.

Given the competitive landscape, including private label, Beano has experienced declines in revenues in recent periods. However, we continue to believe that the fair value exceeds the carrying value of Beano. The significant assumptions supporting the fair value of Beano include a discount rate of 9.5%, and returning to revenue growth, coupled with advertising and promotion investments that are in line with historical performance. A decrease in the annual cash flow of approximately 21.6% compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 82 basis points could result in the carrying value of our trade name exceeding its fair value, which would result in an impairment charge.

The significant assumptions supporting the fair value of New Skin and Debrox include a discount rate of 9.5%, coupled with modest revenue growth, and advertising and promotion investments that are in line with historical performance. Revenue declines in each of the brands or changes in assumptions utilized in our quantitative indefinite lived asset impairment analysis may result in the fair value no longer exceeding their respective carrying values. For example, a decrease in the annual cash flow of approximately 19.6% and 12.6% for New Skin and Debrox, respectively, compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 73 and 45 basis points, respectively, could result in the carrying value of our trade name exceeding its fair value, which would result in an impairment charge. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

Based on recent declines in the business and a strategic review of our brands during the fourth quarter ended March 31, 2016 and our annual impairment review, we have reassessed the useful life of the Ecotrin brand as of February 29, 2016 and determined it to be 20 years. As such, we have reclassified $32.9 million from an indefinite-lived to a finite lived intangible asset. At the time of this change in useful life, the fair value exceeded its carrying value.

Although we experienced revenue declines in Pediacare and in certain other brands in the past, we continue to believe that the fair value of our brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and / or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying in which case a non-cash impairment charge may be recorded in future periods.

The weighted average remaining life for finite-lived intangible assets at March 31, 2016 was approximately 14.4 years, and the amortization expense for the year ended March 31, 2016 was $18.4 million. At March 31, 2016, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2017	21,236
2018	21,072
2019	21,072
2020	21,072
2021	20,650
Thereafter	197,575
$302,677

Sale of asset
Historically, we received royalty income from the licensing of the name of certain of our brands in geographic areas or markets in which we do not directly compete. We have had a royalty agreement for our Comet brand for several years, which included an option on behalf of the licensee to purchase the rights in certain geographic areas and markets in perpetuity. In December 2014, we amended the agreement to allow the licensee to buy out a portion of the agreement early, but retaining the remaining stream of royalty payments. In December 2014, in connection with this amendment, we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee and received $10.0 million as a partial early buyout. As a result, we recorded a gain on sale of $1.3 million, and reduced the carrying value of our intangible assets and goodwill. The licensee will continue to make quarterly payments at least through June 30, 2016 of approximately $1.0 million. The licensee has the option to purchase (which we expect the licensee will elect to exercise such option) the remaining territories and markets, as defined in the agreement, at any time after July 1, 2016.

8. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2016	2015
Accrued marketing costs	$26,373	$16,903
Accrued compensation costs	9,574	8,840
Accrued broker commissions	1,497	1,134
Income taxes payable	3,675	2,642
Accrued professional fees	1,787	2,769
Deferred rent	836	1,021
Accrued production costs	3,324	5,610
Accrued lease termination costs	448	669
Income tax related payable	6,354	—
Other accrued liabilities	5,856	1,360
	$59,724	$40,948

9. Long-Term Debt

2012 Senior Notes:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") issued $250.0 million of senior unsecured notes at par value, with an interest rate of 8.125% and a maturity date of February 1, 2020 (the "2012 Senior Notes"). The Borrower could earlier redeem some or all of the 2012 Senior Notes at redemption prices set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes were guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees were joint and several. There were no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2012 Senior Notes offering, we incurred $12.6 million of costs, which were capitalized as deferred financing costs and were being amortized over the term of the 2012 Senior Notes. As of March 31, 2016, there were no outstanding balances as the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of the balances associated with the 2012 Senior Notes.

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower also entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, we entered into Amendment No. 1 (the "Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under the Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans would have matured on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.

On September 3, 2014, we entered into Amendment No. 2 ("Term Loan Amendment No. 2") to the 2012 Term Loan. Term Loan Amendment No. 2 provides for (i) the creation of a new class of Term B-2 Loans under the 2012 Term Loan (the "Term B-2 Loans") in an aggregate principal amount of $720.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on (x) the Term B-1 Loans that was based, at our option, on a LIBOR rate plus a margin of 3.125% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin, and (y) the Term B-2 Loans that was based, at our option, on a LIBOR rate plus a margin of 3.50% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin (with a margin step-down to 3.25% per annum, based upon achievement of a specified secured net leverage ratio).

Also, on September 3, 2014, the Borrower entered into ABL Amendment No. 3. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The initial applicable margin for borrowings under the 2012 ABL Revolver is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 (the "Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) an interest rate on the Term B-3 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate, with a floor of 1.75%, plus a margin. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the year ended March 31, 2016, the average interest rate on the 2012 Term Loan was 4.4%.

Under the 2012 Term Loan, the Borrower was originally required to make quarterly payments each equal to 0.25% of the original principal amount of the 2012 Term Loan, with the balance expected to be due on the seventh anniversary of the closing date. However, since the Borrower has previously made significant optional payments that exceeded all of our required quarterly payments, the Borrower will not be required to make another payment until the maturity date of March 31, 2019.

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.1%.
In connection with the Bridge Credit Agreement (discussed below) and DenTek acquisition on February 5, 2016, we entered into Amendment No. 5 (the “ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspends certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that is 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets are included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company receives net proceeds from an offering of debt securities.

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

2016 Bridge Term Loans:
On February 4, 2016, Prestige Brands Holdings, Inc. and the Borrower, entered into a bridge credit agreement. The Bridge Credit Agreement provides for term loans in an aggregate principal amount of $80.0 million (the “Bridge Term Loans”), at an applicable interest rate margin equal to (i) for the period beginning on the closing date and ending on the 179th day following the closing date, 4.75% for Eurocurrency rate loans and 3.75% for base rate loans, (ii) for the period from and including the 180th day following the closing date and ending on the 269th day following the closing date, 5.00% for Eurocurrency rate loans and 4.00% for base rate loans, and (iii) for the period from and after the 270th day following the closing date, 5.25% for Eurocurrency rate loans and 4.25% for base rate loans. The Bridge Term Loans would have matured on February 2, 2017. The proceeds were used to partially fund the acquisition of DenTek. However, as of March 31, 2016, there were no outstanding balances as the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of these Bridge Term Loans on February 19, 2016. In connection with the repayment of the Bridge Loan on February 19, 2016, we expensed $1.9 million of unamortized debt issuance costs which were classified as interest expense.

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “2016 Senior Notes”), pursuant to a purchase agreement, dated February 16, 2016, among the Borrower, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The 2016 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the Guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2016 Senior Notes offering, we incurred $5.5 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2016 Senior Notes. The proceeds were used to redeem the 2012 Senior Notes and repay the Bridge Term Loans that were utilized to partially fund the acquisition of DenTek.

The 2016 Senior Notes were issued pursuant to an indenture, dated February 19, 2016 (the “Indenture”). The Indenture provides, among other things, that interest will be payable on the 2016 Senior Notes on March 1 and September 1 of each year, beginning on September 1, 2016, until their maturity date of March 1, 2024. The 2016 Senior Notes are senior unsecured obligations of the Borrower.

Redemptions and Restrictions:
On February 19, 2016, the Company used the net proceeds from the 2016 Senior Notes issuance to redeem all of the 2012 Senior Notes at a redemption price equal to 104.063%, plus accrued and unpaid interest, and repay all of the Bridge Term Loans.

At any time prior to December 15, 2016, have the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have have the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we have to the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2013 Senior Notes, the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The Borrower has the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Borrower may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest, if any. In addition, before March 1, 2019, the Borrower may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control (as defined in the Indenture), the Borrower will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At March 31, 2016, we were in compliance with the covenants under our long-term indebtedness.

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

At March 31, 2016, we had an aggregate of $1.3 million of unamortized debt costs related to the 2012 ABL Revolver, and $27.2 million of unamortized debt costs, the total of which is comprised of $5.4 million related to the 2013 Senior Notes, $5.4 million related to the 2016 Senior Notes, and $16.4 million related to the 2012 Term Loan.

At March 31, 2015 we had an aggregate of $1.2 million of unamortized debt costs related to the 2012 ABL Revolver, and $32.3 million of unamortized debts costs, the total of which is comprised of $8.7 million related to the 2012 Senior Notes, $6.2 million related to the 2013 Senior Notes, and $17.4 million related to the 2012 Term Loan.

At March 31, 2016, we had $85.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $37.9 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2016	March 31, 2015
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	350,000	—
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Senior Notes bearing interest at 8.125%, with interest payable on February 1 and August 1 of each year. The 2012 Senior Notes mature on February 1, 2020.	—	250,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	817,500	877,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	85,000	66,100
Total long-term debt (including current portion)	1,652,500	1,593,600
Current portion of long-term debt	—	—
Long-term debt	1,652,500	1,593,600
Less: unamortized debt costs	(27,191)	(32,327)
Long-term debt, net	$1,625,309	$1,561,273

As of March 31, 2016, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2013 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2017	$—
2018	—
2019	—
2020	5,494
2021	93,525
Thereafter	1,553,481
$1,652,500

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Senior Notes, the Term B-3 loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at March 31, 2016 and 2015).

	March 31, 2016		March 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$363,125	$—	$—
2013 Senior Notes	400,000	408,000	400,000	405,000
2012 Senior Notes	—	—	250,000	268,100
Term B-3 Loans	817,500	818,522	877,500	880,500
2012 ABL Revolver	85,000	85,000	66,100	65,700

At March 31, 2016 and 2015, we did not have any assets or liabilities measured in Level 1 or 3. During 2016, 2015 and 2014, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

11. Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2016.

Pursuant to the provisions of various employee restricted stock awards, we repurchased 40,316 shares and 59,933 shares of restricted common stock from our employees during the years ended March 31, 2016 and 2015, respectively. The repurchases during the years ended March 31, 2016 and 2015 were at an average price of $41.80 and $34.16, respectively. All of the repurchased shares have been recorded as treasury stock.

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

	Year Ended March 31,
(In thousands, except per share data)	2016	2015	2014
Numerator
Net income	$99,907	$78,260	$72,615

Denominator
Denominator for basic earnings per share- weighted average shares outstanding	52,754	52,170	51,641
Dilutive effect of unvested restricted stock units and options issued to employees and directors	389	500	708
Denominator for diluted earnings per share	53,143	52,670	52,349

Earnings per Common Share:
Basic net earnings per share	$1.89	$1.50	$1.41

Diluted net earnings per share	$1.88	$1.49	$1.39

For 2016, 2015, and 2014 there were less than 0.1 million, 0.3 million, and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

13. Share-Based Compensation

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

During 2016, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $10.0 million and $3.5 million, respectively.

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

On October 28, 2015, we announced that David S. Marberger has been appointed as Chief Financial Officer of the Company, effective November 10, 2015. In connection with Mr. Marberger’s appointment as Chief Financial Officer, on October 28, 2015, the Company entered into an employment agreement with Mr. Marberger, which sets forth the terms of his compensation as approved by the Compensation Committee of the Board of Directors. In accordance with the terms of his employment agreement, on October 28, 2015, the Company granted to Mr. Marberger 6,612 shares of restricted stock units and stock options to acquire 8,079 shares of our common stock under the Plan. The restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $50.42 per share, which is equal to the closing price of our common stock on the date of grant.

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

The fair value of the restricted stock units is determined using the closing price of our common stock on the day of the grant. The weighted-average grant-date fair value during 2016, 2015, and 2014 was $42.41, $33.33 and $30.19, respectively.

A summary of the Company’s restricted shares granted under the Plan is presented below:

Restricted Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Vested and Nonvested at March 31, 2013	421.3	$11.01

Granted	126.6	30.19
Vested and issued	(104.8)	9.98
Forfeited	(5.6)	15.11
Vested and nonvested at March 31, 2014	437.5	16.76
Vested at March 31, 2014	69.6	9.34

Granted	106.9	33.33
Vested and issued	(154.4)	13.37
Forfeited	(27.7)	21.45
Vested and nonvested at March 31, 2015	362.3	22.74
Vested at March 31, 2015	76.6	11.62

Granted	266.1	42.41
Vested and issued	(155.6)	18.31
Forfeited	(5.0)	39.61
Vested and nonvested at March 31, 2016	467.8	35.22
Vested at March 31, 2016	69.8	14.76

Options
The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan. Termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination of employment, subject to the terms of the Plan.

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

The weighted-average grant-date fair values of the options granted during 2016, 2015, and 2014 were $17.24, $15.95, and $13.94, respectively.

	Year Ended March 31,
	2016	2015	2014
Expected volatility	40.2%	47.3%	48.0%
Expected dividends	—	—	—
Expected term in years	6.0	6.0	6.0
Risk-free rate	1.7%	2.2%	1.3%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2013	1,386.4	$10.43

Granted	227.7	29.94
Exercised	(605.0)	9.76
Forfeited or expired	(14.2)	14.56
Outstanding at March 31, 2014	994.9	15.24

Granted	317.9	33.54
Exercised	(386.3)	10.24
Forfeited or expired	(55.3)	26.77
Outstanding at March 31, 2015	871.2	23.40

Granted	208.2	42.13
Exercised	(348.0)	19.22
Forfeited or expired	(3.7)	35.72
Outstanding at March 31, 2016	727.7	30.70	7.6	$16,512
Exercisable at March 31, 2016	308.4	21.75	6.5	9,756

The aggregate intrinsic value of options exercised during 2016, 2015 and 2014 was $8.6 million, $9.3 million and $14.0 million, respectively.

At March 31, 2016, there were $10.1 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 years.  The total fair value of options and restricted shares vested during 2016, 2015, and 2014 was $7.0 million, $4.7 million and $3.4 million, respectively.  Cash received from the exercise of stock options was $6.7 million during 2016, and we realized $2.1 million in tax benefits for the tax deductions resulting from option exercises in 2016. Cash received from the exercise of stock options was $4.0 million during 2015, and we realized $2.2 million in tax benefits for the tax deductions resulting from option exercises in 2015. Cash received from the exercise of stock options was $5.9 million during 2014, and we realized $1.7 million in tax benefits for the tax deductions from option exercises in 2014. At March 31, 2016, there were 2.6 million shares available for issuance under the Plan.

14.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2016 and 2015:

	March 31,	March 31,
(In thousands)	2016	2015
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(23,525)	$(23,412)
Accumulated other comprehensive loss, net of tax	$(23,525)	$(23,412)

15. Income Taxes

Income before income taxes consists of the following:

	Year Ended March 31,
	2016	2015	2014
(In thousands)
United States	$142,253	$122,588	$98,786
Foreign	14,932	4,870	2,962
	$157,185	$127,458	$101,748

The provision for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2016	2015	2014
Current
Federal	$6,080	$13,066	$7,801
State	1,171	760	625
Foreign	3,905	3,228	1,675
Deferred
Federal	44,787	31,012	27,045
State	1,678	1,162	(7,879)
Foreign	(343)	(30)	(134)
Total provision for income taxes	$57,278	$49,198	$29,133

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2016	2015
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$5,083	$4,106
Inventory capitalization	1,838	1,550
Inventory reserves	1,367	1,495
Net operating loss carryforwards	12,350	23,800
State income taxes	10,293	7,557
Accrued liabilities	2,162	619
Stock compensation	4,411	3,517
Other	300	834
Total deferred tax assets	37,804	43,478

Deferred Tax Liabilities
Property and equipment	(833)	(1,143)
Intangible assets	(496,485)	(385,807)
Total deferred tax liabilities	(497,318)	(386,950)

Net deferred tax liability	$(459,514)	$(343,472)

At March 31, 2016, a 100% owned subsidiary of the Company had a net operating loss carryforward of approximately $32.0 million ($11.2 million, tax effected), which may be used to offset future taxable income of the consolidated group and begins to expire in 2025. The Company expects to fully utilize the loss carryover before it expires.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $33.0 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2016		2015		2014
(In thousands)		%		%		%
Income tax provision at statutory rate	$55,015	35.0	$44,610	35.0	$35,612	35.0
Foreign tax benefit	(2,894)	(1.8)	(2,019)	(1.6)	(918)	(0.9)
State income taxes, net of federal income tax benefit	3,284	2.0	2,865	2.3	2,004	2.0
Decrease in net deferred tax liability resulting from a change in the effective state tax rate	—	—	—	—	(8,892)	(8.7)
Goodwill adjustment for sale of asset	—	—	206	0.2	—	—
Nondeductible transaction costs	1,071	0.7	2,936	2.3	—	—
Nondeductible compensation	758	0.5	566	0.4	1,011	1.0
Other	44	—	34	—	316	0.3
Total provision for income taxes	$57,278	36.4	$49,198	38.6	$29,133	28.7

Uncertain tax liability activity is as follows:

	2016	2015	2014
(In thousands)
Balance – beginning of year	$3,420	$1,236	$1,016
Additions based on tax positions related to the current year	664	2,229	360
Reductions based on lapse of statute of limitations	—	(45)	(140)
Balance – end of year	$4,084	$3,420	$1,236

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We did not incur any material interest or penalties related to income taxes in 2014, 2015 or 2016. The amount of unrecognized tax benefits at March 31, 2016, 2015, and 2014 was $4.1 million, $3.4 million, and $1.2 million, respectively, which would reduce the effective tax rate by 2.6%, 2.7%, and 1.2%, respectively, if recognized. We do not anticipate any events or circumstances that would cause a significant change to these uncertainties during 2017. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2013 forward.

The Company does not provide for United States income taxes on the undistributed earnings of foreign subsidiaries, which are intended to be indefinitely reinvested in operations outside of the United States. As of March 31, 2016, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $27.8 million. As of March 31, 2016, the amount of unrecognized deferred tax liability related to these earnings is estimated to be $2.2 million.

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

Lease Commitments
We have operating leases for office facilities and equipment, including New York, Wyoming, and other locations, which expire at various dates through fiscal 2021. These amounts have been included in the table below.

The following summarizes future minimum lease payments for our operating leases (a):

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2017	$1,923	$77	$2,000
2018	1,934	—	1,934
2019	1,926	—	1,926
2020	1,757	—	1,757
2021	817	—	817
	$8,357	$77	$8,434
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.2 million due in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

	Year ending March 31,
(In thousands)	2016	2015
Minimum lease payments	$8,434	$9,957
Less: Sublease rentals	(1,165)	(1,401)
	$7,269	$8,556

Rent expense was $1.8 million, $1.6 million, and $1.5 million for 2016, 2015, and 2014, respectively.

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

(In thousands)
Year Ending March 31,
2017	1,044
2018	1,013
2019	982
2020	560
2021	—
Thereafter	—
$3,599

17. Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and dollar and club stores.  During 2016, 2015, and 2014, approximately 41.9%, 38.2%, and 38.3%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2016, 2015, and 2014, Walmart accounted for approximately 20.2%, 18.1%, and 19.5%, respectively, of our gross revenues.  Our next largest customer accounted for approximately 9.6% of our gross revenues during 2016. At March 31, 2016, approximately 24.7% and 10.4% of accounts receivable were owed by Walmart and Walgreens, respectively.

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

At March 31, 2016, we had relationships with 119 third-party manufacturers.  Of those, we had long-term contracts with 55 manufacturers that produced items that accounted for approximately 79.9% of our gross sales for 2016, compared to 44 manufacturers with long-term contracts that accounted for approximately 82.9% of gross sales in 2015.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement which could have a material adverse effect on our business.

18. Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of FASB ASC 280. Our current reportable segments consist of (i) North American OTC Healthcare, (ii) International OTC Healthcare and (iii) Household Cleaning. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and promotional expenses.

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$660,518	$57,670	$87,561	$805,749
Elimination of intersegment revenues	(2,661)	—	—	(2,661)
Third-party segment revenues	657,857	57,670	87,561	803,088
Other revenues*	14	43	3,102	3,159
Total segment revenues	657,871	57,713	90,663	806,247
Cost of sales	250,018	21,676	67,342	339,036
Gross profit	407,853	36,037	23,321	467,211
Advertising and promotion	97,393	11,114	2,295	110,802
Contribution margin	$310,460	$24,923	$21,026	356,409
Other operating expenses				96,094
Operating income				260,315
Other expense				103,130
Income before income taxes				157,185
Provision for income taxes				57,278
Net income				$99,907

	Year Ended March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$569,643	$57,729	$86,085	$713,457
Elimination of intersegment revenues	(3,387)	—	—	(3,387)
Third-party segment revenues	566,256	57,729	86,085	710,070
Other revenues	637	64	3,852	4,553
Total segment revenues	566,893	57,793	89,937	714,623
Cost of sales	216,781	22,820	68,799	308,400
Gross profit	350,112	34,973	21,138	406,223
Advertising and promotion	86,897	10,922	1,832	99,651
Contribution margin	$263,215	$24,051	$19,306	306,572
Other operating expenses				99,013
Operating income				207,559
Other expense				80,101
Income before income taxes				127,458
Provision for income taxes				49,198
Net income				$78,260

	Year Ended March 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues*	$485,323	$26,687	$83,629	$595,639
Elimination of intersegment revenues	(3,185)	—	—	(3,185)
Third-party segment revenues	482,138	26,687	83,629	592,454
Other revenues	749	42	4,136	4,927
Total segment revenues	482,887	26,729	87,765	597,381
Cost of sales	184,796	12,646	64,388	261,830
Gross profit	298,091	14,083	23,377	335,551
Advertising and promotion	77,083	5,264	2,621	84,968
Contribution margin	$221,008	$8,819	$20,756	250,583
Other operating expenses				61,967
Operating income				188,616
Other expense				86,868
Income before income taxes				101,748
Provision for income taxes				29,133
Net income				$72,615

*Certain immaterial amounts relating to intersegment revenues and other revenues were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$117,337	$2,128	$—	$119,465
Cough & Cold	100,148	16,422	—	116,570
Women's Health	132,184	2,982	—	135,166
Gastrointestinal	74,568	20,019	—	94,587
Eye & Ear Care	95,515	11,983	—	107,498
Dermatologicals	82,941	2,133	—	85,074
Oral Care	49,099	2,026	—	51,125
Other OTC	6,079	20	—	6,099
Household Cleaning	—	—	90,663	90,663
Total segment revenues	$657,871	$57,713	$90,663	$806,247

	Year Ended March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$111,954	$2,597	$—	$114,551
Cough & Cold	103,686	18,080	—	121,766
Women's Health	71,506	2,261	—	73,767
Gastrointestinal	77,596	19,372	—	96,968
Eye & Ear Care	85,236	12,689	—	97,925
Dermatologicals	64,806	2,289	—	67,095
Oral Care	45,916	483	—	46,399
Other OTC	6,193	22	—	6,215
Household Cleaning	—	—	89,937	89,937
Total segment revenues	$566,893	$57,793	$89,937	$714,623

	Year Ended March 31, 2014
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$108,101	$1,883	$—	$109,984
Cough & Cold	100,060	13,365	—	113,425
Women's Health	1,960	1,835	—	3,795
Gastrointestinal	81,469	838	—	82,307
Eye & Ear Care	78,753	6,738	—	85,491
Dermatologicals	56,436	1,655	—	58,091
Oral Care	47,900	413	—	48,313
Other OTC	8,208	2	—	8,210
Household Cleaning	—	—	87,765	87,765
Total segment revenues	$482,887	$26,729	$87,765	$597,381

During fiscal 2016, 2015, and 2014, approximately 87.4%, 85.2%, and 86.9%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of total segment revenues in any of the periods presented.  During fiscal 2016, 2015, and 2014, our Canada sales accounted for approximately 5.2%, 5.9%, and 7.7%, respectively, of our total segment revenues. During fiscal 2016, 2015 and 2014, our Australia sales accounted for approximately 5.6%, 6.9% and 3.0%, respectively, of our total segment revenues.

At March 31, 2016 and 2015, approximately 95.9% and 95.6%, respectively, of our consolidated goodwill and intangible assets were located in the United States and approximately 4.1% and 4.4%, respectively,were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets
Indefinite-lived	1,823,873	85,901	110,272	2,020,046
Finite-lived	277,762	2,237	22,678	302,677
Intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total	$2,432,250	$110,914	$139,750	$2,682,914

March 31, 2015 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$263,411	$20,440	$6,800	$290,651

Intangible assets
Indefinite-lived	1,676,991	86,141	110,272	1,873,404
Finite-lived	235,642	1,231	24,423	261,296
Intangible assets, net	1,912,633	87,372	134,695	2,134,700
Total	$2,176,044	$107,812	$141,495	$2,425,351

19. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2016 and 2015 is as follows:

Year Ended March 31, 2016

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total revenues	$192,132	$206,065	$200,195	$207,855
Cost of sales (exclusive of depreciation shown below)	79,896	86,125	83,411	89,604
Gross profit	112,236	119,940	116,784	118,251

Operating expenses
Advertising and promotion	26,422	27,893	29,935	26,552
General and administrative	17,589	16,462	18,135	20,232
Depreciation and amortization	5,720	5,687	6,071	6,198
	49,731	50,042	54,141	52,982
Operating income	62,505	69,898	62,643	65,269
Net interest expense	21,884	20,667	19,462	23,147
Loss on extinguishment of debt	451	—	—	17,519
Income before income taxes	40,170	49,231	43,181	24,603
Provision for income taxes	13,997	17,428	15,186	10,667
Net income	$26,173	$31,803	$27,995	$13,936

Earnings per share:
Basic	$0.50	$0.60	$0.53	$0.26
Diluted	$0.49	$0.60	$0.53	$0.26

Weighted average shares outstanding:
Basic	52,548	52,803	52,824	52,833
Diluted	52,958	53,151	53,203	53,252

Comprehensive income, net of tax:
Currency translation adjustments	(405)	(11,079)	4,922	6,449
Total other comprehensive income (loss)	(405)	(11,079)	4,922	6,449
Comprehensive income	$25,768	$20,724	$32,917	$20,385

Year Ended March 31, 2015

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total revenues	$145,702	$181,269	$197,606	$190,046
Cost of sales (exclusive of depreciation shown below)	63,836	78,727	85,861	79,976
Gross profit	81,866	102,542	111,745	110,070

Operating expenses
Advertising and promotion	19,096	25,044	30,144	25,367
General and administrative	17,006	27,128	19,454	17,685
Depreciation and amortization	2,961	3,852	5,154	5,773
	39,063	56,024	54,752	48,825
Operating income	42,803	46,518	56,993	61,245
Net interest expense	14,653	18,193	24,592	23,796
Gain on settlement	—	—	(1,133)	—
Income before income taxes	28,150	28,325	33,534	37,449
Provision for income taxes	11,418	11,862	12,241	13,677
Net income	$16,732	$16,463	$21,293	$23,772

Earnings per share:
Basic	$0.32	$0.32	$0.41	$0.45
Diluted	$0.32	$0.31	$0.40	$0.45

Weighted average shares outstanding:
Basic	51,956	52,088	52,278	52,356
Diluted	52,533	52,594	52,730	52,821

Comprehensive income, net of tax:
Currency translation adjustments	2,726	(10,830)	(8,779)	(7,268)
Total other comprehensive income (loss)	2,726	(10,830)	(8,779)	(7,268)
Comprehensive income	$19,458	$5,633	$12,514	$16,504

20. Condensed Consolidating Financial Statements

As described in Note 9, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, has fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2016 Senior Notes and the 2013 Senior Notes, including the obligation to pay principal and interest with respect to the 2016 Senior Notes and the 2013 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2016 Senior Notes and the 2013 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., The Cutex Company, The Spic and Span Company, Blacksmith Brands, Inc., Insight Pharmaceuticals Corporation, Insight Pharmaceuticals, LLC, Practical Health Products, Inc., and DenTek Holdings, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2016 Senior Notes and the 2013 Senior Notes. Although holders of the 2016 Senior Notes and the 2013 Senior Notes will be direct creditors of the guarantors of the 2016 Senior Notes and the 2013 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2016 Senior Notes or the 2013 Senior Notes, and such subsidiaries will not be obligated with respect to the 2016 Senior Notes or the 2013 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2016 Senior Notes and the 2013 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of March 31, 2016 and 2015 and Condensed Consolidating Income and Comprehensive Income Statements and Condensed Consolidating Statements of Cash Flows for each year in the three year period ended March 31, 2016. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the Issuer or the Borrower,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in our 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$111,747	$643,330	$50,672	$(2,661)	$803,088
Other revenues	—	347	3,116	1,776	(2,080)	3,159
Total revenues	—	112,094	646,446	52,448	(4,741)	806,247

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	45,763	280,169	18,459	(5,355)	339,036
Gross profit	—	66,331	366,277	33,989	614	467,211

Operating Expenses
Advertising and promotion	—	9,465	90,353	10,984	—	110,802
General and administrative	5,737	9,098	51,198	6,385	—	72,418
Depreciation and amortization	4,050	594	18,617	415	—	23,676
Total operating expenses	9,787	19,157	160,168	17,784	—	206,896
Operating income (loss)	(9,787)	47,174	206,109	16,205	614	260,315

Other (income) expense
Interest income	(48,342)	(85,882)	(5,087)	(531)	139,680	(162)
Interest expense	34,553	84,822	100,540	5,087	(139,680)	85,322
Loss on extinguishment of debt	—	17,970	—	—	—	17,970
Equity in (income) loss of subsidiaries	(98,803)	(70,953)	(8,564)	—	178,320	—
Total other (income) expense	(112,592)	(54,043)	86,889	4,556	178,320	103,130
Income (loss) before income taxes	102,805	101,217	119,220	11,649	(177,706)	157,185
Provision for income taxes	2,898	11,016	40,279	3,085	—	57,278
Net income (loss)	$99,907	$90,201	$78,941	$8,564	$(177,706)	$99,907

Comprehensive income, net of tax:
Currency translation adjustments	(113)	(113)	(113)	(113)	339	(113)
Total other comprehensive income (loss)	(113)	(113)	(113)	(113)	339	(113)
Comprehensive income (loss)	$99,794	$90,088	$78,828	$8,451	$(177,367)	$99,794

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$106,439	$555,388	$51,630	$(3,387)	$710,070
Other revenues	—	385	4,452	1,497	(1,781)	4,553
Total revenues	—	106,824	559,840	53,127	(5,168)	714,623

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	39,637	254,670	19,127	(5,034)	308,400
Gross profit	—	67,187	305,170	34,000	(134)	406,223

Operating Expenses
Advertising and promotion	—	8,828	79,944	10,879	—	99,651
General and administrative	4,571	9,090	55,209	12,403	—	81,273
Depreciation and amortization	3,381	592	12,752	1,015	—	17,740
Total operating expenses	7,952	18,510	147,905	24,297	—	198,664
Operating income (loss)	(7,952)	48,677	157,265	9,703	(134)	207,559

Other (income) expense
Interest income	(48,543)	(73,755)	(5,373)	(456)	128,035	(92)
Interest expense	34,198	81,326	88,464	5,373	(128,035)	81,326
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in (income) loss of subsidiaries	(76,383)	(51,573)	(2,013)	—	129,969	—
Total other expense (income)	(90,728)	(44,002)	79,945	4,917	129,969	80,101
Income (loss) before income taxes	82,776	92,679	77,320	4,786	(130,103)	127,458
Provision for income taxes	4,516	14,798	27,111	2,773	—	49,198
Net income (loss)	$78,260	$77,881	$50,209	$2,013	$(130,103)	$78,260

Comprehensive income, net of tax:
Currency translation adjustments	(24,151)	(24,151)	(24,151)	(24,151)	72,453	(24,151)
Total other comprehensive income (loss)	(24,151)	(24,151)	(24,151)	(24,151)	72,453	(24,151)
Comprehensive income (loss)	$54,109	$53,730	$26,058	$(22,138)	$(57,650)	$54,109

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$97,509	$474,338	$23,286	$(2,679)	$592,454
Other revenues	—	295	4,886	1,639	(1,893)	4,927
Total revenues	—	97,804	479,224	24,925	(4,572)	597,381

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	37,272	218,692	9,428	(3,562)	261,830
Gross profit	—	60,532	260,532	15,497	(1,010)	335,551

Operating Expenses
Advertising and promotion	—	10,223	69,583	5,162	—	84,968
General and administrative	3,140	8,026	34,469	2,846	—	48,481
Depreciation and amortization	2,994	577	9,715	200	—	13,486
Total operating expenses	6,134	18,826	113,767	8,208	—	146,935
Operating Income (loss)	(6,134)	41,706	146,765	7,289	(1,010)	188,616

Other (income) expense
Interest income	(48,730)	(57,446)	(2,327)	(382)	108,825	(60)
Interest expense	34,436	68,642	72,064	2,325	(108,825)	68,642
Loss on extinguishment of debt	—	18,286	—	—	—	18,286
Equity in (income) loss of subsidiaries	(66,739)	(53,836)	(4,052)	—	124,627	—
Total other expense (income)	(81,033)	(24,354)	65,685	1,943	124,627	86,868
Income (loss) before income taxes	74,899	66,060	81,080	5,346	(125,637)	101,748
Provision for income taxes	2,284	3,500	22,055	1,294	—	29,133
Net income (loss)	$72,615	$62,560	$59,025	$4,052	$(125,637)	$72,615

Comprehensive income, net of tax:
Currency translation adjustments	843	843	843	843	(2,529)	843
Total other comprehensive income (loss)	843	843	843	843	(2,529)	843
Comprehensive income (loss)	$73,458	$63,403	$59,868	$4,895	$(128,166)	$73,458

Condensed Consolidating Balance Sheet
March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,440	$—	$2,899	$19,891	$—	$27,230
Accounts receivable, net	—	12,025	74,446	8,776	—	95,247
Inventories	—	9,411	72,296	10,088	(532)	91,263
Deferred income tax assets	316	681	8,293	818	—	10,108
Prepaid expenses and other current assets	15,311	257	8,379	1,218	—	25,165
Total current assets	20,067	22,374	166,313	40,791	(532)	249,013

Property and equipment, net	9,166	210	5,528	636	—	15,540
Goodwill	—	66,007	271,409	22,775	—	360,191
Intangible assets, net	—	191,789	2,042,640	88,294	—	2,322,723
Other long-term assets	—	1,324	—	—	—	1,324
Intercompany receivables	1,457,011	2,703,192	1,083,488	10,738	(5,254,429)	—
Investment in subsidiary	1,641,477	1,527,718	81,545		(3,250,740)	—
Total Assets	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,914	$7,643	$24,437	$3,302	$—	$38,296
Accrued interest payable	—	8,664	—	—	—	8,664
Other accrued liabilities	12,285	1,714	38,734	6,991	—	59,724
Total current liabilities	15,199	18,021	63,171	10,293	—	106,684

Long-term debt
Principal amount	—	1,652,500	—	—	—	1,652,500
Less unamortized debt costs	—	(27,191)	—	—	—	(27,191)
Long-term debt, net	—	1,625,309	—	—	—	1,625,309

Deferred income tax liabilities	—	60,317	408,893	412	—	469,622
Other long-term liabilities	—	—	2,682	158	—	2,840
Intercompany payables	2,368,186	1,241,084	1,570,265	74,894	(5,254,429)	—
Total Liabilities	2,383,385	2,944,731	2,045,011	85,757	(5,254,429)	2,204,455

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	445,182	1,280,947	1,359,921	78,774	(2,719,642)	445,182
Treasury stock, at cost	(5,163)	—	—	—	—	(5,163)
Accumulated other comprehensive income (loss), net of tax	(23,525)	(23,525)	(23,525)	(23,525)	70,575	(23,525)
Retained earnings (accumulated deficit)	327,312	310,461	269,516	22,228	(602,205)	327,312
Total Stockholders' Equity	744,336	1,567,883	1,605,912	77,477	(3,251,272)	744,336
Total Liabilities and Stockholders' Equity	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Condensed Consolidating Balance Sheet
March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,387	$—	$—	$9,931	$—	$21,318
Accounts receivable, net	—	14,539	66,523	6,796	—	87,858
Inventories	—	8,667	60,297	6,182	(1,146)	74,000
Deferred income tax assets	452	674	6,497	474	—	8,097
Prepaid expenses and other current assets	5,731	141	3,804	758	—	10,434
Total current assets	17,570	24,021	137,121	24,141	(1,146)	201,707

Property and equipment, net	10,726	175	2,207	636	—	13,744
Goodwill	—	66,007	204,205	20,439	—	290,651
Intangible assets, net	—	192,325	1,854,798	87,577	—	2,134,700
Other long-term assets	—	1,165	—	—	—	1,165
Intercompany receivables	1,210,017	2,607,054	668,169	8,764	(4,494,004)	—
Investment in subsidiary	1,545,575	1,228,535	65,564	—	(2,839,674)	—
Total Assets	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,959	$6,829	$32,898	$4,429	$—	$46,115
Accrued interest payable	—	11,974	—	—	—	11,974
Other accrued liabilities	10,378	1,153	25,795	3,622	—	40,948
Total current liabilities	12,337	19,956	58,693	8,051	—	99,037

Long-term debt
Principal amount	—	1,593,600	—	—	—	1,593,600
Less unamortized debt costs	—	(32,327)	—	—	—	(32,327)
Long-term debt, net	—	1,561,273	—	—	—	1,561,273

Deferred income tax liabilities	—	59,038	292,504	27	—	351,569
Other long-term liabilities	—	—	2,293	171	—	2,464
Intercompany payables	2,143,927	1,001,219	1,279,833	69,025	(4,494,004)	—
Total Liabilities	2,156,264	2,641,486	1,633,323	77,274	(4,494,004)	2,014,343

Stockholders' Equity
Common Stock	525	—	—	—	—	525
Additional paid-in capital	426,584	1,280,948	1,131,578	74,031	(2,486,557)	426,584
Treasury stock, at cost	(3,478)	—	—	—	—	(3,478)
Accumulated other comprehensive income (loss), net of tax	(23,412)	(23,412)	(23,412)	(23,412)	70,236	(23,412)
Retained earnings (accumulated deficit)	227,405	220,260	190,575	13,664	(424,499)	227,405
Total Stockholders' Equity	627,624	1,477,796	1,298,741	64,283	(2,840,820)	627,624
Total Liabilities and Stockholders’ Equity	$2,783,888	$4,119,282	$2,932,064	$141,557	$(7,334,824)	$2,641,967

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$99,907	$90,201	$78,941	$8,564	$(177,706)	$99,907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,050	594	18,617	415	—	23,676
Deferred income taxes	136	1,272	45,070	(326)	—	46,152
Long term income taxes payable	—	—	(332)	—	—	(332)
Amortization of debt origination costs	—	8,994	—	—	—	8,994
Stock-based compensation costs	9,794	—	—	160	—	9,954
Loss on extinguishment of debt	—	17,970	—	—	—	17,970
Premium payment on 2012 Senior Notes	—	(10,158)	—	—	—	(10,158)
(Gain) loss on sale or disposal of property and equipment	—	—	1	(36)	—	(35)
Equity in income of subsidiaries	(98,803)	(70,953)	(8,564)	—	178,320	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	2,514	(388)	(302)	—	1,824
Inventories	—	(744)	213	(1,860)	(614)	(3,005)
Prepaid expenses and other current assets	(9,580)	(116)	1,977	(202)	—	(7,921)
Accounts payable	929	814	(11,284)	(1,807)	—	(11,348)
Accrued liabilities	1,907	(2,749)	(1,943)	1,457	—	(1,328)
Net cash provided by operating activities	8,340	37,639	122,308	6,063	—	174,350

Investing Activities
Purchases of property and equipment	(2,460)	(93)	(521)	(494)	—	(3,568)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	—	—	7,237	—	—	7,237
Acquisition of DenTek, less cash acquired	—	—	(226,984)	—	—	(226,984)
Intercompany activity, net	—	(228,343)	228,343	—	—	—
Net cash (used in) provided by investing activities	(2,460)	(228,436)	8,075	(150)	—	(222,971)

Financing Activities
Proceeds from issuance of 2016 Senior Notes	—	350,000	—	—	—	350,000
Repayment of 2012 Senior Notes	—	(250,000)	—	—	—	(250,000)
Borrowings under Bridge term loans	—	80,000	—	—	—	80,000
Repayments under Bridge term loans	—	(80,000)	—	—	—	(80,000)
Term loan repayments	—	(60,000)	—	—	—	(60,000)
Borrowings under revolving credit agreement	—	115,000	—	—	—	115,000
Repayments under revolving credit agreement	—	(96,100)	—	—	—	(96,100)
Payments of debt origination costs	—	(11,828)	—	—	—	(11,828)
Proceeds from exercise of stock options	6,689	—	—	—	—	6,689
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,960	—	—	—	—	1,960
Fair value of shares surrendered as payment of tax withholding	(2,229)	—	—	—	—	(2,229)
Intercompany activity, net	(19,791)	143,725	(127,484)	3,550	—	—
Net cash provided by (used in) financing activities	(12,827)	190,797	(127,484)	3,550	—	54,036

Effects of exchange rate changes on cash and cash equivalents	—	—	—	497	—	497
Increase (decrease) in cash and cash equivalents	(6,947)	—	2,899	9,960	—	5,912
Cash and cash equivalents - beginning of year	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of year	$4,440	$—	$2,899	$19,891	$—	$27,230

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$78,260	$77,881	$50,209	$2,013	$(130,103)	$78,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,381	592	12,752	1,015	—	17,740
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Deferred income taxes	(192)	2,462	26,795	(143)	—	28,922
Long-term income taxes payable	—	—	2,294	—	—	2,294
Amortization of debt origination costs	—	8,821	—	—	—	8,821
Stock-based compensation costs	6,918	—	—	—	—	6,918
Lease termination costs	—	—	785	—	—	785
Loss on sale or disposal of equipment	—	—	—	321	—	321
Equity in income of subsidiaries	(76,383)	(51,573)	(2,013)	—	129,969	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	473	(294)	5,146	(3,717)	—	1,608
Inventories	—	5,690	8,981	555	134	15,360
Prepaid expenses and other current assets	2,273	(28)	2,631	(212)	—	4,664
Accounts payable	(2,457)	(829)	(16,734)	2,383	—	(17,637)
Accrued liabilities	2,650	1,384	3,560	1,738	—	9,332
Net cash provided by operating activities	14,923	44,106	93,273	3,953	—	156,255

Investing Activities
Purchases of property and equipment	(5,029)	(119)	(739)	(214)	—	(6,101)
Proceeds from sale of business	—	—	18,500	—	—	18,500
Proceeds from sale of asset	—	—	10,000	—	—	10,000
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(809,157)	731,166	77,991	—	—
Net cash (used in) provided by investing activities	(5,029)	(809,276)	9,261	(214)	—	(805,258)

Financing Activities
Term loan borrowings	—	720,000	—	—	—	720,000
Term loan repayments	—	(130,000)	—	—	—	(130,000)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Payments of debt origination costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	3,954	—	—	—	—	3,954
Proceeds from restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,330	—	—	—	—	1,330
Fair value of shares surrendered as payment of tax withholding	(2,104)	—	—	—	—	(2,104)
Intercompany activity, net	(26,388)	125,142	(102,534)	3,780	—	—
Net cash provided by (used in) financing activities	(23,151)	765,170	(102,534)	3,780	—	643,265

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,275)	—	(1,275)
(Decrease) Increase in cash and cash equivalents	(13,257)	—	—	6,244	—	(7,013)
Cash and cash equivalents - beginning of year	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of year	$11,387	$—	$—	$9,931	$—	$21,318

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2014

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$72,615	$62,560	$59,025	$4,052	$(125,637)	$72,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,994	577	9,715	200	—	13,486
Deferred income taxes	(42)	1,466	17,765	(177)	—	19,012
Amortization of debt origination costs	—	10,512	—	—	—	10,512
Stock-based compensation costs	5,146	—	—	—	—	5,146
Loss on extinguishment of debt	—	18,286	—	—	—	18,286
Premium payment on 2010 Senior Notes	—	(15,527)	—	—	—	(15,527)
Gain on disposal of equipment	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	(66,739)	(53,836)	(4,052)	—	124,627	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(452)	(370)	12,460	(1,903)	—	9,735
Inventories	—	(3,193)	2,165	(2,832)	1,010	(2,850)
Prepaid expenses and other current assets	(3,062)	(20)	711	241	—	(2,130)
Accounts payable	1,815	(2,942)	(4,142)	628	—	(4,641)
Accrued liabilities	(4,966)	(3,835)	(2,664)	(594)	—	(12,059)
Net cash provided by (used in) operating activities	7,309	13,678	90,980	(385)	—	111,582

Investing Activities
Purchases of property and equipment	(2,351)	(119)	(108)	(186)	—	(2,764)
Proceeds from sale of property and equipment	—	—	3	—	—	3
Acquisition of Care Pharmaceuticals, less cash acquired	—	—	—	(55,215)	—	(55,215)
Intercompany activity, net	—	(55,215)	—	55,215	—	—
Net cash used in investing activities	(2,351)	(55,334)	(105)	(186)	—	(57,976)

Financing Activities
Proceeds from issuance of 2013 Senior Notes	—	400,000	—	—	—	400,000
Repayment of 2010 Senior Notes	—	(250,000)	—	—	—	(250,000)
Term loan repayments	—	(157,500)	—	—	—	(157,500)
Borrowings under revolving credit agreement	—	50,000	—	—	—	50,000
Repayment under revolving credit agreement	—	(83,000)	—	—	—	(83,000)
Payments of debt origination costs	—	(7,466)	—	—	—	(7,466)
Proceeds from exercise of stock options	5,907	—	—	—	—	5,907
Excess tax benefits from share-based awards	1,650	—	—	—	—	1,650
Fair value of shares surrendered as payment of tax withholding	(744)	—	—	—	—	(744)
Intercompany activity, net	(1,847)	89,622	(90,875)	3,100	—	—
Net cash (used in) provided by financing activities	4,966	41,656	(90,875)	3,100	—	(41,153)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	208	—	208
Increase in cash and cash equivalents	9,924	—	—	2,737	—	12,661
Cash and cash equivalents - beginning of year	14,720	—	—	950	—	15,670
Cash and cash equivalents - end of year	$24,644	$—	$—	$3,687	$—	$28,331

21. Subsequent Events

Share based compensation:
On May 9, 2016, the Compensation Committee of our Board of Directors granted 51,266 shares of restricted common stock units and stock options to acquire 236,116 shares of our common stock to certain executive officers and employees under the Plan. All of the shares of restricted common stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $57.18 per share, which is equal to the closing price for our common stock on the day of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested restricted common stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2016.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2016 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 67 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have excluded DenTek Holdings, Inc. ("DenTek") from our assessment of internal control over financial reporting as of March 31, 2016, because (i) DenTek was acquired by us in the fourth quarter of 2016 and (ii) DenTek is a wholly-owned subsidiary whose total assets and total revenue represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of the year ended March 31, 2016. We are currently in the process of evaluating and integrating DenTek's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the quarter ended March 31, 2016 in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2016 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item, including Items 402 (b) and 407 (e)(4) and (e)(5) of Regulation S-K, will be contained in the Company’s 2016 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2016 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2016 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2016 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 67 through 117 and page 122) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2016
Consolidated Balance Sheets at March 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2016
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2016
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

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ David S. Marberger
Name:	David S. Marberger
Title:	Chief Financial Officer
Date:	May 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 17, 2016
Ronald M. Lombardi	(Principal Executive Officer)

/s/ DAVID S. MARBERGER	Chief Financial Officer	May 17, 2016
David S. Marberger	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 17, 2016
John E. Byom

/s/ GARY E. COSTLEY	Director	May 17, 2016
Gary E. Costley

/s/ SHEILA A. HOPKINS	Director	May 17, 2016
Sheila A. Hopkins

/s/ CARL J. JOHNSON	Director	May 17, 2016
Carl J. Johnson

/s/ JAMES M. JENNESS	Director	May 17, 2016
James M. Jenness

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense	Deductions	Other		Balance at End of Year
Year Ended March 31, 2016
Reserves for sales returns and allowance	$6,716	$41,217	$(40,085)	$975	(a)	$8,823
Reserves for trade promotions	9,932	62,331	(62,409)	2,787	(a)	12,641
Reserves for consumer coupon redemptions	1,672	6,235	(5,637)	2,053	(a)	4,323
Allowance for doubtful accounts	1,277	(276)	(186)	—		815

Year Ended March 31, 2015
Reserves for sales returns and allowance	7,395	34,598	(35,277)	—		6,716
Reserves for trade promotions	6,101	60,499	(56,668)	—		9,932
Reserves for consumer coupon redemptions	1,742	5,089	(5,159)	—		1,672
Allowance for doubtful accounts	1,035	340	(98)	—		1,277

Year Ended March 31, 2014
Reserves for sales returns and allowance	6,446	38,314	(37,365)	—		7,395
Reserves for trade promotions	8,523	39,967	(42,389)	—		6,101
Reserves for consumer coupon redemptions	4,249	2,755	(5,262)	—		1,742
Allowance for doubtful accounts	863	134	(6)	44		1,035

(a) Reflects the applicable amounts acquired from the purchase of DenTek on February 5, 2016.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Business Sale and Purchase Agreement, dated December 20, 2011, between GlaxoSmithKline LLC, GlaxoSmithKline plc and certain of its affiliates and Prestige Brands Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2011).+†

2.2
Business Sale and Purchase Agreement, dated December 20, 2011 between GlaxoSmithKline LC, GlaxoSmithKline Consumer Healthcare L.P., GlaxoSmithKline plc and Prestige Brands Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011).+†

2.3
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

4.3
Second Supplemental Indenture, dated December 17, 2013 by and among Prestige Brands, Inc. the guarantors party thereto from time to time and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013).+

4.4	Form of 5.375% Senior Note due 2021 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2014).+
4.5
Indenture, dated as of February 19, 2016, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 6.375% Senior Notes due 2024 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2016). +

4.6
First Supplemental Indenture, dated as of April 4, 2016, among DenTek Holdings, Inc. and DenTek Oral Care, Inc., as guaranteeing subsidiaries, Prestige Brands, Inc. and U.S. Bank National Association, as Trustee with respect to the 6.375% Senior Notes due 2024.*

4.7	Form of 6.375% Senior Notes due 2024 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2016). +
10.1
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.2
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013).+

10.3
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement (as amended by Amendment No.1, dated as of February 21, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2015).+

10.4
Amendment No. 3, dated as of May 8, 2015, to the Term Loan Credit Agreement, dated as of December 31, 2012, as amended by Amendment No. 1, dated as of February 21, 2013, and as further amended by Amendment No. 2, dated as of September 3, 2014, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lender from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015).+

10.5
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.6
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.7
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.8
Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013).+

10.9
Amendment No. 3, dated as of September 3, 2014, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014). +

10.10
Amendment No. 4, dated as of June 9, 2015, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013, and that certain Incremental Amendment dated as of September 3, 2014), dated as of January 31, 2012, among Prestige Brands Holdings, Inc., Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).+

10.11
Amendment No. 5 , dated as of February 4, 2016, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2016). +

10.12	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).+
10.13
Amendment to agreement of lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.14
Second Amendment to Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014). +

10.15
Executive Employment Agreement, dated as of April 22, 2015, by and between Prestige Brands Holdings, Inc. and Ronald M. Lombardi (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015)+@

10.16
Executive Employment Agreement, dated as of October 28, 2015, by and between Prestige Brands Holdings, Inc. and David Marberger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015)+@

10.17
Executive Employment Agreement, dated as of August 21, 2006, between Prestige Brands Holdings, Inc. and Jean A. Boyko (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+@

10.18
Executive Employment Agreement, dated as of October 1, 2007, between Prestige Brands Holdings, Inc. and John Parkinson (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+@

10.19
Executive Employment Agreement, dated as of April 19, 2010, between Prestige Brands Holdings, Inc. and Timothy Connors (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+@

10.20
Executive Employment Agreement, dated as of April 1, 2013, between Prestige Brands Holdings, Inc. and Paul Migaki (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013). +@

10.21
Executive Employment Agreement, dated as of February 29, 2012, by and between Prestige Brands Holdings, Inc. and Samuel C. Cowley (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+@

10.22
Executive Employment Agreement, dated as of August 11, 2014, by and between Prestige Brands Holdings, Inc. and Thomas Hochuli (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014)+@

10.23	Executive Employment Agreement, dated as of April 1, 2016, between Prestige Brands Holdings, Inc. and Chris Heye. *@
10.24
Executive Retirement Agreement, dated as of April 22, 2015, by and between Prestige Brands Holdings, Inc. and Matthew M. Mannelly (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015)+@

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
10.31
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008).+†

10.32
First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+†

10.33
Transitional Manufacturing and Supply Agreement, dated January 31, 2012 between Medtech Products Inc. ("MedTech") and GlaxoSmithKline Consumer Healthcare L.P. ("GSK") (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+†

10.34	Amendment No. 1 to Transitional Manufacturing and Supply Agreement, dated as of June 25, 2013 between GSK and Medtech.*
10.35	Amendment No. 2 to Transitional Manufacturing and Supply Agreement, dated as of November 6, 2015, between GSK and Medtech. *
10.36
 Supply Agreement, dated as of July 1, 2012, among Medtech Products Inc. and Pharmacare Limited T/A Aspen Pharmacare (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

10.37	Supply Agreement, dated as of November 16, 2012, among Medtech Products Inc. and BestSweet Inc (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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