Form 10-Q
period 2016-06-30
Prestige Brands Holdings, Inc.
filed 2016-08-04
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒
As of July 29, 2016, there were 52,915,673 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2016	2015
Revenues
Net sales	$208,770	$191,287
Other revenues	805	845
Total revenues	209,575	192,132

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	87,984	79,896
Gross profit	121,591	112,236

Operating Expenses
Advertising and promotion	27,635	26,422
General and administrative	19,457	17,589
Depreciation and amortization	6,832	5,720
Loss on sale of assets	55,453	—
Total operating expenses	109,377	49,731
Operating income	12,214	62,505

Other (income) expense
Interest income	(57)	(27)
Interest expense	21,184	21,911
Loss on extinguishment of debt	—	451
Total other expense	21,127	22,335
(Loss) income before income taxes	(8,913)	40,170
(Benefit) provision for income taxes	(3,382)	13,997
Net (loss) income	$(5,531)	$26,173

(Loss) earnings per share:
Basic	$(0.10)	$0.50
Diluted	$(0.10)	$0.49

Weighted average shares outstanding:
Basic	52,881	52,548
Diluted	52,881	52,958

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(5,824)	(405)
Total other comprehensive loss	(5,824)	(405)
Comprehensive (loss) income	$(11,355)	$25,768
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$28,877	$27,230
Accounts receivable, net	88,437	95,247
Inventories	92,867	91,263
Deferred income tax assets	10,702	10,108
Prepaid expenses and other current assets	18,730	25,165
Assets held for sale	41,745	—
Total current assets	281,358	249,013

Property and equipment, net	15,080	15,540
Goodwill	356,525	360,191
Intangible assets, net	2,223,559	2,322,723
Other long-term assets	1,918	1,324
Total Assets	$2,878,440	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$35,012	$38,296
Accrued interest payable	9,216	8,664
Other accrued liabilities	55,913	59,724
Total current liabilities	100,141	106,684

Long-term debt
Principal amount	1,602,500	1,652,500
Less unamortized debt costs	(25,086)	(27,191)
Long-term debt, net	1,577,414	1,625,309

Deferred income tax liabilities	460,557	469,622
Other long-term liabilities	2,847	2,840
Total Liabilities	2,140,959	2,204,455

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,247 shares at June 30, 2016 and 53,066 shares at March 31, 2016	532	530
Additional paid-in capital	451,075	445,182
Treasury stock, at cost - 331 shares at June 30, 2016 and 306 shares at March 31, 2016	(6,558)	(5,163)
Accumulated other comprehensive loss, net of tax	(29,349)	(23,525)
Retained earnings	321,781	327,312
Total Stockholders' Equity	737,481	744,336
Total Liabilities and Stockholders' Equity	$2,878,440	$2,948,791
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2016	2015
Operating Activities
Net (loss) income	$(5,531)	$26,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,832	5,720
Loss (gain) on sale of assets	55,453	(36)
Deferred income taxes	(9,660)	11,536
Amortization of debt origination costs	2,231	2,138
Stock-based compensation costs	1,940	3,047
Loss on extinguishment of debt	—	451
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	5,151	2,578
Inventories	(4,327)	(211)
Prepaid expenses and other current assets	5,697	(1,522)
Accounts payable	(3,401)	783
Accrued liabilities	(3,634)	(7,136)
Net cash provided by operating activities	50,751	43,521

Investing Activities
Purchases of property and equipment	(895)	(780)
Proceeds from the sale of property and equipment	—	344
Net cash used in investing activities	(895)	(436)

Financing Activities
Term loan repayments	(50,000)	(25,000)
Borrowings under revolving credit agreement	—	15,000
Repayments under revolving credit agreement	—	(35,000)
Payments of debt origination costs	(9)	(4,172)
Proceeds from exercise of stock options	3,405	6,328
Proceeds from restricted stock exercises	—	544
Excess tax benefits from share-based awards	550	1,600
Fair value of shares surrendered as payment of tax withholding	(1,395)	(2,187)
Net cash used in financing activities	(47,449)	(42,887)

Effects of exchange rate changes on cash and cash equivalents	(760)	82
Increase in cash and cash equivalents	1,647	280
Cash and cash equivalents - beginning of period	27,230	21,318
Cash and cash equivalents - end of period	$28,877	$21,598

Interest paid	$18,337	$22,444
Income taxes paid	$1,357	$1,914
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in these Consolidated Financial Statements.  In the opinion of management, these Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2017”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2017.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at June 30, 2016 are uninsured.

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

Assets Held for Sale
We classify assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group, (ii) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups, (iii) an active program to locate a buyer and other actions required to compete the plan to sell the asset or disposal group have been initiated, (iv) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to complete the sale of the asset or disposal group beyond one year, (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We measure an asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that an asset or disposal group meets the criteria as held for sale, the Company ceases depreciation and reports both long-lived assets and/or the current assets and liabilities of the disposal group, if material, in the line item assets held for sale in our consolidated balance sheet. Refer to Note 3 below for further discussion.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment and software	3
Furniture and fixtures	7
Leasehold improvements	*
*Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related asset.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the respective accounts and recognize the resulting gain or loss in the Consolidated Statements of Operations and Comprehensive Income.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $10.5 million for the three months ended June 30, 2016 and $8.7 million for the three months ended June 30, 2015.

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

We classify penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations and Comprehensive Income.

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested restricted stock units, are included in the earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and restricted stock units has an anti-dilutive effect and therefore, these instruments are excluded from the computation of diluted earnings per share.

Recently Issued Accounting Standards
In May 2016, the FASB issued Accounting Standards Update ("ASU") 2016-12, Revenue from Contracts with Customers. The amendments do not change the core principle of the guidance in FASB ASC 606. Rather, the amendments in this update affect only certain narrow aspects of FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on identifying performance obligations and licensing in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which Prestige agreed to acquire DenTek from its stockholders, including TSG Consumer Partners, for a purchase price of $228.3 million. The acquisition expands Prestige's portfolio of brands, strengthens its existing oral care platform and increases its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its Asset Based Loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in the Company's North American and International OTC Healthcare segments.

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

Based on this preliminary analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at June 30, 2016 was 18.2 years.

We also recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

3.	Assets Held for Sale

Assets Held for Sale
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain assets. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the assets until entering into an agreement on June 29, 2016, to sell Pediacare, New Skin and Fiber Choice. The carrying value of Pediacare, New Skin and Fiber Choice at June 30, 2016 (including inventory) was $24.1 million, $30.6 million, and $11.4 million, respectively. The purchase price for all three brands combined was $40.0 million plus inventory and included an obligation of the Company to perform certain services on behalf of the buyer for a period of up to six months (the "Transitional Services Agreement" or "TSA") and an option to the buyer to purchase Dermoplast at a specified earnings multiple as defined in the agreement. The Pediacare, New Skin and Fiber Choice brands were reported under the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively, and all these brands were reported under the North American OTC Healthcare segment. This transaction met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based on the agreed-upon sales price. As a result, as of June 30, 2016, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss on sale of assets of $55.5 million.

This transaction closed in July 2016 and as of June 30, 2016, the total assets held for sale, net of the loss recognized, related to Pediacare, New Skin and Fiber Choice were:

(In thousands)	June 30, 2016
Components of assets held for sale:
Inventory	$2,420
Intangible assets, net	36,405
Goodwill	2,920
Assets held for sale	$41,745

Refer to Note 21 below for further information. Additionally, we determined that this transaction did not meet the criteria to be classified as discontinued operations under FASB ASC 205.

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	June 30, 2016	March 31, 2016
Components of Accounts Receivable
Trade accounts receivable	$98,513	$105,592
Other receivables	1,046	1,261
	99,559	106,853
Less allowances for discounts, returns and uncollectible accounts	(11,122)	(11,606)
Accounts receivable, net	$88,437	$95,247

5.	Inventories

Inventories consist of the following:

(In thousands)	June 30, 2016	March 31, 2016
Components of Inventories
Packaging and raw materials	$7,442	$7,563
Finished goods	85,425	83,700
Inventories	$92,867	$91,263

Inventories are carried and depicted above at the lower of cost or market value, which includes a reduction in inventory values of $5.2 million and $4.8 million at June 30, 2016 and March 31, 2016, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	June 30, 2016	March 31, 2016
Components of Property and Equipment
Machinery	$8,444	$7,734
Computer equipment	13,154	12,793
Furniture and fixtures	2,444	2,445
Leasehold improvements	7,384	7,389
	31,426	30,361
Accumulated depreciation	(16,346)	(14,821)
Property and equipment, net	$15,080	$15,540

We recorded depreciation expense of $1.5 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2016	$330,615	$22,776	$6,800	$360,191
Reclassified to assets held for sale	(2,920)	—	—	(2,920)
Effects of foreign currency exchange rates	—	(746)	—	(746)
Balance — June 30, 2016	$327,695	$22,030	$6,800	$356,525

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

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 29, 2016, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2016. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 29, 2016, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

On June 29, 2016, we entered into an agreement to sell Pediacare, New Skin and Fiber Choice. This transaction (see Note 3 above for further details) met the criteria as held for sale, and the related assets were measured at the lower of carrying value or fair value less cost to sell. As a result, the allocable portion of goodwill related to these businesses were reclassed and included in assets held for sale. As of June 30, 2016, no events have occurred that would indicate potential impairment of goodwill.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2016	$2,020,046	$417,880	$2,437,926
Reclassified to assets held for sale	(37,207)	(60,103)	(97,310)
Effects of foreign currency exchange rates	(2,545)	(107)	(2,652)
Balance — June 30, 2016	1,980,294	357,670	2,337,964

Accumulated Amortization
Balance — March 31, 2016	—	115,203	115,203
Reclassified to assets held for sale	—	(6,102)	(6,102)
Additions	—	5,313	5,313
Effects of foreign currency exchange rates	—	(9)	(9)
Balance — June 30, 2016	—	114,405	114,405

Intangible assets, net - June 30, 2016	$1,980,294	$243,265	$2,223,559

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,786,666	$219,570	$2,006,236
International OTC Healthcare	83,356	1,453	84,809
Household Cleaning	110,272	22,242	132,514
Intangible assets, net - June 30, 2016	$1,980,294	$243,265	$2,223,559

On June 29, 2016, we entered into an agreement to sell Pediacare, New Skin and Fiber Choice. This transaction (see Note 3 above for further details) met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less cost to sell based on the agreed-upon sales price. As a result, as of June 30, 2016, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss of $55.5 million and reclassified $37.2 million and $54.0 million of indefinite and finite lived trademarks, respectively, to assets held for sale.

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

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. We also considered our market capitalization at February 29, 2016, which was the date of our annual review. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

The weighted average remaining life for finite-lived intangible assets at June 30, 2016 was approximately 13.4 years, and the amortization expense for the three months ended June 30, 2016 was $5.3 million. At June 30, 2016, finite-lived intangible assets are being amortized over a period of 10 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2017 (Remaining nine months ending March 31, 2017)	$13,654
2018	18,049
2019	18,049
2020	18,049
2021	17,626
Thereafter	157,838
$243,265

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2016	March 31, 2016

Accrued marketing costs	$29,410	$26,373
Accrued compensation costs	4,275	9,574
Accrued broker commissions	564	1,497
Income taxes payable	3,282	3,675
Accrued professional fees	2,226	1,787
Deferred rent	747	836
Accrued production costs	3,413	3,324
Accrued lease termination costs	417	448
Income tax related payable	6,354	6,354
Other accrued liabilities	5,225	5,856
	$55,913	$59,724

10.    Long-Term Debt

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, we entered into Amendment No. 1 ("Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at the Borrower's option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans would have matured on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 8.125% senior notes due in 2020 and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.

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

Also, on September 3, 2014, the Borrower entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 ("Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the three months ended June 30, 2016, the average interest rate on the 2012 Term Loan was 4.7%.

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

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.2%.

In connection with the DenTek acquisition on February 5, 2016, we entered into Amendment No. 5 (“ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspended certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that is 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets are included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company receives net proceeds from an offering of debt securities.

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

The Borrower has the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Borrower may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount of the notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the Indenture, and accrued and unpaid interest, if any, to the date of redemption. In addition, before March 1, 2019, the Borrower may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the Indenture, the Borrower will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

At June 30, 2016, we had an aggregate of $1.2 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $25.1 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $5.2 million related to the 2013 Senior Notes, $5.3 million related to the 2016 Senior Notes, and $14.6 million related to the 2012 Term Loan.

At March 31, 2016 we had an aggregate of $1.3 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $27.2 million of unamortized debts costs included in long-term debt costs, the total of which is comprised of $5.4 million related to the 2013 Senior Notes, $5.4 million related to the 2016 Senior Notes, and $16.4 million related to the 2012 Term Loan.

At June 30, 2016, we had $85.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $38.6 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2016	March 31, 2016
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$350,000	$350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	767,500	817,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	85,000	85,000
Total long-term debt (including current portion)	1,602,500	1,652,500
Current portion of long-term debt	—	—
Long-term debt	1,602,500	1,652,500
Less: unamortized debt costs	(25,086)	(27,191)
Long-term debt, net	$1,577,414	$1,625,309

At June 30, 2016, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2013 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2017 (remaining nine months ending March 31, 2017)	$—
2018	—
2019	—
2020	—
2021	85,000
Thereafter	1,517,500
$1,602,500

11.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the Term B-3 loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at June 30, 2016 and March 31, 2016).

	June 30, 2016		March 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$359,625	$350,000	$363,125
2013 Senior Notes	400,000	404,000	400,000	408,000
Term B-3 Loans	767,500	766,541	817,500	818,522
2012 ABL Revolver	85,000	85,000	85,000	85,000

At June 30, 2016 and March 31, 2016, we did not have any assets or liabilities measured in Level 1 or 3.

Nonrecurring Fair Value Measurements

As of June 30, 2016, and in addition to the recurring fair value measurements disclosed above, we recorded the long-lived held for sale assets (discussed in Note 3 above) at fair value, using level 3 inputs, and recorded a pre-tax loss on sale of assets of $55.5 million ($35.5 million after-tax).

12.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2016.

During the three months ended June 30, 2016 and 2015, we repurchased 24,988 shares and 39,429 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended June 30, 2016 and 2015 were at an average price of $55.82 and $41.66, respectively. All of the repurchased shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
(In thousands)	2016	2016
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(29,349)	$(23,525)
Accumulated other comprehensive loss, net of tax	$(29,349)	$(23,525)

14.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units. In loss periods, the assumed exercise of in-the-money stock options and restricted stock units has an anti-dilutive effect and therefore, these instruments are excluded from the computation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2016	2015
Numerator
Net (loss) income	$(5,531)	$26,173

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,881	52,548
Dilutive effect of unvested restricted stock units and options issued to employees and directors	—	410
Denominator for diluted earnings per share	52,881	52,958

Earnings per Common Share:
Basic net (loss) earnings per share	$(0.10)	$0.50

Diluted net (loss) earnings per share	$(0.10)	$0.49

For the three months ended June 30, 2016 and 2015 there were 0.7 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months ended June 30, 2016 and 2015, pre-tax share-based compensation costs charged against income were $1.9 million and $3.0 million, respectively, and the related income tax benefit recognized was $0.7 million and $1.1 million, respectively.

On May 9, 2016, the Compensation Committee of our Board of Directors granted 49,064 shares of restricted common stock units and stock options to acquire 224,843 shares of our common stock to certain executive officers and employees under the Plan. All of the shares of restricted common stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $57.18 per share, which is equal to the closing price for our common stock on the date of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested restricted common stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.
Restricted Shares

Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted stock unit awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Termination of employment prior to vesting will result in forfeiture of the restricted stock units, unless otherwise accelerated by the Compensation Committee. The restricted stock units granted to directors vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, with the settlement in common stock to occur on the earliest of the director's death, disability or six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. Upon vesting, the units will be settled in shares of our common stock.

Each of our six independent members of the Board of Directors received a grant of 2,075 restricted stock units on August 4, 2015 under the Plan. Additionally, on May 26, 2016 and May 11, 2015, the Compensation Committee granted 346 restricted stock units and 362 restricted stock units, respectively, to newly appointed Board members. The restricted stock units vest on the one year anniversary of the date of grant and will be settled by delivery to the director of one share of common stock of the Company for each vested restricted stock unit promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value during the three months ended June 30, 2016 and 2015 was $57.16 and $41.85, respectively.

A summary of the Company's restricted stock units granted under the Plan is presented below:

Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2015
Vested and nonvested at March 31, 2015	362.3	$22.74
Granted	243.8	41.85
Vested and issued	(138.9)	19.35
Forfeited	(1.4)	33.50
Vested and nonvested at June 30, 2015	465.8	33.72
Vested at June 30, 2015	76.6	11.62

Three months ended June 30, 2016
Vested and nonvested at March 31, 2016	467.8	$35.22
Granted	49.4	57.16
Vested and issued	(75.6)	31.36
Forfeited	(76.2)	39.93
Vested and nonvested at June 30, 2016	365.4	38.00
Vested at June 30, 2016	70.2	14.89

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

The weighted-average grant-date fair values of the options granted during the three months ended June 30, 2016 and 2015 were $22.26 and $16.95, respectively.

	Three months ended June 30,
	2016	2015
Expected volatility	37.8%	40.2%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	1.7%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2015
Outstanding at March 31, 2015	871.2	$23.40
Granted	186.3	41.44
Exercised	(330.4)	19.15
Forfeited or expired	(0.9)	33.50
Outstanding at June 30, 2015	726.2	29.95	8.3	$11,830
Exercisable at June 30, 2015	322.5	21.54	7.2	7,966

Three months ended June 30, 2016
Outstanding at March 31, 2016	727.7	$30.70
Granted	224.8	57.18
Exercised	(105.7)	32.20
Forfeited or expired	(45.5)	37.34
Outstanding at June 30, 2016	801.3	37.55	8.0	$14,700
Exercisable at June 30, 2016	386.4	25.20	6.7	11,669

The aggregate intrinsic value of options exercised in the three months ended June 30, 2016 was $2.3 million.

At June 30, 2016, there were $13.8 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of options and restricted stock units vested during the three months ended June 30, 2016 and 2015 was $7.0 million and $6.2 million, respectively.  For the three months ended June 30, 2016 and 2015, cash received from the exercise of stock options was $3.4 million and $6.3 million, respectively, and we realized $0.7 million and $1.0 million, respectively, in tax benefits from the tax deductions resulting from these option exercises. At June 30, 2016, there were 2.4 million shares available for issuance under the Plan.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 37.9% and 34.8% for the three months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate for the three months ended June 30, 2016 was primarily due to higher marginal tax rates that apply in the current year period related to the agreement to sell Pediacare, New Skin and Fiber Choice. See Note 3 above.

During the three months ended June 30, 2016, we realized a net reduction to our deferred tax liability of $19.4 million as a result of the agreement to sell Pediacare, New Skin and Fiber Choice.

At June 30, 2016, a 100% owned subsidiary of the Company had a net operating loss carryforward of approximately $20.9 million ($7.4 million, tax effected), which may be used to offset future taxable income of the consolidated group and begins to expire in 2025. The Company expects to fully utilize the loss carryover before it expires.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $33.6 million.

The balance in our uncertain tax liability was $4.1 million at June 30, 2016 and March 31, 2016. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

17. Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not have a material adverse effect on our business, financial condition, or results of operations.

Lease Commitments
We have operating leases for office facilities and equipment in New York and other locations, which expire at various dates through fiscal 2022. These amounts have been included in the table below.

The following summarizes future minimum lease payments for our operating leases as of June 30, 2016 (a):

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total
2017 (Remaining nine months ending March 31, 2017)	$1,522	$34	$1,556
2018	2,015	—	2,015
2019	2,009	—	2,009
2020	1,842	—	1,842
2021	903	—	903
Thereafter	59	—	59
	$8,350	$34	$8,384
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.1 million due to us in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

(In thousands)	June 30, 2016	March 31, 2016
Minimum lease payments	$8,384	$8,434
Less: Sublease rentals	(1,100)	(1,165)
	$7,284	$7,269

Rent expense for the three months ended June 30, 2016 and 2015 was $0.6 million and $0.4 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2017 (Remaining nine months ending March 31, 2017)	803
2018	1,013
2019	982
2020	560
2021	—
$3,358

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three months ended June 30, 2016 and 2015, approximately 42.3% and 43.9%, respectively, of our total revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 20.7% and 19.9% of our gross revenues for the three months ended June 30, 2016 and 2015, respectively. Our next largest customer, Walgreens, accounted for approximately 10.3% and 9.4% of gross revenues for the three months ended June 30, 2016 and 2015, respectively. At June 30, 2016, approximately 23.2% and 10.2% of accounts receivable were owed by Walmart and Walgreens, respectively.

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

At June 30, 2016, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 55 manufacturers that produced items that accounted for approximately 79.7% of gross sales for the three months ended June 30, 2016. At June 30, 2015, we had relationships with 98 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 83.9% of gross sales for the three months ended June 30, 2015. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach an agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$173,301	$15,800	$20,890	$209,991
Elimination of intersegment revenues	(1,221)	—	—	(1,221)
Third-party segment revenues	172,080	15,800	20,890	208,770
Other revenues	—	4	801	805
Total segment revenues	172,080	15,804	21,691	209,575
Cost of sales	65,718	5,464	16,802	87,984
Gross profit	106,362	10,340	4,889	121,591
Advertising and promotion	25,040	2,124	471	27,635
Contribution margin	$81,322	$8,216	$4,418	93,956
Other operating expenses*				81,742
Operating income				12,214
Other expense				21,127
Loss before income taxes				(8,913)
Benefit for income taxes				(3,382)
Net loss				$(5,531)
*Other operating expenses includes a pre-tax loss on sale of assets of $55.5 million recognized for assets held for sale related to Pediacare, New Skin and Fiber Choice. These assets and corresponding contribution margin are included within the North American OTC Healthcare segment.

	Three Months Ended June 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$156,339	$14,209	$21,467	$192,015
Elimination of intersegment revenues	(728)	—	—	(728)
Third-party segment revenues	155,611	14,209	21,467	191,287
Other revenues**	15	25	805	845
Total segment revenues	155,626	14,234	22,272	192,132
Cost of sales**	58,503	4,913	16,480	79,896
Gross profit	97,123	9,321	5,792	112,236
Advertising and promotion	23,195	2,723	504	26,422
Contribution margin	$73,928	$6,598	$5,288	85,814
Other operating expenses				23,309
Operating income				62,505
Other expense				22,335
Income before income taxes				40,170
Provision for income taxes				13,997
Net income				$26,173
**Certain immaterial amounts relating to other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,126	$527	$—	$28,653
Cough & Cold	17,967	4,392	—	22,359
Women's Health	32,887	936	—	33,823
Gastrointestinal	19,106	4,256	—	23,362
Eye & Ear Care	26,007	2,796	—	28,803
Dermatologicals	22,698	671	—	23,369
Oral Care	23,811	2,217	—	26,028
Other OTC	1,478	9	—	1,487
Household Cleaning	—	—	21,691	21,691
Total segment revenues	$172,080	$15,804	$21,691	$209,575

	Three Months Ended June 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$26,848	$530	$—	$27,378
Cough & Cold	19,759	4,506	—	24,265
Women's Health	32,908	700	—	33,608
Gastrointestinal	20,320	3,808	—	24,128
Eye & Ear Care	24,307	3,955	—	28,262
Dermatologicals	20,095	534	—	20,629
Oral Care	9,977	194	—	10,171
Other OTC	1,412	7	—	1,419
Household Cleaning	—	—	22,272	22,272
Total segment revenues	$155,626	$14,234	$22,272	$192,132

During the three months ended June 30, 2016 and 2015, approximately 87.5% and 87.3%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended June 30, 2016, our Canada and Australia sales accounted for approximately 4.7% and 5.0%, respectively, of our total segment revenues, while during the three months ended June 30, 2015, approximately 5.1% and 5.7%, respectively, of our total segment revenues were attributable to sales to Canada and Australia.

At June 30, 2016 and March 31, 2016, approximately 95.9% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.1% were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

June 30, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$327,695	$22,030	$6,800	$356,525

Intangible assets
Indefinite-lived	1,786,666	83,356	110,272	1,980,294
Finite-lived	219,570	1,453	22,242	243,265
Intangible assets, net	2,006,236	84,809	132,514	2,223,559
Total	$2,333,931	$106,839	$139,314	$2,580,084

March 31, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets
Indefinite-lived	1,823,873	85,901	110,272	2,020,046
Finite-lived	277,762	2,237	22,678	302,677
Intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total	$2,432,250	$110,914	$139,750	$2,682,914

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2016 and March 31, 2016, Condensed Consolidating Statements of Operations and Comprehensive Income for the three months ended June 30, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2016 and 2015. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,959	$168,205	$13,826	$(1,220)	$208,770
Other revenues	—	75	801	486	(557)	805
Total revenues	—	28,034	169,006	14,312	(1,777)	209,575

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	12,086	71,462	6,000	(1,564)	87,984
Gross profit	—	15,948	97,544	8,312	(213)	121,591

Operating Expenses
Advertising and promotion	—	4,745	20,804	2,086	—	27,635
General and administrative	1,937	2,188	14,314	1,018	—	19,457
Depreciation and amortization	920	151	5,633	128	—	6,832
Loss on sale of assets	—	—	55,453	—	—	55,453
Total operating expenses	2,857	7,084	96,204	3,232	—	109,377
Operating income (loss)	(2,857)	8,864	1,340	5,080	(213)	12,214

Other (income) expense
Interest income	(11,967)	(21,262)	(1,274)	(159)	34,605	(57)
Interest expense	8,440	21,174	24,901	1,274	(34,605)	21,184
Equity in (income) loss of subsidiaries	5,738	(31,333)	(3,076)	—	28,671	—
Total other expense (income)	2,211	(31,421)	20,551	1,115	28,671	21,127
(Loss) income before income taxes	(5,068)	40,285	(19,211)	3,965	(28,884)	(8,913)
(Benefit) provision for income taxes	463	3,178	(7,912)	889	—	(3,382)
Net (loss) income	$(5,531)	$37,107	$(11,299)	$3,076	$(28,884)	$(5,531)

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(5,824)	(5,824)	(5,824)	(5,824)	17,472	(5,824)
Total other comprehensive (loss) income	(5,824)	(5,824)	(5,824)	(5,824)	17,472	(5,824)
Comprehensive (loss) income	$(11,355)	$31,283	$(17,123)	$(2,748)	$(11,412)	$(11,355)

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,883	$152,524	$11,608	$(728)	$191,287
Other revenues	—	96	819	498	(568)	845
Total revenues	—	27,979	153,343	12,106	(1,296)	192,132

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,441	66,378	4,408	(1,331)	79,896
Gross profit	—	17,538	86,965	7,698	35	112,236

Operating Expenses
Advertising and promotion	—	2,517	21,228	2,677	—	26,422
General and administrative	1,315	2,555	11,951	1,768	—	17,589
Depreciation and amortization	989	146	4,445	140	—	5,720
Total operating expenses	2,304	5,218	37,624	4,585	—	49,731
Operating income (loss)	(2,304)	12,320	49,341	3,113	35	62,505

Other (income) expense
Interest income	(12,049)	(21,408)	(1,220)	(112)	34,762	(27)
Interest expense	8,490	21,908	25,055	1,220	(34,762)	21,911
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in (income) loss of subsidiaries	(25,306)	(16,955)	(1,450)	—	43,711	—
Total other (income) expense	(28,865)	(16,004)	22,385	1,108	43,711	22,335
Income (loss) before income taxes	26,561	28,324	26,956	2,005	(43,676)	40,170
Provision for income taxes	388	4,025	9,029	555	—	13,997
Net income (loss)	$26,173	$24,299	$17,927	$1,450	$(43,676)	$26,173

Comprehensive income, net of tax:
Currency translation adjustments	(405)	(405)	(405)	(405)	1,215	(405)
Total other comprehensive income (loss)	(405)	(405)	(405)	(405)	1,215	(405)
Comprehensive income (loss)	$25,768	$23,894	$17,522	$1,045	$(42,461)	$25,768

Condensed Consolidating Balance Sheet
June 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$5,311	$—	$2,278	$21,288	$—	$28,877
Accounts receivable, net	—	10,167	69,646	8,624	—	88,437
Inventories	—	10,017	73,711	9,884	(745)	92,867
Deferred income tax assets	325	826	8,812	739	—	10,702
Prepaid expenses and other current assets	9,012	538	8,365	815	—	18,730
Assets held for sale	—	—	41,745	—	—	41,745
Total current assets	14,648	21,548	204,557	41,350	(745)	281,358

Property and equipment, net	8,624	216	5,641	599	—	15,080
Goodwill	—	66,007	268,490	22,028	—	356,525
Intangible assets, net	—	191,655	1,946,309	85,595	—	2,223,559
Other long-term assets	—	1,918	—	—	—	1,918
Intercompany receivables	1,460,733	2,664,832	1,249,875	11,046	(5,386,486)	—
Investment in subsidiary	1,631,033	1,553,227	77,679	—	(3,261,939)	—
Total Assets	$3,115,038	$4,499,403	$3,752,551	$160,618	$(8,649,170)	$2,878,440

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,384	$6,922	$24,731	$1,975	$—	$35,012
Accrued interest payable	—	9,216	—	—	—	9,216
Other accrued liabilities	7,991	2,137	39,617	6,168	—	55,913
Total current liabilities	9,375	18,275	64,348	8,143	—	100,141

Long-term debt
Principal amount	—	1,602,500	—	—	—	1,602,500
Less unamortized debt costs	—	(25,086)	—	—	—	(25,086)
Long-term debt, net	—	1,577,414	—	—	—	1,577,414

Deferred income tax liabilities	—	60,847	399,323	387	—	460,557
Other long-term liabilities	—	—	2,682	165	—	2,847
Intercompany payables	2,368,182	1,243,701	1,697,409	77,194	(5,386,486)	—
Total Liabilities	2,377,557	2,900,237	2,163,762	85,889	(5,386,486)	2,140,959

Stockholders' Equity
Common stock	532	—	—	—	—	532
Additional paid-in capital	451,075	1,280,947	1,359,921	78,774	(2,719,642)	451,075
Treasury stock, at cost	(6,558)	—	—	—	—	(6,558)
Accumulated other comprehensive (loss) income, net of tax	(29,349)	(29,349)	(29,349)	(29,349)	88,047	(29,349)
Retained earnings (accumulated deficit)	321,781	347,568	258,217	25,304	(631,089)	321,781
Total Stockholders' Equity	737,481	1,599,166	1,588,789	74,729	(3,262,684)	737,481
Total Liabilities and Stockholders' Equity	$3,115,038	$4,499,403	$3,752,551	$160,618	$(8,649,170)	$2,878,440

Condensed Consolidating Balance Sheet
March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,440	$—	$2,899	$19,891	$—	$27,230
Accounts receivable, net	—	12,025	74,446	8,776	—	95,247
Inventories	—	9,411	72,296	10,088	(532)	91,263
Deferred income tax assets	316	681	8,293	818	—	10,108
Prepaid expenses and other current assets	15,311	257	8,379	1,218	—	25,165
Total current assets	20,067	22,374	166,313	40,791	(532)	249,013

Property and equipment, net	9,166	210	5,528	636	—	15,540
Goodwill	—	66,007	271,409	22,775	—	360,191
Intangible assets, net	—	191,789	2,042,640	88,294	—	2,322,723
Other long-term assets	—	1,324	—	—	—	1,324
Intercompany receivables	1,457,011	2,703,192	1,083,488	10,738	(5,254,429)	—
Investment in subsidiary	1,641,477	1,527,718	81,545	—	(3,250,740)	—
Total Assets	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,914	$7,643	$24,437	$3,302	$—	$38,296
Accrued interest payable	—	8,664	—	—	—	8,664
Other accrued liabilities	12,285	1,714	38,734	6,991	—	59,724
Total current liabilities	15,199	18,021	63,171	10,293	—	106,684

Long-term debt
Principal amount	—	1,652,500	—	—	—	1,652,500
Less unamortized debt costs	—	(27,191)	—	—	—	(27,191)
Long-term debt, net	—	1,625,309	—	—	—	1,625,309

Deferred income tax liabilities	—	60,317	408,893	412	—	469,622
Other long-term liabilities	—	—	2,682	158	—	2,840
Intercompany payables	2,368,186	1,241,084	1,570,265	74,894	(5,254,429)	—
Total Liabilities	2,383,385	2,944,731	2,045,011	85,757	(5,254,429)	2,204,455

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	445,182	1,280,947	1,359,921	78,774	(2,719,642)	445,182
Treasury stock, at cost	(5,163)	—	—	—	—	(5,163)
Accumulated other comprehensive income (loss), net of tax	(23,525)	(23,525)	(23,525)	(23,525)	70,575	(23,525)
Retained earnings (accumulated deficit)	327,312	310,461	269,516	22,228	(602,205)	327,312
Total Stockholders' Equity	744,336	1,567,883	1,605,912	77,477	(3,251,272)	744,336
Total Liabilities and Stockholders' Equity	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(5,531)	$37,107	$(11,299)	$3,076	$(28,884)	$(5,531)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	920	151	5,633	128	—	6,832
Loss on sale of assets	—	—	55,453	—	—	55,453
Deferred income taxes	(9)	385	(10,089)	53	—	(9,660)
Amortization of debt origination costs	—	2,231	—	—	—	2,231
Stock-based compensation costs	1,940	—	—	—	—	1,940
Equity in income of subsidiaries	5,738	(31,333)	(3,076)	—	28,671	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1,858	4,800	(1,507)	—	5,151
Inventories	—	(606)	(3,835)	(99)	213	(4,327)
Prepaid expenses and other current assets	6,299	(281)	(697)	376	—	5,697
Accounts payable	(1,556)	(721)	109	(1,233)	—	(3,401)
Accrued liabilities	(4,294)	975	261	(576)	—	(3,634)
Net cash provided by operating activities	3,507	9,766	37,260	218	—	50,751

Investing Activities
Purchases of property and equipment	(225)	(23)	(596)	(51)	—	(895)
Net cash used in investing activities	(225)	(23)	(596)	(51)	—	(895)

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Payments of debt origination costs	—	(9)	—	—	—	(9)
Proceeds from exercise of stock options	3,405	—	—	—	—	3,405
Excess tax benefits from share-based awards	550	—	—	—	—	550
Fair value of shares surrendered as payment of tax withholding	(1,395)	—	—	—	—	(1,395)
Intercompany activity, net	(4,971)	40,266	(37,285)	1,990	—	—
Net cash (used in) provided by financing activities	(2,411)	(9,743)	(37,285)	1,990	—	(47,449)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(760)	—	(760)
Increase (decrease) in cash and cash equivalents	871	—	(621)	1,397	—	1,647
Cash and cash equivalents - beginning of period	4,440	—	2,899	19,891	—	27,230
Cash and cash equivalents - end of period	$5,311	$—	$2,278	$21,288	$—	$28,877

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$26,173	$24,299	$17,927	$1,450	$(43,676)	$26,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	989	146	4,445	140	—	5,720
Gain on sale of asset	—	—	—	(36)	—	(36)
Deferred income taxes	141	395	10,866	134	—	11,536
Amortization of debt origination costs	—	2,138	—	—	—	2,138
Stock-based compensation costs	3,047	—	—	—	—	3,047
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in income of subsidiaries	(25,306)	(16,955)	(1,450)	—	43,711	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	3,171	735	(1,328)	—	2,578
Inventories	—	1,175	(1,457)	106	(35)	(211)
Prepaid expenses and other current assets	(2,152)	(102)	722	10	—	(1,522)
Accounts payable	861	(325)	880	(633)	—	783
Accrued liabilities	(5,668)	(2,368)	975	(75)	—	(7,136)
Net cash provided by (used in) operating activities	(1,915)	12,025	33,643	(232)	—	43,521

Investing Activities
Purchases of property and equipment	(648)	—	(27)	(105)	—	(780)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Net cash (used in) provided by investing activities	(648)	—	(27)	239	—	(436)

Financing Activities
Term loan repayments	—	(25,000)	—	—	—	(25,000)
Borrowings under revolving credit agreement	—	15,000	—	—	—	15,000
Repayments under revolving credit agreement	—	(35,000)	—	—	—	(35,000)
Payments of debt origination costs	—	(4,172)	—	—	—	(4,172)
Proceeds from exercise of stock options	6,328	—	—	—	—	6,328
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,600	—	—	—	—	1,600
Fair value of shares surrendered as payment of tax withholding	(2,187)	—	—	—	—	(2,187)
Intercompany activity, net	(4,277)	37,147	(33,616)	746	—	—
Net cash (used in) provided by financing activities	2,008	(12,025)	(33,616)	746	—	(42,887)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	82	—	82
Increase (decrease) in cash and cash equivalents	(555)	—	—	835	—	280
Cash and cash equivalents - beginning of period	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of period	$10,832	$—	$—	$10,766	$—	$21,598

21. Subsequent Events

Divestitures

Sale of Pediacare, New Skin and Fiber Choice brands
On July 7, 2016, we divested the Pediacare, New Skin and Fiber Choice brands, which were non-core OTC brands. As a result, we received approximately $40.1 million including inventory, less certain immaterial holdbacks which will be paid upon meeting certain criteria as defined in the agreement. The proceeds were used to repay debt. We recorded a pre-tax loss of approximately $55.5 million as a result of the sale.

Concurrent with the completion of the sale of these brands, we entered into a Transitional Services Agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the agreement. The buyer must notify us of its election to purchase the option and pay a $1.25 million deposit within ninety days of closing and complete the transaction by December 31, 2017.

Chief Financial Officer Resignation:
On July 14, 2016, David Marberger, our Chief Financial Officer, resigned effective August 5, 2016. Following his resignation, and effective August 5, 2016, Ron Lombardi, our President and Chief Executive Officer and member of the Board of Directors, will succeed Mr. Marberger as interim Chief Financial Officer. The Company has commenced a search for a new Chief Financial Officer.

Royalty Income
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout. However, we continued to receive royalty payments of $1.0 million per quarter for the remaining geographic areas. The amendments also granted the licensee the right to exercise an option to acquire the license rights in the remaining geographic areas anytime after June 30, 2016. In July 2016, the licensee elected to exercise its option, as defined in the amended agreement. As a result, the licensee will no longer be required to make quarterly payments to us and our quarterly royalty income will be reduced by approximately $0.8 million beginning in the second quarter of 2017, when we expect to close on this transaction.

Issuance of Restricted Stock Units
Pursuant to the Plan, each of the independent members of the Board of Directors received a grant of 1,896 restricted stock units on August 2, 2016. The restricted stock units vest on August 2, 2017 and shall be settled by delivery to the director of one share of common stock of the Company for each vested restricted stock unit promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as well as those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and in future reports filed with the Securities and Exchange Commission (the "SEC").

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

Acquisitions

Acquisition of DenTek
On February 5, 2016, we completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which we agreed to acquire DenTek from its stockholders, including TSG Consumer Partners, for a purchase price of $228.3 million. The acquisition expands our portfolio of brands, strengthens our existing oral care platform and increases our geographic reach in parts of Europe. We financed the transaction with a combination of available cash on hand, available cash from our Asset Based Loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in our North American and International OTC Healthcare segments.

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

Based on this preliminary analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at June 30, 2016 was 18.2 years.

We also recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

Loss on Sale of Assets

Assets Held for Sale
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain assets. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the assets until entering into an agreement on June 29, 2016, to sell Pediacare, New Skin and Fiber Choice. The carrying value of Pediacare, New Skin and Fiber Choice at June 30, 2016 (including inventory) was $24.1 million, $30.6 million, and $11.4 million, respectively. The purchase price for all three brands combined was $40.0 million plus inventory and included an obligation of the Company to perform certain services on behalf of the buyer for a period of up to six months (the "Transitional Services Agreement" or "TSA") and an option to the buyer to purchase Dermoplast at a specified earnings multiple as defined in the agreement. The Pediacare, New Skin and Fiber Choice brands were reported under the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively, and all these brands were reported under the North American OTC Healthcare segment. This transaction met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based on the agreed-upon sales price. As a result, as of June 30, 2016, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss on sale of assets of $55.5 million.

This transaction closed in July 2016 and as of June 30, 2016, the total assets held for sale, net of the loss recognized, related to Pediacare, New Skin and Fiber Choice were:

(In thousands)	June 30, 2016
Components of assets held for sale:
Inventory	$2,420
Intangible assets, net	36,405
Goodwill	2,920
Assets held for sale	$41,745

Refer to Note 21 below for further information. Additionally, we determined that this transaction did not meet the criteria to be classified as discontinued operations under FASB ASC 205.

Results of Operations

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2016	%	2015	%	Amount	%
North American OTC Healthcare
Analgesics	$28,126	13.4	$26,848	14.0	$1,278	4.8
Cough & Cold	17,967	8.6	19,759	10.3	(1,792)	(9.1)
Women's Health	32,887	15.7	32,908	17.1	(21)	(0.1)
Gastrointestinal	19,106	9.1	20,320	10.6	(1,214)	(6.0)
Eye & Ear Care	26,007	12.4	24,307	12.6	1,700	7.0
Dermatologicals	22,698	10.8	20,095	10.5	2,603	13.0
Oral Care	23,811	11.4	9,977	5.2	13,834	(*)
Other OTC	1,478	0.8	1,412	0.7	66	4.7
Total North American OTC Healthcare	172,080	82.2	155,626	81.0	16,454	10.6

International OTC Healthcare
Analgesics	527	0.3	530	0.3	(3)	(0.6)
Cough & Cold	4,392	2.1	4,506	2.3	(114)	(2.5)
Women's Health	936	0.4	700	0.4	236	33.7
Gastrointestinal	4,256	2.0	3,808	2.0	448	11.8
Eye & Ear Care	2,796	1.3	3,955	2.0	(1,159)	(29.3)
Dermatologicals	671	0.3	534	0.3	137	25.7
Oral Care	2,217	1.1	194	0.1	2,023	(*)
Other OTC	9	—	7	—	2	28.6
Total International OTC Healthcare	15,804	7.5	14,234	7.4	1,570	11.0

Total OTC Healthcare	187,884	89.7	169,860	88.4	18,024	10.6
Household Cleaning	21,691	10.3	22,272	11.6	(581)	(2.6)
Total Consolidated	$209,575	100.0	$192,132	100.0	$17,443	9.1
(*) % not meaningful

Total segment revenues for the three months ended June 30, 2016 were $209.6 million, an increase of $17.4 million, or 9.1%, versus the three months ended June 30, 2015. This increase was primarily related to an increase in the North American OTC Healthcare segment, largely due to the acquisition of DenTek. The DenTek brands accounted for approximately $15.0 million of revenues in the North American OTC Healthcare segment that were not included in the comparable period in the prior year.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $16.5 million, or 10.6%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015.  This increase was primarily due to the increase of $13.8 million in the oral care product group largely due to the acquisition of DenTek.

In addition to the revenue increases contributed by DenTek, there was an increase of $1.4 million in revenue, primarily consisting of increases in the dermatologicals, eye & ear care and analgesics product groups, which was partially offset by decreases in the cough & cold, gastrointestinal and oral care product groups.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $1.6 million, or 11.0%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. This increase was primarily due to an increase of $2.0 million in the oral care product group largely due to the acquisition of DenTek.

In addition to the revenue increases contributed by DenTek, there was a decrease of $0.4 million in revenue, primarily consisting of decreases in the eye & ear care, cough & cold and oral care product groups, which was partially offset by increases in the gastrointestinal, women's health and dermatologicals product groups.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $0.6 million, or 2.6%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. This decrease was primarily attributable to decreased sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2016	%	2015	%	Amount	%
North American OTC Healthcare	$65,718	38.2	$58,503	37.6	$7,215	12.3
International OTC Healthcare	5,464	34.6	4,913	34.5	551	11.2
Household Cleaning	16,802	77.5	16,480	74.0	322	2.0
	$87,984	42.0	$79,896	41.6	$8,088	10.1

Cost of sales increased $8.1 million, or 10.1%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenue, cost of sales increased to 42.0% in the three months ended June 30, 2016 from 41.6% in the three months ended June 30, 2015. This increase in cost of sales as a percentage of revenues was primarily the result of an unfavorable product mix in the North American OTC Healthcare and Household Cleaning segments.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $7.2 million, or 12.3%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015.  This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the North American OTC Healthcare revenues, cost of sales increased slightly to 38.2% during the three months ended June 30, 2016 from 37.6% during the three months ended June 30, 2015.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $0.6 million, or 11.2%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the International OTC Healthcare revenues, cost of sales remained relatively consistent at 34.6% during the three months ended June 30, 2016 from 34.5% during the three months ended June 30, 2015.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.3 million, or 2.0%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015.  As a percentage of Household Cleaning revenues, cost of sales increased to 77.5% during the three months ended June 30, 2016 from 74.0% during the three months ended June 30, 2015. This increase in cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2016	%	2015	%	Amount	%
North American OTC Healthcare	$106,362	61.8	$97,123	62.4	$9,239	9.5
International OTC Healthcare	10,340	65.4	9,321	65.5	1,019	10.9
Household Cleaning	4,889	22.5	5,792	26.0	(903)	(15.6)
	$121,591	58.0	$112,236	58.4	$9,355	8.3

Gross profit for the three months ended June 30, 2016 increased $9.4 million, or 8.3%, when compared with the three months ended June 30, 2015.  As a percentage of total revenues, gross profit decreased to 58.0% in the three months ended June 30, 2016 from 58.4% in the three months ended June 30, 2015. The decrease in gross profit as a percentage of revenues was primarily due to the decreases in gross margin in the Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $9.2 million, or 9.5%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. The increase was due to higher overall sales volume, primarily attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 61.8% during the three months ended June 30, 2016 from 62.4% during the three months ended June 30, 2015.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.0 million, or 10.9%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. The increase was due to higher overall sales volume, primarily attributable to the acquisition of DenTek. As a percentage of International OTC Healthcare revenues, gross profit was relatively consistent at 65.4% during the three months ended June 30, 2016 from 65.5% during the three months ended June 30, 2015.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.9 million, or 15.6%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015.  As a percentage of Household Cleaning revenue, gross profit decreased to 22.5% during the three months ended June 30, 2016 from 26.0% during the three months ended June 30, 2015. As discussed above, the decrease in gross profit as a percentage of revenues was primarily attributable to decreased sales in certain distribution channels and an unfavorable product mix.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2016	%	2015	%	Amount	%
North American OTC Healthcare	$81,322	47.3	$73,928	47.5	$7,394	10.0
International OTC Healthcare	8,216	52.0	6,598	46.4	1,618	24.5
Household Cleaning	4,418	20.4	5,288	23.7	(870)	(16.5)
	$93,956	44.8	$85,814	44.7	$8,142	9.5

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $8.1 million, or 9.5%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015.  This increase was primarily related to the increase in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $7.4 million, or 10.0%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, contribution margin remained relatively consistent at 47.3% during the three months ended June 30, 2016 from 47.5% during the three months ended June 30, 2015.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.6 million, or 24.5%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of International OTC Healthcare revenues, contribution margin increased to 52.0% during the three months ended June 30, 2016 from 46.4% during the three months ended June 30, 2015. This increase in contribution margin as a percentage of revenues was primarily the result of the increase in gross profit as a percentage of revenues discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.9 million, or 16.5%, during the three months ended June 30, 2016 versus the three months ended June 30, 2015.  As a percentage of Household Cleaning revenues, contribution margin decreased to 20.4% during the three months ended June 30, 2016 from 23.7% during the three months ended June 30, 2015. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $19.5 million for the three months ended June 30, 2016 versus $17.6 million for the three months ended June 30, 2015. The increase in general and administrative expenses was primarily due to an increase in compensation, acquisition and divestiture costs associated with the acquisition of DenTek and the costs associated with the agreement to sell Pediacare, Fiber Choice and New Skin.

Depreciation and Amortization
Depreciation and amortization expense was $6.8 million and $5.7 million for the three months ended June 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense was primarily due to higher intangible asset amortization during 2017 related to the intangible assets acquired as a result of the DenTek acquisition.

Interest Expense
Net interest expense was $21.2 million during the three months ended June 30, 2016 versus $21.9 million during the three months ended June 30, 2015. The decrease in net interest expense was primarily attributable to the issuance of the $350.0 million aggregate principal amount of 6.375% senior notes due 2024 (the "2016 Senior Notes") and the redemption of the 8.125% senior notes due 2020 (the "2012 Senior Notes") during the fourth quarter of 2016, as the interest rate for the 2016 Senior Notes is 6.375% versus the interest rate of 8.125% for the 2012 Senior Notes. The average indebtedness remained consistent at $1.6 billion during the three months ended June 30, 2016 and 2015.

Loss on Sale of Assets
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain assets. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the assets until entering into an agreement on June 29, 2016, to sell Pediacare, New Skin and Fiber Choice. The carrying value of Pediacare, New Skin and Fiber Choice at June 30, 2016 (including inventory) was $24.1 million, $30.6 million, and $11.4 million, respectively. The purchase price for all three brands combined was $40.0 million plus inventory and included a TSA obligation of the Company to perform certain services on behalf of the buyer for a period of up to six months and an option to the buyer to purchase Dermoplast at a specified earnings multiple as defined in the agreement. The Pediacare, New Skin and Fiber Choice brands were reported under the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively, and all these brands were reported under the North American OTC Healthcare segment. This transaction met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based on the agreed-upon sales price. As a result, as of June 30, 2016, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss on sale of assets of $55.5 million.

Income Taxes
The benefit for income taxes during the three months ended June 30, 2016 was $3.4 million versus a provision for income taxes of $14.0 million during the three months ended June 30, 2015.  The effective tax rate during the three months ended June 30, 2016 was 37.9% versus 34.8% during the three months ended June 30, 2015. The increase in the effective tax rate for the three months ended June 30, 2016 versus the three months ended June 30, 2015 was primarily due to the impact of certain non-deductible items in the current year period related to the agreement to sell Pediacare, New Skin and Fiber Choice. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2017 is expected to be approximately 35.5%, excluding the impact of acquisitions and discrete items that may occur.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of borrowings and funds generated from operations.  Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities, will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard.

The following table summarizes our cash provided by (used in) operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,
(In thousands)	2016	2015
Cash provided by (used in):
Operating Activities	$50,751	$43,521
Investing Activities	(895)	(436)
Financing Activities	(47,449)	(42,887)

Operating Activities
Net cash provided by operating activities was $50.8 million for the three months ended June 30, 2016 compared to $43.5 million for the three months ended June 30, 2015. The $7.2 million increase in net cash provided by operating activities was primarily due to an increase in non-cash charges of $33.9 million and an increase in working capital of $5.0 million, partially offset by a decrease in net income of $31.7 million. The decrease in net income was due to a loss on sale of assets associated with the agreement to sell Pediacare, New Skin and Fiber Choice.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of a decrease in the year-over-year change in prepaid expenses and other current assets and accounts receivable of $7.2 million and $2.6 million, respectively, and an increase in accrued liabilities of $3.5 million. These increases were partially offset by a decrease in the year-over-year change in accounts payable of $4.2 million and an increase in the year-over-year change in inventory of $4.1 million.

Non-cash charges increased $33.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a pre-tax loss on sale of assets of $55.5 million associated with loss on sale of assets discussed above. This increase was slightly offset by a decrease in deferred income taxes of $21.2 million due to the sale of assets discussed above.

Investing Activities
Net cash used in investing activities increased slightly to $0.9 million for the three months ended June 30, 2016 compared to net cash used in investing activities of $0.4 million for the three months ended June 30, 2015.

Financing Activities
Net cash used in financing activities was $47.4 million for the three months ended June 30, 2016 compared to net cash used in financing activities of $42.9 million for the three months ended June 30, 2015.  The change was primarily due to an increase in term loan repayments of $25.0 million year-over-year, offset partially by a decrease in net repayments under our existing credit facilities of $20.0 million in the current year period.

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands Holdings, Inc. (the "Borrower") entered into a new senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or Prestige Brands Holdings, Inc. (the "Company").

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

Also, on September 3, 2014, the Borrower entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL revolver. ABL Amendment No. 3 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at the Borrower's option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 ("Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provides for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.

The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the three months ended June 30, 2016, the average interest rate on the 2012 Term Loan was 4.7%.

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

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.2%.
In connection with the DenTek acquisition on February 5, 2016, we entered into Amendment No. 5 (“ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspended certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that is 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets are included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company receives net proceeds from an offering of debt securities.

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

The Borrower has the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Borrower may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount of the notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the Indenture, and accrued and unpaid interest, if any, to the date of redemption. In addition, before March 1, 2019, the Borrower may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control, as defined in the Indenture, the Borrower will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

As of June 30, 2016, we had an aggregate of $1,602.5 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$767.5 million of borrowings under the Term B-3 Loans; and

•	$85.0 million of borrowings under the 2012 ABL Revolver.

As of June 30, 2016, we had $38.6 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either June 30, 2016 or March 31, 2016 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.75 to 1.0 for the quarter ended June 30, 2016 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.50 to 1.0 for the quarter ended June 30, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At June 30, 2016, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2017. During the years ended March 31, 2016, 2015 and 2014, we made voluntary principal payments against outstanding indebtedness of $60.0 million, $130.0 million and $157.5 million, respectively, under the 2012 Term Loan. Under Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million. Since we have previously made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three months ended June 30, 2016, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for the fiscal year ended March 31, 2016 was $56.4 million. For the three months ended June 30, 2016, our related promotional expense was $14.4 million. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2016, our sales and operating income would have been reduced by approximately $5.6 million.  Net income would have been adversely affected by approximately $3.6 million.  Similarly, had we underestimated the promotional program rate by 10% for the three months ended June 30, 2016, our sales and operating income would have been adversely affected by approximately $1.4 million.  Net income would have been adversely affected by approximately $0.9 million for the three months ended June 30, 2016.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2016, we had 395 coupon events.  The amount recorded against revenues and accrued for these events during 2016 was $5.6 million. Cash settlement of coupon redemptions during 2016 was $3.5 million.  During the three months ended June 30, 2016, we had 161 coupon events.  The amount recorded against revenue and accrued for these events during the three months ended June 30, 2016 was $2.6 million. Cash settlement of coupon redemptions during the three months ended June 30, 2016 was $0.5 million.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2016, 2015 and 2014, returns represented 3.7%, 4.2% and 2.2%, respectively, of gross sales.  For the three months June 30, 2016, product returns represented 3.5% of gross sales.  At June 30, 2016 and March 31, 2016, the allowance for sales returns and cash discounts was $10.2 million and $10.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.2% to 4.2% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2016 by approximately $0.9 million.  Net income would have been reduced by approximately $0.6 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three months ended June 30, 2016 would have reduced our reported sales and operating income by approximately $0.2 million. Net income would have been reduced by approximately $0.2 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.6 million for the fiscal year ended March 31, 2016, while for the three months ended June 30, 2016, we recorded obsolescence costs of $0.7 million.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2016 would have adversely affected our reported operating income and net income for the fiscal year ended March 31, 2016 by less than $0.1 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three months ended June 30, 2016 would have adversely affected each of our reported operating income and net income by less than $0.1 million.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.8% of accounts receivable at June 30, 2016 and March 31, 2016.  Bad debt expense for the fiscal year ended March 31, 2016 was approximately $0.1 million, while during the three months ended June 30, 2016, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2016 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three months ended June 30, 2016 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,580.1 million and $2,682.9 million at June 30, 2016 and March 31, 2016, respectively.  At June 30, 2016, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$327,695	$22,030	$6,800	$356,525

Intangible assets, net
Indefinite-lived:
Analgesics	308,205	2,009	—	310,214
Cough & Cold	138,946	18,681	—	157,627
Women's Health	532,300	1,637	—	533,937
Gastrointestinal	213,639	59,094	—	272,733
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	180,020	1,935	—	181,955
Oral Care	241,238	—	—	241,238
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,786,666	83,356	110,272	1,980,294

Finite-lived:
Analgesics	41,373	—	—	41,373
Cough & Cold	28,561	566	—	29,127
Women's Health	35,489	260	—	35,749
Gastrointestinal	8,938	202	—	9,140
Eye & Ear Care	28,087	—	—	28,087
Dermatologicals	22,724	—	—	22,724
Oral Care	40,348	425	—	40,773
Other OTC	14,050	—	—	14,050
Household Cleaning	—	—	22,242	22,242
Total finite-lived intangible assets, net	219,570	1,453	22,242	243,265
Total intangible assets, net	2,006,236	84,809	132,514	2,223,559
Total goodwill and intangible assets, net	$2,333,931	$106,839	$139,314	$2,580,084

At June 30, 2016, our highest valued brands were Monistat, BC/Goody's, DenTek, and Clear Eyes, comprising approximately 54.0% of the intangible assets within the OTC Healthcare segments. The Comet, Chore Boy, and Spic and Span brands comprise substantially all of the intangible assets value within the Household Cleaning segment.

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

Goodwill
As of February 29, our annual impairment review date, and March 31, 2016, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values. In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions. In the event that the carrying value of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. As of June 30, 2016, we had entered into an agreement to sell Pediacare, New Skin and Fiber Choice. This transaction met the criteria as held for sale, and we measured the related assets at the lower of carrying value or fair value less cost to sell. We did not record an impairment charge as the fair values of these brands exceeded our carrying values. As of June 30, 2016, other than the agreement noted above, there have been no triggering events that would indicate potential impairment of goodwill and no impairment charge was recorded during the three months ended June 30, 2016.

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

Although we experienced declines in revenues in certain other brands in the past, we continue to believe that the fair values of our remaining brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds carrying value, in which case a non-cash impairment charge may be recorded in future periods.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $1.9 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements
In May 2016, the FASB issued Accounting Standards Update ("ASU") 2016-12, Revenue from Contracts with Customers. The amendments do not change the core principle of the guidance in FASB ASC 606. Rather, the amendments in this update affect only certain narrow aspects of FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on identifying performance obligations and licensing in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "goal," "future," "seek," "may," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our inability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our inability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

For more information, see “Risk Factors” contained in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2016, we had variable rate debt of approximately $852.5 million under our 2012 Term Loan.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2016 of approximately $2.2 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2016 and 2015, approximately 11.4% of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2016 and 2015. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 10.2% impact on pre-tax income of approximately $0.9 million for the three months ended June 30, 2016 and a less than 5.0% impact on pre-tax income of approximately $0.7 million for the three months ended June 30, 2015. The increase in the impact on pre-tax income year-over-year was primarily due to a pre-tax loss on the sale of assets of $55.5 million in the first quarter of 2017. Excluding this loss, and holding all other variables constant, a hypothetical 10.0% adverse change in foreign currency exchange rates would have resulted in a less than 5.0% impact on pre-tax income for the three months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2016.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As stated in our most recent Annual Report on Form 10-K, we completed the acquisition of DenTek Holdings, Inc. ("DenTek") during the fourth quarter of 2016. We are currently in the process of incorporating DenTek's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the quarter ended June 30, 2016 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016.

Our annual and quarterly results from operations may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, many of which are beyond our control, resulting in a decline in the price of our securities.

Our annual and quarterly results from operations may fluctuate significantly because of numerous factors, including:

•	The timing of when we make acquisitions or introduce new products;

•	Our inability to increase the sales of our existing products and expand their distribution;

•	The timing of the introduction or return to the market of competitive products and the introduction of store brand products;

•	Inventory management resulting from consolidation among our customers;

•	Adverse regulatory or market events in the United States or in our international markets;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	The discontinuation and return of our products from retailers;

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Litigation matters;

•	Unanticipated increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	—	—	n/a	n/a
May 1 to May 31, 2016	24,988	$55.82	n/a	n/a
June 1 to June 30, 2016	—	—	n/a	n/a
Total	24,988		n/a	n/a
(a) These purchases were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
The 2016 Annual Meeting of Stockholders of the Company was held on August 2, 2016. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2017 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	46,542,264	166,725	1,894,971
John E. Byom	46,539,622	169,367	1,894,971
Gary E. Costley	46,379,523	329,466	1,894,971
Sheila A. Hopkins	46,540,293	168,696	1,894,971
James M. Jenness	46,539,837	169,152	1,894,971
Carl J. Johnson	46,538,835	170,154	1,894,971
Natale S. Ricciardi	46,540,888	168,101	1,894,971

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2017.

For	Against	Abstentions
48,110,930	351,738	141,292

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
45,300,286	1,145,253	263,450	1,894,971

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 4, 2016	By:	/s/ David S. Marberger
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