Form 10-Q
period 2016-09-30
Prestige Brands Holdings, Inc.
filed 2016-11-03
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒
As of October 28, 2016, there were 52,934,148 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues
Net sales	$215,017	$205,262	$423,787	$396,549
Other revenues	35	803	840	1,648
Total revenues	215,052	206,065	424,627	398,197

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	91,087	86,125	179,071	166,021
Gross profit	123,965	119,940	245,556	232,176

Operating Expenses
Advertising and promotion	28,592	27,893	56,227	54,315
General and administrative	18,795	16,462	38,252	34,051
Depreciation and amortization	6,016	5,687	12,848	11,407
(Gain) loss on sales of assets	(496)	—	54,957	—
Total operating expenses	52,907	50,042	162,284	99,773
Operating income	71,058	69,898	83,272	132,403

Other (income) expense
Interest income	(46)	(33)	(103)	(60)
Interest expense	20,876	20,700	42,060	42,611
Loss on extinguishment of debt	—	—	—	451
Total other expense	20,830	20,667	41,957	43,002
Income before income taxes	50,228	49,231	41,315	89,401
Provision for income taxes	18,033	17,428	14,651	31,425
Net income	$32,195	$31,803	$26,664	$57,976

Earnings per share:
Basic	$0.61	$0.60	$0.50	$1.10
Diluted	$0.60	$0.60	$0.50	$1.09

Weighted average shares outstanding:
Basic	52,993	52,803	52,941	52,676
Diluted	53,345	53,151	53,329	53,055

Comprehensive income, net of tax:
Currency translation adjustments	2,703	(11,079)	(3,121)	(11,484)
Total other comprehensive (loss) income	2,703	(11,079)	(3,121)	(11,484)
Comprehensive income	$34,898	$20,724	$23,543	$46,492
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$30,458	$27,230
Accounts receivable, net	92,869	95,247
Inventories	97,959	91,263
Deferred income tax assets	10,646	10,108
Prepaid expenses and other current assets	11,341	25,165
Assets held for sale	36,400	—
Total current assets	279,673	249,013

Property and equipment, net	13,732	15,540
Goodwill	351,662	360,191
Intangible assets, net	2,181,128	2,322,723
Other long-term assets	4,783	1,324
Total Assets	$2,830,978	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$39,041	$38,296
Accrued interest payable	8,264	8,664
Other accrued liabilities	67,006	59,724
Total current liabilities	114,311	106,684

Long-term debt
Principal amount	1,502,000	1,652,500
Less unamortized debt costs	(22,337)	(27,191)
Long-term debt, net	1,479,663	1,625,309

Deferred income tax liabilities	459,527	469,622
Other long-term liabilities	2,837	2,840
Total Liabilities	2,056,338	2,204,455

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,265 shares at September 30, 2016 and 53,066 shares at March 31, 2016	532	530
Additional paid-in capital	453,336	445,182
Treasury stock, at cost - 331 shares at September 30, 2016 and 306 shares at March 31, 2016	(6,558)	(5,163)
Accumulated other comprehensive loss, net of tax	(26,646)	(23,525)
Retained earnings	353,976	327,312
Total Stockholders' Equity	774,640	744,336
Total Liabilities and Stockholders' Equity	$2,830,978	$2,948,791
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2016	2015
Operating Activities
Net income	$26,664	$57,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,848	11,407
Loss (gain) on sales of intangible assets and property and equipment	55,112	(36)
Deferred income taxes	(10,602)	21,985
Amortization of debt origination costs	5,097	4,055
Stock-based compensation costs	3,933	5,034
Loss on extinguishment of debt	—	451
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	356	(3,918)
Inventories	(10,663)	(3,838)
Prepaid expenses and other current assets	10,112	3,436
Accounts payable	820	(4,519)
Accrued liabilities	6,605	(1,443)
Net cash provided by operating activities	100,282	90,590

Investing Activities
Purchases of property and equipment	(1,404)	(1,683)
Proceeds from sales of intangible assets	52,353	—
Proceeds from the sale of property and equipment	75	344
Net cash provided by (used in) investing activities	51,024	(1,339)

Financing Activities
Term loan repayments	(130,500)	(50,000)
Borrowings under revolving credit agreement	20,000	15,000
Repayments under revolving credit agreement	(40,000)	(55,000)
Payments of debt origination costs	(9)	(4,211)
Proceeds from exercise of stock options	3,423	6,398
Proceeds from restricted stock exercises	—	544
Excess tax benefits from share-based awards	800	1,850
Fair value of shares surrendered as payment of tax withholding	(1,395)	(2,187)
Net cash used in financing activities	(147,681)	(87,606)

Effects of exchange rate changes on cash and cash equivalents	(397)	(811)
Increase in cash and cash equivalents	3,228	834
Cash and cash equivalents - beginning of period	27,230	21,318
Cash and cash equivalents - end of period	$30,458	$22,152

Interest paid	$37,259	$40,550
Income taxes paid	$6,743	$3,707
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Basis of Presentation

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

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in these Consolidated Financial Statements.  In the opinion of management, these Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2017”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2017.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at September 30, 2016 are uninsured, and approximately 27.8% of our consolidated cash balances at September 30, 2016 are located in the United States.

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

Debt Origination Costs
We have incurred debt origination costs in connection with the issuance of our long-term debt.  These costs are amortized over the term of the related debt, using the effective interest method for our bonds and our term loan facility and the straight-line method for our revolving credit facility.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $10.9 million and $21.4 million for the three and six months ended September 30, 2016, respectively, and $10.4 million and $19.1 million for the three and six months ended September 30, 2015, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these new distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested restricted stock units, are included in the earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and restricted stock units has an anti-dilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share.

Recently Issued Accounting Standards
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on our Consolidated Financial Statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers. The amendments do not change the core principle of the guidance in FASB ASC 606, discussed below. Rather, the amendments in this update affect only certain narrow aspects of FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which Prestige agreed to acquire DenTek from its stockholders for a purchase price of $228.3 million. The acquisition expands Prestige's portfolio of brands, strengthens its existing oral care platform and increases its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its Asset Based Loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in the Company's North American and International OTC Healthcare segments.

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

Based on this preliminary analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at September 30, 2016 was 18.0 years.

We also recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

3.	Divestitures and Assets Held for Sale

Divestitures
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain assets. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the assets until entering into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice, which were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively.

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of preliminary inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the agreement and within approximately 18 months following the closing date of the transaction. During the six months ended September 30, 2016, we recorded a preliminary pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the disposition.

The following table sets forth the components of the assets sold and the pre-tax loss recognized on the sale.

(In thousands)	July 7, 2016
Components of assets sold:
Inventory	$2,380
Intangible assets, net	91,208
Goodwill	2,920
Assets sold	96,508
Total purchase price to be received	42,380
54,128
Costs to sell	2,018
Pre-tax loss on sale	$56,146

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the agreement. The buyer paid a $1.25 million deposit in September 2016, and has recently notified us of its election to exercise the option. We currently expect that this transaction will be completed by March 31, 2017, although the buyer has until December 31, 2017 to complete the transaction. Accordingly, the Dermoplast transaction is not included in the table above and the $1.25 million option deposit is included in our other accrued liabilities at September 30, 2016. The inventory and other assets related to Dermoplast are included in the assets held for sale table below.

Assets Held for Sale
In connection with the divestiture above, the buyer recently notified us of its intention to exercise its option and purchase the Dermoplast brand. As such, we expect to conclude this transaction by March 31, 2017 and the following table sets forth the assets held for sale as of September 30, 2016 related to our Dermoplast brand.

(In thousands)	September 30, 2016
Components of assets held for sale:
Inventory	$619
Intangible assets, net	31,030
Goodwill	4,751
Assets Held for Sale	$36,400

4.	Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	September 30, 2016	March 31, 2016
Components of Accounts Receivable
Trade accounts receivable	$103,744	$105,592
Other receivables	1,011	1,261
	104,755	106,853
Less allowances for discounts, returns and uncollectible accounts	(11,886)	(11,606)
Accounts receivable, net	$92,869	$95,247

5.	Inventories

Inventories consist of the following:

(In thousands)	September 30, 2016	March 31, 2016
Components of Inventories
Packaging and raw materials	$7,552	$7,563
Finished goods	90,407	83,700
Inventories	$97,959	$91,263

Inventories are carried and depicted above at the lower of cost or market value, which includes a reduction in inventory values of $4.5 million and $4.8 million at September 30, 2016 and March 31, 2016, respectively, related to obsolete and slow-moving inventory.

6.	Property and Equipment

Property and equipment consist of the following:

(In thousands)	September 30, 2016	March 31, 2016
Components of Property and Equipment
Machinery	$8,122	$7,734
Computer equipment	12,928	12,793
Furniture and fixtures	2,501	2,445
Leasehold improvements	7,372	7,389
	30,923	30,361
Accumulated depreciation	(17,191)	(14,821)
Property and equipment, net	$13,732	$15,540

We recorded depreciation expense of $1.5 million and $3.0 million for the three and six months ended September 30, 2016, respectively. We recorded depreciation expense of $1.2 million and $2.5 million for the three and six months ended September 30, 2015, respectively.

7.	Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2016	$330,615	$22,776	$6,800	$360,191
Reductions	(7,670)	—	(555)	(8,225)
Effects of foreign currency exchange rates	—	(304)	—	(304)
Balance — September 30, 2016	$322,945	$22,472	$6,245	$351,662

In August 2016, we sold the rights to use of the Comet brand in certain geographic areas (see Note 8 below for further information) and reduced goodwill by $0.6 million as a result.

On July 7, 2016, we completed the sale of Pediacare, New Skin and Fiber Choice (see Note 3 above for further details) for $40.0 million plus the cost of inventory and received $40.1 million including preliminary inventory, less certain immaterial holdbacks, and reduced goodwill by $2.9 million as a result. In addition, as discussed in Note 3, in connection with this sale, the buyer has exercised its option and notified us of its intention to purchase Dermoplast. As such, we have reclassified $4.8 million of goodwill to assets held for sale as of September 30, 2016.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 29, 2016, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2016. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 29, 2016, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of September 30, 2016, no events have occurred that would indicate potential impairment of goodwill.

8.	Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2016	$2,020,046	$417,880	$2,437,926
Reductions	(77,248)	(60,103)	(137,351)
Effects of foreign currency exchange rates	(380)	(103)	(483)
Balance — September 30, 2016	1,942,418	357,674	2,300,092

Accumulated Amortization
Balance — March 31, 2016	—	115,203	115,203
Additions	—	9,865	9,865
Reductions	—	(6,102)	(6,102)
Effects of foreign currency exchange rates	—	(2)	(2)
Balance — September 30, 2016	—	118,964	118,964

Intangible assets, net - September 30, 2016	$1,942,418	$238,710	$2,181,128

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,755,636	$215,817	$1,971,453
International OTC Healthcare	85,520	1,087	86,607
Household Cleaning	101,262	21,806	123,068
Intangible assets, net - September 30, 2016	$1,942,418	$238,710	$2,181,128

Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas anytime after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

On July 7, 2016, we completed the sale of Pediacare, New Skin and Fiber Choice (see Note 3 above for further details) brands for $40.0 million plus the cost of inventory and received $40.1 million including the cost of preliminary inventory, less certain immaterial holdbacks, and reduced our indefinite and finite-lived trademarks by $37.2 million and $54.0 million, respectively. During the six months ended September 30, 2016, we recorded a preliminary pre-tax loss of $56.2 million on the sale of these brands. In addition, as discussed in Note 3, in connection with this sale, the buyer has exercised its option and notified us of its intention to purchase Dermoplast. As such, we have reclassified $31.0 million of indefinite-lived intangible assets to assets held for sale as of September 30, 2016.

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

The weighted average remaining life for finite-lived intangible assets at September 30, 2016 was approximately 13.1 years, and the amortization expense for the three and six months ended September 30, 2016 was $4.6 million and $9.9 million, respectively. At September 30, 2016, finite-lived intangible assets are being amortized over a period of 10 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2017 (Remaining six months ending March 31, 2017)	$9,113
2018	18,062
2019	18,062
2020	18,062
2021	17,640
Thereafter	157,771
$238,710

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2016	March 31, 2016

Accrued marketing costs	$29,938	$26,373
Accrued compensation costs	5,572	9,574
Accrued broker commissions	965	1,497
Income taxes payable	10,284	3,675
Accrued professional fees	3,050	1,787
Deferred rent	690	836
Accrued production costs	3,023	3,324
Accrued lease termination costs	384	448
Income tax related payable	6,354	6,354
Other accrued liabilities	6,746	5,856
	$67,006	$59,724

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

On February 21, 2013, we entered into Amendment No. 1 ("Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. The new Term B-1 Loans would have matured on the same date as the Term B Loans' original maturity date.  In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the Company's 8.125% senior notes due in 2020 and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver. In connection with Term Loan Amendment No. 1, during the fourth quarter ended March 31, 2013, we recognized a $1.4 million loss on the extinguishment of debt.

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

Also, on September 3, 2014, we entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 ("Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provided for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the six months ended September 30, 2016, the average interest rate on the 2012 Term Loan was 5.0%.

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provided for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.4%.
In connection with the DenTek acquisition on February 5, 2016, we entered into Amendment No. 5 (“ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspended certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that was 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets were included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company received net proceeds from an offering of debt securities.

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

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At September 30, 2016, we were in compliance with the covenants under our long-term indebtedness.

At September 30, 2016, we had an aggregate of $1.1 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $22.3 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $5.0 million related to the 2013 Senior Notes, $5.1 million related to the 2016 Senior Notes, and $12.2 million related to the 2012 Term Loan.

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

At September 30, 2016, we had $65.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $68.2 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2016	March 31, 2016
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$350,000	$350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	687,000	817,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	65,000	85,000
Total long-term debt (including current portion)	1,502,000	1,652,500
Current portion of long-term debt	—	—
Long-term debt	1,502,000	1,652,500
Less: unamortized debt costs	(22,337)	(27,191)
Long-term debt, net	$1,479,663	$1,625,309

At September 30, 2016, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2013 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2017 (remaining six months ending March 31, 2017)	$—
2018	—
2019	—
2020	—
2021	65,000
Thereafter	1,437,000
$1,502,000

11.	Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the Term B-3 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at September 30, 2016 and March 31, 2016).

	September 30, 2016		March 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$371,000	$350,000	$363,125
2013 Senior Notes	400,000	414,000	400,000	408,000
Term B-3 Loans	687,000	693,011	817,500	818,522
2012 ABL Revolver	65,000	65,000	85,000	85,000

At September 30, 2016 and March 31, 2016, we did not have any assets or liabilities measured in Level 1 or 3.

12.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2016.

During each of the three months ended September 30, 2016 and 2015, we did not repurchase any shares of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. During the six months ended September 30, 2016 and 2015, we repurchased 24,988 shares and 39,429 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the six months ended September 30, 2016 and 2015 were at an average price of $55.82 and $41.66, respectively. All of the repurchased shares have been recorded as treasury stock.

13.	Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at September 30, 2016 and March 31, 2016:

	September 30,	March 31,
(In thousands)	2016	2016
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(26,646)	$(23,525)
Accumulated other comprehensive loss, net of tax	$(26,646)	$(23,525)

14.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units. In loss periods, the assumed exercise of in-the-money stock options and restricted stock units has an anti-dilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator
Net income	$32,195	$31,803	$26,664	$57,976

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,993	52,803	52,941	52,676
Dilutive effect of unvested restricted stock units and options issued to employees and directors	352	348	388	379
Denominator for diluted earnings per share	53,345	53,151	53,329	53,055

Earnings per Common Share:
Basic net earnings per share	$0.61	$0.60	$0.50	$1.10

Diluted net earnings per share	$0.60	$0.60	$0.50	$1.09

For each of the three months ended September 30, 2016 and 2015, there were 0.2 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For each of the six months ended September 30, 2016 and 2015, there were 0.2 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and six months ended September 30, 2016, pre-tax share-based compensation costs charged against income were $2.0 million and $3.9 million, respectively, and the related income tax benefit recorded was $0.5 million and $1.2 million, respectively. During the three and six months ended September 30, 2015, pre-tax share-based compensation costs charged against income were $2.0 million and $5.0 million, respectively, and the related income tax benefit recorded was $0.7 million and $1.8 million, respectively.

At September 30, 2016, there were $12.4 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 years.  The total fair value of options and restricted stock units vested during the six months ended September 30, 2016 and 2015 was $6.0 million and $6.5 million, respectively.  For the six months ended September 30, 2016 and 2015, we issued 92,718 and 153,603 shares of restricted stock units, respectively, and received cash from the exercise of stock options of $3.4 million and $6.4 million, respectively. Accordingly, we realized $1.7 million and $3.5 million, respectively, in tax benefits from the tax deductions resulting from these restricted stock issuances and stock option exercises. At September 30, 2016, there were 2.4 million shares available for issuance under the Plan.

On May 9, 2016, the Compensation Committee of our Board of Directors granted 49,064 shares of restricted stock units and stock options to acquire 224,843 shares of our common stock to certain executive officers and employees under the Plan. All of the shares of restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $57.18 per share, which is equal to the closing price for our common stock on the date of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested restricted common stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.
On September 12, 2016, we announced that Christine Sacco had been appointed as Chief Financial Officer of the Company, effective that same day. In connection with Ms. Sacco's appointment as Chief Financial Officer on September 12, 2016, the Company executed an offer letter with Ms. Sacco, which sets forth the terms of her compensation as approved by the Compensation Committee of the Board of Directors. In accordance with the terms of her offer letter, the Company granted Ms. Sacco 5,012 shares of restricted stock units and stock options to acquire 25,746 shares of our common stock under the Plan.The restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $47.39 per share, which is equal to the closing price of our common stock on the date of grant.
Restricted Shares

Restricted shares granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The restricted stock unit awards provide for accelerated vesting if there is a change of control, as defined in the Plan.  The restricted stock units granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the restricted stock units, unless otherwise accelerated by the Compensation Committee. The restricted stock units granted to directors vest in their entirety one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, and will be settled by delivery to the director of one share of common stock of the Company for each vested restricted stock unit promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

At our annual meeting date on August 2, 2016, each of our six independent members of the Board of Directors received a grant of 1,896 restricted stock units under the Plan. Additionally, on May 26, 2016 , the Compensation Committee granted 346 restricted stock units to a newly appointed Board member.

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended September 30, 2016 and 2015 was $55.65 and $42.20, respectively.

A summary of the Company's restricted stock units granted under the Plan is presented below:

Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2015
Vested and nonvested at March 31, 2015	362.3	$22.74
Granted	259.5	42.20
Vested and issued	(153.6)	18.16
Forfeited	(1.4)	33.50
Vested and nonvested at September 30, 2015	466.8	35.03
Vested at September 30, 2015	69.8	14.76

Six months ended September 30, 2016
Vested and nonvested at March 31, 2016	467.8	$35.22
Granted	65.8	55.65
Vested and issued	(92.7)	28.47
Forfeited	(91.0)	41.69
Vested and nonvested at September 30, 2016	349.9	39.16
Vested at September 30, 2016	63.4	20.12

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

The weighted-average grant-date fair values of the options granted during the six months ended September 30, 2016 and 2015 were $21.87 and $17.10, respectively.

	Six months ended September 30,
	2016	2015
Expected volatility	37.8%	40.2%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	1.7%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2015
Outstanding at March 31, 2015	871.2	$23.40
Granted	200.1	41.80
Exercised	(336.9)	18.99
Forfeited or expired	(2.1)	38.16
Outstanding at September 30, 2015	732.3	30.42	8.1	$10,816
Exercisable at September 30, 2015	319.5	21.91	7.0	$7,430

Six months ended September 30, 2016
Outstanding at March 31, 2016	727.7	$30.70
Granted	250.6	56.17
Exercised	(107.1)	31.97
Forfeited or expired	(90.7)	42.56
Outstanding at September 30, 2016	780.5	37.33	7.5	$10,326
Exercisable at September 30, 2016	383.7	25.61	6.5	$8,693

The aggregate intrinsic value of options exercised in the six months ended September 30, 2016 was $2.4 million.

16.	Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 35.9% and 35.4% for the three months ended September 30, 2016 and 2015, respectively. The effective rates used in the calculation of income taxes were 35.5% and 35.2% for the six months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate for the three and six months ended September 30, 2016 was primarily due to non-deductible goodwill associated with the sale of rights to use Comet in certain geographic areas. See Note 8 above for further information on the sale of rights to use Comet.

During the six months ended September 30, 2016, we realized a net reduction to our deferred tax liability of $27.5 million as a result of the sale of Pediacare, New Skin and Fiber Choice.

At September 30, 2016, a 100% owned subsidiary of the Company had a net operating loss carryforward of approximately $14.0 million ($5.0 million, tax effected), which may be used to offset future taxable income of the consolidated group and begins to expire in 2025. The Company expects to fully utilize the loss carryover before it expires.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $33.6 million.

The balance in our uncertain tax liability was $4.1 million at September 30, 2016 and March 31, 2016. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

The following summarizes future minimum lease payments for our operating leases as of September 30, 2016:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total (a)
2017 (Remaining six months ending March 31, 2017)	$1,048	$76	$1,124
2018	2,029	152	2,181
2019	2,023	152	2,175
2020	1,848	89	1,937
2021	903	—	903
Thereafter	59	—	59
	$7,910	$469	$8,379
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.0 million due to us in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

(In thousands)	September 30, 2016	March 31, 2016
Minimum lease payments	$8,379	$8,434
Less: Sublease rentals	(1,036)	(1,165)
	$7,343	$7,269

Rent expense for the three months ended September 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively.
Rent expense for the six months ended September 30, 2016 and 2015 was $1.1 million and $0.8 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2017 (Remaining six months ending March 31, 2017)	518
2018	1,013
2019	982
2020	559
2021	—
$3,072

18.	Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three and six months ended September 30, 2016, approximately 41.6% and 42.0%, respectively, of our total revenues were derived from our five top selling brands.  During the three and six months ended September 30, 2015, approximately 41.7% and 42.8%, respectively, of our total revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 21.1% and 20.9%, respectively, of our gross revenues for the three and six months ended September 30, 2016. Walmart accounted for approximately 19.6% and 19.7%, respectively, of our gross revenues for the three and six months ended September 30, 2015. Walgreens accounted for approximately 10.7% and 10.5% of gross revenues for the three and six months ended September 30, 2016, respectively. Walgreens accounted for approximately 10.0% and 9.7% of gross revenues for the three and six months ended September 30, 2015, respectively. At September 30, 2016, approximately 23.5% and 10.6% of accounts receivable were owed by Walmart and Walgreens, respectively.

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

At September 30, 2016, we had relationships with 116 third-party manufacturers.  Of those, we had long-term contracts with 49 manufacturers that produced items that accounted for approximately 78.8% of gross sales for the six months ended September 30, 2016. At September 30, 2015, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 48 manufacturers that produced items that accounted for approximately 81.3% of gross sales for the six months ended September 30, 2015. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$172,590	$18,802	$23,768	$215,160
Elimination of intersegment revenues	(143)	—	—	(143)
Third-party segment revenues	172,447	18,802	23,768	215,017
Other revenues	—	2	33	35
Total segment revenues	172,447	18,804	23,801	215,052
Cost of sales	65,402	7,096	18,589	91,087
Gross profit	107,045	11,708	5,212	123,965
Advertising and promotion	24,811	3,244	537	28,592
Contribution margin	$82,234	$8,464	$4,675	95,373
Other operating expenses*				24,315
Operating income				71,058
Other expense				20,830
Income before income taxes				50,228
Provision for income taxes				18,033
Net income				$32,195
*Other operating expenses for the three months ended September 30, 2016 includes a pre-tax loss on sale of assets of $0.7 million related to Pediacare, New Skin, and Fiber Choice and a pre-tax gain on sale of assets of $1.2 million associated with the sale of license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax loss on sale of assets related to Pediacare, New Skin, and Fiber Choice are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet are included in the Household Cleaning segment.

	Six Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$345,891	$34,602	$44,658	$425,151
Elimination of intersegment revenues	(1,364)	—	—	(1,364)
Third-party segment revenues	344,527	34,602	44,658	423,787
Other revenues	—	6	834	840
Total segment revenues	344,527	34,608	45,492	424,627
Cost of sales	129,636	14,044	35,391	179,071
Gross profit	214,891	20,564	10,101	245,556
Advertising and promotion	49,851	5,368	1,008	56,227
Contribution margin	$165,040	$15,196	$9,093	189,329
Other operating expenses*				106,057
Operating income				83,272
Other expense				41,957
Income before income taxes				41,315
Provision for income taxes				14,651
Net income				$26,664
*Other operating expenses for the six months ended September 30, 2016 includes a pre-tax loss on sale of assets of $56.2 million related to Pediacare, New Skin, and Fiber Choice and a pre-tax gain on sale of assets of $1.2 million associated with the sale of license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax loss on sale of assets related to Pediacare, New Skin, and Fiber Choice are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet are included in the Household Cleaning segment.

	Three Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues**	$166,886	$15,954	$23,894	$206,734
Elimination of intersegment revenues	(1,472)	—	—	(1,472)
Third-party segment revenues	165,414	15,954	23,894	205,262
Other revenues**	—	6	797	803
Total segment revenues	165,414	15,960	24,691	206,065
Cost of sales**	61,497	6,094	18,534	86,125
Gross profit	103,917	9,866	6,157	119,940
Advertising and promotion	24,440	2,777	676	27,893
Contribution margin	$79,477	$7,089	$5,481	92,047
Other operating expenses				22,149
Operating income				69,898
Other expense				20,667
Income before income taxes				49,231
Provision for income taxes				17,428
Net income				$31,803

	Six Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues**	$323,978	$29,410	$45,361	$398,749
Elimination of intersegment revenues	(2,200)	—	—	(2,200)
Third-party segment revenues	321,778	29,410	45,361	396,549
Other revenues**	15	31	1,602	1,648
Total segment revenues	321,793	29,441	46,963	398,197
Cost of sales**	119,624	11,383	35,014	166,021
Gross profit	202,169	18,058	11,949	232,176
Advertising and promotion	47,635	5,500	1,180	54,315
Contribution margin	$154,534	$12,558	$10,769	177,861
Other operating expenses				45,458
Operating income				132,403
Other expense				43,002
Income before income taxes				89,401
Provision for income taxes				31,425
Net income				$57,976

**Certain immaterial amounts relating to gross segment revenues, other revenues and cost of sales for each of the three and six months ended September 30, 2015 were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,993	$544	$—	$30,537
Cough & Cold	21,106	5,160	—	26,266
Women's Health	33,268	635	—	33,903
Gastrointestinal	16,280	6,088	—	22,368
Eye & Ear Care	22,934	2,989	—	25,923
Dermatologicals	22,952	567	—	23,519
Oral Care	24,368	2,820	—	27,188
Other OTC	1,546	1	—	1,547
Household Cleaning	—	—	23,801	23,801
Total segment revenues	$172,447	$18,804	$23,801	$215,052

	Six Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$58,119	$1,071	$—	$59,190
Cough & Cold	39,073	9,552	—	48,625
Women's Health	66,155	1,571	—	67,726
Gastrointestinal	35,386	10,344	—	45,730
Eye & Ear Care	48,941	5,785	—	54,726
Dermatologicals	45,650	1,238	—	46,888
Oral Care	48,179	5,037	—	53,216
Other OTC	3,024	10	—	3,034
Household Cleaning	—	—	45,492	45,492
Total segment revenues	$344,527	$34,608	$45,492	$424,627

	Three Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,694	$688	$—	$30,382
Cough & Cold	24,456	4,746	—	29,202
Women's Health	33,607	804	—	34,411
Gastrointestinal	19,061	5,342	—	24,403
Eye & Ear Care	24,163	3,578	—	27,741
Dermatologicals	23,197	611	—	23,808
Oral Care	9,733	189	—	9,922
Other OTC	1,503	2	—	1,505
Household Cleaning	—	—	24,691	24,691
Total segment revenues	$165,414	$15,960	$24,691	$206,065

	Six Months Ended September 30, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$56,542	$1,218	$—	$57,760
Cough & Cold	44,215	9,252	—	53,467
Women's Health	66,515	1,504	—	68,019
Gastrointestinal	39,381	9,150	—	48,531
Eye & Ear Care	49,223	6,780	—	56,003
Dermatologicals	43,292	1,145	—	44,437
Oral Care	19,710	383	—	20,093
Other OTC	2,915	9	—	2,924
Household Cleaning	—	—	46,963	46,963
Total segment revenues	$321,793	$29,441	$46,963	$398,197

During the three months ended September 30, 2016 and 2015, approximately 85.8% of our total segment revenues were from customers in the United States. During the six months ended September 30, 2016 and 2015, approximately 86.7% and 86.5%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended September 30, 2016, our Canada and Australia sales accounted for approximately 5.4% and 5.9%, respectively, of our total segment revenues, while during the three months ended September 30, 2015, approximately 5.5% and 6.8%, respectively, of our total segment revenues were attributable to sales to Canada and Australia. During the six months ended September 30, 2016, our Canada and Australia sales accounted for approximately 5.1% and 5.5%, respectively, of our total segment revenues, while during the six months ended September 30, 2015, approximately 5.3% and 6.3%, respectively, of our total segment revenues were attributable to sales to Canada and Australia.

At September 30, 2016 and March 31, 2016, approximately 95.7% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.3% were located in Australia and the United Kingdom. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

September 30, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$322,945	$22,472	$6,245	$351,662

Intangible assets
Indefinite-lived	1,755,636	85,520	101,262	1,942,418
Finite-lived	215,817	1,087	21,806	238,710
Intangible assets, net	1,971,453	86,607	123,068	2,181,128
Total	$2,294,398	$109,079	$129,313	$2,532,790

March 31, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets
Indefinite-lived	1,823,873	85,901	110,272	2,020,046
Finite-lived	277,762	2,237	22,678	302,677
Intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total	$2,432,250	$110,914	$139,750	$2,682,914

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of September 30, 2016 and March 31, 2016, Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended September 30, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2016 and 2015. Such consolidating information includes separate columns for:

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

In the second quarter of fiscal 2017, the Company determined that it had incorrectly recorded certain intercompany transactions relating to the first quarter of fiscal 2017 in the condensed consolidating financial statements. This resulted in an overstatement of equity in earnings of subsidiaries for Prestige Brands, Inc. (the “Issuer”) of $44.6 million and a net understatement of equity in earnings of subsidiaries for the eliminations of $44.6 million for the three months ended June 30, 2016.This item also resulted in corresponding adjustments to the investments in subsidiaries on the condensed consolidating balance sheet as of June 30, 2016 and adjustments to net income (loss) and equity in income of subsidiaries in the condensed consolidating statement of cash flows, although net cash provided by (used in) operating activities for the three months ended June 30, 2016 remained unchanged. These errors had no impact to the Company's consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows.

The Company assessed the materiality of these errors on the previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to the consolidated financial statements for the three months ended June 30, 2016. The Company appropriately reflected the intercompany transactions in the condensed consolidating financial statements for the six months ended September 30, 2016 and plans to revise the comparative presentation of the condensed consolidating financial statements for the period ended June 30, 2016 in future filings.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$26,013	$171,791	$17,358	$(145)	$215,017
Other revenues	—	72	33	494	(564)	35
Total revenues	—	26,085	171,824	17,852	(709)	215,052

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	11,066	74,380	6,478	(837)	91,087
Gross profit	—	15,019	97,444	11,374	128	123,965

Operating Expenses
Advertising and promotion	—	3,751	21,619	3,222	—	28,592
General and administrative	1,801	1,762	13,302	1,930	—	18,795
Depreciation and amortization	832	151	4,917	116	—	6,016
(Gain) loss on sale of assets		—	(496)	—	—	(496)
Total operating expenses	2,633	5,664	39,342	5,268	—	52,907
Operating income (loss)	(2,633)	9,355	58,102	6,106	128	71,058

Other (income) expense
Interest income	(12,077)	(21,459)	(1,292)	(156)	34,938	(46)
Interest expense	8,502	20,882	25,138	1,292	(34,938)	20,876
Equity in (income) loss of subsidiaries	(32,028)	(27,020)	(3,601)	—	62,649	—
Total other expense (income)	(35,603)	(27,597)	20,245	1,136	62,649	20,830
Income (loss) before income taxes	32,970	36,952	37,857	4,970	(62,521)	50,228
Provision for income taxes	775	3,526	12,363	1,369	—	18,033
Net income (loss)	$32,195	$33,426	$25,494	$3,601	$(62,521)	$32,195

Comprehensive (loss) income, net of tax:
Currency translation adjustments	2,703	2,703	2,703	2,703	(8,109)	2,703
Total other comprehensive (loss) income	2,703	2,703	2,703	2,703	(8,109)	2,703
Comprehensive (loss) income	$34,898	$36,129	$28,197	$6,304	$(70,630)	$34,898

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$53,972	$339,996	$31,184	$(1,365)	$423,787
Other revenues	—	147	834	980	(1,121)	840
Total revenues	—	54,119	340,830	32,164	(2,486)	424,627

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	23,152	145,842	12,478	(2,401)	179,071
Gross profit	—	30,967	194,988	19,686	(85)	245,556

Operating Expenses
Advertising and promotion	—	8,496	42,423	5,308	—	56,227
General and administrative	3,738	3,950	27,616	2,948	—	38,252
Depreciation and amortization	1,752	302	10,550	244	—	12,848
Loss on sale of assets		—	54,957	—	—	54,957
Total operating expenses	5,490	12,748	135,546	8,500	—	162,284
Operating income (loss)	(5,490)	18,219	59,442	11,186	(85)	83,272

Other (income) expense
Interest income	(24,044)	(42,721)	(2,566)	(315)	69,543	(103)
Interest expense	16,942	42,056	50,039	2,566	(69,543)	42,060
Equity in (income) loss of subsidiaries	(26,290)	(13,761)	(6,677)	—	46,728	—
Total other expense (income)	(33,392)	(14,426)	40,796	2,251	46,728	41,957
Income (loss) before income taxes	27,902	32,645	18,646	8,935	(46,813)	41,315
Provision for income taxes	1,238	6,704	4,451	2,258	—	14,651
Net income (loss)	$26,664	$25,941	$14,195	$6,677	$(46,813)	$26,664

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(3,121)	(3,121)	(3,121)	(3,121)	9,363	(3,121)
Total other comprehensive (loss) income	(3,121)	(3,121)	(3,121)	(3,121)	9,363	(3,121)
Comprehensive (loss) income	$23,543	$22,820	$11,074	$3,556	$(37,450)	$23,543

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,957	$164,772	$14,005	$(1,472)	$205,262
Other revenues	—	79	798	543	(617)	803
Total revenues	—	28,036	165,570	14,548	(2,089)	206,065

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	10,868	72,120	4,952	(1,815)	86,125
Gross profit	—	17,168	93,450	9,596	(274)	119,940

Operating Expenses
Advertising and promotion	—	3,204	21,933	2,756	—	27,893
General and administrative	1,199	1,300	12,912	1,051	—	16,462
Depreciation and amortization	1,030	147	4,447	63	—	5,687
Total operating expenses	2,229	4,651	39,292	3,870	—	50,042
Operating income (loss)	(2,229)	12,517	54,158	5,726	(274)	69,898

Other (income) expense
Interest income	(12,161)	(21,607)	(1,169)	(126)	35,030	(33)
Interest expense	8,964	20,303	25,294	1,169	(35,030)	20,700
Equity in (income) loss of subsidiaries	(31,441)	(19,746)	(3,385)	—	54,572	—
Total other (income) expense	(34,638)	(21,050)	20,740	1,043	54,572	20,667
Income (loss) before income taxes	32,409	33,567	33,418	4,683	(54,846)	49,231
Provision for income taxes	606	4,892	10,632	1,298	—	17,428
Net income (loss)	$31,803	$28,675	$22,786	$3,385	$(54,846)	$31,803

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(11,079)	(11,079)	(11,079)	(11,079)	33,237	(11,079)
Total other comprehensive (loss) income	(11,079)	(11,079)	(11,079)	(11,079)	33,237	(11,079)
Comprehensive income (loss)	$20,724	$17,596	$11,707	$(7,694)	$(21,609)	$20,724

Condensed Consolidating Statements of Income and Comprehensive Income
Six Months Ended September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$55,840	$317,296	$25,613	$(2,200)	$396,549
Other revenues	—	175	1,617	1,041	(1,185)	1,648
Total revenues	—	56,015	318,913	26,654	(3,385)	398,197

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	21,309	138,498	9,360	(3,146)	166,021
Gross profit	—	34,706	180,415	17,294	(239)	232,176

Operating Expenses
Advertising and promotion	—	5,721	43,161	5,433	—	54,315
General and administrative	2,514	3,855	24,863	2,819	—	34,051
Depreciation and amortization	2,019	293	8,892	203	—	11,407
Total operating expenses	4,533	9,869	76,916	8,455	—	99,773
Operating income (loss)	(4,533)	24,837	103,499	8,839	(239)	132,403

Other (income) expense
Interest income	(24,210)	(43,015)	(2,389)	(238)	69,792	(60)
Interest expense	17,454	42,211	50,349	2,389	(69,792)	42,611
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in (income) loss of subsidiaries	(56,747)	(36,701)	(4,835)	—	98,283	—
Total other (income) expense	(63,503)	(37,054)	43,125	2,151	98,283	43,002
Income (loss) before income taxes	58,970	61,891	60,374	6,688	(98,522)	89,401
Provision for income taxes	994	8,917	19,661	1,853	—	31,425
Net income (loss)	$57,976	$52,974	$40,713	$4,835	$(98,522)	$57,976

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(11,484)	(11,484)	(11,484)	(11,484)	34,452	(11,484)
Total other comprehensive (loss) income	(11,484)	(11,484)	(11,484)	(11,484)	34,452	(11,484)
Comprehensive income (loss)	$46,492	$41,490	$29,229	$(6,649)	$(64,070)	$46,492

Condensed Consolidating Balance Sheet
September 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,168	$—	$292	$21,998	$—	$30,458
Accounts receivable, net	—	11,677	67,356	13,836	—	92,869
Inventories	—	12,910	75,088	10,578	(617)	97,959
Deferred income tax assets	297	807	8,652	890	—	10,646
Prepaid expenses and other current assets	2,189	546	7,926	680	—	11,341
Assets held for sale	—	—	36,400	—	—	36,400
Total current assets	10,654	25,940	195,714	47,982	(617)	279,673

Property and equipment, net	7,963	314	4,889	566	—	13,732
Goodwill	—	66,007	263,183	22,472	—	351,662
Intangible assets, net	—	191,521	1,901,899	87,708	—	2,181,128
Other long-term assets	2,500	2,283	—	—	—	4,783
Intercompany receivables	1,478,481	2,573,184	1,461,115	12,506	(5,525,286)	—
Investment in subsidiary	1,665,764	1,538,358	83,983	—	(3,288,105)	—
Total Assets	$3,165,362	$4,397,607	$3,910,783	$171,234	$(8,814,008)	$2,830,978

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,643	$9,422	$24,097	$2,879	$—	$39,041
Accrued interest payable	—	8,264	—	—	—	8,264
Other accrued liabilities	11,731	1,841	47,137	6,297	—	67,006
Total current liabilities	14,374	19,527	71,234	9,176	—	114,311

Long-term debt
Principal amount	—	1,502,000	—	—	—	1,502,000
Less unamortized debt costs	—	(22,337)	—	—	—	(22,337)
Long-term debt, net	—	1,479,663	—	—	—	1,479,663

Deferred income tax liabilities	—	61,046	398,108	373	—	459,527
Other long-term liabilities		—	2,682	155	—	2,837
Intercompany payables	2,376,348	1,246,668	1,821,773	80,497	(5,525,286)	—
Total Liabilities	2,390,722	2,806,904	2,293,797	90,201	(5,525,286)	2,056,338

Stockholders' Equity
Common stock	532	—	—	—	—	532
Additional paid-in capital	453,336	1,280,947	1,359,921	78,774	(2,719,642)	453,336
Treasury stock, at cost	(6,558)	—	—	—	—	(6,558)
Accumulated other comprehensive (loss) income, net of tax	(26,646)	(26,646)	(26,646)	(26,646)	79,938	(26,646)
Retained earnings (accumulated deficit)	353,976	336,402	283,711	28,905	(649,018)	353,976
Total Stockholders' Equity	774,640	1,590,703	1,616,986	81,033	(3,288,722)	774,640
Total Liabilities and Stockholders' Equity	$3,165,362	$4,397,607	$3,910,783	$171,234	$(8,814,008)	$2,830,978

Condensed Consolidating Balance Sheet
March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,440	$—	$2,899	$19,891	$—	$27,230
Accounts receivable, net	—	12,025	74,446	8,776	—	95,247
Inventories	—	9,411	72,296	10,088	(532)	91,263
Deferred income tax assets	316	681	8,293	818	—	10,108
Prepaid expenses and other current assets	15,311	257	8,379	1,218	—	25,165
Total current assets	20,067	22,374	166,313	40,791	(532)	249,013

Property and equipment, net	9,166	210	5,528	636	—	15,540
Goodwill	—	66,007	271,409	22,775	—	360,191
Intangible assets, net	—	191,789	2,042,640	88,294	—	2,322,723
Other long-term assets	—	1,324	—	—	—	1,324
Intercompany receivables	1,457,011	2,703,192	1,083,488	10,738	(5,254,429)	—
Investment in subsidiary	1,641,477	1,527,718	81,545	—	(3,250,740)	—
Total Assets	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,914	$7,643	$24,437	$3,302	$—	$38,296
Accrued interest payable	—	8,664	—	—	—	8,664
Other accrued liabilities	12,285	1,714	38,734	6,991	—	59,724
Total current liabilities	15,199	18,021	63,171	10,293	—	106,684

Long-term debt
Principal amount	—	1,652,500	—	—	—	1,652,500
Less unamortized debt costs	—	(27,191)	—	—	—	(27,191)
Long-term debt, net	—	1,625,309	—	—	—	1,625,309

Deferred income tax liabilities	—	60,317	408,893	412	—	469,622
Other long-term liabilities	—	—	2,682	158	—	2,840
Intercompany payables	2,368,186	1,241,084	1,570,265	74,894	(5,254,429)	—
Total Liabilities	2,383,385	2,944,731	2,045,011	85,757	(5,254,429)	2,204,455

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	445,182	1,280,947	1,359,921	78,774	(2,719,642)	445,182
Treasury stock, at cost	(5,163)	—	—	—	—	(5,163)
Accumulated other comprehensive income (loss), net of tax	(23,525)	(23,525)	(23,525)	(23,525)	70,575	(23,525)
Retained earnings (accumulated deficit)	327,312	310,461	269,516	22,228	(602,205)	327,312
Total Stockholders' Equity	744,336	1,567,883	1,605,912	77,477	(3,251,272)	744,336
Total Liabilities and Stockholders' Equity	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$26,664	$25,941	$14,195	$6,677	$(46,813)	$26,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,752	302	10,550	244	—	12,848
Loss on sales of intangible assets and property and equipment		—	55,112	—	—	55,112
Deferred income taxes	19	603	(11,144)	(80)	—	(10,602)
Amortization of debt origination costs	—	5,097	—	—	—	5,097
Stock-based compensation costs	3,933	—	—	—	—	3,933
Equity in income of subsidiaries	(26,290)	(13,761)	(6,677)	—	46,728	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	348	7,090	(7,082)	—	356
Inventories	—	(3,499)	(6,596)	(653)	85	(10,663)
Prepaid expenses and other current assets	10,622	(289)	(735)	514	—	10,112
Accounts payable	(297)	1,779	(164)	(498)	—	820
Accrued liabilities	(554)	(273)	8,284	(852)	—	6,605
Net cash provided by (used in) operating activities	15,849	16,248	69,915	(1,730)	—	100,282

Investing Activities
Purchases of property and equipment	(395)	(138)	(785)	(86)	—	(1,404)
Proceeds from sales of intangible assets	—	—	52,353	—	—	52,353
Proceeds from the sale of property and equipment	—	—	75	—	—	75
Net cash provided by (used in) investing activities	(395)	(138)	51,643	(86)	—	51,024

Financing Activities
Term loan repayments	—	(130,500)	—	—	—	(130,500)
Borrowings under revolving credit agreement	—	20,000	—	—	—	20,000
Repayments under revolving credit agreement	—	(40,000)	—	—	—	(40,000)
Payments of debt origination costs	—	(9)	—	—	—	(9)
Proceeds from exercise of stock options	3,423	—	—	—	—	3,423
Excess tax benefits from share-based awards	800	—	—	—	—	800
Fair value of shares surrendered as payment of tax withholding	(1,395)	—	—	—	—	(1,395)
Intercompany activity, net	(14,554)	134,399	(124,165)	4,320	—	—
Net cash (used in) provided by financing activities	(11,726)	(16,110)	(124,165)	4,320	—	(147,681)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(397)	—	(397)
Increase (decrease) in cash and cash equivalents	3,728	—	(2,607)	2,107	—	3,228
Cash and cash equivalents - beginning of period	4,440	—	2,899	19,891	—	27,230
Cash and cash equivalents - end of period	$8,168	$—	$292	$21,998	$—	$30,458

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$57,976	$52,974	$40,713	$4,835	$(98,522)	$57,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,019	293	8,892	203	—	11,407
Gain on sale of property and equipment	—	—	—	(36)	—	(36)
Deferred income taxes	171	254	21,506	54	—	21,985
Amortization of debt origination costs	—	4,055	—	—	—	4,055
Stock-based compensation costs	4,993	—	—	41	—	5,034
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in income of subsidiaries	(56,747)	(36,701)	(4,835)	—	98,283	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1,729	(3,550)	(2,097)	—	(3,918)
Inventories	—	(1,017)	(2,177)	(883)	239	(3,838)
Prepaid expenses and other current assets	3,166	(402)	660	12	—	3,436
Accounts payable	269	624	(3,343)	(2,069)	—	(4,519)
Accrued liabilities	(2,503)	(1,094)	1,012	1,142	—	(1,443)
Net cash provided by operating activities	9,344	21,166	58,878	1,202	—	90,590

Investing Activities
Purchases of property and equipment	(1,107)	(93)	(103)	(380)	—	(1,683)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Net cash used in investing activities	(1,107)	(93)	(103)	(36)	—	(1,339)

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit agreement	—	15,000	—	—	—	15,000
Repayments under revolving credit agreement	—	(55,000)	—	—	—	(55,000)
Payments of debt origination costs	—	(4,211)	—	—	—	(4,211)
Proceeds from exercise of stock options	6,398	—	—	—	—	6,398
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,850	—	—	—	—	1,850
Fair value of shares surrendered as payment of tax withholding	(2,187)	—	—	—	—	(2,187)
Intercompany activity, net	(15,675)	73,138	(58,775)	1,312	—	—
Net cash (used in) provided by financing activities	(9,070)	(21,073)	(58,775)	1,312	—	(87,606)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(811)	—	(811)
Increase (decrease) in cash and cash equivalents	(833)	—	—	1,667	—	834
Cash and cash equivalents - beginning of period	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of period	$10,554	$—	$—	$11,598	$—	$22,152

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions

Acquisition of DenTek
On February 5, 2016, we completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which we agreed to acquire DenTek from its stockholders for a purchase price of $228.3 million. The acquisition expands our portfolio of brands, strengthens our existing oral care platform and increases our geographic reach in parts of Europe. We financed the transaction with a combination of available cash on hand, available cash from our Asset Based Loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in our North American and International OTC Healthcare segments.

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

Based on this preliminary analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at September 30, 2016 was 18.0 years.

We also recorded goodwill of $76.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

Divestitures
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain assets. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the assets until entering into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice, which were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively.

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of preliminary inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the agreement and within approximately 18 months following the closing date of the transaction. During the six months ended September 30, 2016, we recorded a preliminary pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the disposition.

The following table sets forth the components of the assets sold and the pre-tax loss recognized on the sale.

(In thousands)	July 7, 2016
Components of assets sold:
Inventory	$2,380
Intangible assets, net	91,208
Goodwill	2,920
Assets sold	96,508
Total purchase price to be received	42,380
54,128
Costs to sell	2,018
Pre-tax loss on sale	$56,146

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the agreement. The buyer paid a $1.25 million deposit in September 2016, and has recently notified us of their election to exercise the option. We currently expect that this transaction will be completed by March 31, 2017, although the buyer has until December 31, 2017 to complete the transaction. Accordingly, the Dermoplast transaction is not included in the table above and the $1.25 million option deposit is included in our other accrued liabilities at September 30, 2016. The inventory and other assets related to Dermoplast are included as assets held for sale as of September 30, 2016.

Sale of license rights
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas anytime after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

Results of Operations

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2016	%	2015*	%	Amount	%
North American OTC Healthcare
Analgesics	$29,993	13.9	$29,694	14.4	$299	1.0
Cough & Cold	21,106	9.8	24,456	11.9	(3,350)	(13.7)
Women's Health	33,268	15.5	33,607	16.4	(339)	(1.0)
Gastrointestinal	16,280	7.6	19,061	9.2	(2,781)	(14.6)
Eye & Ear Care	22,934	10.7	24,163	11.7	(1,229)	(5.1)
Dermatologicals	22,952	10.7	23,197	11.3	(245)	(1.1)
Oral Care	24,368	11.3	9,733	4.7	14,635	(nm)
Other OTC	1,546	0.7	1,503	0.7	43	2.9
Total North American OTC Healthcare	172,447	80.2	165,414	80.3	7,033	4.3

International OTC Healthcare
Analgesics	544	0.2	688	0.3	(144)	(20.9)
Cough & Cold	5,160	2.4	4,746	2.3	414	8.7
Women's Health	635	0.3	804	0.4	(169)	(21.0)
Gastrointestinal	6,088	2.8	5,342	2.6	746	14.0
Eye & Ear Care	2,989	1.4	3,578	1.7	(589)	(16.5)
Dermatologicals	567	0.3	611	0.3	(44)	(7.2)
Oral Care	2,820	1.3	189	0.1	2,631	(nm)
Other OTC	1	—	2	—	(1)	(50.0)
Total International OTC Healthcare	18,804	8.7	15,960	7.7	2,844	17.8

Total OTC Healthcare	191,251	88.9	181,374	88.0	9,877	5.4
Household Cleaning	23,801	11.1	24,691	12.0	(890)	(3.6)
Total Consolidated	$215,052	100.0	$206,065	100.0	$8,987	4.4
(nm) size of % not meaningful
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Total segment revenues for the three months ended September 30, 2016 were $215.1 million, an increase of $9.0 million, or 4.4%, versus the three months ended September 30, 2015. This increase was primarily related to an increase in the North American OTC Healthcare segment, largely due to the acquisition of DenTek. The DenTek brands accounted for approximately $17.2 million of revenues not included in the comparable period in the prior year. This increase was partially offset by a decrease of $8.2 million primarily due to the lower revenues from certain brands in the Cough & Cold, Gastrointestinal and Eye & Ear Care product groups and Household Cleaning segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $7.0 million, or 4.3%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015.  This increase was primarily due to the increase of $14.6 million in the Oral Care product group largely due to the acquisition of DenTek. Excluding the revenue increases contributed by DenTek, revenues would have decreased by approximately $7.5 million, primarily consisting of decreases in the Cough & Cold, Gastrointestinal and Eye & Ear Care product groups including the divested brands.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.8 million, or 17.8%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. This increase was primarily due to an increase of $2.6 million in the Oral Care product group largely due to the acquisition of DenTek. Excluding the revenue increases contributed by DenTek, revenues would have increased by approximately $0.1 million, which included an increase in the Gastrointestinal product group that was largely offset by a decrease in the Eye & Ear Care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $0.9 million, or 3.6%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. This decrease was primarily attributable to decreased royalties as a result of the sale of royalty rights in certain geographic regions.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$65,402	37.9	$61,497	37.2	$3,905	6.3
International OTC Healthcare	7,096	37.7	6,094	38.2	1,002	16.4
Household Cleaning	18,589	78.1	18,534	75.1	55	0.3
	$91,087	42.4	$86,125	41.8	$4,962	5.8
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Cost of sales increased $5.0 million, or 5.8%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. This increase was largely due to increases in the North American OTC Healthcare segment and the International Healthcare segment primarily resulting from the additional DenTek business. As a percentage of total revenue, cost of sales increased to 42.4% in the three months ended September 30, 2016 from 41.8% in the three months ended September 30, 2015. This increase in cost of sales as a percentage of revenues was primarily the result of an unfavorable product mix in the Household Cleaning segment.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $3.9 million, or 6.3%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015.  This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the North American OTC Healthcare revenues, cost of sales remained relatively consistent at 37.9% during the three months ended September 30, 2016 from 37.2% during the three months ended September 30, 2015.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $1.0 million, or 16.4%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the International OTC Healthcare revenues, cost of sales remained relatively consistent at 37.7% during the three months ended September 30, 2016 from 38.2% during the three months ended September 30, 2015.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.1 million, or 0.3%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015.  As a percentage of Household Cleaning revenues, cost of sales increased to 78.1% during the three months ended September 30, 2016 from 75.1% during the three months ended September 30, 2015. This increase in cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$107,045	62.1	$103,917	62.8	$3,128	3.0
International OTC Healthcare	11,708	62.3	9,866	61.8	1,842	18.7
Household Cleaning	5,212	21.9	6,157	24.9	(945)	(15.3)
	$123,965	57.6	$119,940	58.2	$4,025	3.4
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Gross profit for the three months ended September 30, 2016 increased $4.0 million, or 3.4%, when compared with the three months ended September 30, 2015.  As a percentage of total revenues, gross profit decreased to 57.6% in the three months ended September 30, 2016 from 58.2% in the three months ended September 30, 2015. The decrease in gross profit as a percentage of revenues was primarily due to the decreases in gross margin in the Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $3.1 million, or 3.0%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. The increase was due to higher overall sales volume, primarily attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent at 62.1% during the three months ended September 30, 2016 from 62.8% during the three months ended September 30, 2015.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.8 million, or 18.7%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. The increase was due to higher overall sales volume, primarily attributable to the acquisition of DenTek. As a percentage of International OTC Healthcare revenues, gross profit remained relatively consistent at 62.3% during the three months ended September 30, 2016 from 61.8% during the three months ended September 30, 2015.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.9 million, or 15.3%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015, primarily attributable to decreased royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.  As a percentage of Household Cleaning revenue, gross profit decreased to 21.9% during the three months ended September 30, 2016 from 24.9% during the three months ended September 30, 2015. The decrease in gross profit as a percentage of revenues was primarily attributable to decreased sales in certain distribution channels, an unfavorable product mix and the reduced royalties.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$82,234	47.7	$79,477	48.0	$2,757	3.5
International OTC Healthcare	8,464	45.0	7,089	44.4	1,375	19.4
Household Cleaning	4,675	19.6	5,481	22.2	(806)	(14.7)
	$95,373	44.3	$92,047	44.7	$3,326	3.6
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $3.3 million, or 3.6%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015.  This increase was primarily related to the increase in gross profit in the North American OTC Healthcare and International OTC Healthcare segments.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $2.8 million, or 3.5%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, contribution margin remained relatively consistent at 47.7% during the three months ended September 30, 2016 from 48.0% during the three months ended September 30, 2015.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.4 million, or 19.4%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit as well as lower advertising and promotional costs of DenTek. As a percentage of International OTC Healthcare revenues, contribution margin remained relatively consistent at 45.0% during the three months ended September 30, 2016 from 44.4% during the three months ended September 30, 2015.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.8 million, or 14.7%, during the three months ended September 30, 2016 versus the three months ended September 30, 2015, primarily attributable to decreased royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.  As a percentage of Household Cleaning revenues, contribution margin decreased to 19.6% during the three months ended September 30, 2016 from 22.2% during the three months ended September 30, 2015. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $18.8 million for the three months ended September 30, 2016 versus $16.5 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to an increase in compensation, acquisition and integration costs associated with the acquisition of DenTek and the costs associated with the sale of Pediacare, Fiber Choice and New Skin.

Depreciation and Amortization
Depreciation and amortization expense was $6.0 million and $5.7 million for the three months ended September 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense was primarily due to higher intangible asset amortization during 2017 related to the intangible assets acquired as a result of the DenTek acquisition.

Interest Expense
Net interest expense was $20.9 million during the three months ended September 30, 2016 versus $20.7 million during the three months ended September 30, 2015. The increase in net interest expense was primarily attributable to the increased accelerated amortization of debt origination costs due to the higher repayments of our Term B-3 Loans. This increase was largely offset by the lower interest rate on our 6.375% senior notes due 2024 (the "2016 Senior Notes") compared to our 8.125% senior notes due 2020 (the "2012 Senior Notes"). The 2016 Senior Notes were issued in February 2016 in connection with the acquisition of DenTek and the redemption of the 2012 Senior Notes. The average indebtedness remained consistent at $1.5 billion during the three months ended September 30, 2016 and 2015. The average cost of borrowing increased to 5.5% for the three months ended September 30, 2016 from 5.3% for the three months ended September 30, 2015.

Loss on Sale of Assets
We recorded a net gain on sales of assets of $0.5 million for the three months ended September 30, 2016, which relates to two separate transactions. On July 7, 2016, the Company completed the sale of Pediacare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively.

As a result, we recorded a preliminary pre-tax loss on sale of assets of $55.5 million in the first quarter of fiscal 2017 and increased the loss by $0.7 million during the three months ended September 30, 2016. This increase in loss was more than offset by a pre-tax gain of $1.2 million in the quarter on the sale of a royalty license for our Comet brand in certain geographic areas, as further discussed in Note 8.

Income Taxes
The provision for income taxes during the three months ended September 30, 2016 was $18.0 million versus a provision for income taxes of $17.4 million during the three months ended September 30, 2015.  The effective tax rate during the three months ended September 30, 2016 was 35.9% versus 35.4% during the three months ended September 30, 2015. The increase in the effective tax rate for the three months ended September 30, 2016 versus the three months ended September 30, 2015 was primarily due to the impact of certain non-deductible items in the current year period related to the sale of rights for our Comet brand. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2017 is expected to be approximately 35.5%, excluding the impact of acquisitions and discrete items that may occur.

Results of Operations

Six Months Ended September 30, 2016 compared to the Six Months Ended September 30, 2015

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2016 and 2015.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2016	%	2015*	%	Amount	%
North American OTC Healthcare
Analgesics	$58,119	13.7	$56,542	14.2	$1,577	2.8
Cough & Cold	39,073	9.2	44,215	11.1	(5,142)	(11.6)
Women's Health	66,155	15.6	66,515	16.7	(360)	(0.5)
Gastrointestinal	35,386	8.3	39,381	9.9	(3,995)	(10.1)
Eye & Ear Care	48,941	11.5	49,223	12.4	(282)	(0.6)
Dermatologicals	45,650	10.8	43,292	10.9	2,358	5.4
Oral Care	48,179	11.3	19,710	4.9	28,469	(nm)
Other OTC	3,024	0.7	2,915	0.7	109	3.7
Total North American OTC Healthcare	344,527	81.1	321,793	80.8	22,734	7.1

International OTC Healthcare
Analgesics	1,071	0.3	1,218	0.3	(147)	(12.1)
Cough & Cold	9,552	2.2	9,252	2.3	300	3.2
Women's Health	1,571	0.4	1,504	0.4	67	4.5
Gastrointestinal	10,344	2.4	9,150	2.3	1,194	13.0
Eye & Ear Care	5,785	1.4	6,780	1.7	(995)	(14.7)
Dermatologicals	1,238	0.3	1,145	0.3	93	8.1
Oral Care	5,037	1.2	383	0.1	4,654	(nm)
Other OTC	10	—	9	—	1	11.1
Total International OTC Healthcare	34,608	8.2	29,441	7.4	5,167	17.6

Total OTC Healthcare	379,135	89.3	351,234	88.2	27,901	7.9
Household Cleaning	45,492	10.7	46,963	11.8	(1,471)	(3.1)
Total Consolidated	$424,627	100.0	$398,197	100.0	$26,430	6.6
(nm) size of % not meaningful
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Total segment revenues for the six months ended September 30, 2016 were $424.6 million, an increase of $26.4 million, or 6.6%, versus the six months ended September 30, 2015. This increase was primarily related to an increase in the North American OTC Healthcare segment, largely due to the acquisition of DenTek. The DenTek brands accounted for approximately $33.8 million of revenues not included in the comparable period in the prior year. The increase was partially offset by a decrease of $7.4 million primarily due to the lower revenues from certain brands in the Cough & Cold, Gastrointestinal and Eye & Ear Care product groups and Household Cleaning segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $22.7 million, or 7.1%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015.  This increase was primarily due to the increase of $28.5 million in the Oral Care product group largely due to the acquisition of DenTek. Excluding the revenue increases contributed by DenTek, revenues would have decreased by approximately $6.4 million, primarily consisting of decreases in the Cough & Cold and Gastrointestinal product groups and the impact of the divested brands, which was partially offset primarily by increases in the Dermatologicals and Analgesics product groups.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $5.2 million, or 17.6%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. This increase was primarily due to an increase of $4.7 million in the Oral Care product group largely due to the acquisition of DenTek. Excluding the revenue increases contributed by DenTek, revenues would have increased by approximately $0.4 million, primarily consisting of an increase in the Gastrointestinal product group, partially offset by a decrease in the Eye & Ear Care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.5 million, or 3.1%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. This decrease was primarily attributable to decreased royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions and lower sales in certain distribution channels.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$129,636	37.6	$119,624	37.2	$10,012	8.4
International OTC Healthcare	14,044	40.6	11,383	38.7	2,661	23.4
Household Cleaning	35,391	77.8	35,014	74.6	377	1.1
	$179,071	42.2	$166,021	41.7	$13,050	7.9
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Cost of sales increased $13.1 million, or 7.9%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenue, cost of sales increased to 42.2% in the six months ended September 30, 2016 from 41.7% in the six months ended September 30, 2015. This increase in cost of sales as a percentage of revenues was primarily the result of an unfavorable product mix.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $10.0 million, or 8.4%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015.  This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the North American OTC Healthcare revenues, cost of sales remained relatively consistent at 37.6% during the six months ended September 30, 2016 from 37.2% during the six months ended September 30, 2015.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $2.7 million, or 23.4%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the International OTC Healthcare revenues, cost of sales increased to 40.6% during the six months ended September 30, 2016 from 38.7% during the six months ended September 30, 2015, primarily attributable to an unfavorable product mix and increased cost of sales as a percentage of revenues from DenTek while we integrate the brand into our existing product portfolio.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.4 million, or 1.1%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015.  As a percentage of Household Cleaning revenues, cost of sales increased to 77.8% during the six months ended September 30, 2016 from 74.6% during the six months ended September 30, 2015. This increase in cost of sales as a percentage of revenues was primarily attributable to an unfavorable product mix and to a lesser extent to the reduced royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$214,891	62.4	$202,169	62.8	$12,722	6.3
International OTC Healthcare	20,564	59.4	18,058	61.3	2,506	13.9
Household Cleaning	10,101	22.2	11,949	25.4	(1,848)	(15.5)
	$245,556	57.8	$232,176	58.3	$13,380	5.8
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Gross profit for the six months ended September 30, 2016 increased $13.4 million, or 5.8%, when compared with the six months ended September 30, 2015.  As a percentage of total revenues, gross profit decreased to 57.8% in the six months ended September 30, 2016 from 58.3% in the six months ended September 30, 2015. The decrease in gross profit as a percentage of revenues was primarily due to the decreases in gross margin in the Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $12.7 million, or 6.3%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. The increase was due to higher overall sales volume, primarily attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent at 62.4% during the six months ended September 30, 2016 from 62.8% during the six months ended September 30, 2015.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.5 million, or 13.9%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. The increase was due to higher overall sales volume, primarily attributable to the acquisition of DenTek. As a percentage of International OTC Healthcare revenues, gross profit decreased to 59.4% during the six months ended September 30, 2016 from 61.3% during the six months ended September 30, 2015, primarily due to an unfavorable product mix and increased cost of sales as a percentage of revenues from DenTek while we integrate the brand into our existing product portfolio.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $1.8 million, or 15.5%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015.  As a percentage of Household Cleaning revenue, gross profit decreased to 22.2% during the six months ended September 30, 2016 from 25.4% during the six months ended September 30, 2015. As discussed above, the decrease in gross profit as a percentage of revenues was primarily attributable to decreased sales in certain distribution channels, an unfavorable product mix and the reduced royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$165,040	47.9	$154,534	48.0	$10,506	6.8
International OTC Healthcare	15,196	43.9	12,558	42.7	2,638	21.0
Household Cleaning	9,093	20.0	10,769	22.9	(1,676)	(15.6)
	$189,329	44.6	$177,861	44.7	$11,468	6.4
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $11.5 million, or 6.4%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015.  This increase was primarily related to the increase in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $10.5 million, or 6.8%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, contribution margin remained relatively consistent at 47.9% during the six months ended September 30, 2016 from 48.0% during the six months ended September 30, 2015.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $2.6 million, or 21.0%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of International OTC Healthcare revenues, contribution margin increased to 43.9% during the six months ended September 30, 2016 from 42.7% during the six months ended September 30, 2015. The contribution margin increase as a percentage of revenues was primarily due to lower advertising and promotional costs offset slightly by a decrease in gross profit as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.7 million, or 15.6%, during the six months ended September 30, 2016 versus the six months ended September 30, 2015.  As a percentage of Household Cleaning revenues, contribution margin decreased to 20.0% during the six months ended September 30, 2016 from 22.9% during the six months ended September 30, 2015. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $38.3 million for the six months ended September 30, 2016 versus $34.1 million for the six months ended September 30, 2015. The increase in general and administrative expenses was primarily due to an increase in compensation, acquisition and integration costs associated with the acquisition of DenTek and the costs associated with the sale of Pediacare, Fiber Choice and New Skin.

Depreciation and Amortization
Depreciation and amortization expense was $12.8 million and $11.4 million for the six months ended September 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense was primarily due to higher intangible asset amortization during 2017 related to the intangible assets acquired as a result of the DenTek acquisition.

Interest Expense
Net interest expense was $42.1 million during the six months ended September 30, 2016 versus $42.6 million during the six months ended September 30, 2015. The decrease in net interest expense was primarily attributable to the lower interest rate on our 2016

Senior Notes compared to our 2012 Senior Notes. The 2016 Senior Notes were issued in February 2016 in connection with the acquisition of DenTek and the redemption of the 2012 Senior Notes. This decrease was largely offset by increased accelerated amortization of debt origination costs due to the higher repayments of our Term B-3 Loans in the current period. The average indebtedness remained consistent at $1.6 billion during the six months ended September 30, 2016 and 2015. The average cost of borrowing remained consistent at 5.4% for the six months ended September 30, 2016 and 2015.

Loss on Sale of Assets
We recorded a net loss on sales of assets of $54.9 million for the six months ended September 30, 2016, which relates to two separate transactions. On July 7, 2016, the Company completed the sale of Pediacare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. As a result, we recorded a preliminary pre-tax loss on sale of these assets of $56.2 million for the six months ended September 30, 2016. This loss was slightly reduced by a pre-tax gain of $1.2 million on the sale of a royalty license for our Comet brand in certain geographic areas as further discussed in Note 8.

Income Taxes
The provision for income taxes during the six months ended September 30, 2016 was $14.7 million versus a provision for income taxes of $31.4 million during the six months ended September 30, 2015.  The effective tax rate during the six months ended September 30, 2016 was 35.5% versus 35.2% during the six months ended September 30, 2015. The increase in the effective tax rate for the six months ended September 30, 2016 versus the six months ended September 30, 2015 was primarily due to the impact of certain non-deductible items in the current year period related to the sale of rights for our Comet Brand. The estimated effective tax rate for the remaining quarters of the fiscal year ending March 31, 2017 is expected to be approximately 35.5%, excluding the impact of acquisitions and discrete items that may occur.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of borrowings and funds generated from operations.  Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard.

The following table summarizes our cash provided by (used in) operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements.

	Six Months Ended September 30,
(In thousands)	2016	2015
Cash provided by (used in):
Operating Activities	$100,282	$90,590
Investing Activities	51,024	(1,339)
Financing Activities	(147,681)	(87,606)

Operating Activities
Net cash provided by operating activities was $100.3 million for the six months ended September 30, 2016 compared to $90.6 million for the six months ended September 30, 2015. The $9.7 million increase in net cash provided by operating activities was primarily due to an increase in non-cash charges of $23.5 million and a decrease in working capital of $17.5 million, partially offset by a decrease in net income of $31.3 million. The decrease in net income was primarily due to a loss on sale of assets associated with the sale of Pediacare, New Skin and Fiber Choice.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased in the six months ended September 30, 2016 compared to the six months ended September 30, 2015 primarily as a result of a decrease in the year-over-year change in prepaid expenses and other current assets and accounts receivable of $6.7 million and $4.3 million, respectively, and an increase in inventory, accrued liabilities and accounts payable of $6.8 million, $8.0 million and $5.3 million, respectively.

Non-cash charges increased $23.5 million for the six months ended September 30, 2016 compared to the six months ended September 30, 2015, primarily due to a pre-tax loss on sale of assets of $55.1 million associated with loss on sale of assets discussed above. This increase was partially offset by a decrease in deferred income taxes of $32.3 million, of which approximately $27.5 million resulted from the sale of assets discussed above.

Investing Activities
Net cash provided by investing activities was $51.0 million for the six months ended September 30, 2016 compared to net cash used in investing activities of $1.3 million for the six months ended September 30, 2015. The change was primarily due to the proceeds of $52.4 million received in the current period from the sales of intangible assets.

Financing Activities
Net cash used in financing activities was $147.7 million for the six months ended September 30, 2016 compared to net cash used in financing activities of $87.6 million for the six months ended September 30, 2015.  The change was primarily due to an increase in term loan repayments of $80.1 million year-over-year, offset partially by a decrease in net repayments under our existing revolving credit facilities of $20.0 million in the current year period.

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

Also, on September 3, 2014, we entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 ("Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provided for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date of the Term B-3 Loans remains the same as the Term B-2 Loans' original maturity date of September 3, 2021.
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the six months ended September 30, 2016, the average interest rate on the 2012 Term Loan was 5.0%.

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provided for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.4%.
In connection with the DenTek acquisition on February 5, 2016, we entered into Amendment No. 5 (“ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspended certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that was 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets were included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company received net proceeds from an offering of debt securities.

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

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 2016 Senior Notes, pursuant to a purchase agreement, dated February 16, 2016, among the Borrower, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The 2016 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the Guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2016 Senior Notes offering, we incurred $5.5 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2016 Senior Notes.

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

As of September 30, 2016, we had an aggregate of $1,502.0 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$687.0 million of borrowings under the Term B-3 Loans; and

•	$65.0 million of borrowings under the 2012 ABL Revolver.

As of September 30, 2016, we had $68.2 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either September 30, 2016 or March 31, 2016 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2016 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended September 30, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At September 30, 2016, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2017. During the years ended March 31, 2016, 2015 and 2014, we made voluntary principal payments against outstanding indebtedness of $60.0 million, $130.0 million and $157.5 million, respectively, under the 2012 Term Loan. Under Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million. Since we have previously made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three and six months ended September 30, 2016, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for the fiscal year ended March 31, 2016 was $56.4 million. For the three and six months ended September 30, 2016, our related promotional expense was $16.5 million and $30.9 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2016, our sales and operating income would have been reduced by approximately $5.6 million.  Net income would have been adversely affected by approximately $3.6 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and six months ended September 30, 2016, our sales and operating income would have been adversely affected by approximately $1.7 million and $3.1 million, respectively.  Net income would have been adversely affected by approximately $1.1 million and $2.0 million, respectively, for the three and six months ended September 30, 2016.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2016, we had 395 coupon events.  The amount recorded against revenues and accrued for these events during 2016 was $5.6 million. Cash settlement of coupon redemptions during 2016 was $3.5 million.  During the three and six months ended September 30, 2016, we had 115 and 271 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and six months ended September 30, 2016 was $1.8 million and $3.8 million, respectively. Cash settlement of coupon redemptions during the three and six months ended September 30, 2016 was $0.5 million and $1.7 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2016, 2015 and 2014, returns represented 3.7%, 4.2% and 2.2%, respectively, of gross sales.  For the three and six months September 30, 2016, product returns represented 3.6% of gross sales.  At September 30, 2016 and March 31, 2016, the allowance for sales returns and cash discounts was $11.0 million and $10.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.2% to 4.2% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2016 by approximately $0.9 million.  Net income would have been reduced by approximately $0.6 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and six months ended September 30, 2016 would have reduced our reported sales and operating income by approximately $0.2 million and $0.5 million, respectively. Net income would have been reduced by approximately $0.2 million and $0.3 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.6 million for the fiscal year ended March 31, 2016, while for the three and six months ended September 30, 2016, we recorded obsolescence costs of $0.7 million and $1.4 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2016 would have reduced our reported operating income and net income for the fiscal year ended March 31, 2016 by less than $0.1 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and six months ended September 30, 2016 would have reduced each of our reported operating income and net income by less than $0.1 million.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.7% and 0.8% of accounts receivable at September 30, 2016 and March 31, 2016, respectively.  Bad debt expense for the fiscal year ended March 31, 2016 was approximately $0.1 million, while during the three and six months ended September 30, 2016, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2016 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.  Similarly, a hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three and six months ended September 30, 2016 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,532.8 million and $2,682.9 million at September 30, 2016 and March 31, 2016, respectively.  At September 30, 2016, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$322,945	$22,472	$6,245	$351,662

Intangible assets, net
Indefinite-lived:
Analgesics	308,205	2,062	—	310,267
Cough & Cold	138,946	19,165	—	158,111
Women's Health	532,300	1,680	—	533,980
Gastrointestinal	213,639	60,628	—	274,267
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	148,990	1,985	—	150,975
Oral Care	241,238	—	—	241,238
Household Cleaning	—	—	101,262	101,262
Total indefinite-lived intangible assets, net	1,755,636	85,520	101,262	1,942,418

Finite-lived:
Analgesics	40,707	—	—	40,707
Cough & Cold	27,779	624	—	28,403
Women's Health	34,960	258	—	35,218
Gastrointestinal	8,806	205	—	9,011
Eye & Ear Care	27,661	—	—	27,661
Dermatologicals	22,085	—	—	22,085
Oral Care	39,577	—	—	39,577
Other OTC	14,242	—	—	14,242
Household Cleaning	—	—	21,806	21,806
Total finite-lived intangible assets, net	215,817	1,087	21,806	238,710
Total intangible assets, net	1,971,453	86,607	123,068	2,181,128
Total goodwill and intangible assets, net	$2,294,398	$109,079	$129,313	$2,532,790

At September 30, 2016, our highest valued brands were Monistat, BC/Goody's, DenTek, Clear Eyes and Chloraseptic, comprising approximately 58.6% of the intangible assets within the OTC Healthcare segments. The Comet, Chore Boy, and Spic and Span brands comprise substantially all of the intangible assets value within the Household Cleaning segment.

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

Goodwill
As of February 29, 2016, our annual impairment review date, and March 31, 2016, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values. In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions. In the event that the carrying value of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. As of September 30, 2016, there have been no triggering events that would indicate potential impairment of goodwill, and no impairment charge was recorded during the six months ended September 30, 2016.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $3.9 million and $5.0 million for the six months ended September 30, 2016 and 2015, respectively.

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

Recently Issued Accounting Standards
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on our Consolidated Financial Statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers. The amendments do not change the core principle of the guidance in FASB ASC 606 (discussed below). Rather, the amendments in this update affect only certain narrow aspects of FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2016, we had variable rate debt of approximately $752.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2016 of approximately $1.9 million and $4.1 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2016, approximately 13.6% and 12.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2015, approximately 12.4% and 11.9%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2016. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.2 million for the three months ended September 30, 2016 and a 5.1% impact on pre-tax income of approximately $2.1 million for the six months ended September 30, 2016. Excluding the pre-tax loss on the sale of assets of $55.5 million in the first quarter of 2017, and holding all other variables constant, a hypothetical 10.0% adverse change in foreign currency exchange rates would have resulted in a less than 5.0% impact on pre-tax income for the six months ended September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2016.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As stated in our most recent Annual Report on Form 10-K, we completed the acquisition of DenTek during the fourth quarter of 2016. We are currently in the process of incorporating DenTek's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the quarter ended September 30, 2016 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 3, 2016	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

10.1
Executive Offer Letter dated as of September 12, 2016, by and between Prestige Brands Holdings, Inc. and Christine Sacco (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2016).

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