Form 10-Q
period 2016-12-31
Prestige Brands Holdings, Inc.
filed 2017-02-02
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes ☐ No ☒
As of January 27, 2017, there were 52,936,255 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues
Net sales	$216,732	$199,485	$640,519	$596,034
Other revenues	31	710	871	2,358
Total revenues	216,763	200,195	641,390	598,392

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	92,216	83,411	271,287	249,432
Gross profit	124,547	116,784	370,103	348,960

Operating Expenses
Advertising and promotion	30,682	29,935	86,909	84,250
General and administrative	22,131	18,135	60,383	52,186
Depreciation and amortization	5,852	6,071	18,700	17,478
(Gain) loss on divestitures	(3,405)	—	51,552	—
Total operating expenses	55,260	54,141	217,544	153,914
Operating income	69,287	62,643	152,559	195,046

Other (income) expense
Interest income	(46)	(31)	(149)	(91)
Interest expense	18,600	19,493	60,660	62,104
Loss on extinguishment of debt	—	—	—	451
Total other expense	18,554	19,462	60,511	62,464
Income before income taxes	50,733	43,181	92,048	132,582
Provision for income taxes	19,092	15,186	33,743	46,611
Net income	$31,641	$27,995	$58,305	$85,971

Earnings per share:
Basic	$0.60	$0.53	$1.10	$1.63
Diluted	$0.59	$0.53	$1.09	$1.62

Weighted average shares outstanding:
Basic	52,999	52,824	52,960	52,727
Diluted	53,359	53,203	53,339	53,106

Comprehensive income, net of tax:
Currency translation adjustments	(8,736)	4,922	(11,857)	(6,562)
Total other comprehensive (loss) income	(8,736)	4,922	(11,857)	(6,562)
Comprehensive income	$22,905	$32,917	$46,448	$79,409
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$63,289	$27,230
Accounts receivable, net	104,388	95,247
Inventories	100,926	91,263
Deferred income tax assets	12,602	10,108
Prepaid expenses and other current assets	10,005	25,165
Total current assets	291,210	249,013

Property and equipment, net	12,865	15,540
Goodwill	345,485	360,191
Intangible assets, net	2,156,378	2,322,723
Other long-term assets	4,914	1,324
Total Assets	$2,810,852	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$45,250	$38,296
Accrued interest payable	8,399	8,664
Other accrued liabilities	78,675	59,724
Total current liabilities	132,324	106,684

Long-term debt
Principal amount	1,437,000	1,652,500
Less unamortized debt costs	(21,421)	(27,191)
Long-term debt, net	1,415,579	1,625,309

Deferred income tax liabilities	459,780	469,622
Other long-term liabilities	3,312	2,840
Total Liabilities	2,010,995	2,204,455

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,269 shares at December 31, 2016 and 53,066 shares at March 31, 2016	532	530
Additional paid-in capital	455,684	445,182
Treasury stock, at cost - 332 shares at December 31, 2016 and 306 shares at March 31, 2016	(6,594)	(5,163)
Accumulated other comprehensive loss, net of tax	(35,382)	(23,525)
Retained earnings	385,617	327,312
Total Stockholders' Equity	799,857	744,336
Total Liabilities and Stockholders' Equity	$2,810,852	$2,948,791
 See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2016	2015
Operating Activities
Net income	$58,305	$85,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,700	17,478
Loss on divestitures and sales of property and equipment	51,807	—
Deferred income taxes	(12,530)	31,591
Amortization of debt origination costs	6,129	5,433
Stock-based compensation costs	6,260	7,098
Loss on extinguishment of debt	—	451
Gain on sale or disposal of property and equipment	—	(36)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,374)	2,453
Inventories	(16,589)	(7,114)
Prepaid expenses and other current assets	11,149	5,472
Accounts payable	7,168	(17,553)
Accrued liabilities	22,323	5,207
Net cash provided by operating activities	140,348	136,451

Investing Activities
Purchases of property and equipment	(1,935)	(2,540)
Proceeds from divestitures	110,717	—
Proceeds from the sales of property and equipment	85	344
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	—	7,237
Proceeds from DenTek working capital arbitration settlement	1,419	—
Net cash provided by investing activities	110,286	5,041

Financing Activities
Term loan repayments	(130,500)	(50,000)
Borrowings under revolving credit agreement	20,000	15,000
Repayments under revolving credit agreement	(105,000)	(81,100)
Payments of debt origination costs	(9)	(4,211)
Proceeds from exercise of stock options	3,444	6,600
Proceeds from restricted stock exercises	—	544
Excess tax benefits from share-based awards	800	1,850
Fair value of shares surrendered as payment of tax withholding	(1,431)	(2,187)
Net cash used in financing activities	(212,696)	(113,504)

Effects of exchange rate changes on cash and cash equivalents	(1,879)	(333)
Increase in cash and cash equivalents	36,059	27,655
Cash and cash equivalents - beginning of period	27,230	21,318
Cash and cash equivalents - end of period	$63,289	$48,973

Interest paid	$54,615	$58,867
Income taxes paid	$25,127	$9,014
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club, convenience, and dollar stores in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Basis of Presentation
The unaudited Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in these Consolidated Financial Statements.  In the opinion of management, these Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Consolidated Financial Statements or related notes to a year (e.g., “2017”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2017.  These unaudited Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of our cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at December 31, 2016 are uninsured, and approximately 58.5% of our consolidated cash balances at December 31, 2016 are located in the United States.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $10.7 million and $32.1 million for the three and nine months ended December 31, 2016, respectively, and $10.1 million and $29.2 million for the three and nine months ended December 31, 2015, respectively.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update affect narrow aspects of the guidance issued in ASU 2014-09, Revenue from Contracts with Customers. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual periods beginning after December 15, 2018. The adoption of ASU 2016-19 is not expected to have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this update require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of ASU 2016-16 is not expected to have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on our Consolidated Financial Statements.

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

2.    Acquisitions

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which Prestige agreed to acquire DenTek from its stockholders for a purchase price of $226.9 million. The acquisition expands Prestige's portfolio of brands, strengthens its existing oral care platform and increases its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its asset based loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in the Company's North American and International OTC Healthcare segments.

The DenTek acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the February 5, 2016 acquisition date.

(In thousands)	February 5, 2016

Cash acquired	$1,359
Accounts receivable	9,187
Inventories	14,304
Deferred income taxes	3,303
Prepaids and other current assets	6,728
Property, plant and equipment, net	3,555
Goodwill	73,737
Intangible assets, net	206,700
Total assets acquired	318,873

Accounts payable	3,261
Accrued expenses	14,336
Deferred income tax liabilities - long term	74,352
Total liabilities assumed	91,949
Total purchase price	$226,924

Based on this analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at December 31, 2016 was 17.7 years.

In December 2016, as a result of an arbitration settlement and other post-closing adjustments, we recorded a reduction to goodwill of $2.8 million. As a result, we recorded goodwill of $73.7 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material.

3.    Divestitures

Divestitures
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain businesses. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the businesses until entering into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice, which were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively.

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of preliminary inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the asset purchase agreement and within approximately 18 months following the closing date of the transaction. During the nine months ended December 31, 2016, we recorded a preliminary pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the dispositions.

The following table sets forth the components of the assets sold and the pre-tax loss recognized on the sale in July 2016.

(In thousands)	July 7, 2016
Components of assets sold:
Inventory	$2,380
Intangible assets, net	91,208
Goodwill	2,920
Assets sold	96,508
Total purchase price received	42,380
54,128
Costs to sell	2,018
Pre-tax loss on divestitures	$56,146

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the option agreement. The buyer paid a $1.25 million deposit in September 2016 and later notified us of its election to exercise the option.

In December 2016, we completed the sales of the Dermpolast and e.p.t brands for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.9 million.

The following table sets forth the components of the assets sold and the pre-tax net gain recognized on the sales of e.p.t and Dermoplast in December 2016.

(In thousands)	December 2016
Components of assets sold:
Inventory	$2,998
Intangible assets, net	45,870
Goodwill	6,889
Assets sold	55,757
Total purchase price received	59,614
Pre-tax net (gain) on divestitures	$(3,857)

4.    Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	December 31, 2016	March 31, 2016
Components of Accounts Receivable
Trade accounts receivable	$115,967	$105,592
Other receivables	289	1,261
	116,256	106,853
Less allowances for discounts, returns and uncollectible accounts	(11,868)	(11,606)
Accounts receivable, net	$104,388	$95,247

5.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2016	March 31, 2016
Components of Inventories
Packaging and raw materials	$7,944	$7,563
Finished goods	92,982	83,700
Inventories	$100,926	$91,263

Inventories are carried and depicted above at the lower of cost or market value, which includes a reduction in inventory values of $4.1 million and $4.8 million at December 31, 2016 and March 31, 2016, respectively, related to obsolete and slow-moving inventory.

6.    Property and Equipment

Property and equipment consist of the following:

(In thousands)	December 31, 2016	March 31, 2016
Components of Property and Equipment
Machinery	$8,217	$7,734
Computer equipment	13,238	12,793
Furniture and fixtures	2,504	2,445
Leasehold improvements	7,347	7,389
	31,306	30,361
Accumulated depreciation	(18,441)	(14,821)
Property and equipment, net	$12,865	$15,540

We recorded depreciation expense of $1.3 million and $4.3 million for the three and nine months ended December 31, 2016, respectively. We recorded depreciation expense of $1.2 million and $3.7 million for the three and nine months ended December 31, 2015, respectively.

7.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Balance — March 31, 2016	$330,615	$22,776	$6,800	$360,191
Reductions	(12,601)	—	(555)	(13,156)
Effects of foreign currency exchange rates	—	(1,550)	—	(1,550)
Balance — December 31, 2016	$318,014	$21,226	$6,245	$345,485

In August 2016, we sold the rights to use of the Comet brand in certain geographic areas (see Note 8 below for further information) and reduced goodwill by $0.6 million as a result.

On July 7, 2016, we completed the sale of Pediacare, New Skin and Fiber Choice (see Note 3 above for further details) for $40.0 million plus the cost of inventory and received $40.1 million including preliminary inventory, less certain immaterial holdbacks, and reduced goodwill by $2.9 million as a result. In addition, as discussed in Note 3, in connection with this sale, the buyer exercised its option to purchase the Dermoplast brand. The sale of Dermoplast was completed on December 30, 2016 and, as a result, we reduced goodwill by $5.5 million.

On December 28, 2016, we completed the sale of the e.p.t brand and, as a result, we reduced goodwill by $1.4 million.

In addition, in December 2016, we received $1.4 million as a result of an arbitration associated with the DenTek acquisition. As a result, we reduced goodwill by $2.8 million, including other post-closing adjustments of $1.4 million.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 29, 2016, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2016. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 29, 2016, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of December 31, 2016, no events have occurred that would indicate potential impairment of goodwill.

8.    Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2016	$2,020,046	$417,880	$2,437,926
Reductions	(77,248)	(76,903)	(154,151)
Effects of foreign currency exchange rates	(5,185)	(230)	(5,415)
Balance — December 31, 2016	1,937,613	340,747	2,278,360

Accumulated Amortization
Balance — March 31, 2016	—	115,203	115,203
Additions	—	14,412	14,412
Reductions	—	(7,610)	(7,610)
Effects of foreign currency exchange rates	—	(23)	(23)
Balance — December 31, 2016	—	121,982	121,982

Intangible assets, net - December 31, 2016	$1,937,613	$218,765	$2,156,378

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,755,635	$196,391	$1,952,026
International OTC Healthcare	80,716	1,004	81,720
Household Cleaning	101,262	21,370	122,632
Intangible assets, net - December 31, 2016	$1,937,613	$218,765	$2,156,378

Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December

2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas anytime after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice (see Note 3 above for further details) brands for $40.0 million plus the cost of inventory and received $40.1 million including the cost of preliminary inventory, less certain immaterial holdbacks, and reduced our indefinite and finite-lived trademarks by $37.2 million and $54.0 million, respectively. During the nine months ended December 31, 2016, we recorded a preliminary pre-tax loss of $56.2 million on the sale of these brands. In addition, as discussed in Note 3, in connection with this sale, the buyer exercised its option to purchase the Dermoplast brand. The sale of Dermoplast was completed on December 30, 2016, and we received $48.4 million. As a result, we reduced intangible assets by $31.0 million.

In December 2016, we also completed the sale of the e.p.t brand and, as a result, we reduced intangible assets by $14.8 million.

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

The weighted average remaining life for finite-lived intangible assets at December 31, 2016 was approximately 12.1 years, and the amortization expense for the three and nine months ended December 31, 2016 was $4.5 million and $14.4 million, respectively. At December 31, 2016, finite-lived intangible assets are being amortized over a period of 10 to 30 years, and the associated amortization expense is expected to be as follows:

(In thousands)
Year Ending March 31,	Amount
2017 (Remaining three months ending March 31, 2017)	$4,527
2018	17,945
2019	17,945
2020	17,945
2021	17,522
Thereafter	142,881
$218,765

9.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2016	March 31, 2016

Accrued marketing costs	$33,786	$26,373
Accrued compensation costs	7,686	9,574
Accrued broker commissions	1,277	1,497
Income taxes payable	13,327	3,675
Accrued professional fees	3,142	1,787
Deferred rent	609	836
Accrued production costs	5,216	3,324
Accrued lease termination costs	351	448
Income tax related payable	6,354	6,354
Other accrued liabilities	6,927	5,856
	$78,675	$59,724

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the nine months ended December 31, 2016, the average interest rate on the 2012 Term Loan was 4.7%.

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provided for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date of ABL Amendment No. 4. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.7%.
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

Redemptions and Restrictions:
At any time prior to December 15, 2016, we had the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we had the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2013 Senior Notes, the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement with respect to the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At December 31, 2016, we were in compliance with the covenants under our long-term indebtedness.

At December 31, 2016, we had an aggregate of $1.0 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $21.4 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $4.8 million related to the 2013 Senior Notes, $5.0 million related to the 2016 Senior Notes, and $11.6 million related to the 2012 Term Loan.

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

At December 31, 2016, we had $0.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $135.0 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2016	March 31, 2016
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$350,000	$350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-3 Loans bearing interest at the Borrower's option at either a base rate with a floor of 1.75% plus applicable margin or LIBOR with a floor of 0.75% plus applicable margin, due on September 3, 2021.	687,000	817,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on June 9, 2020.	—	85,000
Total long-term debt (including current portion)	1,437,000	1,652,500
Current portion of long-term debt	—	—
Long-term debt	1,437,000	1,652,500
Less: unamortized debt costs	(21,421)	(27,191)
Long-term debt, net	$1,415,579	$1,625,309

At December 31, 2016, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2013 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2017 (remaining three months ending March 31, 2017)	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	1,437,000
$1,437,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the Term B-3 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at December 31, 2016 and March 31, 2016).

	December 31, 2016		March 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$367,500	$350,000	$363,125
2013 Senior Notes	400,000	413,000	400,000	408,000
Term B-3 Loans	687,000	692,153	817,500	818,522
2012 ABL Revolver	—	—	85,000	85,000

At December 31, 2016 and March 31, 2016, we did not have any assets or liabilities measured in Level 1 or 3.

12.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2016.

During the three months ended December 31, 2016 and 2015, we repurchased 780 shares and 0 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended December 31, 2016 were at an average price of $45.83. During the nine months ended December 31, 2016 and 2015, we repurchased 25,768 shares and 39,429 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the nine months ended December 31, 2016 and 2015 were at an average price of $55.51 and $41.66, respectively. All of the repurchased shares have been recorded as treasury stock.

13.    Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at December 31, 2016 and March 31, 2016:

	December 31,	March 31,
(In thousands)	2016	2016
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(35,382)	$(23,525)
Accumulated other comprehensive loss, net of tax	$(35,382)	$(23,525)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator
Net income	$31,641	$27,995	$58,305	$85,971

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,999	52,824	52,960	52,727
Dilutive effect of unvested restricted stock units and options issued to employees and directors	360	379	379	379
Denominator for diluted earnings per share	53,359	53,203	53,339	53,106

Earnings per Common Share:
Basic net earnings per share	$0.60	$0.53	$1.10	$1.63

Diluted net earnings per share	$0.59	$0.53	$1.09	$1.62

For the three months ended December 31, 2016 and 2015, there were 0.2 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2016 and 2015, there were 0.2 million and less than 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

15.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, the stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any fiscal 12-month period from 1.0 million to 2.5 million shares, and extended the term of the Plan by ten years to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and nine months ended December 31, 2016, pre-tax share-based compensation costs charged against income were $2.4 million and $6.3 million, respectively, and the related income tax benefit recorded was $1.3 million and $2.5 million, respectively. During the three and nine months ended December 31, 2015, pre-tax share-based compensation costs charged against income were $2.1 million and $7.1 million, respectively, and the related income tax benefit recorded was $0.7 million and $2.5 million, respectively.

At December 31, 2016, there were $10.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 year.  The total fair value of options and restricted stock units vested during the nine months ended December 31, 2016 and 2015 was $6.0 million and $6.6 million, respectively.  For the nine months ended December 31, 2016 and 2015, we issued 94,718 and 153,603 shares of restricted stock units, respectively, and received cash from the exercise of stock options of $3.4 million and $6.6 million, respectively. Accordingly, we realized $1.8 million and $3.5 million, respectively, in tax benefits from the tax deductions resulting from these restricted stock issuances and stock option exercises. At December 31, 2016, there were 2.4 million shares available for issuance under the Plan.

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
On September 12, 2016, we announced that Christine Sacco had been appointed as Chief Financial Officer of the Company, effective that same day. In connection with Ms. Sacco's appointment as Chief Financial Officer on September 12, 2016, the Company executed an offer letter with Ms. Sacco, which sets forth the terms of her compensation as approved by the Compensation Committee of the Board of Directors. In accordance with the terms of her offer letter, the Company granted Ms. Sacco 5,012 shares of restricted stock units and stock options to acquire 25,746 shares of our common stock under the Plan. The restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $47.39 per share, which is equal to the closing price of our common stock on the date of grant.
On November 14, 2016, we announced that William C. P'Pool had been appointed as Senior Vice President, General Counsel and Corporate Secretary, effective that same day. In connection with Mr. P'Pool's appointment as Senior Vice President, General Counsel and Corporate Secretary on November 14, 2016, the Company executed an offer letter with Mr. P'Pool, which sets forth the terms of his compensation as approved by the Compensation Committee of the Board of Directors. In accordance with the terms of his offer letter, the Company granted Mr. P'Pool 2,664 shares of restricted stock units and stock options to acquire 13,683 shares of our common stock under the Plan. The restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $50.06 per share, which is equal to the closing price of our common stock on the date of grant.
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

At our annual meeting date on August 2, 2016, each of our six independent members of the Board of Directors received a grant of 1,896 restricted stock units under the Plan. Additionally, on May 26, 2016, the Compensation Committee granted 346 restricted stock units to a newly appointed Board member.

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended December 31, 2016 and 2015 was $55.44 and $42.41, respectively.

A summary of the Company's restricted stock units granted under the Plan is presented below:

Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine months ended December 31, 2015
Vested and nonvested at March 31, 2015	362.3	$22.74
Granted	266.1	42.41
Vested and issued	(153.6)	18.16
Forfeited	(1.4)	33.50
Vested and nonvested at December 31, 2015	473.4	35.25
Vested at December 31, 2015	69.8	14.76

Nine months ended December 31, 2016
Vested and nonvested at March 31, 2016	467.8	$35.22
Granted	68.4	55.44
Vested and issued	(94.7)	28.51
Forfeited	(91.4)	41.71
Vested and nonvested at December 31, 2016	350.1	39.29
Vested at December 31, 2016	63.4	20.12

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

The weighted-average grant-date fair values of the options granted during the nine months ended December 31, 2016 and 2015 were $21.75 and $17.24, respectively.

	Nine months ended December 31,
	2016	2015
Expected volatility	37.8%	40.2%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	1.7%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine months ended December 31, 2015
Outstanding at March 31, 2015	871.2	$23.40
Granted	208.2	42.13
Exercised	(336.9)	18.99
Forfeited or expired	(2.1)	38.21
Outstanding at December 31, 2015	740.4	30.63	7.9	$15,325
Exercisable at December 31, 2015	313.5	21.68	6.7	$9,341

Nine months ended December 31, 2016
Outstanding at March 31, 2016	727.7	$30.70
Granted	264.3	55.86
Exercised	(107.9)	31.91
Forfeited or expired	(92.2)	42.62
Outstanding at December 31, 2016	791.9	37.54	7.4	$12,543
Exercisable at December 31, 2016	387.0	25.70	6.3	$10,217

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2016 was $2.4 million.

16.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective tax rates used in the calculation of income taxes were 37.6% and 35.2% for the three months ended December 31, 2016 and 2015, respectively. The effective rates used in the calculation of income taxes were 36.7% and 35.2% for the nine months ended December 31, 2016 and 2015, respectively. The increase in the effective tax rate for the three and nine months ended December 31, 2016 was primarily due to non-deductible goodwill associated with the sale of rights to use Comet in certain geographic areas and the lower tax basis in e.p.t and Dermoplast. See Note 8 above for further information on the sale of rights to use Comet.

During the nine months ended December 31, 2016, we realized a net reduction to our deferred tax liability of $37.7 million as a result of the sale of Pediacare, New Skin, Fiber Choice, Dermoplast and e.p.t brands.

At December 31, 2016, a 100% owned subsidiary of the Company had a net operating loss carryforward of approximately $7.1 million ($2.5 million, tax effected), which may be used to offset future taxable income of the consolidated group and begins to expire in 2025. The Company expects to fully utilize the loss carryover before it expires.  The net operating loss carryforward is subject to an annual limitation as to usage under Internal Revenue Code Section 382 of approximately $33.6 million.

The balance in our uncertain tax liability was $3.7 million at December 31, 2016 and $4.1 million at March 31, 2016. During the three months ended December 31, 2016, we reduced our uncertain tax liability by $1.0 million related to the expiration of the statute of limitations and increased our uncertain tax liability by $0.6 million related to the current year. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

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

The following summarizes future minimum lease payments for our operating leases as of December 31, 2016:

(In thousands)
Year Ending March 31,	Facilities	Equipment	Total (a)
2017 (Remaining three months ending March 31, 2017)	$524	$132	$656
2018	2,029	443	2,472
2019	2,023	174	2,197
2020	1,848	86	1,934
2021	903	7	910
Thereafter	59	4	63
	$7,386	$846	$8,232
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $1.0 million due to us in the future under noncancelable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

(In thousands)	December 31, 2016	March 31, 2016
Minimum lease payments	$8,232	$8,434
Less: Sublease rentals	(971)	(1,165)
	$7,261	$7,269

Rent expense for the three months ended December 31, 2016 and 2015 was $0.4 million and $0.4 million, respectively.
Rent expense for the nine months ended December 31, 2016 and 2015 was $1.5 million and $1.2 million, respectively.

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

(In thousands)
Year Ending March 31,	Amount
2017 (Remaining three months ending March 31, 2017)	258
2018	1,013
2019	982
2020	559
2021	—
$2,812

18.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During the three and nine months ended December 31, 2016, approximately 40.4% and 41.4%, respectively, of our total revenues were derived from our five top selling brands.  During the three and nine months ended December 31, 2015, approximately 41.0% and 42.2%, respectively, of our total revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 20.4% and 20.7%, respectively, of our gross revenues for the three and nine months ended December 31, 2016. Walmart accounted for approximately 20.2% and 19.9%, respectively, of our gross revenues for the three and nine months ended December 31, 2015. Walgreens accounted for approximately 10.0% and 10.3% of gross revenues for the three and nine months ended December 31, 2016, respectively. Walgreens accounted for approximately 9.5% and 9.6% of gross revenues for the three and nine months ended December 31, 2015, respectively. At December 31, 2016, approximately 25.7% and 10.5% of accounts receivable were owed by Walmart and Walgreens, respectively.

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

At December 31, 2016, we had relationships with 112 third-party manufacturers.  Of those, we had long-term contracts with 48 manufacturers that produced items that accounted for approximately 78.5% of gross sales for the nine months ended December 31, 2016. At December 31, 2015, we had relationships with 101 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 79.8% of gross sales for the nine months ended December 31, 2015. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$178,097	$18,459	$21,000	$217,556
Elimination of intersegment revenues	(824)	—	—	(824)
Third-party segment revenues	177,273	18,459	21,000	216,732
Other revenues	—	—	31	31
Total segment revenues	177,273	18,459	21,031	216,763
Cost of sales	68,378	7,678	16,160	92,216
Gross profit	108,895	10,781	4,871	124,547
Advertising and promotion	26,800	3,502	380	30,682
Contribution margin	$82,095	$7,279	$4,491	93,865
Other operating expenses*				24,578
Operating income				69,287
Other expense				18,554
Income before income taxes				50,733
Provision for income taxes				19,092
Net income				$31,641
*Other operating expenses for the three months ended December 31, 2016 includes a pre-tax net gain on divestitures of $3.4 million related primarily to e.p.t and Dermoplast. The assets and corresponding contribution margin associated with the pre-tax net gain on these divestitures are included within the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$523,988	$53,061	$65,658	$642,707
Elimination of intersegment revenues	(2,188)	—	—	(2,188)
Third-party segment revenues	521,800	53,061	65,658	640,519
Other revenues	—	6	865	871
Total segment revenues	521,800	53,067	66,523	641,390
Cost of sales	198,014	21,722	51,551	271,287
Gross profit	323,786	31,345	14,972	370,103
Advertising and promotion	76,651	8,870	1,388	86,909
Contribution margin	$247,135	$22,475	$13,584	283,194
Other operating expenses*				130,635
Operating income				152,559
Other expense				60,511
Income before income taxes				92,048
Provision for income taxes				33,743
Net income				$58,305
*Other operating expenses for the nine months ended December 31, 2016 includes a pre-tax net loss of $51.6 million related to divestitures. These divestitures include Pediacare, New Skin, Fiber Choice, e.p.t, Dermoplast, and license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax net loss on divestitures related to Pediacare, New Skin, Fiber Choice, e.p.t and Dermoplast are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet are included in the Household Cleaning segment.

	Three Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues**	$165,287	$13,803	$20,623	$199,713
Elimination of intersegment revenues	(228)	—	—	(228)
Third-party segment revenues	165,059	13,803	20,623	199,485
Other revenues**	—	9	701	710
Total segment revenues	165,059	13,812	21,324	200,195
Cost of sales**	62,655	4,964	15,792	83,411
Gross profit	102,404	8,848	5,532	116,784
Advertising and promotion	26,472	2,838	625	29,935
Contribution margin	$75,932	$6,010	$4,907	86,849
Other operating expenses				24,206
Operating income				62,643
Other expense				19,462
Income before income taxes				43,181
Provision for income taxes				15,186
Net income				$27,995

	Nine Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues**	$489,265	$43,213	$65,984	$598,462
Elimination of intersegment revenues	(2,428)	—	—	(2,428)
Third-party segment revenues	486,837	43,213	65,984	596,034
Other revenues**	15	40	2,303	2,358
Total segment revenues	486,852	43,253	68,287	598,392
Cost of sales**	182,279	16,347	50,806	249,432
Gross profit	304,573	26,906	17,481	348,960
Advertising and promotion	74,107	8,338	1,805	84,250
Contribution margin	$230,466	$18,568	$15,676	264,710
Other operating expenses				69,664
Operating income				195,046
Other expense				62,464
Income before income taxes				132,582
Provision for income taxes				46,611
Net income				$85,971

**Certain immaterial amounts relating to gross segment revenues, other revenues and cost of sales for each of the three and nine months ended December 31, 2015 were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$32,439	$444	$—	$32,883
Cough & Cold	29,803	4,166	—	33,969
Women's Health	30,896	580	—	31,476
Gastrointestinal	15,109	6,701	—	21,810
Eye & Ear Care	23,571	2,997	—	26,568
Dermatologicals	19,948	479	—	20,427
Oral Care	24,129	3,083	—	27,212
Other OTC	1,378	9	—	1,387
Household Cleaning	—	—	21,031	21,031
Total segment revenues	$177,273	$18,459	$21,031	$216,763

	Nine Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$90,558	$1,515	$—	$92,073
Cough & Cold	68,876	13,718	—	82,594
Women's Health	97,051	2,151	—	99,202
Gastrointestinal	50,495	17,045	—	67,540
Eye & Ear Care	72,512	8,782	—	81,294
Dermatologicals	65,598	1,717	—	67,315
Oral Care	72,308	8,120	—	80,428
Other OTC	4,402	19	—	4,421
Household Cleaning	—	—	66,523	66,523
Total segment revenues	$521,800	$53,067	$66,523	$641,390

	Three Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$30,454	$450	$—	$30,904
Cough & Cold	30,466	3,696	—	34,162
Women's Health	33,521	877	—	34,398
Gastrointestinal	17,401	5,517	—	22,918
Eye & Ear Care	21,936	2,613	—	24,549
Dermatologicals	19,734	524	—	20,258
Oral Care	9,996	126	—	10,122
Other OTC	1,551	9	—	1,560
Household Cleaning	—	—	21,324	21,324
Total segment revenues	$165,059	$13,812	$21,324	$200,195

	Nine Months Ended December 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$86,996	$1,668	$—	$88,664
Cough & Cold	74,681	12,948	—	87,629
Women's Health	100,036	2,381	—	102,417
Gastrointestinal	56,782	14,667	—	71,449
Eye & Ear Care	71,159	9,393	—	80,552
Dermatologicals	63,026	1,669	—	64,695
Oral Care	29,706	509	—	30,215
Other OTC	4,466	18	—	4,484
Household Cleaning	—	—	68,287	68,287
Total segment revenues	$486,852	$43,253	$68,287	$598,392

During the three months ended December 31, 2016 and 2015, approximately 86.7% and 87.8%, respectively, of our total segment revenues were from customers in the United States. During the nine months ended December 31, 2016 and 2015, approximately 86.7% and 86.9%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended December 31, 2016, our Canada and Australia sales accounted for approximately 4.7% and 5.3%, respectively, of our total segment revenues, while during the three months ended December 31, 2015, approximately 5.0% and 5.0%, respectively, of our total segment revenues were attributable to sales to Canada and Australia. During the nine months ended December 31, 2016, our Canada and Australia sales accounted for approximately 4.9% and 5.4%, respectively, of our total segment revenues, while during the nine months ended December 31, 2015, approximately 5.2% and 5.9%, respectively, of our total segment revenues were attributable to sales to Canada and Australia.

At December 31, 2016 and March 31, 2016, approximately 95.9% of our consolidated goodwill and intangible assets were located in the United States and approximately 4.1% were located in Australia and the United Kingdom. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

December 31, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$318,014	$21,226	$6,245	$345,485

Intangible assets
Indefinite-lived	1,755,635	80,716	101,262	1,937,613
Finite-lived	196,391	1,004	21,370	218,765
Intangible assets, net	1,952,026	81,720	122,632	2,156,378
Total	$2,270,040	$102,946	$128,877	$2,501,863

March 31, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets
Indefinite-lived	1,823,873	85,901	110,272	2,020,046
Finite-lived	277,762	2,237	22,678	302,677
Intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total	$2,432,250	$110,914	$139,750	$2,682,914

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of December 31, 2016 and March 31, 2016, Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2016 and 2015. Such consolidating information includes separate columns for:

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

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$29,156	$172,216	$16,184	$(824)	$216,732
Other revenues	—	76	31	329	(405)	31
Total revenues	—	29,232	172,247	16,513	(1,229)	216,763

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	12,179	74,494	6,684	(1,141)	92,216
Gross profit	—	17,053	97,753	9,829	(88)	124,547

Operating Expenses
Advertising and promotion	—	3,009	24,266	3,407	—	30,682
General and administrative	2,486	2,004	15,644	1,997	—	22,131
Depreciation and amortization	722	154	4,860	116	—	5,852
Gain on divestitures	—	—	(3,405)	—	—	(3,405)
Total operating expenses	3,208	5,167	41,365	5,520	—	55,260
Operating income (loss)	(3,208)	11,886	56,388	4,309	(88)	69,287

Other (income) expense
Interest income	(12,056)	(21,422)	(1,299)	(160)	34,891	(46)
Interest expense	8,495	18,598	25,099	1,299	(34,891)	18,600
Equity in (income) loss of subsidiaries	(32,821)	(23,629)	(2,089)	—	58,539	—
Total other expense (income)	(36,382)	(26,453)	21,711	1,139	58,539	18,554
Income (loss) before income taxes	33,174	38,339	34,677	3,170	(58,627)	50,733
Provision for income taxes	1,533	5,087	11,391	1,081	—	19,092
Net income (loss)	$31,641	$33,252	$23,286	$2,089	$(58,627)	$31,641

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(8,736)	(8,736)	(8,736)	(8,736)	26,208	(8,736)
Total other comprehensive (loss) income	(8,736)	(8,736)	(8,736)	(8,736)	26,208	(8,736)
Comprehensive (loss) income	$22,905	$24,516	$14,550	$(6,647)	$(32,419)	$22,905

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$83,128	$512,212	$47,368	$(2,189)	$640,519
Other revenues	—	223	865	1,309	(1,526)	871
Total revenues	—	83,351	513,077	48,677	(3,715)	641,390

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	35,331	220,336	19,162	(3,542)	271,287
Gross profit	—	48,020	292,741	29,515	(173)	370,103

Operating Expenses
Advertising and promotion	—	11,505	66,689	8,715	—	86,909
General and administrative	6,224	5,954	43,260	4,945	—	60,383
Depreciation and amortization	2,474	456	15,410	360	—	18,700
Loss on divestitures	—	—	51,552	—	—	51,552
Total operating expenses	8,698	17,915	176,911	14,020	—	217,544
Operating income (loss)	(8,698)	30,105	115,830	15,495	(173)	152,559

Other (income) expense
Interest income	(36,100)	(64,143)	(3,865)	(475)	104,434	(149)
Interest expense	25,437	60,654	75,138	3,865	(104,434)	60,660
Equity in (income) loss of subsidiaries	(59,111)	(37,390)	(8,766)	—	105,267	—
Total other expense (income)	(69,774)	(40,879)	62,507	3,390	105,267	60,511
Income (loss) before income taxes	61,076	70,984	53,323	12,105	(105,440)	92,048
Provision for income taxes	2,771	11,791	15,842	3,339	—	33,743
Net income (loss)	$58,305	$59,193	$37,481	$8,766	$(105,440)	$58,305

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(11,857)	(11,857)	(11,857)	(11,857)	35,571	(11,857)
Total other comprehensive (loss) income	(11,857)	(11,857)	(11,857)	(11,857)	35,571	(11,857)
Comprehensive (loss) income	$46,448	$47,336	$25,624	$(3,091)	$(69,869)	$46,448

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,598	$159,783	$12,332	$(228)	$199,485
Other revenues	—	98	700	356	(444)	710
Total revenues	—	27,696	160,483	12,688	(672)	200,195

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	11,796	68,148	4,448	(981)	83,411
Gross profit	—	15,900	92,335	8,240	309	116,784

Operating Expenses
Advertising and promotion	—	1,881	25,251	2,803	—	29,935
General and administrative	1,370	1,789	13,463	1,513	—	18,135
Depreciation and amortization	1,013	151	4,794	113	—	6,071
Total operating expenses	2,383	3,821	43,508	4,429	—	54,141
Operating income (loss)	(2,383)	12,079	48,827	3,811	309	62,643

Other (income) expense
Interest income	(12,141)	(21,569)	(1,124)	(128)	34,931	(31)
Interest expense	8,602	19,443	25,255	1,124	(34,931)	19,493
Equity in (income) loss of subsidiaries	(27,711)	(15,898)	(2,033)	—	45,642	—
Total other (income) expense	(31,250)	(18,024)	22,098	996	45,642	19,462
Income (loss) before income taxes	28,867	30,103	26,729	2,815	(45,333)	43,181
Provision for income taxes	872	4,950	8,582	782	—	15,186
Net income (loss)	$27,995	$25,153	$18,147	$2,033	$(45,333)	$27,995

Comprehensive (loss) income, net of tax:
Currency translation adjustments	4,922	4,922	4,922	4,922	(14,766)	4,922
Total other comprehensive (loss) income	4,922	4,922	4,922	4,922	(14,766)	4,922
Comprehensive income (loss)	$32,917	$30,075	$23,069	$6,955	$(60,099)	$32,917

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$83,438	$477,079	$37,945	$(2,428)	$596,034
Other revenues	—	273	2,317	1,397	(1,629)	2,358
Total revenues	—	83,711	479,396	39,342	(4,057)	598,392

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	33,105	206,646	13,808	(4,127)	249,432
Gross profit	—	50,606	272,750	25,534	70	348,960

Operating Expenses
Advertising and promotion	—	7,602	68,412	8,236	—	84,250
General and administrative	3,884	5,644	38,326	4,332	—	52,186
Depreciation and amortization	3,032	444	13,686	316	—	17,478
Total operating expenses	6,916	13,690	120,424	12,884	—	153,914
Operating income (loss)	(6,916)	36,916	152,326	12,650	70	195,046

Other (income) expense
Interest income	(36,351)	(64,584)	(3,513)	(366)	104,723	(91)
Interest expense	26,056	61,654	75,604	3,513	(104,723)	62,104
Loss on extinguishment of debt	—	451	—	—	—	451
Equity in (income) loss of subsidiaries	(84,458)	(52,599)	(6,868)	—	143,925	—
Total other (income) expense	(94,753)	(55,078)	65,223	3,147	143,925	62,464
Income (loss) before income taxes	87,837	91,994	87,103	9,503	(143,855)	132,582
Provision for income taxes	1,866	13,867	28,243	2,635	—	46,611
Net income (loss)	$85,971	$78,127	$58,860	$6,868	$(143,855)	$85,971

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(6,562)	(6,562)	(6,562)	(6,562)	19,686	(6,562)
Total other comprehensive (loss) income	(6,562)	(6,562)	(6,562)	(6,562)	19,686	(6,562)
Comprehensive income (loss)	$79,409	$71,565	$52,298	$306	$(124,169)	$79,409

Condensed Consolidating Balance Sheet
December 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$36,821	$—	$202	$26,266	$—	$63,289
Accounts receivable, net	—	12,291	79,927	12,170	—	104,388
Inventories	—	16,758	75,522	9,351	(705)	100,926
Deferred income tax assets	2,372	918	8,624	688	—	12,602
Prepaid expenses and other current assets	1,611	158	7,464	772	—	10,005
Total current assets	40,804	30,125	171,739	49,247	(705)	291,210

Property and equipment, net	7,595	315	4,478	477	—	12,865
Goodwill	—	66,007	258,252	21,226	—	345,485
Intangible assets, net	—	191,387	1,882,242	82,749	—	2,156,378
Other long-term assets	2,500	2,414	—	—	—	4,914
Intercompany receivables	1,451,328	2,518,756	1,670,364	14,432	(5,654,880)	—
Investment in subsidiary	1,690,523	1,553,251	76,662	—	(3,320,436)	—
Total Assets	$3,192,750	$4,362,255	$4,063,737	$168,131	$(8,976,021)	$2,810,852

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,822	$9,418	$29,964	$3,046	$—	$45,250
Accrued interest payable	—	8,399	—	—	—	8,399
Other accrued liabilities	13,722	2,721	55,162	7,070	—	78,675
Total current liabilities	16,544	20,538	85,126	10,116	—	132,324

Long-term debt
Principal amount	—	1,437,000	—	—	—	1,437,000
Less unamortized debt costs	—	(21,421)	—	—	—	(21,421)
Long-term debt, net	—	1,415,579	—	—	—	1,415,579

Deferred income tax liabilities	—	61,047	398,380	353	—	459,780
Other long-term liabilities	—	—	3,264	48	—	3,312
Intercompany payables	2,376,349	1,249,872	1,945,431	83,228	(5,654,880)	—
Total Liabilities	2,392,893	2,747,036	2,432,201	93,745	(5,654,880)	2,010,995

Stockholders' Equity
Common stock	532	—	—	—	—	532
Additional paid-in capital	455,684	1,280,947	1,359,921	78,774	(2,719,642)	455,684
Treasury stock, at cost	(6,594)	—	—	—	—	(6,594)
Accumulated other comprehensive (loss) income, net of tax	(35,382)	(35,382)	(35,382)	(35,382)	106,146	(35,382)
Retained earnings (accumulated deficit)	385,617	369,654	306,997	30,994	(707,645)	385,617
Total Stockholders' Equity	799,857	1,615,219	1,631,536	74,386	(3,321,141)	799,857
Total Liabilities and Stockholders' Equity	$3,192,750	$4,362,255	$4,063,737	$168,131	$(8,976,021)	$2,810,852

Condensed Consolidating Balance Sheet
March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,440	$—	$2,899	$19,891	$—	$27,230
Accounts receivable, net	—	12,025	74,446	8,776	—	95,247
Inventories	—	9,411	72,296	10,088	(532)	91,263
Deferred income tax assets	316	681	8,293	818	—	10,108
Prepaid expenses and other current assets	15,311	257	8,379	1,218	—	25,165
Total current assets	20,067	22,374	166,313	40,791	(532)	249,013

Property and equipment, net	9,166	210	5,528	636	—	15,540
Goodwill	—	66,007	271,409	22,775	—	360,191
Intangible assets, net	—	191,789	2,042,640	88,294	—	2,322,723
Other long-term assets	—	1,324	—	—	—	1,324
Intercompany receivables	1,457,011	2,703,192	1,083,488	10,738	(5,254,429)	—
Investment in subsidiary	1,641,477	1,527,718	81,545	—	(3,250,740)	—
Total Assets	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,914	$7,643	$24,437	$3,302	$—	$38,296
Accrued interest payable	—	8,664	—	—	—	8,664
Other accrued liabilities	12,285	1,714	38,734	6,991	—	59,724
Total current liabilities	15,199	18,021	63,171	10,293	—	106,684

Long-term debt
Principal amount	—	1,652,500	—	—	—	1,652,500
Less unamortized debt costs	—	(27,191)	—	—	—	(27,191)
Long-term debt, net	—	1,625,309	—	—	—	1,625,309

Deferred income tax liabilities	—	60,317	408,893	412	—	469,622
Other long-term liabilities	—	—	2,682	158	—	2,840
Intercompany payables	2,368,186	1,241,084	1,570,265	74,894	(5,254,429)	—
Total Liabilities	2,383,385	2,944,731	2,045,011	85,757	(5,254,429)	2,204,455

Stockholders' Equity
Common stock	530	—	—	—	—	530
Additional paid-in capital	445,182	1,280,947	1,359,921	78,774	(2,719,642)	445,182
Treasury stock, at cost	(5,163)	—	—	—	—	(5,163)
Accumulated other comprehensive income (loss), net of tax	(23,525)	(23,525)	(23,525)	(23,525)	70,575	(23,525)
Retained earnings (accumulated deficit)	327,312	310,461	269,516	22,228	(602,205)	327,312
Total Stockholders' Equity	744,336	1,567,883	1,605,912	77,477	(3,251,272)	744,336
Total Liabilities and Stockholders' Equity	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$58,305	$59,193	$37,481	$8,766	$(105,440)	$58,305
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,474	456	15,410	360	—	18,700
Loss on divestitures and sales of property and equipment		—	51,807	—	—	51,807
Deferred income taxes	(2,056)	493	(11,101)	134	—	(12,530)
Amortization of debt origination costs	—	6,129	—	—	—	6,129
Stock-based compensation costs	6,260	—	—	—	—	6,260
Equity in income of subsidiaries	(59,111)	(37,390)	(8,766)	—	105,267	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(266)	(5,481)	(6,627)	—	(12,374)
Inventories	—	(7,347)	(9,409)	(6)	173	(16,589)
Prepaid expenses and other current assets	11,200	99	(525)	375	—	11,149
Accounts payable	(118)	1,775	5,981	(470)	—	7,168
Accrued liabilities	1,437	742	20,995	(851)	—	22,323
Net cash provided by operating activities	18,391	23,884	96,392	1,681	—	140,348

Investing Activities
Purchases of property and equipment	(890)	(158)	(785)	(102)	—	(1,935)
Proceeds from divestitures	—	—	110,717	—	—	110,717
Proceeds from the sales of property and equipment	—	—	85	—	—	85
Proceeds from DenTek working capital arbitration settlement	—	—	1,419	—	—	1,419
Net cash provided by (used in) investing activities	(890)	(158)	111,436	(102)	—	110,286

Financing Activities
Term loan repayments	—	(130,500)	—	—	—	(130,500)
Borrowings under revolving credit agreement	—	20,000	—	—	—	20,000
Repayments under revolving credit agreement	—	(105,000)	—	—	—	(105,000)
Payments of debt origination costs	—	(9)	—	—	—	(9)
Proceeds from exercise of stock options	3,444	—	—	—	—	3,444
Excess tax benefits from share-based awards	800	—	—	—	—	800
Fair value of shares surrendered as payment of tax withholding	(1,431)	—	—	—	—	(1,431)
Intercompany activity, net	12,067	191,783	(210,525)	6,675	—	—
Net cash (used in) provided by financing activities	14,880	(23,726)	(210,525)	6,675	—	(212,696)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,879)	—	(1,879)
Increase (decrease) in cash and cash equivalents	32,381	—	(2,697)	6,375	—	36,059
Cash and cash equivalents - beginning of period	4,440	—	2,899	19,891	—	27,230
Cash and cash equivalents - end of period	$36,821	$—	$202	$26,266	$—	$63,289

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$85,971	$78,127	$58,860	$6,868	$(143,855)	$85,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,032	444	13,686	316	—	17,478
Deferred income taxes	148	164	31,301	(22)	—	31,591
Amortization of debt origination costs	—	5,433	—	—	—	5,433
Stock-based compensation costs	7,057	—	—	41	—	7,098
Loss on extinguishment of debt	—	451	—	—	—	451
Gain on sale or disposal of property and equipment	—	—	—	(36)	—	(36)
Equity in income of subsidiaries	(84,458)	(52,599)	(6,868)	—	143,925	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1,158	2,188	(893)	—	2,453
Inventories	—	(2,519)	(3,014)	(1,511)	(70)	(7,114)
Prepaid expenses and other current assets	3,557	(305)	2,752	(532)	—	5,472
Accounts payable	(33)	(1,161)	(14,613)	(1,746)	—	(17,553)
Accrued liabilities	(102)	(1,636)	5,439	1,506	—	5,207
Net cash provided by operating activities	15,172	27,557	89,731	3,991	—	136,451

Investing Activities
Purchases of property and equipment	(1,741)	(93)	(212)	(494)	—	(2,540)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	—	—	7,237	—	—	7,237
Net cash provided by (used in) investing activities	(1,741)	(93)	7,025	(150)	—	5,041

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit agreement	—	15,000	—	—	—	15,000
Repayments under revolving credit agreement	—	(81,100)	—	—	—	(81,100)
Payments of debt origination costs	—	(4,211)	—	—	—	(4,211)
Proceeds from exercise of stock options	6,600	—	—	—	—	6,600
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,850	—	—	—	—	1,850
Fair value of shares surrendered as payment of tax withholding	(2,187)	—	—	—	—	(2,187)
Intercompany activity, net	2,127	92,847	(96,756)	1,782	—	—
Net cash (used in) provided by financing activities	8,934	(27,464)	(96,756)	1,782	—	(113,504)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(333)	—	(333)
Increase in cash and cash equivalents	22,365	—	—	5,290	—	27,655
Cash and cash equivalents - beginning of period	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of period	$33,752	$—	$—	$15,221	$—	$48,973

21.    Subsequent Events

On January 26, 2017, we completed our previously announced acquisition of Fleet pursuant to the Agreement and Plan of Merger, dated as of December 22, 2016, by and among Medtech Products, Inc., AETAGE LLC, C.B. Fleet TopCo, LLC, and Gryphon Partners 3.5, L.P. (the “Merger Agreement”). As a result of the merger contemplated by the Merger Agreement, we acquired multiple feminine hygiene, gastrointestinal care and infant care OTC brands, including Summer’s Eve, Fleet, and Pedia-Lax, as well as a “mix and fill” manufacturing facility in Lynchburg Virginia. The purchase price was $825.0 million subject to certain adjustments based on the cash, indebtedness, transaction expenses, and working capital of Fleet and its subsidiaries at the closing. The purchase price was funded by available cash on hand, additional borrowings under our asset-based revolving credit facility, and a new $740.0 million senior secured incremental term loan.

The acquisition will be accounted for as a business combination. The application of purchase accounting as of the closing date is expected to have a material effect on our results of operations for periods subsequent to the acquisition. We have begun the process to determine the purchase price allocation for Fleet's assets and liabilities including estimating fair values of intangible and tangible assets. These estimates have not been completed due to the timing and complexity of obtaining information and calculating such amounts.

Term Loan and ABL Refinancing
On January 26, 2017, we entered into (i) Amendment No. 4 (“Term Loan Amendment No. 4”) to the 2012 Term Loan and (ii) Amendment No. 6 (“ABL Amendment No. 6” and together with the Term Loan Amendment No. 4, the “Amendments”) to the 2012 ABL Revolver.
Term Loan Amendment No. 4 provides for (i) the refinancing of the Borrower’s outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan in an aggregate principal amount of $1.427 billion, (ii) increased flexibility under the 2012 Term Loan , including but not limited to additional investment, restricted payment and debt incurrence flexibility and financial maintenance covenant relief and (iii) an interest rate on the Term B-4 Loans that is based, at the Borrower’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternative base rate plus a margin (with a margin step-down to 2.50% per annum based upon achievement of a specified first lien net leverage ratio). In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.
ABL Amendment No. 6 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver (ii) an extension of the maturity date of revolving commitments to January 26, 2022 and (iii) increased flexibility under the 2012 ABL Revolver, including but not limited to additional investment, restricted payment and debt incurrence flexibility consistent with Term Loan Amendment No. 4.
We used the net proceeds from the Term B-4 Loans and borrowings under the 2012 ABL Revolver to finance the acquisition of Fleet, to refinance outstanding term loans, and pay fees and expenses incurred in connection with the Fleet acquisition.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 65 of this Quarterly Report on Form 10-Q.

General
We are engaged in the marketing, sales and distribution of well-recognized, brand name over-the-counter ("OTC") healthcare and household cleaning products to mass merchandisers, drug stores, supermarkets, club, convenience, and dollar stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

Acquisitions

Acquisition of DenTek
On February 5, 2016, we completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which we agreed to acquire DenTek from its stockholders for a purchase price of $226.9 million. The acquisition expands our portfolio of brands, strengthens our existing oral care platform and increases our geographic reach in parts of Europe. We financed the transaction with a combination of available cash on hand, available cash from our asset based loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are primarily included in our North American and International OTC Healthcare segments.

The DenTek acquisition was accounted for in accordance with the Business Combinations topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the February 5, 2016 acquisition date.

(In thousands)	February 5, 2016

Cash acquired	$1,359
Accounts receivable	9,187
Inventories	14,304
Deferred income taxes	3,303
Prepaids and other current assets	6,728
Property, plant and equipment, net	3,555
Goodwill	73,737
Intangible assets, net	206,700
Total assets acquired	318,873

Accounts payable	3,261
Accrued expenses	14,336
Deferred income tax liabilities - long term	74,352
Total liabilities assumed	91,949
Total purchase price	$226,924

Based on this analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at December 31, 2016 was 17.7 years.

In December 2016, as a result of an arbitration settlement and other post-closing adjustments, we recorded a reduction to goodwill of $2.8 million. As a result, we recorded goodwill of $73.7 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

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

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of preliminary inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the asset purchase agreement and within approximately 18 months following the closing date of the transaction. During the nine months ended December 31, 2016, we recorded a preliminary pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the dispositions.

The following table sets forth the components of the assets sold and the pre-tax loss recognized on the sale in July 2016.

(In thousands)	July 7, 2016
Components of assets sold:
Inventory	$2,380
Intangible assets, net	91,208
Goodwill	2,920
Assets sold	96,508
Total purchase price received	42,380
54,128
Costs to sell	2,018
Pre-tax loss on divestitures	$56,146

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the option agreement. The buyer paid a $1.25 million deposit in September 2016 and later notified us of their election to exercise the option.

In December 2016, we completed the sales of the e.p.t and Dermoplast brands for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.9 million.

The following table sets forth the components of the assets sold and the pre-tax net gain recognized on the sales of e.p.t and Dermoplast in December 2016.

(In thousands)	December 2016
Components of assets sold:
Inventory	$2,998
Intangible assets, net	45,870
Goodwill	6,889
Assets sold	55,757
Total purchase price received	59,614
Pre-tax net (gain) on divestitures	$(3,857)

Sale of license rights
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas anytime after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

Results of Operations

Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2016	%	2015*	%	Amount	%
North American OTC Healthcare
Analgesics	$32,439	15.0	$30,454	15.2	$1,985	6.5
Cough & Cold	29,803	13.7	30,466	15.2	(663)	(2.2)
Women's Health	30,896	14.3	33,521	16.7	(2,625)	(7.8)
Gastrointestinal	15,109	7.0	17,401	8.7	(2,292)	(13.2)
Eye & Ear Care	23,571	10.9	21,936	10.9	1,635	7.5
Dermatologicals	19,948	9.2	19,734	9.9	214	1.1
Oral Care	24,129	11.1	9,996	5.0	14,133	(nm)
Other OTC	1,378	0.6	1,551	0.8	(173)	(11.2)
Total North American OTC Healthcare	177,273	81.8	165,059	82.4	12,214	7.4

International OTC Healthcare
Analgesics	444	0.2	450	0.2	(6)	(1.3)
Cough & Cold	4,166	1.9	3,696	1.8	470	12.7
Women's Health	580	0.3	877	0.4	(297)	(33.9)
Gastrointestinal	6,701	3.1	5,517	2.8	1,184	21.5
Eye & Ear Care	2,997	1.4	2,613	1.3	384	14.7
Dermatologicals	479	0.2	524	0.3	(45)	(8.6)
Oral Care	3,083	1.4	126	0.1	2,957	(nm)
Other OTC	9	—	9	—	—	—
Total International OTC Healthcare	18,459	8.5	13,812	6.9	4,647	33.6

Total OTC Healthcare	195,732	90.3	178,871	89.3	16,861	9.4
Household Cleaning	21,031	9.7	21,324	10.7	(293)	(1.4)
Total Consolidated	$216,763	100.0	$200,195	100.0	$16,568	8.3
(nm) size of % not meaningful
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Total segment revenues for the three months ended December 31, 2016 were $216.8 million, an increase of $16.6 million, or 8.3%, versus the three months ended December 31, 2015. The $16.6 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $12.2 million, and the International OTC Healthcare segment, which accounted for $4.6 million, largely due to the acquisition of DenTek. The DenTek brands, acquired in February 2016, accounted for approximately $17.3 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The increase attributable to DenTek revenues was partially offset by a net decrease of $0.7 million within the North American OTC Healthcare and International OTC Healthcare segments, primarily due to the lower revenues from certain brands in the Women's Health, Gastrointestinal and Oral Care product groups including the divested brands, which were partially offset by increases in the Eye & Ear Care and Analgesics product groups.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $12.2 million, or 7.4%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015.  The $12.2 million increase was primarily attributable to the acquisition of DenTek, which accounted for approximately $14.6 million of revenues. Excluding the revenue increases contributed by DenTek, revenues would have decreased by approximately $2.4 million, primarily consisting of decreases in the Women's Health, Gastrointestinal and Oral Care product groups including the divested brands, which were partially offset primarily by increases in the Analgesics and Eye & Ear Care product groups.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $4.6 million, or 33.6%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. The $4.6 million increase was primarily attributable to the acquisition of DenTek which accounted for approximately $2.7 million of revenues. Excluding the revenue increases contributed by DenTek, revenues would have increased by approximately $1.9 million, primarily consisting of increases in the Gastrointestinal and Cough & Cold product groups.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $0.3 million, or 1.4%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. This decrease was primarily attributable to decreased royalties of $0.8 million as a result of the sale of royalty rights from our Comet brand in certain geographic regions, which was completed in July 2016.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Cost of Sales	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$68,378	38.6	$62,655	38.0	$5,723	9.1
International OTC Healthcare	7,678	41.6	4,964	35.9	2,714	54.7
Household Cleaning	16,160	76.8	15,792	74.1	368	2.3
	$92,216	42.5	$83,411	41.7	$8,805	10.6
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Cost of sales increased $8.8 million, or 10.6%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. This increase was largely due to increases in the North American OTC Healthcare segment and the International OTC Healthcare segment primarily resulting from the additional DenTek business. As a percentage of total revenue, cost of sales remained relatively consistent at 42.5% during the three months ended December 31, 2016 from 41.7% during the three months ended December 31, 2015.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $5.7 million, or 9.1%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015.  This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the North American OTC Healthcare revenues, cost of sales remained relatively consistent at 38.6% during the three months ended December 31, 2016 from 38.0% during the three months ended December 31, 2015.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $2.7 million, or 54.7%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the International OTC Healthcare revenues, cost of sales increased to 41.6% during the three months ended December 31, 2016 from 35.9% during the three months ended December 31, 2015. This increase in cost of sales as a percentage of revenues was primarily the result of an unfavorable product mix primarily resulting from the additional DenTek business.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.4 million, or 2.3%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015.  As a percentage of Household Cleaning revenues, cost of sales increased to 76.8% during the three months ended December 31, 2016 from 74.1% during the three months ended December 31, 2015. This increase in cost of sales as a percentage of revenues was primarily attributable to the decreased royalties as a result of the sale of royalty rights from our Comet brand in certain geographic regions, which was completed in July 2016.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$108,895	61.4	$102,404	62.0	$6,491	6.3
International OTC Healthcare	10,781	58.4	8,848	64.1	1,933	21.8
Household Cleaning	4,871	23.2	5,532	25.9	(661)	(11.9)
	$124,547	57.5	$116,784	58.3	$7,763	6.6
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Gross profit for the three months ended December 31, 2016 increased $7.8 million, or 6.6%, when compared with the three months ended December 31, 2015.  As a percentage of total revenues, gross profit remained relatively consistent at 57.5% during the three months ended December 31, 2016 from 58.3% during the three months ended December 31, 2015.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $6.5 million, or 6.3%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. The increase was due to higher overall sales volume, primarily attributable to the addition of DenTek sales. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent at 61.4% during the three months ended December 31, 2016 from 62.0% during the three months ended December 31, 2015.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.9 million, or 21.8%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. The increase was due to higher overall sales volume, primarily attributable to the addition of DenTek sales. As a percentage of International OTC Healthcare revenues, gross profit decreased to 58.4% during the three months ended December 31, 2016 from 64.1% during the three months ended December 31, 2015. The decrease in gross profit as a percentage of revenues was primarily attributable to decreased sales in certain distribution channels and an unfavorable product mix primarily resulting from the additional DenTek business.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.7 million, or 11.9%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015, primarily attributable to decreased royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.  As a percentage of Household Cleaning revenue, gross profit decreased to 23.2% during the three months ended December 31, 2016 from 25.9% during the three months ended December 31, 2015. The decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties in certain geographic regions.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$82,095	46.3	$75,932	46.0	$6,163	8.1
International OTC Healthcare	7,279	39.4	6,010	43.5	1,269	21.1
Household Cleaning	4,491	21.4	4,907	23.0	(416)	(8.5)
	$93,865	43.3	$86,849	43.4	$7,016	8.1
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Contribution margin is a non-GAAP financial measure that we use and is useful to investors as a primary measure for period to period comparisons of results, to evaluate our segment performance and compare our performance to that of our competitors. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $7.0 million, or 8.1%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015.  This increase was primarily related to the increase in gross profit in the North American OTC Healthcare and International OTC Healthcare segments.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $6.2 million, or 8.1%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, contribution margin remained relatively consistent at 46.3% during the three months ended December 31, 2016 from 46.0% during the three months ended December 31, 2015.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.3 million, or 21.1%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015. The contribution margin increase was primarily the result of higher sales volumes and resulting gross profit as well as the timing of our promotions, which resulted in lower advertising and promotional costs during the current period. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 39.4% during the three months ended December 31, 2016 from 43.5% during the three months ended December 31, 2015. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.4 million, or 8.5%, during the three months ended December 31, 2016 versus the three months ended December 31, 2015, primarily attributable to decreased royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.  As a percentage of Household Cleaning revenues, contribution margin decreased to 21.4% during the three months ended December 31, 2016 from 23.0% during the three months ended December 31, 2015. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $22.1 million for the three months ended December 31, 2016 versus $18.1 million for the three months ended December 31, 2015. The increase in general and administrative expenses was primarily due to an increase in compensation, professional fees, acquisition and integration costs associated with the acquisitions of DenTek and Fleet, and the costs associated with the sales of the Dermoplast and e.p.t brands.

Depreciation and Amortization
Depreciation and amortization expense was $5.9 million and $6.1 million for the three months ended December 31, 2016 and 2015, respectively. The decrease in depreciation and amortization expense was primarily due to reduced intangible asset amortization during 2017 as a result of brands divested during the quarter, partially offset by higher intangible asset amortization during 2017 related to the intangible assets acquired as a result of the DenTek acquisition.

(Gain)/Loss on Divestitures
We recorded a pre-tax net gain on divestitures of $3.4 million for the three months ended December 31, 2016, which relate primarily to sales of e.p.t and Dermoplast. In December 2016, we completed the sales of e.p.t and Dermoplast, which were non-core OTC brands reported under the North American OTC Healthcare segment. e.p.t was included in the Women's Health product group, while Dermoplast was included in the Dermatologicals product group.

Interest Expense
Net interest expense was $18.6 million during the three months ended December 31, 2016 versus $19.5 million during the three months ended December 31, 2015. The decrease in net interest expense was primarily attributable to the lower interest rate on our 6.375% senior notes due 2024 (the "2016 Senior Notes") compared to our 8.125% senior notes due 2020 (the "2012 Senior Notes"). The 2016 Senior Notes were issued in February 2016 in connection with the acquisition of DenTek and the redemption of the 2012 Senior Notes. This decrease was largely offset by increased accelerated amortization of debt origination costs due to the higher repayments of our Term B-3 Loans. The average indebtedness remained consistent at $1.5 billion during the three months ended December 31, 2016 and 2015. The average cost of borrowing decreased to 5.1% for the three months ended December 31, 2016 from 5.2% for the three months ended December 31, 2015.

Income Taxes
The provision for income taxes during the three months ended December 31, 2016 was $19.1 million versus a provision for income taxes of $15.2 million during the three months ended December 31, 2015.  The effective tax rate during the three months ended December 31, 2016 was 37.6% versus 35.2% during the three months ended December 31, 2015. The increase in the effective tax rate for the three months ended December 31, 2016 versus the three months ended December 31, 2015 was primarily due to the elimination of the lower tax basis in e.p.t and Dermoplast upon their sale. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2017 is expected to be approximately 35.1%, excluding the impact of the recently completed Fleet acquisition and discrete items that may occur.

Results of Operations

Nine Months Ended December 31, 2016 compared to the Nine Months Ended December 31, 2015

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2016 and 2015.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2016	%	2015*	%	Amount	%
North American OTC Healthcare
Analgesics	$90,558	14.1	$86,996	14.5	$3,562	4.1
Cough & Cold	68,876	10.7	74,681	12.5	(5,805)	(7.8)
Women's Health	97,051	15.1	100,036	16.7	(2,985)	(3.0)
Gastrointestinal	50,495	7.9	56,782	9.5	(6,287)	(11.1)
Eye & Ear Care	72,512	11.3	71,159	12.0	1,353	1.9
Dermatologicals	65,598	10.2	63,026	10.5	2,572	4.1
Oral Care	72,308	11.3	29,706	5.0	42,602	(nm)
Other OTC	4,402	0.7	4,466	0.7	(64)	(1.4)
Total North American OTC Healthcare	521,800	81.3	486,852	81.4	34,948	7.2

International OTC Healthcare
Analgesics	1,515	0.2	1,668	0.3	(153)	(9.2)
Cough & Cold	13,718	2.1	12,948	2.2	770	5.9
Women's Health	2,151	0.3	2,381	0.4	(230)	(9.7)
Gastrointestinal	17,045	2.7	14,667	2.3	2,378	16.2
Eye & Ear Care	8,782	1.4	9,393	1.6	(611)	(6.5)
Dermatologicals	1,717	0.3	1,669	0.3	48	2.9
Oral Care	8,120	1.3	509	0.1	7,611	(nm)
Other OTC	19	—	18	—	1	5.6
Total International OTC Healthcare	53,067	8.3	43,253	7.2	9,814	22.7

Total OTC Healthcare	574,867	89.6	530,105	88.6	44,762	8.4
Household Cleaning	66,523	10.4	68,287	11.4	(1,764)	(2.6)
Total Consolidated	$641,390	100.0	$598,392	100.0	$42,998	7.2
(nm) size of % not meaningful
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Total segment revenues for the nine months ended December 31, 2016 were $641.4 million, an increase of $43.0 million, or 7.2%, versus the nine months ended December 31, 2015. The $43.0 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $34.9 million, and the International OTC Healthcare segment, which accounted for $9.8 million, largely due to the acquisition of DenTek. The DenTek brands, acquired in February 2016, accounted for approximately $51.2 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The increase attributable to DenTek revenues was partially offset by a net decrease of $8.1 million within the North American OTC Healthcare and International OTC Healthcare segments, primarily due to the lower revenues from certain brands in the Cough & Cold, Gastrointestinal, Women's Health and Oral Care product groups including the divested brands, which were partially offset primarily by increases in the Analgesics and Dermatologicals product groups.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $34.9 million, or 7.2%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015.  The $34.9 million increase was primarily attributable to the acquisition of DenTek, which accounted for approximately $43.8 million of revenues. Excluding the revenue increases contributed by DenTek, revenues would have decreased by approximately $8.9 million, primarily consisting of decreases in the Gastrointestinal, Cough & Cold and Women's Health product groups and the impact of the divested brands, which were partially offset primarily by increases in the Analgesics and Dermatologicals product groups.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $9.8 million, or 22.7%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. The $9.8 million increase was primarily attributable to the acquisition of DenTek which accounted for approximately $7.4 million of revenues. Excluding the revenue increases contributed by DenTek, revenues would have increased by approximately $2.4 million, primarily consisting of increases in the Gastrointestinal and Cough & Cold product groups, partially offset by a decrease in the Eye & Ear Care product group.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.8 million, or 2.6%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. This decrease was primarily attributable to decreased royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions, which was completed in July 2016.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Cost of Sales	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$198,014	37.9	$182,279	37.4	$15,735	8.6
International OTC Healthcare	21,722	40.9	16,347	37.8	5,375	32.9
Household Cleaning	51,551	77.5	50,806	74.4	745	1.5
	$271,287	42.3	$249,432	41.7	$21,855	8.8
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Cost of sales increased $21.9 million, or 8.8%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenue, cost of sales remained relatively consistent at 42.3% during the nine months ended December 31, 2016 from 41.7% during the nine months ended December 31, 2015.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $15.7 million, or 8.6%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015.  This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the North American OTC Healthcare revenues, cost of sales remained relatively consistent at 37.9% during the nine months ended December 31, 2016 from 37.4% during the nine months ended December 31, 2015.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $5.4 million, or 32.9%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. This cost of sales increase was due to higher overall sales volume primarily attributable to the acquisition of DenTek. As a percentage of the International OTC Healthcare revenues, cost of sales increased to 40.9% during the nine months ended December 31, 2016 from 37.8% during the nine months ended December 31, 2015, primarily attributable to an unfavorable product mix and increased cost of sales as a percentage of revenues from DenTek while we integrate the brand into our existing product portfolio.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.7 million, or 1.5%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015.  As a percentage of Household Cleaning revenues, cost of sales increased to 77.5% during the nine months ended December 31, 2016 from 74.4% during the nine months ended December 31, 2015. This increase in cost of sales as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions, which was completed in July 2016.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$323,786	62.1	$304,573	62.6	$19,213	6.3
International OTC Healthcare	31,345	59.1	26,906	62.2	4,439	16.5
Household Cleaning	14,972	22.5	17,481	25.6	(2,509)	(14.4)
	$370,103	57.7	$348,960	58.3	$21,143	6.1
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Gross profit for the nine months ended December 31, 2016 increased $21.1 million, or 6.1%, when compared with the nine months ended December 31, 2015.  As a percentage of total revenues, gross profit remained relatively consistent at 57.7% during the nine months ended December 31, 2016 from 58.3% during the nine months ended December 31, 2015.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $19.2 million, or 6.3%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. The increase was due to higher overall sales volume, primarily attributable to the addition of DenTek sales. As a percentage of North American OTC Healthcare revenues, gross profit remained relatively consistent at 62.1% during the nine months ended December 31, 2016 from 62.6% during the nine months ended December 31, 2015.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $4.4 million, or 16.5%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. The increase was due to higher overall sales volume, primarily attributable to the addition of DenTek sales. As a percentage of International OTC Healthcare revenues, gross profit decreased to 59.1% during the nine months ended December 31, 2016 from 62.2% during the nine months ended December 31, 2015, primarily due to an unfavorable product mix and increased cost of sales as a percentage of revenues from DenTek while we integrate the brand into our existing product portfolio.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $2.5 million, or 14.4%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015.  As a percentage of Household Cleaning revenue, gross profit decreased to 22.5% during the nine months ended December 31, 2016 from 25.6% during the nine months ended December 31, 2015. As discussed above, the decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights for our Comet brand in certain geographic regions.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2016	%	2015*	%	Amount	%
North American OTC Healthcare	$247,135	47.4	$230,466	47.3	$16,669	7.2
International OTC Healthcare	22,475	42.4	18,568	42.9	3,907	21.0
Household Cleaning	13,584	20.4	15,676	23.0	(2,092)	(13.3)
	$283,194	44.2	$264,710	44.2	$18,484	7.0
(*) Certain immaterial amounts in the prior year period relating to gross segment revenues, other revenues and cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

Contribution margin is a non-GAAP financial measure that we use and is useful to investors as a primary measure for period to period comparisons of results, to evaluate our segment performance and compare our performance to that of our competitors. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $18.5 million, or 7.0%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015.  This increase was primarily related to the increase in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $16.7 million, or 7.2%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of North American OTC Healthcare revenues, contribution margin remained relatively consistent at 47.4% during the nine months ended December 31, 2016 from 47.3% during the nine months ended December 31, 2015.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.9 million, or 21.0%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the acquisition of DenTek. As a percentage of International OTC Healthcare revenues, contribution margin remained relatively consistent at 42.4% during the nine months ended December 31, 2016 from 42.9% during the nine months ended December 31, 2015.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.1 million, or 13.3%, during the nine months ended December 31, 2016 versus the nine months ended December 31, 2015.  As a percentage of Household Cleaning revenues, contribution margin decreased to 20.4% during the nine months ended December 31, 2016 from 23.0% during the nine months ended December 31, 2015. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $60.4 million for the nine months ended December 31, 2016 versus $52.2 million for the nine months ended December 31, 2015. The increase in general and administrative expenses was primarily due to an increase in compensation, professional fees, acquisition and integration costs associated with the acquisitions of DenTek and Fleet, and the costs associated with the sales of Pediacare, Fiber Choice, New Skin, Dermoplast and e.p.t.

Depreciation and Amortization
Depreciation and amortization expense was $18.7 million and $17.5 million for the nine months ended December 31, 2016 and 2015, respectively. The increase in depreciation and amortization expense was primarily due to higher intangible asset amortization during 2017 related to the intangible assets acquired as a result of the DenTek acquisition, partially offset by a reduction in amortization related to divested brands.

(Gain)/Loss on Divestitures
We recorded a pre-tax net loss on divestitures of $51.6 million for the nine months ended December 31, 2016, which relates to several separate transactions. In July 2016, the Company completed the sale of Pediacare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. Included in the pre-tax net loss above is a pre-tax gain of $1.2 million on the sale of a royalty license for our Comet brand in certain geographic areas as further discussed in Note 8. Furthermore, also included in the pre-tax net loss above is a pre-tax net gain on divestitures of $3.4 million for the three months ended December 31, 2016, which relates primarily to sales of e.p.t and Dermoplast. Both e.p.t and Dermoplast were non-core OTC brands reported under the North American OTC Healthcare segment. e.p.t was included in the Women's Health product group, while Dermoplast was included in the Dermatologicals product group.

Interest Expense
Net interest expense was $60.7 million during the nine months ended December 31, 2016 versus $62.1 million during the nine months ended December 31, 2015. The decrease in net interest expense was primarily attributable to the lower interest rate on our 2016 Senior Notes compared to our 2012 Senior Notes. The 2016 Senior Notes were issued in February 2016 in connection with the acquisition of DenTek and the redemption of the 2012 Senior Notes. This decrease was largely offset by increased accelerated amortization of debt origination costs due to the higher repayments of our Term B-3 Loans in the current period. The average indebtedness remained consistent at $1.5 billion during the nine months ended December 31, 2016 and 2015. The average cost of borrowing remained consistent at 5.3% for the nine months ended December 31, 2016 and 2015.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2016 was $33.7 million versus a provision for income taxes of $46.6 million during the nine months ended December 31, 2015.  The effective tax rate during the nine months ended December 31, 2016 was 36.7% versus 35.2% during the nine months ended December 31, 2015. The increase in the effective tax rate for the nine months ended December 31, 2016 versus the nine months ended December 31, 2015 was primarily due to the impact of certain non-deductible items in the current year period related to the sale of rights for our Comet brand and the elimination of the lower tax basis in e.p.t and Dermoplast upon their sale. The estimated effective tax rate for the remaining quarter of the fiscal year ending March 31, 2017 is expected to be approximately 35.1%, excluding the impact of the recently completed Fleet acquisition and discrete items that may occur.

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

	Nine Months Ended December 31,
(In thousands)	2016	2015
Cash provided by (used in):
Operating Activities	$140,348	$136,451
Investing Activities	110,286	5,041
Financing Activities	(212,696)	(113,504)

Operating Activities
Net cash provided by operating activities was $140.3 million for the nine months ended December 31, 2016 compared to $136.5 million for the nine months ended December 31, 2015. The $3.9 million increase in net cash provided by operating activities was primarily due to a decrease in working capital of $23.2 million, partially offset by a decrease in net income of $27.7 million. The decrease in net income was primarily due to a loss on sale of assets associated with the sale of Pediacare, New Skin and Fiber Choice.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 primarily as a result of a decrease in the year-over-year change in prepaid expenses of $5.7 million and an increase in accounts receivable, inventory, accounts payable and accrued liabilities of $14.8 million, $9.5 million, $24.7 million and 17.1 million, respectively.

Investing Activities
Net cash provided by investing activities was $110.3 million for the nine months ended December 31, 2016 compared to $5.0 million for the nine months ended December 31, 2015. The change was primarily due to the proceeds of $110.7 million received in the current period from the sales of businesses.

Financing Activities
Net cash used in financing activities was $212.7 million for the nine months ended December 31, 2016 compared to $113.5 million for the nine months ended December 31, 2015.  The change was primarily due to an increase in the term loan repayments of $80.5 million and repayments under the revolving credit agreement of $23.9 million year-over-year.

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
The 2012 Term Loan, as amended, bears interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% and (d) a floor of 1.75% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, with a floor of 0.75%. For the nine months ended December 31, 2016, the average interest rate on the 2012 Term Loan was 4.7%.

On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provided for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date of ABL Amendment No. 4. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the nine months ended December 31, 2016, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.7%.
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

Redemptions and Restrictions:
At any time prior to December 15, 2016, we had the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we had the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control, as defined in the indenture governing the 2013 Senior Notes, the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

As of December 31, 2016, we had an aggregate of $1,437.0 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$687.0 million of borrowings under the Term B-3 Loans; and

•	$0.0 million of borrowings under the 2012 ABL Revolver.

As of December 31, 2016, we had $135.0 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either December 31, 2016 or March 31, 2016 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.25 to 1.0 for the quarter ended December 31, 2016 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 3.75 to 1.0 for the quarter ending March 31, 2019 and remains level thereafter;

•
Have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended December 31, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 3.50 to 1.0 for the quarter ending March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2016 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At December 31, 2016, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2017. During the years ended March 31, 2016, 2015 and 2014, we made voluntary principal payments against outstanding indebtedness of $60.0 million, $130.0 million and $157.5 million, respectively, under the 2012 Term Loan. Under Term Loan Amendment No. 2, we were required to make quarterly payments each equal to 0.25% of the original principal amount of the Term B-2 Loans, with the balance expected to be due on the seventh anniversary of the closing date. However, since we entered into Term Loan Amendment No. 3, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $852.5 million. Since we have previously made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2021.

On December 22, 2016 we announced that we entered into a definitive agreement to acquire C.B. Fleet TopCo, LLC ("Fleet") for $825.0 million plus cash on hand at closing and was subject to adjustment for the indebtedness, transaction expenses and working capital of Fleet and its subsidiaries. We completed the acquisition on January 26, 2017. The acquisition was funded by a combination of borrowings under our credit facilities, which were refinanced, and available cash on hand. In connection with the acquisition of Fleet, we refinanced our existing 2012 Term Loan and borrowed an incremental $740.0 million, borrowed $90.0 million on our existing ABL Revolver and further increased our borrowing capacity by $40.0 million to $175.0 million, subject to a borrowing base, which includes the value of the acquired Fleet assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the three and nine months ended December 31, 2016, a high rate of inflation in the future could have a material adverse effect on our financial condition or results from operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, or the related disclosure of contingent assets and liabilities.  These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates.  Our most critical accounting policies are as follows:

Revenue Recognition
We recognize revenue when the following revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) the product has been shipped and the customer takes ownership and assumes the risk of loss; and (iv) collection of the resulting receivable is reasonably assured.  We have determined that these criteria are met and the transfer of risk of loss generally occurs when product is received by the customer, and accordingly we recognize revenue at that time.  Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered.  At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for the fiscal year ended March 31, 2016 was $56.4 million. For the three and nine months ended December 31, 2016, our related promotional expense was $16.6 million and $47.5 million, respectively. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the fiscal year ended March 31, 2016, our sales and operating income would have been reduced by approximately $5.6 million.  Net income would have been adversely affected by approximately $3.6 million.  Similarly, had we underestimated the promotional program rate by 10% for the three and nine months ended December 31, 2016, our sales and operating income would have been adversely affected by approximately $1.7 million and $4.8 million, respectively.  Net income would have been adversely affected by approximately $1.1 million and $3.1 million, respectively, for the three and nine months ended December 31, 2016.

We also periodically run coupon programs in Sunday newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house's experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  For the fiscal year ended March 31, 2016, we had 395 coupon events.  The amount recorded against revenues and accrued for these events during 2016 was $5.6 million. Cash settlement of coupon redemptions during 2016 was $3.5 million.  During the three and nine months ended December 31, 2016, we had 140 and 411 coupon events, respectively.  The amount recorded against revenue and accrued for these events during the three and nine months ended December 31, 2016 was $2.2 million and $5.9 million, respectively. Cash settlement of coupon redemptions during the three and nine months ended December 31, 2016 was $0.6 million and $3.1 million, respectively.

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

We construct our returns analysis by looking at the previous year's return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months' return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2016, 2015 and 2014, returns represented 3.7%, 4.2% and 2.2%, respectively, of gross sales.  For the three and nine months ended December 31, 2016, product returns represented 3.3% and 4.0% of gross sales, respectively.  At December 31, 2016 and March 31, 2016, the allowance for sales returns and cash discounts was $11.0 million and $10.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  Based on the methodology described above and our actual returns experience, management believes the likelihood of such an event remains remote.  As noted, over the last three years our actual product return rate has stayed within a range of 2.2% to 4.2% of gross sales.  However, a hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the fiscal year ended March 31, 2016 by approximately $0.9 million.  Net income would have been reduced by approximately $0.6 million.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales for the three and nine months ended December 31, 2016 would have reduced our reported sales and operating income by approximately $0.2 million and $0.7 million, respectively. Net income would have been reduced by approximately $0.2 million and $0.5 million, respectively.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations were $2.6 million for the fiscal year ended March 31, 2016, while for the three and nine months ended December 31, 2016, we recorded obsolescence costs of $0.6 million and $2.0 million, respectively.  A hypothetical increase of 1.0% in our allowance for obsolescence at March 31, 2016 would have reduced our reported operating income and net income for the fiscal year ended March 31, 2016 by less than $0.1 million.  Similarly, a hypothetical increase of 1.0% in our obsolescence allowance for the three and nine months ended December 31, 2016 would have reduced each of our reported operating income and net income by less than $0.1 million.

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

We establish specific reserves for those accounts that file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.7% and 0.8% of accounts receivable at December 31, 2016 and March 31, 2016, respectively.  Bad debt expense for the fiscal year ended March 31, 2016 was approximately $0.1 million, while during the three and nine months ended December 31, 2016, we recorded bad debt expense of less than $0.1 million.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales during the fiscal year ended March 31, 2016 would have resulted in a decrease in each of reported operating income and reported net income of less than $0.1 million.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the three months ended December 31, 2016 would have resulted in no change to reported operating income or reported net income. A hypothetical increase of 0.1% in our bad debt expense as a percentage of sales for the nine months ended December 31, 2016 would have resulted in a decrease in reported operating income and reported net income of less than $0.1 million.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $2,501.9 million and $2,682.9 million at December 31, 2016 and March 31, 2016, respectively.  At December 31, 2016, goodwill and intangible assets were apportioned among our three operating segments as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$318,014	$21,226	$6,245	$345,485

Intangible assets, net
Indefinite-lived:
Analgesics	308,204	1,946	—	310,150
Cough & Cold	138,946	18,089	—	157,035
Women's Health	532,300	1,585	—	533,885
Gastrointestinal	213,639	57,222	—	270,861
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	148,990	1,874	—	150,864
Oral Care	241,238	—	—	241,238
Household Cleaning	—	—	101,262	101,262
Total indefinite-lived intangible assets, net	1,755,635	80,716	101,262	1,937,613

Finite-lived:
Analgesics	40,042	—	—	40,042
Cough & Cold	27,050	580	—	27,630
Women's Health	19,147	234	—	19,381
Gastrointestinal	8,675	190	—	8,865
Eye & Ear Care	27,234	—	—	27,234
Dermatologicals	21,447	—	—	21,447
Oral Care	38,787	—	—	38,787
Other OTC	14,009	—	—	14,009
Household Cleaning	—	—	21,370	21,370
Total finite-lived intangible assets, net	196,391	1,004	21,370	218,765
Total intangible assets, net	1,952,026	81,720	122,632	2,156,378
Total goodwill and intangible assets, net	$2,270,040	$102,946	$128,877	$2,501,863

At December 31, 2016, our highest valued brands were Monistat, BC/Goody's, DenTek, Clear Eyes and Chloraseptic, comprising approximately 59.3% of the intangible assets within the OTC Healthcare segments. The Comet, Chore Boy, and Spic and Span brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

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

Goodwill
As of February 29, 2016, our annual impairment review date, and March 31, 2016, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values. In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions. In the event that the carrying value of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. As of December 31, 2016, there have been no triggering events that would indicate potential impairment of goodwill, and no impairment charge was recorded during the nine months ended December 31, 2016.

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

Finite-Lived Intangible Assets
When events or changes in circumstances indicate the carrying value of the finite-lived intangible assets may not be recoverable, management performs a review similar to indefinite-lived intangible assets to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names.

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

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The discount rate utilized in the analyses, as well as future cash flows, may be influenced by factors such as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded non-cash compensation expense of $6.3 million and $7.1 million for the nine months ended December 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update affect narrow aspects of the guidance issued in ASU 2014-09, Revenue from Contracts with Customers. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual periods beginning after December 15, 2018. The adoption of ASU 2016-19 is not expected to have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this update require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of ASU 2016-16 is not expected to have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on our Consolidated Financial Statements.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "goal," "future," "seek," "may," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our inability to invest successfully in research and development;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce many of the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center or manufacturing facility;

•	Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or integration problems associated with such transactions;

•	Actions of government agencies in connection with our products or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our inability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

For more information, see “Risk Factors” contained in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2016, we had variable rate debt of approximately $687.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2016 of approximately $1.8 million and $5.9 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2016, approximately 12.2% and 12.4%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2015, approximately 11.2% and 11.6%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2016. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.1 million for the three months ended December 31, 2016 and approximately $3.4 million for the nine months ended December 31, 2016. Excluding the pre-tax loss on the sale of assets of $51.6 million in the first three quarters of 2017, and holding all other variables constant, a hypothetical 10.0% adverse change in foreign currency exchange rates would have resulted in a less than 5.0% impact on pre-tax income for the nine months ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2016.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2016 in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	—	—	n/a	n/a
November 1 to November 30, 2016	780	$45.83	n/a	n/a
December 1 to December 31, 2016	—	—	n/a	n/a
Total	780		n/a	n/a
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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 2, 2017	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of December 22, 2016, by and among Medtech Products Inc., AETAGE LLC, C.B. Fleet TopCo, LLC and Gryphon Partners 3.5, L.P.

10.1	Executive Offer Letter dated as of November 14, 2016, by and between Prestige Brands Holdings, Inc. and William C. P'Pool.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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