Form 10-K
period 2017-03-31
Prestige Brands Holdings, Inc.
filed 2017-05-17
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-1297589 (I.R.S. Employer Identification No.)
660 White Plains Road Tarrytown, New York 10591 (Address of principal executive offices) (Zip Code)
Securities registered pursuant to Section 12(b) of the Act:	(914) 524-6800 (Registrant's telephone number, including area code)
Title of each class:		Name of each exchange on which registered:
Common Stock, par value $.01 per share		New York Stock Exchange
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2016 was $2,550.5 million.
As of May 5, 2017, the Registrant had 52,955,133 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing;

•	Our inability to invest successfully in research and development;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce many of the products we sell;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center or manufacturing facility;

•
Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or problems associated with integration of those businesses and facilities;

•	Actions of government agencies in connection with our products, advertising or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our inability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness and possible inability to service our debt;

•	Our ability to obtain additional financing; and

•	The restrictions imposed by our financing agreements on our operations.

For more information, see “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries.  Similarly, reference to a year (e.g., “2017”) refers to our fiscal year ended March 31 of that year.

We are engaged in the marketing, sales, manufacturing and distribution of well-recognized, brand name, over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers, drug, food, dollar, convenience, and club stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.  Our ultimate success is dependent on several factors, including our ability to:

•	Develop and execute effective sales, advertising and marketing programs;

•	Integrate acquired brands;

•	Develop innovative new products;

•	Respond to the technological advances and product introductions of our competitors; and

•	Continue to grow our presence in the United States and international markets.

We conduct our operations in three reportable segments: North American OTC Healthcare, International OTC Healthcare, and Household Cleaning.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 78.9%, 75.1%, and 70.8% of our net revenues for 2017, 2016, and 2015, respectively, during the period the respective brands were owned by us.

Major Brands	Market Position(1)	Market Segment(2)
North American and International Over-the-Counter Healthcare:
Chloraseptic®	#1	Sore Throat Liquids/Lozenges
Clear Eyes®	#1	Eye Allergy/Redness Relief
Compound W®	#1	Wart Removal
Dramamine®	#1	Motion Sickness Relief
Efferdent®	#2	Denture Cleanser Tablets
Luden's®	#3	Cough Drops
BC®/Goody's®	#1	Analgesic Powders
Beano®	#1	Gas Prevention
Debrox®	#1	Ear Wax Removal
Gaviscon® (3)	#1	Upset Stomach Remedies
Fess® (4)	#1	Nasal Saline Spray
Hydralyte® (4)	#1	Oral Rehydration
Monistat®	#1	Vaginal Treatment-Anti-Fungal
Nix®	#2	Lice/Parasite Treatments
DenTek®	#1	Peg Oral Care
Summer's Eve	#1	Feminine Care Products
Fleet	#1	Laxatives-Enemas/Suppositories

Household Cleaning:
Comet®	#1	Abrasive Tub and Tile Cleaners

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc., an independent market research firm (“IRI”). IRI reports total U.S. Multi-Outlet retail sales data in the food, drug, mass merchandise markets (including Walmart), dollar stores (Dollar General, Family Dollar, Fred's), selected warehouse clubs (BJ's and Sam's) and DeCA military commissaries and convenience stores, representing approximately 90% of Prestige Brands' categories for retail sales.

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)
Gaviscon is distributed by us in Canada only, and the market information was generated by Nielsen, an independent third party market research firm for the period ending March 4, 2017. Figures represent national, all channel retail sales data in the food, drug, mass merchandise (e.g. Walmart), general merchandise (e.g. Dollarama), and warehouse club stores (e.g. Costco). Data reported for warehouse club and general merchandise is calculated based on home scan panel data, and not direct point of sale data.

(4)
The brands from our Care Pharmaceuticals Pty. Ltd. subsidiary ("Care Pharma") includes the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia, and Hydralyte, which is the leading OTC brand in oral rehydration in Australia. Market information was generated by IRI Aztec, an independent market research firm, for the period ending March 19, 2017.

Our products are sold through multiple channels, including mass merchandisers and drug, food, dollar, convenience, and club stores, which reduces our exposure to any single distribution channel.

We have grown our product portfolio both organically and through acquisitions. We develop our core brands organically by investing in new product lines, brand extensions and providing advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired well-recognized brands from consumer products and pharmaceutical companies as well as from private equity investors. While certain of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, certain brands were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to achieve our objective of reinvigorating these brands and improving their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  This is achieved often through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions. Our business, business model, competitive strengths and growth strategy face various risks that are described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products.  As an example of this philosophy, in 2017, we launched Nix Ultra Kit, Compound W Complete Wart Kit, Luden's Green Apple, Chloraseptic Spray - improved flavors, Efferdent Reformulation, Gaviscon Max Relief Berry and Gaviscon Max Relief Peppermint. In 2016, we launched Clear Eyes Pure Relief for Dry Eyes and Multi Symptom, Nix Ultra Lice Elimination System, Little Remedies Probiotic Plus Electrolytes and Goody's Mixed Fruit Blast and Back and Body Single Dose. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we primarily outsource the operating elements of these functions to well-established third-party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure, with low overhead, limited working capital requirements, and minimal investment in capital expenditures, as evidenced by the following:

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2017	56.7	10.1	0.3
2016	57.9	9.0	0.4
2015	56.8	11.4	0.9

In 2017, our gross margin percentage decreased 120 basis points versus 2016, primarily as a result of purchase accounting charges. In 2016, our gross margin percentage was comparable to the prior year with an increase of 110 basis points. General and administrative costs, as a percentage of total revenues, increased 110 basis points in 2017 versus 2016, primarily as a result of acquisition and integration charges. In 2017, our capital expenditures as a percentage of revenues decreased 10 basis points versus 2016.

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

Growth Strategy

In order to continue to enhance our brands and drive growth, we focus our growth strategy on our core competencies:

•	Effective Marketing and Advertising;

•	Sales Excellence;

•	Extraordinary Customer Service;

•	Innovation and Product Development; and

•	Strategic Acquisitions

We execute this strategy through the following efforts:

•	Investments in Advertising and Promotion

We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer-oriented programs that include targeted coupon programs, media, in-store and digital advertising.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  Advertising and promotion spend on our top five selling brands was approximately15.0% of the revenues associated with these brands in 2017. In 2017 and 2016, advertising and promotional spend on the core brands was approximately 16.4% and 15.7%, respectively, of the revenues associated with these brands. In 2017, advertising and promotion spend for the newly acquired Fleet brands was approximately 32.8% of revenues associated with these brands, from the acquisition date of January 26, 2017 through March 31, 2017.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2017, we launched Nix Ultra Kit, Compound W Complete Wart Kit, Luden's Green Apple, Chloraseptic Spray - improved flavors, Efferdent Reformulation, Gaviscon Max Relief Berry and Gaviscon Max Relief Peppermint. In 2016, we launched Clear Eyes Pure Relief for Dry Eyes and Multi Symptom, Nix Ultra Lice Elimination System, Little Remedies Probiotic Plus Electrolytes and Goody's Mixed Fruit Blast and Back and Body Single Dose. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels

Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we focus on expanding our reliance on direct sales while reducing our reliance on brokers.

•	Growing Our International Business

International sales beyond the borders of North America represented 8.4%, 7.4% and 8.9% of revenues in 2017, 2016, and 2015, respectively, and are primarily from the acquisition of DenTek in 2016, and the acquisition of Hydralyte in 2015.  We have designed and developed both products and packaging for specific international markets and expect that our international revenues will continue to grow.

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

Market Position

During 2017, approximately 75.5% of our net revenues were from brands with a number one or number two market position, compared with approximately 72.1% and 73.0% during 2016 and 2015, respectively.  These brands included Chloraseptic, Clear Eyes, Compound W, Dramamine, Efferdent, BC/Goody's, Beano, Debrox, Gaviscon, Fess, Hydralyte, Monistat, Nix, DenTek, Summer's Eve, Fleet and Comet.

Our History and Accomplishments

Since our formation in 1996, we have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  We engaged in strategic mergers and acquisitions over the last three years as follows:

2017 Acquisition

Acquisition of Fleet

On January 26, 2017, the Company completed the acquisition of C.B. Fleet Company, Inc. ("Fleet") pursuant to the Agreement and Plan of Merger, dated as of December 22, 2016, for $823.7 million. The purchase price was funded by available cash on hand, additional borrowings under our asset-based revolving credit facility (the "2012 ABL Revolver"), and a new $740.0 million senior secured incremental term loan (the "2012 Term Loan"). As a result of the merger, we acquired multiple women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia. The acquisition was accounted for in accordance with Business Combinations topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The financial results from the Fleet acquisition are included in the Company's North American and International OTC Healthcare segments.

2017 Divestitures

The Company entered into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice, which were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively.

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the asset purchase agreement and within approximately 18 months following the closing date of the transaction. During the year ended March 31, 2017, we recorded a pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the dispositions.

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option.

In December 2016, we completed the sales of the Dermpolast and e.p.t brands for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.6 million which is included within loss on divestitures on the Consolidated Statements of Income and Comprehensive Income.

We had licensed to an international consumer packaged goods company (the "licensee") the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial business throughout the world (excluding Russia and specified Eastern European countries).  We had also transferred to the licensee the Comet and Chlorinol trademarks in Russia and specified Eastern European countries. These agreements were amended in December 2014 to allow the licensee to obtain the trademarks in certain specified Eastern European countries for $10.0 million. The amended agreement was set to expire December 31, 2025, and included an option for the licensee to buy out the remaining commercial/institutional/industrial business at any time after July 1, 2016. The licensee elected to exercise this option and, in August 2016, we received $11.0 million for the purchase of the remaining license rights. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

2016 Acquisition

Acquisition of DenTek

On February 5, 2016, we completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which we agreed to acquire DenTek from its stockholders for a purchase price of $226.9 million. The acquisition expanded our portfolio of brands, strengthened our existing oral care platform and increased our geographic reach in parts of Europe. We financed the transaction with a combination of available cash on hand, available cash from our 2012 ABL Revolver, and financing of an additional unsecured bridge loan. This acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The DenTek brands are included in our North American and International OTC Healthcare segments.

2015 Acquisitions

Acquisition of Insight Pharmaceuticals

On September 3, 2014, we completed the acquisition of Insight Pharmaceuticals Corporation ("Insight"), a marketer and distributor of feminine care and other OTC healthcare products, for $745.9 million in cash after receiving a return of approximately $7.2 million from escrow. The closing followed the Federal Trade Commission’s (“FTC”) approval of the acquisition and was finalized pursuant to the terms of the purchase agreement announced on April 25, 2014. Pursuant to the Insight purchase agreement, we acquired 27 OTC brands sold in North America (including related trademarks, contracts and inventory), which extended our portfolio of OTC brands to include a leading feminine care platform in the United States and Canada anchored by Monistat, the leading North American brand in OTC yeast infection treatment. The acquisition also added brands to the Company's cough & cold, pain relief, ear care and dermatological platforms. In connection with the FTC's approval of the Insight acquisition, we sold one of the competing brands that we acquired from Insight on the same day as the Insight closing. Insight is primarily included in our North American OTC Healthcare segment. The Insight acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

Acquisition of Hydralyte

On April 30, 2014, we completed the acquisition of the Hydralyte brand in Australia and New Zealand from The Hydration Pharmaceuticals Trust of Victoria, Australia, which was funded through a combination of cash on hand and our existing senior secured credit facility. Hydralyte is the leading OTC brand in oral rehydration in Australia and is marketed and sold through Care Pharma. Hydralyte is available in pharmacies in multiple forms and is indicated for oral rehydration following diarrhea, vomiting, fever, heat and other ailments. Hydralyte is included in our International OTC Healthcare segment. The Hydralyte acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

Products

We conduct our operations through three reportable segments:

•	North American OTC Healthcare;

•	International OTC Healthcare; and

•	Household Cleaning.

North American and International OTC Healthcare Segments

Our portfolio of OTC Healthcare products includes the following core brands: DenTek specialty oral care products, Monistat women’s health products, Nix lice treatment, Chloraseptic sore throat treatments, Clear Eyes eye care products, Compound W wart treatments, Efferdent denture care products, Luden's throat drops, Dramamine motion sickness treatment, BC and Goody's pain relievers, Beano gas prevention, Debrox earwax remover, Fleet laxatives, Summer's Eve women's health products, and Gaviscon antacid in Canada.

Our other significant brands include Ecotrin aspirin, Phazyme maximum strength gas relief, Pedia Lax pediatric laxatives, Tagamet acid reducer and Uristat urinary tract infection treatments.  Our significant international brands include Fess nasal saline spray and Hydralyte for dehydration and electrolyte replacement. In 2017, the North American OTC Healthcare segments accounted for 81.7% of our net revenues, compared to 81.6% and 79.3% in 2016 and 2015, respectively. In 2017, the International OTC Healthcare segment accounted for 8.3% of our net revenues, compared to 7.2% and 8.1% in 2016 and 2015, respectively.

Chloraseptic
Chloraseptic was originally developed by a dentist in 1957 to relieve sore throats and mouth pain.  Chloraseptic’s liquid sore throat spray is the number one selling product in the U.S. Sore Throat Liquids/Lozenges market and the number one U.S. pharmacist recommended spray according to Pharmacy Times.

Clear Eyes
Clear Eyes has been marketed as an effective eye care product that helps eliminate redness and helps moisturize the eye.  Clear Eyes is among the leading brands in the U.S. OTC Personal Eye Care category.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced more than 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads and Freeze Off®, a cryogenic-based wart removal system that works in as little as one application.  Compound W is the number one U.S. pharmacist recommended wart remover according to Pharmacy Times. Additionally, Compound W is the number one wart removal brand in the United States.

Dramamine
Dramamine is the number one brand and the number one pharmacist recommended brand, according to Pharmacy Times, in the $103.4 million U.S. Motion Sickness Relief category. The product line includes Dramamine Non-Drowsy Naturals, Dramamine for Kids, a Less Drowsy formula and a Chewable form, in addition to the top selling Dramamine original product.

Efferdent
Efferdent Denture Cleanser holds the number two position in the $146.6 million U.S. Denture Cleanser Tablets category. The January 2011 introduction of Efferdent PM extended the brand into the growing overnight cleanser market. In 2012, we introduced Efferdent Power Clean Crystals denture cleanser. This product is designed specifically for the cleaning of mouth guards, retainers, removable braces and mouth guard appliances.

Luden's
Luden's throat drops heritage spans more than 130 years and is among the fastest growing brands in the $691.0 million U.S. Cough Drops category. Luden's Wild Cherry is the number one selling item in the U.S. Cough Drops category, and a Sugar Free line extension was launched in 2011. In 2014, Luden’s continued to expand its product portfolio with the introduction of Sugar Free Black Cherry, Watermelon and Blue Raspberry throat drops. In 2017, Luden's introduced Strawberry Banana and Green Apple flavors.

BC/Goody's
BC and Goody's compete in the $3.6 billion U.S. Adult Analgesic category. They are the top two U.S. OTC pain reliever brands in a powder form. Developed in the Southeast region over 80 years ago, their unique form delivers fast pain relief. The combined brands are the number one Adult Analgesic product in convenience stores according to IRI. BC is available in Original, Cherry and Arthritis formulas. Goody's includes Mixed Fruit Blast, Extra Strength, Back & Body, PM, Cool Orange, and the single dose liquid pain reliever, Headache Relief Shot.

Beano
Beano commands the number one position in the U.S. Gas Prevention category and the number two overall position in the larger $228.7 million U.S. Anti-Gas category. The product is formulated with a unique digestive enzyme that works naturally with the body to prevent gas symptoms before they start.

Debrox
Debrox is the number one brand of U.S. OTC ear wax removal aids. The product line consists of two items: an ear wax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing ear wax build up while in the privacy of their homes. Debrox is the number one recommended brand with pharmacists in the United States according to Pharmacy Times.

Gaviscon
Gaviscon is currently the number one brand in the $160.0 million Canadian Upset Stomach Remedies category. Gaviscon's success is partly attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to keep stomach acid from backing up into the esophagus.

Fess
In the Australia market, Fess is currently the leading brand in the Nasal Saline Spray market.

Hydralyte
Hydralyte is the leading OTC brand in the Oral Rehydration market in Australia.

Monistat
Monistat, the number one OB/GYN recommended U.S. OTC brand for yeast infection treatment is currently the second largest brand in the Company. The active ingredient, miconazole, is as effective at curing yeast infections as the leading prescription pill. Monistat comes in 3 different doses: 1-day, 3-day and 7-day; in 3 different forms: cream, ovule and suppository; and with or without symptom relief accessories: external cream and wipes. As the number one brand in the U.S. Vaginal Treatments/Anti-Fungal category, the Monistat® Complete Care™ line of products was introduced in 2014 and includes 4 products in feminine care, including an Instant Itch Relief cream, Vaginal Health Test, Chafing Relief Powder Gel®, and Stay Fresh Feminine Freshness Gel.

Nix
Nix is the number two brand in the U.S. Lice/Parasite Treatments category. Nix kills lice and their eggs while also protecting against lice re-infestation for up to 14 days. It is safe for use on children as young as 2 months old and is the number one recommended brand for lice treatments according to Pharmacy Times.

DenTek
DenTek is the number one brand in the Peg Oral Care market and includes floss picks, interdental brushes, dental guards, dental repair and wax, floss threaders, dental picks, and tongue cleaners.

Summer's Eve
Summer's Eve is currently the largest brand in the Company and is the number one brand in the Feminine Care Products category. Summer's Eve offers a variety of feminine hygiene products including washes, cloths, sprays and powders.

Fleet
Fleet is the number one brand in the U.S. Laxative-Enema/Suppositories category. First sold in 1869, Fleet products include enemas, wipes, suppositories and oral laxatives.

Household Cleaning Segment

Our portfolio of Household Cleaning brands includes the Chore Boy, Comet and Spic and Span brands.  During 2017, the Household Cleaning segment accounted for 10.0% of our revenues, compared with 11.2% and 12.6% in 2016 and 2015, respectively.

Comet
Comet was originally introduced in 1956 and is one of the most widely recognized household cleaning brands.  Comet is the number one brand in the U.S. Abrasive Tub and Tile Cleaners segment of the household cleaning category that includes non-scratch, abrasive powders, creams, and liquids.  Comet products include several varieties of cleaning powders, spray and cream, both abrasive and non-abrasive.

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based on the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products, and the execution of support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands with the most impactful, consumer-relevant initiatives that we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year-to-year and generally revolve around new product introductions.

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

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience and club stores.  The following table sets forth the percentage of gross sales across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2017	2016	2015
Mass	30.9	30.2	30.1
Drug	22.8	22.3	26.5
Food	16.5	18.0	18.4
Dollar	9.8	10.7	9.3
Convenience	7.0	6.6	5.7
Club	3.0	2.7	2.0
Other	10.0	9.5	8.0

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product lines, we believe that each of these channels is important to our business, and we continue to seek opportunities for growth in each channel.

Our principal customer relationships include Walmart, Walgreens, and CVS. During 2017, 2016, and 2015, Walmart accounted for approximately 21.1%, 20.2%, and 18.1%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.

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

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Meijer	Drug	CVS
	Target		Rite Aid
	Walmart		Walgreens

Food	Ahold/Delhaize	Dollar	Dollar General
	Kroger		Dollar Tree
	Publix		Family Dollar
Albertson's/Safeway
Supervalu
Wakefern

Convenience	McLane	Club	BJ’s Wholesale Club
	HT Hackney		Costco
	Core Mark		Sam’s Club

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill most of our manufacturing needs.  We have found that contract manufacturing often maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance, and (v) competitive pricing.  We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

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

At March 31, 2017, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 78.4% of our gross sales for 2017, compared to 55 manufacturers with long-term contracts that accounted for approximately 79.9% of our gross sales in 2016.  The fact that we do not have long-term contracts with certain manufacturers means that we are at risk that they may cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases.

At March 31, 2017, suppliers for our key brands included GSK, Denison Pharmaceuticals, Inc., Aspen Pharmacare, Olds Products Company, Tower Laboratories Ltd., and Contract Pharmaceuticals Corp. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third-party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments.

In conjunction with the acquisition of Fleet, we acquired a "mix and fill" manufacturing facility in Lynchburg, Virginia, which manufactures products comprising approximately two-thirds of Fleet's sales. Over time, we expect to leverage this facility by expanding production into other products and initiatives.

Warehousing and Distribution

We receive orders from retailers and/or brokers primarily by electronic data interchange, which automatically enters each order into our information systems and then routes the order to our distribution center.  The distribution center will, in turn, send a confirmation that the order was received, fill the order and ship the order to the customer, while sending a shipment confirmation to us.  Upon receipt of the shipment confirmation, we send an invoice to the customer.

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

Our principal competitors vary by industry category.  Competitors in the OTC Healthcare category include: Johnson & Johnson, maker of Visine®, which competes with our Clear Eyes brand; McNeil-PPC (owned by Johnson & Johnson), maker of Children's Tylenol®, and Novartis Consumer Healthcare, maker of Triaminic®, each of which competes with our Little Remedies brand; The Procter & Gamble Company, maker of Vicks®, Reckitt Benckiser, maker of Cepacol®, and Kraft Foods, maker of Halls®, each of which competes with our Chloraseptic and Luden's brands; and The Procter & Gamble Company, maker of Fixodent®, and GSK, maker of Polident®, each of which competes with our Efferdent brand. Sunstar America, Inc., maker of the GUM® line of oral care products, competes with our DenTek and The Doctor's oral care brands. Top competitors of our acquired GSK Brands categories include: McNeil-PPC (owned by Johnson & Johnson), maker of Tylenol®, Pfizer, maker of Advil®, and Novartis Consumer Healthcare, maker of Excedrin®, each of which competes with our BC, Goody's and Ecotrin brands. Novartis Consumer Healthcare, maker of Gas X®, competes with our Beano brand; and GSK, maker of Tums®, competes with our Gaviscon and Tagamet brands. Competitors of our recently acquired Fleet brands include Combe, maker of Vagisil, Boehringer Ingelheim, maker of DulcoLax, Johnson & Johnson, maker of Desitin, and GlaxoSmithKline, maker of Gas-X.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC, the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third-party manufacturers and our own manufacturing operation on quality-related matters, while we monitor our third party manufacturers' compliance with FDA and foreign regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of the highest quality and in compliance with known regulatory requirements.  If the FDA or a foreign governmental authority chooses to audit a particular third-party manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales.

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

Certain of our products are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act (FD&C Act) and the Fair Packaging and Labeling Act (FPLA). FDA does not require pre-market clearance but seeks to insure the products are not adulterated or misbranded.

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

Nix spray and certain Household Cleaning products are considered pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We also market and distribute certain household products under our Comet and Spic and Span brands that make antibacterial and/or disinfectant claims governed by FIFRA.  Due to the antibacterial and/or disinfectant claims on certain of the Comet and Spic and Span products and the lice killing claims on Nix spray, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our EPA registered products are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most important registered trademarks we own in the United States and/or Canada:  Chloraseptic, Chore Boy, Cinch®, Clear Eyes, Comet, Compound W, Dramamine, Efferdent, Effergrip, Freeze Off, Little Remedies, Luden's, NasalCrom, Spic and Span, The Doctor’s Brushpicks, DenTek, The Doctor’s NightGuard, Wartner, BC, Goody's, Ecotrin, Beano, Gaviscon, Tagamet, Debrox, Gly-Oxide, Monistat, Nix, Fleet, Summer's Eve and Boudreaux's Butt Paste.

Our trademarks and trade names are how we convey that the products we sell are “brand name” products.  Our ownership of these trademarks and trade names is very important to our business, as it allows us to compete based on the value and goodwill associated with these marks.  We may also license others to use these marks.  Additionally, we own or license patents on innovative and proprietary technology.  The patents evidence the unique nature of our products, provide us with exclusivity, and afford us protection from the encroachment of others.  None of the patents that we own or license, however, is material to us on a consolidated basis. Enforcing our rights, or the rights of any of our licensors, represented by these trademarks, trade names and patents is critical to our business and may require significant expense.  If we are not able to effectively enforce our rights, others may be able to dilute our trademarks, trade names and patents and diminish the value associated with our brands and technologies.

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

We previously licensed to an international consumer packaged goods company the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial business throughout the world (excluding Russia and specified Eastern European countries).  We also transferred to the licensee the Comet and Chlorinol trademarks in Russia and specified Eastern European countries. These agreements were amended in December 2014 to allow the licensee to obtain the trademarks in certain specified Eastern European countries for $10.0 million. The amended agreement was set to expire December 31, 2025, and included an option for the licensee to buy out the remaining commercial/institutional/industrial business at any time after July 1, 2016. The licensee elected to exercise this option and, in August 2016, we received $11.0 million for the purchase of the remaining license rights. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products, Compound W, and Wartner.  The level of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products, such as Chloraseptic, Little Remedies, and Luden's, during the fourth quarter cough & cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 520 full time and 10 part time individuals at March 31, 2017. Of our approximately 530 employees, approximately 340 are non-production employees.  None of our employees is a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders
We define backlog as orders with requested delivery dates prior to March 31, 2017 that were not shipped as of March 31, 2017. We had no significant backlog orders at March 31, 2017 or 2016.

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

ITEM 1A. RISK FACTORS

The high level of competition in our industry, much of which comes from competitors with greater resources, could adversely affect our business, financial condition and results of operations.

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

Certain of our product lines that account for a large percentage of our sales have a smaller market share relative to our competitors.  In some cases we may have a number one market position but still have a relatively small share of the overall market. Alternatively, we may hold a number two market position but have a substantially smaller share of the market versus the number one competitor.  See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share calculations.

We compete for customers’ attention based on a number of factors, including brand recognition, product quality, performance, value to customers, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales.  If our advertising, marketing and promotional programs are not effective, our sales may decline. New product innovations by our competitors or the failure to develop new products or the failure of a new product launch by the Company could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results of operations. Additionally, the return to the market of previously recalled competitive products has impacted and could continue to impact our sales. The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels in retail stores.  If we are unable to maintain our current distribution network, product offerings in retail stores, inventory levels and in-store positioning of our products, our sales and operating results could be adversely affected. Our markets are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.

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

During 2017, one customer, Walmart, which accounted for approximately 21.1% of our gross sales, was our only customer that accounted for more than 10% of our gross revenues.  We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales.  The loss of one or more of our top customers, any significant decrease in sales to these customers based on changes in their strategies including a reduction in the number of brands they carry, the amount of shelf space they dedicate to store brand products, inventory management, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results of operations.

In addition, our business is based primarily upon individual sales orders.  We typically do not enter into long-term contracts with our customers.  Accordingly, our customers could cease buying products or reduce the number of items they buy from us at any time and for any reason.  The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us or reduces the number of items purchased.  If a significant number of our smaller customers, or any of our significant customers, elect not to purchase products from us, our financial condition and results of operations could be adversely affected.

We primarily depend on third-party manufacturers to produce the products we sell.  If we are unable to maintain these manufacturing relationships or fail to enter into additional relationships, as necessary, we may be unable to meet customer demand and our business, sales and profitability could suffer as a result.

Many of our products are produced by a limited number of third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, our sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships.  Because of the unique manufacturing requirements of certain products, the Company may be unable to qualify new suppliers in a timely way or at the quantities, quality and price levels needed. From time to time, certain of the Company's manufacturers have had difficulty meeting demand, which can cause shortages of certain of our most popular products. In such instances, we may not be able to identify or qualify secondary manufacturers for such products in a timely manner, and such manufacturers may not allocate sufficient capacity to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace.  In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, which could damage our reputation and result in lost customers and sales, and could have a material adverse effect on our business, financial condition and results of operations.

The manufacturers we use have increased the cost of many of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  Increased costs could also have a material adverse effect on our financial condition and results of operations.

At March 31, 2017, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 78.4% of our gross sales for 2017, compared to 55 manufacturers with long-term contracts that produced approximately 79.9% of gross sales in 2016.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach agreement, which could have a material adverse effect on our business and results of operations.

Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing.

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

The majority of our growth has been driven by acquiring other brands and companies. At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus. Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. These efforts could divert the attention of our management and key personnel from our business operations. All acquisitions entail various risks such that after completing an acquisition, we may also experience:

•	Difficulties achieving our expected returns, margins, synergies and profitability;

•	Difficulties in integrating any acquired companies, suppliers, personnel and products into our existing business;

•	Difficulties in realizing the benefits of the acquired company or products;

•	Higher costs of integration than we anticipated;

•	Exposure to unexpected liabilities of the acquired business;

•	Difficulties in retaining key employees of the acquired business who are necessary to operate the business;

•	Difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•	Adverse customer or stockholder reaction to the acquisition.

As a result, any acquisitions we pursue or complete could adversely impact our financial condition and results from operations. In addition, any acquisition could adversely affect our operating results as a result of higher interest costs from any acquisition related debt and higher amortization expenses related to the acquired intangible assets.

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

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins), packaging component prices, and labor, energy and fuel costs and other input costs could have a significant impact on our financial condition and results of operations if our third party manufacturers choose to increase prices in order to pass along those costs to us. In addition, while we have historically outsourced the manufacturing of our products to third parties, as a result of our recent acquisition of Fleet, we now operate a manufacturing facility and we will directly incur any increases in manufacturing costs for these products. If we are unable to increase the price for our products to our customers or continue to achieve cost savings in a rising cost environment, any such cost increases would reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price for our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

Disruption in our St. Louis distribution center or our Virginia manufacturing facility may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

We manage our product distribution in the United States through one primary distribution center near St. Louis, Missouri, and with the acquisition of Fleet, we now operate one manufacturing facility located in Lynchburg, Virginia, which manufactures products comprising approximately two-thirds of Fleet's sales.  A serious disruption, such as an earthquake, flood, fire, or related to the integration of the Fleet business and manufacturing to our primary distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, any such serious disruption to our Fleet manufacturing facility could materially impair our ability to manufacture many of the Fleet products, which would also limit our ability to provide products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times during the time required to reopen or replace our primary distribution center or manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

We are also in the process of integrating Fleet into our distribution facility and any significant disruption in that integration process could also result in longer lead times and increased costs required to deliver products. Any such disruption could have a material adverse effect on our business and results of operations.

Our risks associated with doing business internationally increase as we expand our international footprint.

During 2017, 2016, and 2015, approximately 8.4%, 7.4% and 8.9%, respectively, of our total revenues were attributable to our international business.  As of July 1, 2013, we acquired Care Pharmaceuticals, which markets and sells healthcare products in Australia. On April 30, 2014, we acquired the Hydralyte brand in Australia and New Zealand. On February 5, 2016, we acquired DenTek, which increases our geographic reach in parts of Europe. In addition, on January 26, 2017, we acquired Fleet which has operations in Singapore. We generally rely on brokers and distributors for the sale of our products in the foreign countries.  Risks of doing business internationally include:

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

The formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, ("CPSC"), the Environmental Protection Agency ("EPA"), and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold.  The FDC Act and FDA regulations require that the manufacturing processes of our facilities and third-party manufacturers of U.S. products must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs. The health regulatory bodies of other countries have their own regulations and standards, which may or may not be consistent with the U.S. FDA GMPs.  A history of general compliance in the past is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

If we or our third-party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results of operations.  In addition, we could be required to:

•	Suspend manufacturing operations;

•	Modify product formulations or processes;

•	Suspend the sale or require a recall of products with non-complying specifications; or

•	Change product labeling, packaging, marketing, or advertising, recall non-compliant products, or take other corrective action.

The adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or the cessation of product sales and may adversely affect the marketing of our products, which could have a material adverse effect on our financial condition and results of operations. For example, although our Virginia manufacturing facility had passed audits by Brazilian regulators in the past, it was recently audited and deemed noncompliant with Brazilian standards as to the manufacture of one of the products. As a result, the regulators required a recall of a specific product on the Brazilian market. We do not believe this event will have a material adverse impact on our business or results but cannot foresee if this event may impact other products or markets in the future. As with any such matter we complete a risk analysis to mitigate the potential for impact beyond the affected market.

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

We are dependent on consumers’ perception of the safety and quality of our products. Negative consumer perception may arise from product liability claims and product recalls, regardless of whether such claims or recalls involve us or our products. The mere publication of information asserting concerns about the safety of our products or the ingredients used in our products could have a material adverse effect on our business and results of operations. For example, several of our products contain the active ingredient acetaminophen, which is a pain reliever and fever reducer. We believe our products are safe and effective when used in accordance with label directions. However, adverse publicity about acetaminophen or other ingredients used in our products may discourage consumers from buying our products containing those ingredients, which would have an adverse impact on our sales.

From time to time we are subjected to various product liability claims.  Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use or include inadequate warnings concerning side effects and interactions with other substances.  Whether or not successful, product liability claims could result in negative publicity that could adversely affect the reputation of our brands and our business, sales and operating results.  Additionally, we may be required to pay for losses or injuries purportedly caused by our products.  In addition, we could be required for a variety of reasons to initiate product recalls, which we have done on several occasions. Any product recalls could have a material adverse effect on our business, financial condition and results of operations.

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

Virtually all of our assets consist of goodwill and intangible assets and are subject to impairment risk.

As our financial statements indicate, virtually all of our assets consist of goodwill and intangible assets, principally the trademarks, trade names and patents that we have acquired.  On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact our financial condition and results of operations. We recorded impairment charges in 2010 and 2009 for certain assets.  If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. Although we experienced revenue declines in certain brands in the past, we continue to believe that the fair value of our brands exceed their carrying values. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and / or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying value in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

Our success depends to a significant degree upon the continued contributions of our senior management.  These employees may voluntarily terminate their employment with us at any time.  We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel.  While we believe we have developed depth and experience among our key personnel, our business may be adversely affected if one or more of these key individuals were to leave.  We do not maintain any key-man or similar insurance policies covering any of our senior management or key personnel.

Our indebtedness could adversely affect our financial condition, and the significant amount of cash we need to service our debt would not be available to reinvest in our business.

At March 31, 2017, our total indebtedness, including current maturities, was approximately $2.2 billion.

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

The terms of the indentures governing our 6.375% senior notes due March 1, 2014 (the "2016 Senior Notes") and our 5.375% senior unsecured notes due December 15, 2021 (the "2013 Senior Notes"), and the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2017, we had $82.6 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2017 would have been approximately $2.2 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2017, the book value of our current assets was $334.4 million.  Although the book value of our total assets was $3,911.3 million, approximately $3,518.9 million was in the form of intangible assets, including goodwill of $615.3 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Our business is subject to the risk of, and from time to time in the ordinary course of business we are involved in, litigation by employees, customers, consumers, suppliers, competitors, regulators, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  Conversely, we have, and may be required in the future to initiate litigation against others to protect the value of our intellectual property and the related goodwill or enforce an agreement or contract that has been breached.  These matters may be time consuming and expensive, but may be necessary to protect our assets and realize the benefits of the agreements and contracts that we have negotiated.  As a result, litigation may adversely affect our business, financial condition and results of operations.

The trading price of our common stock may be volatile.

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including (i) general stock market volatility, (ii) variations in our quarterly operating results, (iii) our leveraged financial position, (iv) potential sales of additional shares of our common stock, (v) perceptions associated with the identification of material weaknesses in internal control over financial reporting, (vi) general trends in the consumer products industry, (vii) changes by securities analysts in their estimates or investment ratings, (viii) the relative illiquidity of our common stock, (ix) voluntary withdrawal or recall of products, (x) news regarding litigation in which we are or become involved, (xi) potential changes in demand for common stock related to the Company's inclusion in the S&P MidCap 400 index, and (xii) general marketplace conditions brought on by economic recession.

We have no current intention of paying dividends to holders of our common stock.

We presently intend to retain our earnings, if any, for use in our operations, to facilitate strategic acquisitions, or to repay our outstanding indebtedness and have no current intention of paying dividends to holders of our common stock.  In addition, our debt instruments limit our ability to declare and pay cash dividends on our common stock.  As a result, a shareholder's only opportunity to achieve a return on their investment in our common stock will be if the market price of our common stock appreciates and they sell their shares at a profit.

Our annual and quarterly results of operations may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, many of which are beyond our control, resulting in a decline in the price of our securities.

Our annual and quarterly results of operations may fluctuate significantly because of numerous factors, including:

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

Any breach of our data security could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits or adversely impact the Company's results of operations and financial condition. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs and/or penalties under various data privacy laws and regulations.

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

Significant judgment is required to determine the recognition and measurement of the attributes prescribed in FASB ASC 740. As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is dependent upon the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, or successfully assert the jurisdiction to tax our earnings, our future effective income tax rates could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Tarrytown, New York, a suburb of New York City.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control, regulatory affairs, finance, information technology and legal.  We believe our Tarrytown facility is adequate for these functions, and the lease expires on September 30, 2020.

We also lease office space in Roger, Arkansas, primarily to perform sales functions. This lease expires on December 1, 2020. During 2017, we entered into a lease for a sales office in Northbrook, Illinois, which expires on November 30, 2021.

We also lease office space located in Australia. Primary functions performed at that location include marketing, sales, operations, quality control, regulatory affairs, and finance. The current lease for our Australia facility expires on May 25, 2017, and we have signed a new lease extending the term through April 30, 2022.

We lease an office in Germany where inventory and account management and invoicing are performed. This lease expires on January 31, 2019.

We lease an office in the UK that performs marketing, operations and finance functions for our UK business. The lease expires on August 31, 2019.

As a result of the acquisition of Fleet, we own an office and manufacturing facility in Lynchburg, Virginia. Fleet also leases an office in Singapore, which lease expires on October 31, 2019, and a sales office in China, which lease expires on July 31, 2017. We plan to renew the China office for a one year term. In addition, Fleet leases office space in New Jersey. The space is currently vacant and we are in the process of attempting to sublease it. The lease expires in February 2021.

All of our facilities serve the North American OTC Healthcare, International OTC Healthcare, and Household Cleaning segments.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking our reserves into account, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “PBH.”  The high and low sales prices of our common stock as reported by the NYSE for the two most recently completed fiscal years on a quarterly basis and the current year through May 5, 2017 are as follows:

	High	Low
Year Ending March 31, 2018
April 1, 2017 - May 5, 2017	$59.63	$55.24

Year Ended March 31, 2017
Quarter Ended:
June 30, 2016	$58.09	$51.68
September 30, 2016	57.34	46.21
December 31, 2016	52.89	44.64
March 31, 2017	58.08	51.02

Year Ended March 31, 2016
Quarter Ended:
June 30, 2015	$47.80	$39.10
September 30, 2015	51.74	42.49
December 31, 2015	54.25	44.50
March 31, 2016	53.74	43.63

Holders

As of May 5, 2017, there were 30 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

Common Stock
We have not in the past paid, and do not expect for the foreseeable future to pay, cash dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, or to pay down our outstanding indebtedness.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend, among other factors, on our results of operations, financial condition, capital requirements and contractual restrictions limiting our ability to declare and pay cash dividends, including restrictions under our 2012 Term Loan and the indentures governing our senior notes, and any other considerations our Board of Directors deems relevant.

Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2012, with the cumulative total stockholder return for the Standard & Poor's SmallCap 600 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2012.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.

COMPARISON OF CUMULATIVE TOTAL RETURN
Prestige Brands Holdings, Inc.
Russell 2000 Index
S&P Smallcap 600 Index
Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
ASSUMES $100 INVESTED ON MAR. 31, 2012
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2017

	March 31,
Company/Market/Peer Group	2012	2013	2014	2015	2016	2017
Prestige Brands Holdings, Inc.	$100.00	$146.97	$155.89	$245.37	$305.43	$317.85
Russell 2000 Index	100.00	116.30	145.26	157.19	141.85	179.03
S&P SmallCap 600 Index	100.00	116.14	148.44	161.39	156.22	194.63
Peer Group Index (1)	100.00	109.84	139.11	210.90	193.25	199.66

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

ITEM 6. SELECTED FINANCIAL DATA

The following table furnishes selected consolidated financial data for the five years ended March 31, 2017. This selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended March 31,
	2017	2016	2015	2014	2013
Income Statement Data
Total revenues	$882,060	$806,247	$714,623	$597,381	$620,118
Cost of sales (1)	381,774	339,036	308,400	261,830	276,381
Gross profit	500,286	467,211	406,223	335,551	343,737

Advertising and promotion (2)	128,359	110,802	99,651	84,968	87,151
General and administrative (3)	89,143	72,418	81,273	48,481	51,467
Depreciation and amortization	25,351	23,676	17,740	13,486	13,235
Loss on divestitures	51,820	—	—	—
Interest expense, net (4)	93,343	85,160	81,234	68,582	84,407
Gain on sale of asset	—	—	(1,133)	—	—
Loss on extinguishment of debt	1,420	17,970	—	18,286	1,443
Income before income taxes	110,850	157,185	127,458	101,748	106,034
Provision for income taxes	41,455	57,278	49,198	29,133	40,529
Net Income	$69,395	$99,907	$78,260	$72,615	$65,505

Earnings Per Share:
Basic	$1.31	$1.89	$1.50	$1.41	$1.29
Diluted	$1.30	$1.88	$1.49	$1.39	$1.27

Weighted average shares outstanding:
Basic	52,976	52,754	52,170	51,641	50,633
Diluted	53,362	53,143	52,670	52,349	51,440

Other comprehensive income (loss)	(2,827)	(113)	(24,151)	843	(91)
Comprehensive income	$66,568	$99,794	$54,109	$73,458	$65,414

	Year Ended March 31,
Other Financial Data	2017	2016	2015	2014	2013
Capital expenditures	$2,977	$3,568	$6,101	$2,764	$10,268
Cash provided by (used in):
Operating activities	147,772	174,350	156,255	111,582	137,605
Investing activities	(694,595)	(222,971)	(805,258)	(57,976)	11,221
Financing activities	561,857	54,036	643,265	(41,153)	(152,117)

	March 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Cash and cash equivalents	$41,855	$27,230	$21,318	$28,331	$15,670
Total assets (5)	3,911,348	2,948,791	2,641,967	1,773,773	1,716,274
Total long-term debt, including current maturities	2,222,000	1,652,500	1,593,600	937,500	978,000
Stockholders’ equity	822,549	744,336	627,624	563,360	477,943

(1)
For 2017, 2016, 2015, 2014, and 2013, cost of sales included $3.0 million, $1.4 million, $2.2 million, $0.6 million and $6.1 million, respectively, of charges related to inventory step-up and other costs associated with acquisitions.

(2)	For 2017, advertising and promotion expense included $2.2 million of additional costs related to the integration of the Fleet acquisition.

(3)
For 2017, 2016, 2015, and 2014, general and administrative expense included $16.0 million, $2.4 million, $13.9 million, and $1.1 million, respectively, of costs related to acquisitions. For 2016, an additional $1.4 million of costs associated with a Chief Executive Officer transition was included in general and administrative expense.

(4)	For 2017, interest expense, net included $8.3 million of bank commitment fees related to the recently acquired Fleet business.

(5)
Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with Accounting Standards Update ("ASU") 2015-03. Prior to 2016, the Company's policy was to present these costs in other-long term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, in 2015, 2014, and 2013, we reclassified $27.4 million, $21.9 million, and $23.5 million, respectively, of deferred financing costs from other long-term assets, which are currently presented as a direct deduction from the long-term debt liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties that could cause actual results to differ materially from those implied or described by the forward-looking statements.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K, as well as those described in future reports filed with the SEC.

General
We are engaged in the marketing, sales and distribution of well-recognized, brand name OTC healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience, and club stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to create our competitive advantage.

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

Acquisitions

Acquisition of Fleet
On January 26, 2017, the Company completed the acquisition of Fleet pursuant to the Agreement and Plan of Merger, dated as of December 22, 2016, for $823.7 million. The purchase price was funded by available cash on hand, additional borrowings under the 2012 ABL Revolver, and a new $740.0 million incremental 2012 Term Loan. As a result of the merger, we acquired multiple women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia. The financial results from the Fleet acquisition are included in the Company's North American and International OTC Healthcare segments.

The acquisition was accounted for in accordance with Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the January 26, 2017 acquisition date.

(In thousands)	January 26, 2017
Cash acquired	$19,884
Accounts receivable	25,293
Inventories	20,812
Prepaid expenses and other current assets	17,024
Property, plant and equipment, net	38,661
Goodwill	268,577
Intangible assets, net	747,600
Other long-term assets	1,137
Total assets acquired	1,138,988

Accounts payable	10,412
Accrued expenses	22,895
Income taxes payable	—
Other current liabilities	—
Deferred income taxes - long-term	261,555
Other long-term liabilities	20,403
Total liabilities assumed	315,265
Total purchase price	$823,723

Based on this preliminary analysis, we allocated $648.7 million to non-amortizable intangible assets and $98.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.7 years. The weighted average remaining life for amortizable intangible assets at March 31, 2017 was 18.6 years.

We recorded goodwill of $268.6 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The operating results of Fleet have been included in our Consolidated Financial Statements beginning January 26, 2017. Revenues of the acquired Fleet operations for the year ended March 31, 2017 since the date of acquisition were $38.7 million. Fleet had a net loss for the year ended March 31, 2017 of $2.5 million.

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of Fleet's operations been included in our operations commencing on April 1, 2015, based on available information related to Fleet's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Fleet acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Year Ended March 31,
	2017	2016
(In thousands, except per share data)	(Unaudited)
Revenues	$1,049,473	$1,004,698
Net income	$73,750	$92,712

Earnings per share:
Basic EPS	$1.39	$1.76

Diluted EPS	$1.38	$1.74

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek, a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which the Company agreed to acquire DenTek from its stockholders for a purchase price of $226.9 million. The acquisition expanded the Company's portfolio of brands, strengthened its existing oral care platform and increased its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its 2012 ABL Revolver, and financing of an additional unsecured bridge loan. The DenTek brands are included in our North American and International OTC Healthcare segments.

The DenTek acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. In connection with the acquisition of DenTek, we recorded goodwill of $73.7 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. In December 2016, we received $1.4 million as a result of an arbitration associated with the DenTek acquisition. As a result, we reduced goodwill by $2.8 million, including other post-closing adjustments of $1.4 million. Goodwill is not deductible for income tax purposes.

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

Based on this analysis, we allocated $179.8 million to non-amortizable intangible assets and $26.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.5 years. The weighted average remaining life for amortizable intangible assets at March 31, 2017 was 16.2 years.

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

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. During the quarter ended June 30, 2015, we adjusted the fair values of the assets acquired and liabilities assumed by increasing goodwill for certain immaterial items that came to our attention subsequent to the date of acquisition. Additionally, during the quarter ended December 31, 2015, we reduced goodwill, as we received $7.2 million as a result of a finalized arbitration ruling relating to a disputed working capital calculation as determined under GAAP, as of the date of the Insight acquisition, which is directly related to the purchase price. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the September 3, 2014 acquisition date, after giving effect of the adjustments noted above.

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	26,012
Inventories	23,456
Deferred income tax assets - current	1,032
Prepaids and other current assets	1,341
Property, plant and equipment, net	2,308
Goodwill	96,323
Intangible assets, net	724,374
Total assets acquired	878,353

Accounts payable	16,079
Accrued expenses	8,539
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	132,417
Total purchase price	$745,936

Based on this analysis, we allocated $599.6 million to indefinite-lived intangible assets and $124.8 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 16.2 years. The weighted average remaining life for amortizable intangible assets at March 31, 2017 was 11.4 years.

We also recorded goodwill of $96.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired after of the adjustments described above. Goodwill is not deductible for income tax purposes.

The operating results of Insight were included in our Consolidated Financial Statements beginning September 3, 2014. On September 3, 2014, we sold one of the brands we acquired from the Insight acquisition for $18.5 million, for which we had allocated $17.7 million, $0.6 million and $0.2 million to intangible assets, inventory and property, plant and equipment, respectively.

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

Year Ended March 31,
(In thousands, except per share data)	2015
(Unaudited)
Revenues	$783,217
Net income	$86,844

Earnings per share:
Basic	$1.66

Diluted	$1.65

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

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the asset purchase agreement and within approximately 18 months following the closing date of the transaction. During the year ended March 31, 2017, we recorded a pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the dispositions.

The following table sets forth the components of the assets sold and the pre-tax loss recognized on the sale in July 2016.

(In thousands)	July 7, 2016
Components of assets sold:
Inventory	$2,380
Intangible assets, net	91,208
Goodwill	2,920
Assets sold	96,508
Total purchase price received	42,380
54,128
Costs to sell	2,018
Pre-tax loss on divestitures	$56,146

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option.

In December 2016, we completed the sales of the Dermpolast and e.p.t brands for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.6 million which is included within loss on divestitures on the Consolidated Statements of Income and Comprehensive Income.

The following table sets forth the components of the assets sold and the pre-tax net gain recognized on the sales of e.p.t and Dermoplast in December 2016.

(In thousands)	December 2016
Components of assets sold:
Inventory	$3,266
Intangible assets, net	45,870
Goodwill	6,889
Assets sold	56,025
Total purchase price received	59,614
Pre-tax net (gain) on divestitures	(3,589)

Sale of license rights
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee is no longer required to make additional royalty payments to us, and as a result, our future royalty income will be reduced accordingly.

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

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products.  The cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising.  Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel.  We recognize the cost of such sales incentives by recording an estimate of such cost as a reduction of revenue, at the later of (a) the date the related revenue is recognized, or (b) the date when a particular sales incentive is offered. At the completion of the promotional program, these estimated amounts are adjusted to actual amounts.  Our related promotional expense for 2017, 2016, and 2015 was $62.9 million, $56.4 million, and $53.2 million, respectively. In 2017, 2016, and 2015, we participated in over 24,000, 26,000, and 14,000 promotional campaigns, respectively. Of those campaigns, approximately 2,300, 1,300, and 1,900 payments were in excess of $5,000 in 2017, 2016, and 2015, respectively. For all three years, the average cost per campaign was less than $5,000. For illustrative purposes, had we underestimated the promotional program rate by 10% for each of 2017, 2016, and 2015, our operating income would have been reduced by approximately $6.3 million, $5.6 million, and $5.3 million, respectively. Net income would have been adversely affected by approximately $3.9 million, $3.6 million, and $3.4 million, respectively.

We also periodically run coupon programs in newspaper inserts, on our product websites, or as on-package instant redeemable coupons.  We utilize a national clearing house to process coupons redeemed by customers.  At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors.  During 2017, 2016 and 2015, we had 500, 395 and 341 coupon events, respectively.  The amount recorded against revenues and accrued for these events during 2017, 2016 and 2015 was $7.3 million, $5.6 million and $5.2 million, respectively. Cash settlement of coupon redemptions during 2017, 2016 and 2015 was $4.6 million, $3.5 million and $3.6 million, respectively.

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

We construct our returns analysis by looking at the previous year’s return history for each brand.  Subsequently, each month, we estimate our current return rate based upon an average of the previous twelve months’ return rate and review that calculated rate for reasonableness, giving consideration to the other factors described above.  Our historical return rate has been relatively stable; for example, for the years ended March 31, 2017, 2016 and 2015, returns represented 4.0%, 3.7% and 4.2%, respectively, of gross sales.  At March 31, 2017 and 2016, the allowance for sales returns was $11.6 million and $10.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected.  Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues.  As noted, over the last three years our actual product return rate has stayed within a range of 3.7% to 4.2% of gross sales.  A hypothetical increase of 0.1% in our estimated return rate as a percentage of gross sales would have decreased our reported sales and operating income for 2017 by approximately $1.0 million.  Net income would have been reduced by approximately $0.6 million.

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

Many of our products are subject to expiration dating.  As a general rule, our customers will not accept goods with expiration dating of less than 12 months from the date of delivery.  To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less.  Inventory obsolescence costs charged to operations for 2017, 2016, and 2015 were $4.6 million, $2.6 million and $2.9 million, respectively, or 0.5%, 0.3% and 0.4%, respectively, of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days, or have reported major negative changes to their financial condition.  The allowance for bad debts amounted to 0.9% and 0.8% of accounts receivable at March 31, 2017 and 2016, respectively.  Bad debt expense in each of the years 2017, 2016, and 2015 was less than $0.3 million, representing less than 0.1% of net sales for each of 2017, 2016, and 2015.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our financial results.  A hypothetical increase of 0.1% in our bad debt expense as a percentage of net sales in 2017 would have resulted in a decrease of less than $0.1 million in reported operating income and reported net income.

Pension Expense
We have a defined contribution plan in which all U.S. full-time employees (excluding those employees of the recently acquired Fleet business discussed below) are eligible to participate. The participants may contribute from 1% to 60% of their compensation, as defined in the plan. We match 65% of the first 6% of each participant's base compensation with full vesting at 3 years of service. The Company's contribution is reduced by the amount of forfeitures that occur during the year. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was less than $0.1 million for 2017.

In conjunction with the acquisition of Fleet (see Note 2), we assumed a number of additional employee retirement plans including a defined contribution plan and two defined benefit plans. All U.S. full-time employees of Fleet are eligible to participate in Fleet's defined contribution plan. The participants may contribute from 2% to 50% of their compensation, as defined in the plan. We match 100% of the first 6% of each participant's base compensation with full vesting upon entering the plan. The Company's contribution is reduced by the amount of forfeitures that occur during the year. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $0.2 million for 2017.

Certain employees of Fleet are covered by defined benefit pension plans. The Company's policy is to fund amounts allowable by applicable regulations. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015.

Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2017, we made total pension contributions to our pension plans of $6.1 million. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2017 and beyond.
Our discount rate assumption for our qualified defined benefit plan changed from 4.32% at January 26, 2017 to 4.21% at March 31, 2017. While we do not currently anticipate a change in our fiscal 2018 assumptions, as a sensitivity measure, a 0.25% decline or increase in our qualified discount rate would increase or decrease our qualified pension expense by less than $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on our pension plan assets would increase or decrease our qualified pension expense by approximately $0.1 million. We do not expect to make any contributions to our qualified defined benefit pension plan during fiscal 2018.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $3,518.9 million and $2,682.9 million at March 31, 2017 and 2016, respectively.  At March 31, 2017 and 2016, goodwill and intangible assets were apportioned among similar product groups within our three operating segments as follows:

	March 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$576,453	$32,554	$6,245	$615,252

Intangible assets, net
Indefinite-lived:
Analgesics	308,204	—	—	308,204
Cough & Cold	138,946	19,188	—	158,134
Women's Health	987,300	1,682	—	988,982
Gastrointestinal	407,339	60,700	—	468,039
Eye & Ear Care	172,319	—	—	172,319
Dermatologicals	148,990	1,988	—	150,978
Oral Care	241,238	—	—	241,238
Other OTC	—	—	—	—
Household Cleaning	—	—	101,261	101,261
Total indefinite-lived intangible assets, net	2,404,336	83,558	101,261	2,589,155

Finite-lived:
Analgesics	39,375	2,047	—	41,422
Cough & Cold	26,320	605	—	26,925
Women's Health	49,617	1,820	—	51,437
Gastrointestinal	44,756	1,088	—	45,844
Eye & Ear Care	26,808	—	—	26,808
Dermatologicals	49,258	—	—	49,258
Oral Care	37,146	908	—	38,054
Other OTC	13,776	—	—	13,776
Household Cleaning	—	—	20,934	20,934
Total finite-lived intangible assets, net	287,056	6,468	20,934	314,458
Total intangible assets, net	2,691,392	90,026	122,195	2,903,613
Total goodwill and intangible assets, net	$3,267,845	$122,580	$128,440	$3,518,865

	March 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets, net
Indefinite-lived:
Analgesics	308,205	2,071	—	310,276
Cough & Cold	138,946	19,251	—	158,197
Women's Health	532,300	1,687	—	533,987
Gastrointestinal	213,639	60,898	—	274,537
Eye & Ear Care	172,318	—	—	172,318
Dermatologicals	217,227	1,994	—	219,221
Oral Care	241,238	—	—	241,238
Other OTC	—	—	—	—
Household Cleaning	—	—	110,272	110,272
Total indefinite-lived intangible assets, net	1,823,873	85,901	110,272	2,020,046

Finite-lived:
Analgesics	42,039	—	—	42,039
Cough & Cold	73,224	647	—	73,871
Women's Health	36,019	278	—	36,297
Gastrointestinal	19,835	212	—	20,047
Eye & Ear Care	28,514	—	—	28,514
Dermatologicals	23,362	—	—	23,362
Oral Care	40,062	1,100	—	41,162
Other OTC	14,707	—	—	14,707
Household Cleaning	—	—	22,678	22,678
Total finite-lived intangible assets, net	277,762	2,237	22,678	302,677
Total intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total goodwill and intangible assets, net	$2,432,250	$110,914	$139,750	$2,682,914

Goodwill increased by $255.1 million in 2017 primarily due to goodwill from the acquisition of Fleet of $268.6 million, partially offset by goodwill decreases from divestitures of $10.4 million and an adjustment to the DenTek acquisition discussed below. On September 3, 2014, we completed the acquisition of Insight and recorded goodwill of $96.3 million, reflecting the amount by which the purchase price exceeded the estimated fair value of net assets acquired, after giving effect to the following adjustments. During the quarter ended June 30, 2015, we increased goodwill by $0.3 million for certain immaterial items. In December 2015, we decreased goodwill by $7.2 million, as we received that amount from escrow in December 2015 pursuant to an arbitrator's ruling related to a disputed working capital calculation, as determined under GAAP, associated with the Insight acquisition, which is clearly and directly related to the purchase price. On February 5, 2016, we completed the acquisition of DenTek and recorded goodwill of $73.7 million. In December 2016, we received $1.4 million as a result of an arbitration associated with the DenTek acquisition and, as a result, we reduced goodwill by $2.8 million, including other post-closing adjustments of $1.4 million. In August 2016, we sold the remaining rights to the use of the Comet brand in certain geographic areas and reduced goodwill by $0.6 million as a result. On July 7, 2016, we completed the sale of Pediacare, New Skin and Fiber Choice and reduced goodwill by $2.9 million as a result. In addition, on December 30, 2016, the sale of Dermoplast was completed and, as a result, we reduced goodwill by $5.5 million. On December 28, 2016, we completed the sale of the e.p.t brand and, as a result, we reduced goodwill by $1.4 million.

The increase in the indefinite-lived intangible assets of $569.1 million for 2017 was due to the acquisition of Fleet, which increased indefinite-lived intangible assets by $648.7 million, partially offset by several divestitures. In August 2016, we sold the remaining license rights to the use of the Comet brand in certain geographic areas and reduced our indefinite-lived trademarks by $9.0 million. On July 7, 2016, we completed the sale of Pediacare, New Skin and Fiber Choice and reduced our indefinite lived trademarks by $37.2 million. On December 30, 2016, we completed the sale of Dermoplast and, as a result, we reduced indefinite-lived intangible assets by $31.0 million.

The increase in the finite-lived intangible assets of $11.8 million for 2017 was primarily due to the acquisition of Fleet, which increased finite-lived brands by $98.9 million, which was mostly offset by several divestitures and amortization of $19.8 million. On July 7, 2016, we completed the sale of Pediacare, New Skin and Fiber Choice and reduced our finite-lived trademarks by $54.0 million. In December 2016, we also completed the sale of the e.p.t brand and, as a result, we reduced finite-lived intangible assets by $14.8 million.

At March 31, 2017, our highest valued brands were Monistat, Summer's Eve, BC/Goody's, Fleet and DenTek, comprising 60.0% of the intangible assets value within the OTC Healthcare segments. The Comet, Chore Boy, and Spic and Span brands comprised all of the intangible assets value within the Household Cleaning segment.

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

On an annual basis, during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned intangible assets and tests for impairment.

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

Goodwill
As of February 28, 2017, our annual impairment review date, and March 31, 2017, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names, that could cause subsequent evaluations to utilize different assumptions.  In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill.

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

Impairment Analysis
During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.  The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future. In addition, we considered our market capitalization at February 28, 2017, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we determined that the fair values exceeded the carrying values and as such, no impairment charge was recorded in 2017.

The aggregate fair value of our reporting units, including the recently acquired Fleet business which was recently fair valued, exceeded the carrying value by 53.0%, with no reporting unit's fair value exceeding the carrying value by less than 10%. The aggregate fair value of the indefinite-lived intangible assets, including the indefinite-lived intangible assets of the recently acquired Fleet business which was recently fair valued, exceeded the carrying value by 40.8%. Two of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The fair values of Beano and Comet exceed their carrying values of $78.4 million and $101.3 million, respectively, by 9.0% each.

After several periods of contraction and given the competitive landscape, including private label, Beano experienced growth in the latter part of 2017 in response to strategic initiatives that we put in place. We expect these trends to continue and have factored this into our projections. The significant assumptions supporting the fair value of Beano include a discount rate of 9.5%, and returning to revenue growth as previously noted, coupled with investments in advertising and promotion that are in line with historical performance. If we are unable to meet our projections, the carrying value of Beano may exceed its fair value, which would result in an impairment charge. For example, a decrease in the annual cash flow of approximately 8.3% compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 0.6% would result in an impairment charge.

Comet sales have performed in line with our expectations. The significant assumptions supporting the fair value of Comet include a discount rate of 9.5%, coupled with modest revenue growth, and advertising and promotion investments that are in line with historical performance. Revenue declines or changes in assumptions utilized in our quantitative indefinite-lived asset impairment analysis may result in the fair value no longer exceeding the carrying value. For example, a decrease in the annual cash flow of approximately 8.2% for Comet, compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 0.7% could result in the carrying value of our trade name exceeding its fair value, which would result in an impairment charge. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

In Australia, all medications that contain Codeine will no longer be available to be sold over-the-counter and will only be sold behind the counter effective February 2018. One of our Australian brands, Painstop, contains Codeine and therefore will be subject to this market change. As a result of this market change, we have determined that an indefinite life is no longer appropriate for Painstop. Based upon our initial assessment of the changes and uncertainty in the market and the competitive landscape of established sellers of Codeine behind the counter, we have significantly reduced our revenue projections and determined that a 10 year life would be appropriate. As such, we have reclassified $2.1 million from an indefinite-lived to a finite-lived intangible asset. At the time of this change in useful life, the fair value exceeded its carrying value.

Additionally, certain of our North American OTC Healthcare and Household Cleaning brands have experienced recent declines in revenues and profitability. While the fair value of these indefinite-lived trade names exceed their respective carrying value by more than 10%, if we experience future declines in revenue or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.  We recorded net non-cash compensation expense of $8.1 million, $10.0 million and $6.9 million during 2017, 2016, and 2015, respectively.  Assuming no changes in assumptions and no new awards authorized by the Compensation Committee of the Board of Directors, we expect to record non-cash compensation expense of approximately $5.0 million during 2018.

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

Recently Issued Accounting Standards

In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715). This update changes the reporting line items for the components of net benefit costs. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960). Among other things, the amendments in this update require a plan's interest in master trusts and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this update are effective for fiscal periods beginning after December 15, 2018. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this amendment prospectively in the fourth quarter of 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance will eliminate industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU will also require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. With the issuance of ASU 2016-08 in March 2016, the FASB clarified the implementation guidance on principals versus agent considerations in FASB ASC 606. In April 2016, the FASB issued ASU 2016-10, which clarified implementation guidance on identifying performance obligations and licensing in FASB ASC 606. Certain narrow aspects of the guidance in FASB ASC 606 were amended with the issuances of ASU 2016-12 in May 2016 and ASU 2016-20 in December 2016. We expect to adopt this guidance when effective and continue to evaluate the effect that the updated standard, as well as additional amendments, may have on our Consolidated Financial Statements and related notes. Our implementation approach includes performing a detailed study of the various types of agreements that we have with our customers and assessing conformance of our current accounting practices with the new standard. We have not yet selected a transition method.

Results of Operations

2017 compared to 2016

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2017 and 2016.

					Increase (Decrease)
(In thousands)	2017	%	2016	%	Amount	%
North American OTC Healthcare
Analgesics	$120,253	13.6	$117,337	14.6	$2,916	2.5
Cough & Cold	90,795	10.3	100,148	12.4	(9,353)	(9.3)
Women's Health	147,071	16.7	132,184	16.4	14,887	11.3
Gastrointestinal	76,500	8.7	74,568	9.2	1,932	2.6
Eye & Ear Care	97,618	11.0	95,515	11.8	2,103	2.2
Dermatologicals	85,194	9.6	82,941	10.3	2,253	2.7
Oral Care	97,586	11.1	49,099	6.1	48,487	(nm)
Other OTC	5,807	0.7	6,079	0.8	(272)	(4.5)
Total North American OTC Healthcare	720,824	81.7	657,871	81.6	62,953	9.6

International OTC Healthcare
Analgesics	1,922	0.2	2,128	0.3	(206)	(9.7)
Cough & Cold	17,990	2.0	16,422	2.0	1,568	9.5
Women's Health	3,811	0.4	2,982	0.4	829	27.8
Gastrointestinal	24,812	2.8	20,019	2.4	4,793	23.9
Eye & Ear Care	12,075	1.4	11,983	1.5	92	0.8
Dermatologicals	2,159	0.3	2,133	0.3	26	1.2
Oral Care	10,513	1.2	2,026	0.3	8,487	(nm)
Other OTC	22	0.0	20	0.0	2	10.0
Total International OTC Healthcare	73,304	8.3	57,713	7.2	15,591	27.0
Total OTC Healthcare	794,128	90.0	715,584	88.8	78,544	11.0
Household Cleaning	87,932	10.0	90,663	11.2	(2,731)	(3.0)
Total Consolidated	$882,060	100.0	$806,247	100.0	$75,813	9.4
(nm) size of % not meaningful

Total segment revenues for 2017 were $882.1 million, an increase of $75.8 million, or 9.4%, versus 2016. This increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $63.0 million, and the International OTC Healthcare segment, which accounted for $15.6 million, largely due to the acquisitions of DenTek and Fleet. The DenTek brands, acquired in February 2016, accounted for approximately $56.9 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The Fleet brands, acquired in January 2017, accounted for approximately $38.7 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The increases attributable to DenTek and Fleet revenues were partially offset by a net decrease of approximately $17.0 million within the North American OTC Healthcare and International OTC Healthcare segments, primarily due to the impact of divested brands.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $63.0 million, or 9.6%, during 2017 versus 2016. The $63.0 million increase was primarily attributable to the acquisitions of DenTek and Fleet, which accounted for approximately $48.7 million and $35.8 million, respectively, of revenues. Excluding the revenue increases contributed by DenTek and Fleet, revenues would have decreased by approximately $21.6 million, primarily due to the impact of divested brands.

International OTC Healthcare Segment

Revenues for the International OTC Healthcare segment increased $15.6 million, or 27.0%, during 2017 versus 2016. The $15.6 million increase was primarily attributable to the acquisitions of DenTek and Fleet, which accounted for approximately $8.2 million and $2.8 million, respectively, of revenues. Excluding the revenue increases contributed by DenTek and Fleet, revenues would have increased by approximately $4.6 million, primarily due to increases in the Gastrointestinal and Cough & Cold product groups.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $2.7 million, or 3.0%, during 2017 versus 2016. The decrease was primarily attributable to decreased royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions, which was completed in July 2016.

Cost of Sales
The following table represents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2017 and 2016.

(In thousands)					Increase (Decrease)
Cost of Sales	2017	%	2016	%	Amount	%
North American OTC Healthcare	$282,750	39.2	$250,018	38.0	$32,732	13.1
International OTC Healthcare	30,789	42.0	21,676	37.6	9,113	42.0
Household Cleaning	68,235	77.6	67,342	74.3	893	1.3
	$381,774	43.3	$339,036	42.1	$42,738	12.6

Cost of sales increased $42.7 million, or 12.6%, during 2017 versus 2016. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenue, cost of sales increased to 43.3% in 2017 from 42.1% in 2016.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $32.7 million, or 13.1%, during 2017 versus 2016.  This increase was due to higher overall sales volume primarily attributable to the acquisitions of DenTek and Fleet. As a percentage of North American OTC Healthcare revenues, cost of sales in the North American OTC Healthcare segment increased to 39.2% in 2017 from 38.0% during 2016, primarily due to an unfavorable product mix and purchase accounting charges related to the Fleet integration.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $9.1 million, or 42.0%, during 2017 versus 2016. This increase was due to higher overall sales volume primarily attributable to the acquisitions of DenTek and Fleet. As a percentage of the International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment increased to 42.0% in 2017 from 37.6% during 2016, primarily due to an unfavorable product mix.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment increased $0.9 million, or 1.3%, during 2017 versus 2016.  As a percentage of Household Cleaning revenues, cost of sales increased to 77.6% during 2017 from 74.3% during 2016. This increase in cost of sales as a percentage of revenues was primarily attributable to reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions, which was completed in July 2016.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2017 and 2016.

(In thousands)					Increase (Decrease)
Gross Profit	2017	%	2016	%	Amount	%
North American OTC Healthcare	$438,074	60.8	$407,853	62.0	$30,221	7.4
International OTC Healthcare	42,515	58.0	36,037	62.4	6,478	18.0
Household Cleaning	19,697	22.4	23,321	25.7	(3,624)	(15.5)
	$500,286	56.7	$467,211	57.9	$33,075	7.1

Gross profit for 2017 increased $33.1 million, or 7.1%, versus 2016.  As a percentage of total revenues, gross profit decreased to 56.7% in 2017 from 57.9% in 2016. The decrease in gross profit as a percentage of revenues was primarily the result of lower gross margins associated with the acquired DenTek and Fleet brands and purchase accounting charges related to the Fleet integration.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $30.2 million, or 7.4%, during 2017 versus 2016.  This increase was due to higher overall sales volume, primarily from the acquisitions of DenTek and Fleet. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 60.8% during 2017 from 62.0% during 2016, primarily due to an unfavorable product mix and purchase accounting charges related to the Fleet integration.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $6.5 million, or 18.0%, during 2017 versus 2016. The increase was due to higher overall sales volume, primarily from the acquisitions of DenTek and Fleet. As a percentage of International OTC Healthcare revenues, gross profit decreased to 58.0% during 2017 from 62.4% during 2016, primarily due to an unfavorable product mix.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $3.6 million, or 15.5%, during 2017 versus 2016.  As a percentage of Household Cleaning revenues, gross profit decreased to 22.4% during 2017 from 25.7% during 2016. The decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions.

Contribution Margin
The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2017 and 2016.

(In thousands)					Increase (Decrease)
Contribution Margin	2017	%	2016	%	Amount	%
North American OTC Healthcare	$325,609	45.2	$310,460	47.2	$15,149	4.9
International OTC Healthcare	29,081	39.7	24,923	43.2	4,158	16.7
Household Cleaning	17,237	19.6	21,026	23.2	(3,789)	(18.0)
	$371,927	42.2	$356,409	44.2	$15,518	4.4

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $15.5 million, or 4.4%, during 2017 versus 2016.  The contribution margin increase was primarily related to the increase in gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $15.1 million, or 4.9%, during 2017 versus 2016. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the DenTek and Fleet acquisitions, which was partially offset by charges related to the Fleet acquisition. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment decreased to 45.2% during 2017 from 47.2% during 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $4.2 million, or 16.7%, during 2017 versus 2016. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the DenTek and Fleet acquisitions. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment decreased to 39.7% during 2017 from 43.2% during 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $3.8 million, or 18.0%, during 2017 versus 2016.  As a percentage of Household Cleaning revenues, contribution margin from the Household Cleaning segment decreased to 19.6% during 2017 from 23.2% during 2016. This decrease was primarily attributable to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $89.1 million for 2017 versus $72.4 million for 2016. The increase in general and administrative expenses was primarily due to an increase in compensation costs as well as integration costs associated with the acquisitions of DenTek and Fleet, and the costs associated with the sales of Pediacare, Fiber Choice, New Skin, Dermoplast and e.p.t.

Depreciation and Amortization
Depreciation and amortization expense was $25.4 million for 2017 versus $23.7 million for 2016. The increase was primarily due to higher intangible asset amortization and depreciation expense during 2017 related to the intangible assets and fixed assets acquired as a result of the DenTek and Fleet acquisitions, partially offset by a reduction in amortization related to divested brands.

Loss on Divestitures
We recorded a pre-tax net loss on divestitures of $51.8 million during the year ended March 31, 2017, which relates to several separate transactions. In July 2016, the Company completed the sale of Pediacare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively, and recorded a pre-tax loss of $56.2 million. Also included in the pre-tax net loss above is a pre-tax gain of $1.2 million on the sale of a royalty license for our Comet brand in certain geographic areas as further discussed in Note 8. Furthermore, also included in the pre-tax net loss above is a pre-tax net gain on divestitures of $3.2 million, which relates primarily to sales of e.p.t and Dermoplast. Both e.p.t and Dermoplast were non-core OTC brands reported under the North American OTC Healthcare segment. e.p.t was included in the Women's Health product group, while Dermoplast was included in the Dermatologicals product group.

Interest Expense
Net interest expense was $93.3 million during 2017 versus $85.2 million during 2016.  The increase in net interest expense was primarily attributable costs associated with the acquisition of Fleet, partially offset by the lower interest rate on our 2016 Senior Notes compared to our 8.125% senior unsecured notes due February 1, 2020 (the "2012 Senior Notes"). The 2016 Senior Notes were issued in February 2016 in connection with the acquisition of DenTek and the redemption of the 2012 Senior Notes. The average indebtedness outstanding increased from $1.5 billion during 2016 to $1.7 billion during 2017. The average cost of borrowing increased to 5.6% for 2017 from 5.3% for 2016.

Income Taxes
The provision for income taxes during 2017 was $41.5 million versus $57.3 million in 2016.  The effective tax rate on income before income taxes was 37.4% during 2017 versus 36.4% during 2016. The increase in the effective tax rate for 2017 versus 2016 was primarily due to the impact of certain non-deductible items in the current year related to the Fleet acquisition, as well as the sale of rights for our Comet brand and the elimination of the lower tax basis in e.p.t and Dermoplast upon their sale.

Results of Operations

2016 compared to 2015

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2016 and 2015.

					Increase (Decrease)
(In thousands)	2016	%	2015	%	Amount	%
North American OTC Healthcare
Analgesics	$117,337	14.6	$111,954	15.7	$5,383	4.8
Cough & Cold	100,148	12.4	103,686	14.5	(3,538)	(3.4)
Women's Health	132,184	16.4	71,506	10.0	60,678	(nm)
Gastrointestinal	74,568	9.2	77,596	10.9	(3,028)	(3.9)
Eye & Ear Care	95,515	11.8	85,236	11.9	10,279	12.1
Dermatologicals	82,941	10.3	64,806	9.1	18,135	28.0
Oral Care	49,099	6.1	45,916	6.4	3,183	6.9
Other OTC	6,079	0.8	6,193	0.8	(114)	(1.8)
Total North American OTC Healthcare	657,871	81.6	566,893	79.3	90,978	16.0

International OTC Healthcare
Analgesics	2,128	0.3	2,597	0.4	(469)	(18.1)
Cough & Cold	16,422	2.0	18,080	2.5	(1,658)	(9.2)
Women's Health	2,982	0.4	2,261	0.3	721	31.9
Gastrointestinal	20,019	2.4	19,372	2.7	647	3.3
Eye & Ear Care	11,983	1.5	12,689	1.8	(706)	(5.6)
Dermatologicals	2,133	0.3	2,289	0.3	(156)	(6.8)
Oral Care	2,026	0.3	483	0.1	1,543	319.5
Other OTC	20	0.0	22	0.0	(2)	(9.1)
Total International OTC Healthcare	57,713	7.2	57,793	8.1	(80)	(0.1)
Total OTC Healthcare	715,584	88.8	624,686	87.4	90,898	14.6
Household Cleaning	90,663	11.2	89,937	12.6	726	0.8
Total Consolidated	$806,247	100.0	$714,623	100.0	$91,624	12.8
(nm) size of % not meaningful

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

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $91.0 million, or 16.0%, during 2016 versus 2015. This increase was primarily due to the acquisition of Insight, which contributed $74.1 million of revenues not included in the comparable period in the prior year, and included increases of $55.3 million, $11.3 million, $2.5 million, $2.4 million and $1.7 million to the Women’s Health, Dermatologicals, Eye & Ear Care, Cough & Cold, and Analgesics product groups, respectively. The increase was also due to the acquisition of DenTek, which contributed $9.3 million to the segment overall not included in the comparable period in the prior year.

In addition to the revenue increases contributed by Insight and DenTek, there was an increase of $7.6 million in revenue included in the comparable period in the prior year, primarily consisting of increases in the Eye & Ear Care, Dermatologicals, Women's Health and Analgesics product groups, which was partially offset by decreases in the Gastrointestinal and Cough & Cold product groups. The decrease in the Cough & Cold product group and the Gastrointestinal product group was partially due to Pediacare and Beano, respectively, which continued to experience declines in revenues and market share due to increasing competition.

In the past, in our Women's Health and Analgesics product groups, a third-party manufacturer had failed to keep up with demand, leading to product being temporarily out of stock. However, in the third quarter of calendar 2015, those out of stock issues were resolved as a result of increased manufacturing. If these types of supply issues resurface in these or in other product groups that are not resolved timely, we may not have enough product to meet demand, which could adversely impact our business, result in a significant reduction of net sales and have a material adverse impact on our results of operations and financial condition.

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

Household Cleaning Segment
Revenues for the Household Cleaning segment increased $0.7 million, or 0.8%, during 2016 versus 2015. The increase was primarily due to increased sales in certain distribution channels.

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

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment decreased $1.1 million, or 5.0%, during the 2016 versus 2015. This decrease was primarily due to decreases in cost of sales in the Eye & Ear Care, Gastrointestinal and Cough & Cold product groups, driven by foreign currency exchange rate fluctuations year over year. As a percentage of the International OTC Healthcare revenues, cost of sales in the International OTC Healthcare segment decreased to 37.6% in 2016 from 39.5% during 2015. The decrease in cost of sales as a percentage of revenues was primarily attributable to the product groups discussed above.

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

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.1 million, or 3.0%, during 2016 versus 2015. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.4% during 2016 from 60.5% during 2015. The increase in gross profit as a percentage of revenues was primarily attributable to an increase in gross margin in the Eye & Ear Care and Gastrointestinal product groups.

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

Contribution margin is a non-GAAP financial measure that we use as a primary measure for evaluating segment performance. It is defined as gross profit less advertising and promotional expenses. Contribution margin increased $49.8 million, or 16.3%, during 2016 versus 2015.  The contribution margin increase was primarily the result of the increased gross profit in the North American OTC Healthcare segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $47.2 million, or 17.9%, during 2016 versus 2015. The contribution margin increase was primarily the result of higher sales volumes and gross profit attributable to the DenTek and Insight acquisitions, partially offset by an increase in advertising and promotional expenses. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment remained relatively constant in 2016 versus 2015.

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

Interest Expense
Net interest expense was $85.2 million during 2016 versus $81.2 million during 2015. The increase in net interest expense was primarily the result of a higher level of indebtedness, primarily related to the acquisitions of DenTek and Insight. The average indebtedness outstanding increased from $1.4 billion during 2015 to $1.5 billion during 2016. The increase in average indebtedness outstanding is the result of additional borrowings under our 2012 Term Loan and 2012 ABL Revolver to fund our acquisition of Insight and the 2016 Senior Notes to fund the acquisition of DenTek. The average cost of borrowing decreased to 5.4% during 2016 from 5.9% during 2015. The decrease in the average costs of borrowing is partially attributable to the issuance of the 2016 Senior Notes and the redemption of the 2012 Senior Notes during 2016; as the interest rate for the 2016 Senior Notes is 6.375% versus the interest rate of 8.125% for the 2012 Senior Notes, including the accelerated portion of debt origination costs incurred in 2016.

Income Taxes
The provision for income taxes during 2016 was $57.3 million versus $49.2 million in 2015. The effective tax rate on income before income taxes was 36.4% during 2016 versus 38.6% during 2015. The decrease in the effective tax rate during 2016 versus 2015 was primarily due to the impact of certain non-deductible items related to acquisitions in the prior year and to the favorable tax deductions related to stock options, equity awards and certain foreign tax credits realized in 2016.

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

	Year Ended March 31,
(In thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$147,772	$174,350	$156,255
Investing activities	(694,595)	(222,971)	(805,258)
Financing activities	561,857	54,036	643,265

2017 compared to 2016
Operating Activities
Net cash provided by operating activities was $147.8 million for 2017 compared to $174.4 million for 2016.  The $26.6 million decrease in net cash provided by operating activities was primarily due to a decrease in net income of $30.5 million, partially offset by a decrease in working capital of $8.4 million. The decrease in net income was primarily due acquisition-related costs and a loss on divestitures associated with the sale of Pediacare, New Skin and Fiber Choice.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased by $8.4 million in 2017 compared to 2016 primarily as a result of increases in the year-over-year change in accounts payable of $32.8 million and accrued liabilities of $3.8 million and a decrease in the year-over-year change in prepaid expenses and other current assets of $5.9 million, partially offset by increases in the year-over year change in accounts receivable of $20.8 million and inventory of $7.3 million.

Investing Activities
Net cash used in investing activities was $694.6 million for 2017 compared to $223.0 million for 2016.  This change was primarily due to the acquisition of Fleet in 2017 for $803.8 million, partially offset by the acquisition of DenTek in 2016 for $227.0 million and proceeds from divestitures of $110.7 million received in 2017.

Financing Activities
Net cash provided by financing activities was $561.9 million for 2017 compared to $54.0 million for 2016.  This change was primarily due to proceeds from the Term Loan B-4 Loans under the 2012 Term Loan of $1,427.0 million, partially offset by term loan repayments of $862.5 million.

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

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital increased in 2016 compared to 2015 due to increases in the year-over-year change in inventory and prepaid expenses and other current assets of $18.4 million and $12.6 million, respectively, and a decrease in the year-over-year change in accrued liabilities of $10.7 million. This increase was partially offset by an increase in the year-over-year change in accounts payable of $6.3 million. The year-over-year increase of $18.4 million in inventory is primarily the result of an inventory build of $3.0 million in 2016 primarily related to certain brands in anticipation of short-term requirements and a $15.4 million inventory usage in the prior year period primarily associated with certain brands selling through and holding less stock.

Non-cash charges increased $31.6 million year-over-year, primarily due to an increase in deferred income taxes of $17.2 million, a loss on extinguishment of debt of $18.0 million in 2016, and an increase in depreciation and amortization of $5.9 million. The increase in non-cash charges was partially offset by a premium payment on the 2012 Senior Notes of $10.2 million in 2016 and a decrease in long term income taxes payable of $2.6 million.

Investing Activities
Net cash used in investing activities was $223.0 million for 2016 compared to $805.3 million for 2015.  The decrease in net cash used in investing activities was primarily due to the use of cash for the acquisition of Insight in September 2014 of $749.7 million, the acquisition of the Hydralyte brand in April 2014 of $78.0 million, and the proceeds of $7.2 million received from the escrow following the arbitrator’s ruling related to the working capital dispute of the Insight acquisition in 2016. This change was partially offset by the cash used for the acquisition of DenTek in February 2016 of $227.0 million and $18.5 million of proceeds from the sale of one brand we acquired from the Insight acquisition, and $10.0 million received as proceeds from the sale of certain rights to sell our Comet brand in certain Eastern European countries to a third-party licensee, both in the prior year.

Financing Activities
Net cash provided by financing activities was $54.0 million for 2016 compared to net cash provided by financing activities of $643.3 million for 2015.  This change was primarily due to net borrowings under our credit facilities of $656.1 million in the prior year primarily to acquire Insight, repayment in 2016 of $250.0 million for the 2012 Senior Notes, and net repayments under our existing credit facilities of $41.1 million 2016. This change was partially offset by proceeds from the issuance in 2016 of the 2016 Senior Notes of $350.0 million.

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

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower entered into a senior secured credit facility, which consists of (i) a $660.0 million 2012 Term Loan with a 7-year maturity and (ii) a $50.0 million asset-based 2012 ABL Revolver with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

Also on September 3, 2014, we entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 ("Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provided for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date of the Term B-3 Loans remained the same as the Term B-2 Loans' original maturity date of September 3, 2021.
On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date of ABL Amendment No. 4.
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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provides for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.
The 2012 Term Loan, as amended, bears interest at a rate that is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternative base rate plus a margin (with a margin step-down to 2.50% per annum based upon achievement of a specified first lien net leverage ratio). For the year ended March 31, 2017, the average interest rate on the 2012 Term Loan was 5.5%.
Also on January 26, 2017, we entered into Amendment No. 6 ("ABL Amendment No. 6") to the 2012 ABL Revolver. ABL Amendment No. 6 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver, (ii) an extension of the maturity date of revolving commitments to January 26, 2022, and (iii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility consistent with Term Loan Amendment No. 4. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2017, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.3%.
We used the proceeds from the Term B-4 Loans and borrowings under the 2012 ABL Revolver to finance the acquisition of Fleet, to refinance our outstanding term loans, and to pay fees and expenses incurred in connection with the Fleet acquisition.
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

2016 Bridge Term Loans:
On February 4, 2016, Prestige Brands Holdings, Inc. and the Borrower entered into a bridge credit agreement. The bridge credit agreement provided for term loans in an aggregate principal amount of $80.0 million (the “Bridge Term Loans”), at an applicable interest rate margin equal to (i) for the period beginning on the closing date and ending on the 179th day following the closing date, 4.75% for Eurocurrency rate loans and 3.75% for base rate loans, (ii) for the period from and including the 180th day following the closing date and ending on the 269th day following the closing date, 5.00% for Eurocurrency rate loans and 4.00% for base rate loans, and (iii) for the period from and after the 270th day following the closing date, 5.25% for Eurocurrency rate loans and 4.25% for base rate loans. The Bridge Term Loans would have matured on February 2, 2017. The proceeds were used to partially fund the acquisition of DenTek. However, the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of these Bridge Term Loans on February 19, 2016. In connection with the repayment of the Bridge Term Loans on February 19, 2016, we expensed $1.9 million of unamortized debt issuance costs which were classified as interest expense.

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

At any time prior to December 15, 2016, we had the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have had the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we had the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2013 Senior Notes), the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We have the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. We may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount of notes redeemed, plus a "make-whole premium" calculated as set forth in the Indenture and accrued and unpaid interest, if any. In addition, before March 1, 2019, the Borrower may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings, at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control (as defined in the Indenture), the Borrower will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At March 31, 2017, we were in compliance with the covenants under our long-term indebtedness.

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

As of March 31, 2017, we had an aggregate of $2.2 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$1,382.0 million of borrowings under the Term B-4 Loans; and

•	$90.0 million of borrowings under the 2012 ABL Revolver.

As of March 31, 2017, we had $82.6 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either March 31, 2017 or March 31, 2016. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.75 to 1.0 for the quarter ended March 31, 2017 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 7.50 to 1.0 on September 30, 2017, 7.25 to 1 on March 31, 2018 and 0.25 to 1.0 per quarter until December 31, 2018 and 6.50 to 1 thereafter;

•
Have an interest coverage ratio of greater than 2.00 to 1.0 for the quarter ended March 31, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.25 to 1.0 on March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended March 31, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2017, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2018. During the years ended March 31, 2017 and 2016, we made voluntary principal payments against outstanding indebtedness of $175.5 million and $60.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 3, we were required to make quarterly payments each equal to 0.25% of the aggregate amount of $852.5 million. However, since we entered into the Term Loan Amendment No. 4, we are required to make quarterly payments each equal to 0.25% of the aggregate amount of $1,427.0 million. Since we have previously made a significant optional payment that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2021.

Commitments

As of March 31, 2017, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$2,222.0	$—	$—	$516.4	$1,705.6
Interest on long-term debt(1)	438.0	84.7	169.4	141.1	42.8
Purchase obligations:
Inventory costs(2)	131.8	130.3	1.5	—	—
Other costs(3)	30.1	30.1	—	—	—
Operating leases (4)	11.0	3.3	5.7	2.0	—
Total contractual cash obligations (5)	$2,832.9	$248.4	$176.6	$659.5	$1,748.4

(1)
Represents the estimated interest obligations on the outstanding balances at March 31, 2017 of the 2013 Senior Notes, 2016 Senior Notes, Term B-4 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 5.6%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

(4)	We have excluded minimum sublease rentals of $0.7 million due in the future under non-cancelable subleases. Refer to Note 18 for further details.

(5)	We have excluded obligations related to uncertain tax positions because we cannot reasonably estimate when they will occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three most recent fiscal years, a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2017, we had variable rate debt of approximately $1,472.0 million.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the year ended March 31, 2017 of approximately $9.3 million.

Foreign Currency Exchange Rate Risk

During the year ended March 31, 2017 and 2016, approximately 12.0% and 11.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2017 and 2016. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $4.1 million and $3.9 million for the year ended March 31, 2017 and 2016, respectively. Excluding the pre-tax loss on divestitures of $51.8 million in 2017, and holding all other variables constant, a hypothetical 10% adverse change in foreign currency exchange rate would have resulted in a less than 5.0% impact on pre-tax income for the year ended March 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 120.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Audited Financial Statements
March 31, 2017

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2017.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2017.

On January 26, 2017, the Company acquired C.B. Fleet Company, Inc. ("Fleet"). The Company has excluded Fleet's internal control over financial reporting as of March 31, 2017 from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. Fleet is a wholly-owned subsidiary whose total assets and total revenues represent 3.0% and 4.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2017, which appears below.

Prestige Brands Holdings, Inc.
May 17, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded C.B. Fleet Company, Inc. (“Fleet”) from its assessment of internal control over financial reporting as of March 31, 2017 because it was acquired by the Company in a purchase business combination during fiscal year 2017. We have also excluded Fleet from our audit of internal control over financial reporting. Fleet is a wholly-owned subsidiary whose total assets and total revenues represent 3.0% and 4.4% respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2017.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 17, 2017

Prestige Brands Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended March 31,
(In thousands, except per share data)	2017	2016	2015
Revenues
Net sales	$881,113	$803,088	$710,070
Other revenues	947	3,159	4,553
Total revenues	882,060	806,247	714,623

Cost of Sales
Cost of sales	381,774	339,036	308,400
Gross profit	500,286	467,211	406,223

Operating Expenses
Advertising and promotion	128,359	110,802	99,651
General and administrative	89,143	72,418	81,273
Depreciation and amortization	25,351	23,676	17,740
Loss on divestitures	51,820	—	—
Total operating expenses	294,673	206,896	198,664
Operating income	205,613	260,315	207,559

Other (income) expense
Interest income	(203)	(162)	(92)
Interest expense	93,546	85,322	81,326
Gain on sale of asset	—	—	(1,133)
Loss on extinguishment of debt	1,420	17,970	—
Total other expense	94,763	103,130	80,101
Income before income taxes	110,850	157,185	127,458
Provision for income taxes	41,455	57,278	49,198
Net income	$69,395	$99,907	$78,260

Earnings per share:
Basic	$1.31	$1.89	$1.50
Diluted	$1.30	$1.88	$1.49

Weighted average shares outstanding:
Basic	52,976	52,754	52,170
Diluted	53,362	53,143	52,670

Comprehensive income, net of tax:
Currency translation adjustments	(2,575)	(113)	(24,151)
Unrecognized net loss on pension plans	(252)	—	—
Total other comprehensive loss	(2,827)	(113)	(24,151)
Comprehensive income	$66,568	$99,794	$54,109
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2017	2016
Current assets
Cash and cash equivalents	$41,855	$27,230
Accounts receivable, net	136,742	95,247
Inventories	115,609	91,263
Deferred income tax assets	—	10,108
Prepaid expenses and other current assets	40,228	25,165
Total current assets	334,434	249,013

Property, plant and equipment, net	50,595	15,540
Goodwill	615,252	360,191
Intangible assets, net	2,903,613	2,322,723
Other long-term assets	7,454	1,324
Total Assets	$3,911,348	$2,948,791

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,218	$38,296
Accrued interest payable	8,130	8,664
Other accrued liabilities	83,661	59,724
Total current liabilities	162,009	106,684

Long-term debt
Principal amount	2,222,000	1,652,500
Less unamortized debt costs	(28,268)	(27,191)
Long-term debt, net	2,193,732	1,625,309

Deferred income tax liabilities	715,086	469,622
Other long-term liabilities	17,972	2,840
Total Liabilities	3,088,799	2,204,455

Commitments and Contingencies – Note 18

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 53,287 shares at March 31, 2017 and 53,066 shares at March 31, 2016	533	530
Additional paid-in capital	458,255	445,182
Treasury stock, at cost – 332 shares at March 31, 2017 and 306 shares at March 31, 2016	(6,594)	(5,163)
Accumulated other comprehensive loss, net of tax	(26,352)	(23,525)
Retained earnings	396,707	327,312
Total Stockholders’ Equity	822,549	744,336
Total Liabilities and Stockholders’ Equity	$3,911,348	$2,948,791
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2014	52,021	$520	$414,387	206	$(1,431)	$739	$149,145	$563,360

Stock-based compensation	—	—	6,918	—	—	—	—	6,918
Exercise of stock options	387	4	3,950	—	—	—	—	3,954
Preferred share rights	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock	154	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	60	(2,047)	—	—	(2,047)
Excess tax benefits from share-based awards	—	—	1,330	—	—	—	—	1,330

Components of comprehensive income:

Net income	—	—	—	—	—	—	78,260	78,260
Translation adjustments	—	—	—	—	—	(24,151)	—	(24,151)
Total comprehensive income	—	—	—	—	—	—	—	54,109

Balances at March 31, 2015	52,562	$525	$426,584	266	$(3,478)	$(23,412)	$227,405	$627,624

Stock-based compensation	—	—	9,954	—	—	—	—	9,954
Exercise of stock options	348	3	6,685	—	—	—	—	6,688
Issuance of shares related to restricted stock	156	2	(1)	—	—	—	—	1
Treasury share repurchases	—	—	—	40	(1,685)	—	—	(1,685)
Excess tax benefits from share-based awards	—	—	1,960	—	—	—	—	1,960

Components of comprehensive income:
Net income	—	—	—	—	—	—	99,907	99,907
Translation adjustments	—	—	—	—	—	(113)	—	(113)
Total comprehensive income	—	—	—	—	—	—	—	99,794

Balances at March 31, 2016	53,066	$530	$445,182	306	$(5,163)	$(23,525)	$327,312	$744,336

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
	Shares	Par Value		Shares	Amount
Balances at March 31, 2016	53,066	$530	$445,182	306	$(5,163)	$(23,525)	$327,312	$744,336

Stock-based compensation	—	—	8,148	—	—	—	—	8,148
Exercise of stock options	127	2	4,026	—	—	—	—	4,028
Issuance of shares related to restricted stock	94	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	26	(1,431)	—	—	(1,431)
Excess tax benefits from share-based awards	—	—	900	—	—	—	—	900
Components of comprehensive income:
Net income	—	—	—	—	—	—	69,395	69,395
Unrecognized net loss on pension plans	—	—	—	—	—	(252)	—	(252)
Translation adjustments	—	—	—	—	—	(2,575)	—	(2,575)
Total comprehensive income	—	—	—	—	—	—	—	66,568

Balances at March 31, 2017	53,287	$533	$458,255	332	$(6,594)	$(26,352)	$396,707	$822,549

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2017	2016	2015
Operating Activities
Net income	69,395	$99,907	$78,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,792	23,676	17,740
Loss on divestitures and sales of property and equipment	51,820	—	—
Gain on sale of asset	—	—	(1,133)
Deferred income taxes	(5,778)	46,152	28,922
Long term income taxes payable	581	(332)	2,294
Amortization of debt origination costs	8,633	8,994	8,821
Stock-based compensation costs	8,148	9,954	6,918
Loss on extinguishment of debt	1,420	17,970	—
Premium payment on 2012 Senior Notes	—	(10,158)	—
Lease termination costs	524	—	785
Loss (gain) on sale or disposal of property and equipment	573	(35)	321
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18,938)	1,824	1,608
Inventories	(10,262)	(3,005)	15,360
Prepaid expenses and other assets	(1,996)	(7,921)	4,664
Accounts payable	21,447	(11,348)	(17,637)
Accrued liabilities	2,497	(1,328)	9,332
Noncurrent assets and liabilities	(6,084)	—	—
Net cash provided by operating activities	147,772	174,350	156,255

Investing Activities
Purchases of property and equipment	(2,977)	(3,568)	(6,101)
Proceeds from divestitures	110,717	—	18,500
Proceeds from the sale of property and equipment	85	344	—
Proceeds from sale of asset	—	—	10,000
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	—	7,237	—
Proceeds from DenTek working capital arbitration settlement	1,419	—	—
Acquisition of DenTek, less cash acquired	—	(226,984)	—
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	(77,991)
Acquisition of C.B. Fleet, less cash acquired	(803,839)	—	—
Net cash used in investing activities	(694,595)	(222,971)	(805,258)

Financing Activities
Proceeds from issuance of 2016 Senior Notes	—	350,000	—
Repayment of 2012 Senior Notes	—	(250,000)	—
Borrowings under Bridge term loans	—	80,000	—
Repayments under Bridge term loans	—	(80,000)	—
Proceeds from issuance of Term Loan	1,427,000	—	720,000
Term Loan repayments resulting from refinancing	(687,000)	—	—
Term Loan repayments	(175,500)	(60,000)	(130,000)
Borrowings under revolving credit agreement	110,000	115,000	124,600
Repayments under revolving credit agreement	(105,000)	(96,100)	(58,500)
Payments of debt origination costs	(11,140)	(11,828)	(16,072)
Proceeds from exercise of stock options	4,028	6,689	3,954
Proceeds from restricted stock exercises	—	544	57
Excess tax benefits from share-based awards	900	1,960	1,330
Fair value of shares surrendered as payment of tax withholding	(1,431)	(2,229)	(2,104)
Net cash provided by financing activities	561,857	54,036	643,265

Effects of exchange rate changes on cash and cash equivalents	(409)	497	(1,275)
Increase (decrease) in cash and cash equivalents	14,625	5,912	(7,013)
Cash and cash equivalents - beginning of year	27,230	21,318	28,331
Cash and cash equivalents - end of year	$41,855	$27,230	$21,318

Interest paid	$85,209	$79,132	$70,155
Income taxes paid	$47,999	$15,352	$11,939
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience, and club stores in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2017”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2017, approximately 61% of our cash is held by a bank in Sydney, Australia. Substantially all of our remaining cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insures our domestic balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2017 are uninsured.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Building	17
Machinery	5
Computer equipment and software	3
Furniture and fixtures	7
Leasehold improvements	*
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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

Indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may exceed their fair values and may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $46.2 million for 2017, $39.2 million for 2016 and $37.7 million for 2015.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these slotting fee distribution arrangements, the retailers allow our products to be placed on the stores’ shelves in exchange for such fees.

Stock-based Compensation
We recognize stock-based compensation expense by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is recognized over the period a grantee is required to provide service in exchange for the award, generally referred to as the requisite service period.

Pension Expense
We have a defined contribution plan in which all U.S. full-time employees (excluding those employees of the recently acquired Fleet business discussed below) are eligible to participate. The participants may contribute from 1% to 60% of their compensation, as defined in the plan. We match 65% of the first 6% of each participant's base compensation with full vesting at 3 years of service. The Company's contribution is reduced by the amount of forfeitures that occur during the year. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was less than $0.1 million for 2017.

In conjunction with the acquisition of Fleet (see Note 2), we assumed a number of additional employee retirement plans including a defined contribution plan and two defined benefit plans. All U.S. full-time employees of Fleet are eligible to participate in Fleet's defined contribution plan. The participants may contribute from 2% to 50% of their compensation, as defined in the plan. We match 100% of the first 6% of each participant's base compensation with full vesting upon entering the plan. The Company's contribution is reduced by the amount of forfeitures that occur during the year. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $0.2 million for 2017.

Certain employees of Fleet are covered by defined benefit pension plans. The Company's policy is to fund amounts allowable by applicable regulations. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015.

Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2017, we made total pension contributions to our pension plans of $6.1 million. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2017 and beyond.
Our discount rate assumption for our qualified defined benefit plan changed from 4.32% at January 26, 2017 to 4.21% at March 31, 2017. We do not expect to make any contributions to our qualified defined benefit pension plan during fiscal 2018.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested restricted stock units, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and restricted stock units has an anti-dilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share.

Recently Issued Accounting Standards

In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715). This update changes the reporting line items for the components of net benefit costs. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960). Among other things, the amendments in this update require a plan's interest in master trusts and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this update are effective for fiscal periods beginning after December 15, 2018. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this amendment prospectively in the fourth quarter of 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance will eliminate industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU will also require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. With the issuance of ASU 2016-08 in March 2016, the FASB clarified the implementation guidance on principals versus agent considerations in FASB ASC 606. In April 2016, the FASB issued ASU 2016-10, which clarified implementation guidance on identifying performance obligations and licensing in FASB ASC 606. Certain narrow aspects of the guidance in FASB ASC 606 were amended with the issuances of ASU 2016-12 in May 2016 and ASU 2016-20 in December 2016. We expect to adopt this guidance when effective and continue to evaluate the effect that the updated standard, as well as additional amendments, may have on our Consolidated Financial Statements and related notes. Our implementation approach includes performing a detailed study of the various types of agreements that we have with our customers and assessing conformance of our current accounting practices with the new standard. We have not yet selected a transition method.

2.     Acquisitions

Acquisition of Fleet
On January 26, 2017, the Company completed the acquisition of C.B. Fleet Company, Inc. ("Fleet") pursuant to the Agreement and Plan of Merger, dated as of December 22, 2016, for $823.7 million plus cash on hand at closing and subject to certain adjustments related to net working capital. The purchase price was funded by available cash on hand, additional borrowings under our asset-based revolving credit facility, and a new $740.0 million senior secured incremental term loan. As a result of the merger, we acquired multiple women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia. The financial results from the Fleet acquisition are included in the Company's North American and International OTC Healthcare segments.

The acquisition was accounted for in accordance with Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the January 26, 2017 acquisition date.

(In thousands)	January 26, 2017

Cash	$19,884
Accounts receivable	25,293
Inventories	20,812
Prepaid expenses and other current assets	17,024
Property, plant and equipment, net	38,661
Goodwill	268,577
Intangible assets, net	747,600
Other long-term assets	1,137
Total assets acquired	1,138,988

Accounts payable	10,412
Accrued expenses	22,895
Deferred income taxes - long term	261,555
Other long term liabilities	20,403
Total liabilities assumed	315,265
Total purchase price	$823,723

Based on this preliminary analysis, we allocated $648.7 million to non-amortizable intangible assets and $98.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.7 years. The weighted average remaining life for amortizable intangible assets at March 31, 2017 was 18.6 years.

We recorded goodwill of $268.6 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The operating results of Fleet have been included in our Consolidated Financial Statements beginning January 26, 2017. Revenues of the acquired Fleet operations for the year ended March 31, 2017 since the date of acquisition were $38.7 million. Fleet had a net loss for the year ended March 31, 2017 of $2.5 million.

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of Fleet's operations been included in our operations commencing on April 1, 2015, based on available information related to Fleet's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Fleet acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Year Ended March 31,
	2017	2016
(In thousands, except per share data)	(Unaudited)
Revenues	$1,049,473	$1,004,698
Net income	$73,750	$92,712

Earnings per share:
Basic EPS	$1.39	$1.76

Diluted EPS	$1.38	$1.74

Acquisition of DenTek
On February 5, 2016, the Company completed the acquisition of DenTek Holdings, Inc. ("DenTek"), a privately-held marketer and distributor of specialty oral care products. The closing was finalized pursuant to the terms of the merger agreement, announced November 23, 2015, under which the Company agreed to acquire DenTek from its stockholders for a purchase price of $226.9 million. The acquisition expanded the Company's portfolio of brands, strengthened its existing oral care platform and increased its geographic reach in parts of Europe. The Company financed the transaction with a combination of available cash on hand, available cash from its asset based loan revolver, and financing of an additional unsecured bridge loan. The DenTek brands are included in the Company's North American and International OTC Healthcare segments.

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

(In thousands)	September 3, 2014

Cash acquired	$3,507
Accounts receivable	26,012
Inventories	23,456
Deferred income tax assets - current	1,032
Prepaids and other current assets	1,341
Property, plant and equipment, net	2,308
Goodwill	96,323
Intangible assets, net	724,374
Total assets acquired	878,353

Accounts payable	16,079
Accrued expenses	8,539
Deferred income tax liabilities - long term	107,799
Total liabilities assumed	132,417
Total purchase price	$745,936

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

Year Ended March 31,
2015
(In thousands, except per share data)	(Unaudited)
Revenues	$783,217
Net income	$86,844

Earnings per share:
Basic	$1.66

Diluted	$1.65

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

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. As a result, we received approximately $40.1 million including the cost of inventory of $2.6 million, less certain immaterial holdbacks, which will be paid upon meeting certain criteria as defined in the asset purchase agreement and within approximately 18 months following the closing date of the transaction. During the year ended March 31, 2017, we recorded a pre-tax loss on sale of $56.2 million. The proceeds were used to repay debt and related income taxes due on the dispositions.

The following table sets forth the components of the assets sold and the pre-tax loss recognized on the sale in July 2016.

(In thousands)	July 7, 2016
Components of assets sold:
Inventory	$2,380
Intangible assets, net	91,208
Goodwill	2,920
Assets sold	96,508
Total purchase price received	42,380
54,128
Costs to sell	2,018
Pre-tax loss on divestitures	$56,146

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option.

In December 2016, we completed the sales of the Dermpolast and e.p.t brands for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.6 million, which is included within loss on divestitures on the Consolidated Statements of Income and Comprehensive Income.

The following table sets forth the components of the assets sold and the pre-tax net gain recognized on the sales of e.p.t and Dermoplast in December 2016.

(In thousands)	December 2016
Components of assets sold:
Inventory	$3,266
Intangible assets, net	45,870
Goodwill	6,889
Assets sold	56,025
Total purchase price received	59,614
Pre-tax net (gain) on divestitures	(3,589)

4.     Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2017	2016
Components of Accounts Receivable
Trade accounts receivable	$148,339	$105,592
Other receivables	1,413	1,261
	149,752	106,853
Less allowances for discounts, returns and uncollectible accounts	(13,010)	(11,606)
Accounts receivable, net	$136,742	$95,247

5.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2017	2016
Components of Inventories
Packaging and raw materials	$9,984	$7,563
Work in process	369	—
Finished goods	105,256	83,700
Inventories	$115,609	$91,263

Inventories are carried and depicted above at the lower of cost or market, which includes a reduction in inventory values of $6.6 million and $4.8 million at March 31, 2017 and 2016, respectively, related to obsolete and slow-moving inventory.

6.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2017	2016
Components of Property, Plant and Equipment
Land	550	—
Building	13,156	—
Machinery	31,456	7,734
Computer equipment	15,440	12,793
Furniture and fixtures	2,720	2,445
Leasehold improvements	7,497	7,389
	70,819	30,361
Accumulated depreciation	(20,224)	(14,821)
Property, plant and equipment, net	$50,595	$15,540

We recorded depreciation expense of $6.0 million, $5.2 million, and $3.8 million for 2017, 2016, and 2015, respectively.

7.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2015, 2016, and 2017:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2014	160,157	23,365	7,389	190,911

2015 additions	103,254	1,224	—	104,478
2015 reductions	—	—	(589)	(589)
Effects of foreign currency exchange rates	—	(4,149)	—	(4,149)

Balance – March 31, 2015	263,411	20,440	6,800	290,651

2016 additions	74,441	2,393	—	76,834
2016 reductions	(7,237)	—	—	(7,237)
Effects of foreign currency exchange rates	—	(57)	—	(57)

Balance - March 31, 2016	330,615	22,776	6,800	360,191

2017 additions	258,438	10,139	—	268,577
2017 reductions	(12,600)	—	(555)	(13,155)
Effects of foreign currency exchange rates	—	(361)	—	(361)

Balance - March 31, 2017	$576,453	$32,554	$6,245	$615,252

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

As further discussed in Note 8, in December 2014, we completed a transaction to sell rights to use of the Comet brand in certain Eastern European countries to a third-party licensee. As a result, we recorded a gain on the sale of $1.3 million and reduced the carrying value of our intangible assets and goodwill. In August 2016, we sold the remaining rights to the use of the Comet brand in certain geographic areas and reduced goodwill by $0.6 million as a result.

As discussed in Note 2, on February 5, 2016, we completed the acquisition of DenTek. In connection with this acquisition, we recorded goodwill of $73.7 million based on the amount by which the purchase price exceeded the fair value of net assets acquired. In December 2016, we received $1.4 million as a result of an arbitration associated with the DenTek acquisition. As a result, we reduced goodwill by $2.8 million, including other post-closing adjustments of $1.4 million.

As discussed in Note 2, on January 26, 2017, we completed the acquisition of Fleet. In connection with this acquisition, we recorded goodwill of $268.6 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired.

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

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. At February 28, 2017 and February 29, 2016, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in 2017 or 2016.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed. The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2017 and February 29, 2016, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

The aggregate fair value of our reporting units, including the recently acquired Fleet business which was recently fair valued, exceeded the carrying value by 53.0% with no reporting unit's fair value exceeding the carrying value by less than 10%.

8.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2015, 2016, and 2017 is as follows:

	Year Ended March 31, 2015
(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Amount
Balance – March 31, 2014	$1,273,878	$204,740	$1,478,618
Additions	673,180	124,774	797,954
Reclassifications	(46,506)	46,506	—
Reductions	(9,548)	(17,674)	(27,222)
Effects of foreign currency exchange rates	(17,600)	(280)	(17,880)
Balance – March 31, 2015	$1,873,404	$358,066	$2,231,470

Accumulated Amortization
Balance – March 31, 2014	$—	$83,801	$83,801
Additions	—	12,995	12,995
Effects of foreign currency exchange rates	—	(26)	(26)
Balance – March 31, 2015	$—	$96,770	$96,770

Intangibles, net – March 31, 2015	$1,873,404	$261,296	$2,134,700

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,676,991	$235,642	$1,912,633
International OTC Healthcare	86,141	1,231	87,372
Household Cleaning	110,272	24,423	134,695
Intangible assets, net – March 31, 2015	$1,873,404	$261,296	$2,134,700

	Year Ended March 31, 2016
(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Amount
Balance – March 31, 2015	$1,873,404	$358,066	$2,231,470
Additions	179,800	26,900	206,700
Reclassifications	(32,918)	32,918	—
Effects of foreign currency exchange rates	(240)	(4)	(244)
Balance – March 31, 2016	$2,020,046	$417,880	$2,437,926

Accumulated Amortization
Balance – March 31, 2015	$—	$96,770	$96,770
Additions	—	18,430	18,430
Effects of foreign currency exchange rates	—	3	3
Balance – March 31, 2016	$—	$115,203	$115,203

Intangibles, net – March 31, 2016	$2,020,046	$302,677	$2,322,723

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$1,823,873	$277,762	$2,101,635
International OTC Healthcare	85,901	2,237	88,138
Household Cleaning	110,272	22,678	132,950
Intangible assets, net – March 31, 2016	$2,020,046	$302,677	$2,322,723

	Year Ended March 31, 2017
(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Amount
Balance – March 31, 2016	$2,020,046	$417,880	$2,437,926
Additions	648,700	98,900	747,600
Reclassifications	(2,064)	2,064	—
Reductions	(77,248)	(76,903)	(154,151)
Effects of foreign currency exchange rates	(279)	(140)	(419)
Balance – March 31, 2017	$2,589,155	$441,801	$3,030,956

Accumulated Amortization
Balance – March 31, 2016	$—	$115,203	$115,203
Additions	—	19,753	19,753
Reductions	—	(7,610)	(7,610)
Effects of foreign currency exchange rates	—	(3)	(3)
Balance – March 31, 2017	$—	$127,343	$127,343

Intangibles, net – March 31, 2017	$2,589,155	$314,458	$2,903,613

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,404,336	$287,056	$2,691,392
International OTC Healthcare	83,558	6,468	90,026
Household Cleaning	101,261	20,934	122,195
Intangible assets, net – March 31, 2017	$2,589,155	$314,458	$2,903,613

As discussed in Note 2, we completed two acquisitions during the year ended March 31, 2015. On September 3, 2014, we completed the acquisition of Insight and allocated $724.4 million to intangible assets based on our analysis. Additionally, on April 30, 2014, we completed the acquisition of the Hydralyte brand and allocated $73.6 million to intangible assets based on our analysis. Furthermore, on September 3, 2014, we sold one of the brands that we acquired from Insight, for which we had allocated $17.7 million to intangible assets.

As discussed in Note 2, on February 5, 2016, we completed the acquisition of DenTek. In connection with this acquisition, we allocated $206.7 million to intangible assets based on our analysis.

As discussed in Note 2, on January 26, 2017, we completed the acquisition of Fleet. In connection with this acquisition, we allocated $747.6 million to intangible assets based on our analysis.

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice (see Note 3 above for further details) brands for $40.0 million plus the cost of inventory and received $40.1 million including the cost of preliminary inventory, less certain immaterial holdbacks, and reduced our indefinite and finite-lived trademarks by $37.2 million and $54.0 million, respectively. During the year ended March 31, 2017, we recorded a preliminary pre-tax loss of $56.2 million on the sale of these brands. In addition, as discussed in Note 3, in connection with this sale, the buyer exercised its option to purchase the Dermoplast brand. The sale of Dermoplast was completed on December 30, 2016, and we received $48.4 million. As a result, we reduced intangible assets by $31.0 million.

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

During the fourth quarter of each fiscal year, we perform our annual impairment analysis. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test and the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.  The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of goodwill and intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, we may be required to record impairment charges in the future. In addition, we considered our market capitalization at February 28, 2017, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. As a result of our analysis, we determined that the fair values exceeded the carrying values and as such, no impairment charge was recorded in 2017.

The aggregate fair value of the indefinite-lived intangible assets, including indefinite-lived intangible assets of the recently acquired Fleet business which was recently fair valued, exceeded the carrying value by 40.8%. Two of the individual indefinite-lived trade names exceeded their carrying values by less than 10%. The fair values of Beano and Comet exceed their carrying values of $78.4 million and $101.3 million, respectively, by 9.0% each.

After several periods of contraction and given the competitive landscape, including private label, Beano experienced growth in the latter part of the current fiscal year in response to strategic initiatives that we put in place. We expect these trends to continue and have factored this into our projections. The significant assumptions supporting the fair value of Beano include a discount rate of 9.5%, and returning to revenue growth as previously noted, coupled with investments in advertising and promotion that are in line with historical performance. If we are unable to meet our projections, the carrying value of Beano may exceed its fair value, which would result in an impairment charge. For example, a decrease in the annual cash flow of approximately 8.3% compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 0.6% would result in an impairment charge.

Comet sales have performed in line with our expectations. The significant assumptions supporting the fair value of Comet include a discount rate of 9.5%, coupled with modest revenue growth, and advertising and promotion investments that are in line with historical performance. Revenue declines or changes in assumptions utilized in our quantitative indefinite-lived asset impairment analysis may result in the fair value no longer exceeding the carrying value. For example, a decrease in the annual cash flow of approximately 8.2% for Comet, compared to the projected cash flow utilized in our analysis, or an increase in the discount rate of approximately 0.7% could result in the carrying value of our trade name exceeding its fair value, which would result in an impairment charge. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

In Australia, all medications that contain Codeine will no longer be available to be sold over-the-counter and will only be sold behind the counter effective February 2018. One of our Australian brands, Painstop, contains Codeine and therefore will be subject to this market change. As a result of this market change, we have determined that an indefinite life is no longer appropriate for Painstop. Based upon our initial assessment of the changes and uncertainty in the market and the competitive landscape of established sellers of Codeine behind the counter, we have significantly reduced our revenue projections and determined that a 10 year life would be appropriate. As such, we have reclassified $2.1 million from an indefinite-lived to a finite-lived intangible asset. At the time of this change in useful life, the fair value exceeded its carrying value.

Additionally, certain of our North American OTC Healthcare and Household Cleaning brands have experienced recent declines in revenues and profitability. While the fair value of these indefinite-lived trade names exceed their respective carrying value by more than 10%, if we experience future declines in revenue or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods.

The weighted average remaining life for finite-lived intangible assets at March 31, 2017 was approximately 13.4 years, and the amortization expense for the year ended March 31, 2017 was $19.8 million. At March 31, 2017, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

Year Ending March 31,
2018	$23,356
2019	23,356
2020	23,356
2021	22,933
2022	22,510
Thereafter	198,947
$314,458
9.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2017	2016
Accrued marketing costs	$29,384	$26,373
Accrued compensation costs	15,535	9,574
Accrued broker commissions	1,782	1,497
Income taxes payable	3,840	3,675
Accrued professional fees	2,412	1,787
Deferred rent	492	836
Accrued production costs	4,580	3,324
Accrued lease termination costs	843	448
Income tax related payable	19,000	6,354
Other accrued liabilities	5,793	5,856
	$83,661	$59,724

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

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower entered into a senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

Also on September 3, 2014, we entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver may be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

On May 8, 2015, we entered into Amendment No. 3 ("Term Loan Amendment No. 3") to the 2012 Term Loan. Term Loan Amendment No. 3 provided for (i) the creation of a new class of Term B-3 Loans under the 2012 Term Loan (the "Term B-3 Loans") in an aggregate principal amount of $852.5 million, which combined the outstanding balances of the Term B-1 Loans of $207.5 million and the Term B-2 Loans of $645.0 million, and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date of the Term B-3 Loans remained the same as the Term B-2 Loans' original maturity date of September 3, 2021.
On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provides for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020, which is five years from the effective date of ABL Amendment No. 4.
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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provides for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.
The 2012 Term Loan, as amended, bears interest at a rate that is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternative base rate plus a margin (with a margin step-down to 2.50% per annum based upon achievement of a specified first lien net leverage ratio). For the year ended March 31, 2017, the average interest rate on the 2012 Term Loan was 5.5%.
Also on January 26, 2017, we entered into Amendment No. 6 ("ABL Amendment No. 6") to the 2012 ABL Revolver. ABL Amendment No. 6 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver, (ii) an extension of the maturity date of revolving commitments to January 26, 2022, and (iii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility consistent with Term Loan Amendment No. 4. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the year ended March 31, 2017, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.3%.
We used the proceeds from the Term B-4 Loans and borrowings under the 2012 ABL Revolver to finance the acquisition of Fleet, to refinance our outstanding term loans, and to pay fees and expenses incurred in connection with the Fleet acquisition.
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

2016 Bridge Term Loans:
On February 4, 2016, Prestige Brands Holdings, Inc. and the Borrower entered into a bridge credit agreement. The Bridge Credit Agreement provided for term loans in an aggregate principal amount of $80.0 million (the “Bridge Term Loans”), at an applicable interest rate margin equal to (i) for the period beginning on the closing date and ending on the 179th day following the closing date, 4.75% for Eurocurrency rate loans and 3.75% for base rate loans, (ii) for the period from and including the 180th day following the closing date and ending on the 269th day following the closing date, 5.00% for Eurocurrency rate loans and 4.00% for base rate loans, and (iii) for the period from and after the 270th day following the closing date, 5.25% for Eurocurrency rate loans and 4.25% for base rate loans. The Bridge Term Loans would have matured on February 2, 2017. The proceeds were used to partially fund the acquisition of DenTek. However, the Company used the net proceeds from the 2016 Senior Notes issuance (discussed below) to repay all of these Bridge Term Loans on February 19, 2016. In connection with the repayment of the Bridge Loan on February 19, 2016, we expensed $1.9 million of unamortized debt issuance costs which were classified as interest expense.

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

At any time prior to December 15, 2016, we had the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have had the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we had the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2013 Senior Notes), the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We have the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. We may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount of notes redeemed, plus a "make-whole premium" calculated as set forth in the Indenture and accrued and unpaid interest, if any. In addition, before March 1, 2019, we may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings, at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control (as defined in the Indenture), we will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At March 31, 2017, we were in compliance with the covenants under our long-term indebtedness.

Effective April 1, 2015, the Company elected to change its method of presentation relating to debt issuance costs in accordance with ASU 2015-03. Prior to 2016, the Company's policy was to present these costs in other long-term assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related long-term debt. As a result, we reclassified $27.4 million of deferred financing costs as of March 31, 2015 from other long-term assets, and such costs are now presented as a direct deduction from the long-term debt liability.

At March 31, 2017, we had an aggregate of $1.3 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $28.3 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $4.6 million related to the 2013 Senior Notes, $4.9 million related to the 2016 Senior Notes, and $18.8 million related to the 2012 Term Loan.

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

At March 31, 2017, we had $90.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $82.6 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2017	March 31, 2016
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	350,000	350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-4 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.75%, with a LIBOR floor of 0.75%, or a base rate plus a margin (with a margin step-down to 2.50%) due on January 26, 2024.	1,382,000	817,500
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	90,000	85,000
Total long-term debt (including current portion)	2,222,000	1,652,500
Current portion of long-term debt	—	—
Long-term debt	2,222,000	1,652,500
Less: unamortized debt costs	(28,268)	(27,191)
Long-term debt, net	$2,193,732	$1,625,309

As of March 31, 2017, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2013 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2018	$—
2019	—
2020	—
2021	12,080
2022	504,270
Thereafter	1,705,650
$2,222,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the Term B-4 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at March 31, 2017 and 2016).

	March 31, 2017		March 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$367,500	$350,000	$363,125
2013 Senior Notes	400,000	409,000	400,000	408,000
Term B-4 Loans	1,382,000	1,395,820	817,500	818,522
2012 ABL Revolver	90,000	90,000	85,000	85,000

At March 31, 2017 and 2016, we did not have any assets or liabilities measured in Level 1 or 3. During 2017, 2016 and 2015, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

In accordance with ASU 2015-07, investments that are measured at fair value using net asset value ("NAV") per share as a practical expedient have not been classified in the fair value hierarchy.

12.     Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2017.

Pursuant to the provisions of various employee restricted stock awards, we repurchased 25,768 shares and 40,316 shares of restricted common stock from our employees during the years ended March 31, 2017 and 2016, respectively. The repurchases during the years ended March 31, 2017 and 2016 were at an average price of $55.51 and $41.80, respectively. All of the repurchased shares have been recorded as treasury stock.

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

	Year Ended March 31,
(In thousands, except per share data)	2017	2016	2015
Numerator
Net income	$69,395	$99,907	$78,260

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	52,976	52,754	52,170
Dilutive effect of unvested restricted stock units and options issued to employees and directors	386	389	500
Denominator for diluted earnings per share	53,362	53,143	52,670

Earnings per Common Share:
Basic net earnings per share	$1.31	$1.89	$1.50

Diluted net earnings per share	$1.30	$1.88	$1.49

For 2017, 2016, and 2015 there were 0.2 million, less than 0.1 million, and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14.     Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units and other equity-based awards.  In June 2014, the Board of Directors approved, and in July 2014, the stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any 12-month period from 1.0 million to 2.5 million shares, and extended the term of the Plan by ten years, to February 2025. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During 2017, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $8.1 million and $2.6 million, respectively.

During 2016, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $10.0 million and $3.5 million, respectively.

During 2015, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $6.9 million and $1.9 million, respectively.

At March 31, 2017, there were $7.9 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.8 years.  The total fair value of options and restricted shares vested during 2017, 2016, and 2015 was $6.0 million, $7.0 million and $4.7 million, respectively.  During the years ended March 31, 2017, 2016 and 2015, there were 94,718, 155,603 and 154,418 shares of restricted stock units that vested, respectively, and we issued shares of common stock. Additionally, we issued common stock as a result of 126,820, 348,055 and 386,254 stock options that were exercised during 2017, 2016 and 2015, respectively. Cash received from the exercise of stock options was $4.0 million during 2017, and we realized $0.9 million in tax benefits for the tax deductions resulting from option exercises in 2017. Cash received from the exercise of stock options was $6.7 million during 2016, and we realized $2.1 million in tax benefits for the tax deductions resulting from option exercises in 2016. Cash received from the exercise of stock options was $4.0 million during 2015, and we realized $2.2 million in tax benefits for the tax deductions from option exercises in 2015. At March 31, 2017, there were 2.4 million shares available for issuance under the Plan.

On May 9, 2016, the Compensation Committee of our Board of Directors granted 49,064 shares of restricted stock units and stock options to acquire 224,843 shares of our common stock to certain executive officers and employees under the Plan. All of the shares of restricted stock units vest in their entirety on the three-year anniversary of the date of grant. Upon vesting, the units will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $57.18 per share, which is equal to the closing price for our common stock on the date of the grant. Termination of employment prior to vesting will result in forfeiture of the unvested restricted stock units and the unvested stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.
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

Restricted Stock Units

Restricted stock units ("RSUs") granted to employees under the Plan generally vest over three to five years, primarily upon the attainment of certain time vesting thresholds, and may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation Committee. The RSUs granted to directors vest in their entirety one year after the date of grant so long as the membership on the Board of Directors continues through the vesting date, and will be settled by delivery to the director of one share of common stock of the Company for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

At our annual meeting date on August 2, 2016, each of our six independent members of the Board of Directors received a grant of 1,896 restricted stock units under the Plan. Additionally, on May 26, 2016, the Compensation Committee granted 346 restricted stock units to a newly appointed Board member.

The fair value of the restricted stock units is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value of restricted stock units granted during 2017, 2016, and 2015 was $55.44, $42.41 and $33.33, respectively.

A summary of the Company’s RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Vested and Nonvested at March 31, 2014	437.5	$16.76

Granted	106.9	33.33
Vested and issued	(154.4)	13.37
Forfeited	(27.7)	21.45
Vested and nonvested at March 31, 2015	362.3	22.74
Vested at March 31, 2015	76.6	11.62

Granted	266.1	42.41
Vested and issued	(155.6)	18.31
Forfeited	(5.0)	39.61
Vested and nonvested at March 31, 2016	467.8	35.22
Vested at March 31, 2016	69.8	14.76

Granted	68.4	55.44
Vested and issued	(94.7)	28.51
Forfeited	(91.4)	41.71
Vested and nonvested at March 31, 2017	350.1	39.29
Vested at March 31, 2017	63.4	20.12

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

The weighted-average grant-date fair values of the options granted during 2017, 2016, and 2015 were $21.75, $17.24, and $15.95, respectively.

	Year Ended March 31,
	2017	2016	2015
Expected volatility	37.8%	40.2%	47.3%
Expected dividends	—	—	—
Expected term in years	6.0	6.0	6.0
Risk-free rate	1.7%	1.7%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2014	994.9	$15.24

Granted	317.9	33.54
Exercised	(386.3)	10.24
Forfeited or expired	(55.3)	26.77
Outstanding at March 31, 2015	871.2	23.40

Granted	208.2	42.13
Exercised	(348.0)	19.22
Forfeited or expired	(3.7)	35.72
Outstanding at March 31, 2016	727.7	30.70

Granted	264.3	55.86
Exercised	(126.8)	31.75
Forfeited or expired	(92.9)	42.66
Outstanding at March 31, 2017	772.3	37.70	7.3	$14,118
Exercisable at March 31, 2017	367.4	25.40	6.0	$11,083

The aggregate intrinsic value of options exercised during 2017, 2016 and 2015 was $3.2 million, $8.6 million and $9.3 million, respectively.

15.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. There were no significant reclassifications out of AOCI in 2017, 2016 and 2015, and the Company does not expect that significant amounts included in AOCI at March 31, 2017 will be reclassified into earnings within the next twelve months.

AOCI consisted of the following at March 31, 2017 and 2016:

	March 31,	March 31,
(In thousands)	2017	2016
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(26,100)	$(23,525)
Unrecognized net loss on pension plans	(252)	—
Accumulated other comprehensive loss, net of tax	$(26,352)	$(23,525)

16.    Income Taxes

Income before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2017	2016	2015
United States	$93,582	$142,253	$122,588
Foreign	17,268	14,932	4,870
	$110,850	$157,185	$127,458

The provision for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2017	2016	2015
Current
Federal	$40,183	$6,080	$13,066
State	2,808	1,171	760
Foreign	4,242	3,905	3,228
Deferred
Federal	(5,421)	44,787	31,012
State	(163)	1,678	1,162
Foreign	(194)	(343)	(30)
Total provision for income taxes	$41,455	$57,278	$49,198

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2017	2016
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$5,280	$5,083
Inventory capitalization	1,881	1,838
Inventory reserves	1,880	1,367
Net operating loss carryforwards	609	12,350
State income taxes	17,727	10,293
Accrued liabilities	2,174	2,162
Accrued compensation	9,574	—
Stock compensation	5,790	4,411
Other	7,925	300
Total deferred tax assets	52,840	37,804

Deferred Tax Liabilities
Property, plant and equipment	(9,157)	(833)
Intangible assets	(754,322)	(496,485)
Total deferred tax liabilities	(763,479)	(497,318)

Net deferred tax liability before valuation allowance	$(710,639)	$(459,514)
Valuation allowance	(3,437)	—
Net deferred tax liability	$(714,076)	$(459,514)

The net deferred tax liability shown above is net of $1.0 million of long-term deferred tax assets as of March 31, 2017 and $10.1 million of short-term deferred tax assets as of March 31, 2016.

At March 31, 2017 we have a valuation allowance of $3.4 million related to certain deferred tax assets acquired from Fleet that we have concluded are not more likely than not to be realized.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2017		2016		2015
(In thousands)		%		%		%
Income tax provision at statutory rate	$38,798	35.0	$55,015	35.0	$44,610	35.0
Foreign tax benefit	(2,322)	(2.1)	(2,894)	(1.8)	(2,019)	(1.6)
State income taxes, net of federal income tax benefit	1,820	1.7	3,284	2.0	2,865	2.3
Goodwill adjustment for sale of asset	3,208	2.9	—	—	206	0.2
Nondeductible transaction costs	686	0.6	1,071	0.7	2,936	2.3
Nondeductible compensation	342	0.3	758	0.5	566	0.4
Other	(1,076)	(1.0)	44	—	34	—
Total provision for income taxes	$41,456	37.4	$57,278	36.4	$49,198	38.6

Uncertain tax liability activity is as follows:

	2017	2016	2015
(In thousands)
Balance – beginning of year	$4,084	$3,420	$1,236
Additions based on tax positions related to the current year	583	664	2,229
Reductions based on lapse of statute of limitations	(1,016)	—	(45)
Balance – end of year	$3,651	$4,084	$3,420

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We did not incur any material interest or penalties related to income taxes in 2015, 2016 or 2017. The amount of unrecognized tax benefits at March 31, 2017, 2016, and 2015 was $3.7 million, $4.1 million, and $3.4 million, respectively, which would reduce the effective tax rate by 3.3%, 2.6%, and 2.7%, respectively, if recognized. We do not anticipate any events or circumstances that would cause a significant change to these uncertainties during the ensuing year. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2014 forward.

The Company does not provide for U.S. income taxes on the undistributed earnings of our Australian subsidiary, which is intended to be indefinitely reinvested in operations outside of the United States. As of March 31, 2017, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $42.5 million. As of March 31, 2017, the amount of unrecognized deferred tax liability related to these earnings is estimated to be $4.8 million.

17.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees (excluding those employees of the recently acquired Fleet business discussed below) are eligible to participate. The participants may contribute from 1% to 60% of their compensation, as defined in the plan. We match 65% of the first 6% of each participant's base compensation with full vesting at 3 years of service. The Company's contribution is reduced by the amount of forfeitures that occur during the year. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was less than $0.1 million for 2017.

In conjunction with the acquisition of Fleet (see Note 2), we assumed a number of additional employee retirement plans including a defined contribution plan and two defined benefit plans. All U.S. full-time employees of Fleet are eligible to participate in Fleet's defined contribution plan. The participants may contribute from 2% to 50% of their compensation, as defined in the plan. We match 100% of the first 6% of each participant's base compensation with full vesting upon entering the plan. The Company's contribution is reduced by the amount of forfeitures that occur during the year. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $0.2 million for 2017.

Certain employees of Fleet are covered by defined benefit pension plans. The Company's policy is to fund amounts allowable by applicable regulations. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015.

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets from the date of acquisition to the end of our fiscal year, and includes a statement of the plans' funded status as of March 31, 2017:

Period Ended
(In thousands)	March 31, 2017
Change in benefit obligation:
Projected benefit obligation at date of acquisition	$61,187
Interest cost	456
Actuarial (gain) loss	791
Benefits paid	(720)
Projected benefit obligations at end of year	$61,714

Change in plan assets:
Fair value of plan assets at date of acquisition	$41,560
Actual return on plan assets	854
Employer contribution	6,078
Benefits paid	(720)
Fair value of plan assets at end of year	$47,772

Funded status at end of year	$(13,942)

Amounts recognized in the balance sheet at the end of the period consist of the following:

Period Ended
(In thousands)	March 31, 2017
Current liability	$463
Long-term liability	13,479
Total	$13,942

The primary components of Net Periodic Benefits consist of the following:

Period Ended
(In thousands)	March 31, 2017
Interest cost	$456
Expected return on assets	(462)
Net periodic benefit cost (income)	$(6)

The accumulated benefit obligation was $61.7 million at March 31, 2017, and we had a net periodic benefit of less than $1.0 million for 2017.

The pension benefit amounts stated above include one pension plan that is an unfunded plan. The projected benefit obligation and accumulated benefit obligation for this unfunded plan were $6.0 million as of March 31, 2017.

The following table includes amounts that are expected to be contributed to the plans by the Company. It reflects benefit payments that are made from the plans' assets as well as those made directly from the Company's assets and includes the participants' share of the cost, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2018 (expectation) to participant benefits	$463

Expected benefit payments year ending March 31,
2018	$3,152
2019	3,254
2020	3,329
2021	3,416
2022	3,578
2023-2027	18,888

During March 2017, we funded $6.1 million to the plan, which was invested as described in the plan assets below.

The Company's primary investment objective for its pension plan assets is to provide a source of retirement income for the plans' participants and beneficiaries. The asset allocation for the Company's funded retirement plan as of March 31, 2017, and the target allocation by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
Domestic large cap equities	36%	41%
Domestic small/mid cap equities	9	7
International equities	15	16
Balanced/asset allocation	4	2
Fixed income and cash	36	34
Total	100%	100%

The plan assets are invested in a diversified portfolio consisting primarily of domestic fixed income and publicly traded equity securities held within pooled separate mutual funds. International funds represent 16% of the portfolio. These assets are fair valued using NAV.

The following tables show the unrecognized actuarial loss included in accumulated other comprehensive income at March 31, 2017, as well as the prior service cost credit and actuarial loss expected to be reclassified from accumulated other comprehensive income (loss) to retirement expense during 2018:

(In thousands)
Balances in accumulated other comprehensive income (loss) as of March 31, 2017:
Unrecognized actuarial (loss)	$399
Unrecognized prior service credit	—

Amounts expected to be reclassified from accumulated other comprehensive income (loss) during 2018:
Unrecognized actuarial (loss)	$—
Unrecognized prior service credit	—

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2017 were as follows:

Weighted-average assumptions:
Discount rate	4.21%
Expected return on plan assets	6.25%
Rate of compensation increase	—

The determination of the expected long-term rate of return was derived from an optimized portfolio using an asset allocation software program. The risk and return assumptions, along with the correlations between the asset classes, were entered into the program. Based on these assumptions and historical experience, the portfolio is expected to achieve a long-term rate of return of 6.25%. The investment managers engaged to manage the portfolio are expected to outperform their expected benchmarks on a relative basis over a full market cycle.

18.     Commitments and Contingencies

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

Lease Commitments
We have operating leases for office facilities and equipment, including New York and other locations, which expire at various dates through fiscal 2023. These amounts have been included in the table below.

The following summarizes future minimum lease payments for our operating leases (a):

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2018	$2,743	$565	$3,308
2019	2,787	248	3,035
2020	2,587	99	2,686
2021	1,451	7	1,458
2022	478	4	482
Thereafter	13	—	13
	$10,059	$923	$10,982
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $0.7 million due in the future under non cancellable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

	Year ending March 31,
(In thousands)	2017	2016
Minimum lease payments	$10,982	$8,434
Less: Sublease rentals	(690)	(1,165)
	$10,292	$7,269

Rent expense was $2.0 million, $1.8 million, and $1.6 million for 2017, 2016, and 2015, respectively.

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

(In thousands)
Year Ending March 31,
2018	$1,013
2019	982
2020	559
2021	—
2022	—
Thereafter	—
$2,554

19.     Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers, food and drug stores, and convenience, dollar and club stores.  During 2017, 2016, and 2015, approximately 40.0%, 41.9%, and 38.2%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2017, 2016, and 2015, Walmart accounted for approximately 21.1%, 20.2%, and 18.1%, respectively, of our gross revenues. At March 31, 2017, approximately 33.1% of accounts receivable were owed by Walmart.

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

At March 31, 2017, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 47 manufacturers that produced items that accounted for approximately 78.4% of our gross sales for 2017, compared to 55 manufacturers with long-term contracts that accounted for approximately 79.9% of gross sales in 2016.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

20.     Business Segments

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

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues	$724,991	$73,287	$87,035	$885,313
Elimination of intersegment revenues	(4,200)	—	—	(4,200)
Third-party segment revenues	720,791	73,287	87,035	881,113
Other revenues	33	17	897	947
Total segment revenues	720,824	73,304	87,932	882,060
Cost of sales	282,750	30,789	68,235	381,774
Gross profit	438,074	42,515	19,697	500,286
Advertising and promotion	112,465	13,434	2,460	128,359
Contribution margin	$325,609	$29,081	$17,237	371,927
Other operating expenses*				166,314
Operating income				205,613
Other expense				94,763
Income before income taxes				110,850
Provision for income taxes				41,455
Net income				$69,395
*Other operating expenses for the year ended March 31, 2017 includes a pre-tax net loss of $51.8 million related to divestitures. These divestitures include Pediacare, New Skin, Fiber Choice, e.p.t, Dermoplast, and license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax net loss on divestitures related to Pediacare, New Skin, Fiber Choice, e.p.t and Dermoplast are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet are included in the Household Cleaning segment.

	Year Ended March 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues**	$660,518	$57,670	$87,561	$805,749
Elimination of intersegment revenues	(2,661)	—	—	(2,661)
Third-party segment revenues	657,857	57,670	87,561	803,088
Other revenues**	14	43	3,102	3,159
Total segment revenues	657,871	57,713	90,663	806,247
Cost of sales**	250,018	21,676	67,342	339,036
Gross profit	407,853	36,037	23,321	467,211
Advertising and promotion	97,393	11,114	2,295	110,802
Contribution margin	$310,460	$24,923	$21,026	356,409
Other operating expenses				96,094
Operating income				260,315
Other expense				103,130
Income before income taxes				157,185
Provision for income taxes				57,278
Net income				$99,907

	Year Ended March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Gross segment revenues**	$569,643	$57,729	$86,085	$713,457
Elimination of intersegment revenues	(3,387)	—	—	(3,387)
Third-party segment revenues	566,256	57,729	86,085	710,070
Other revenues	637	64	3,852	4,553
Total segment revenues	566,893	57,793	89,937	714,623
Cost of sales	216,781	22,820	68,799	308,400
Gross profit	350,112	34,973	21,138	406,223
Advertising and promotion	86,897	10,922	1,832	99,651
Contribution margin	$263,215	$24,051	$19,306	306,572
Other operating expenses				99,013
Operating income				207,559
Other expense				80,101
Income before income taxes				127,458
Provision for income taxes				49,198
Net income				$78,260
**Certain immaterial amounts relating to gross segment revenues, other revenues and cost of sales for each of the years ended March 31, 2016 and 2015 were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the consolidated financial statements for any periods presented.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$120,253	$1,922	$—	$122,175
Cough & Cold	90,795	17,990	—	108,785
Women's Health	147,071	3,811	—	150,882
Gastrointestinal	76,500	24,812	—	101,312
Eye & Ear Care	97,618	12,075	—	109,693
Dermatologicals	85,194	2,159	—	87,353
Oral Care	97,586	10,513	—	108,099
Other OTC	5,807	22	—	5,829
Household Cleaning	—	—	87,932	87,932
Total segment revenues	$720,824	$73,304	$87,932	$882,060

	Year Ended March 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$117,337	$2,128	$—	$119,465
Cough & Cold	100,148	16,422	—	116,570
Women's Health	132,184	2,982	—	135,166
Gastrointestinal	74,568	20,019	—	94,587
Eye & Ear Care	95,515	11,983	—	107,498
Dermatologicals	82,941	2,133	—	85,074
Oral Care	49,099	2,026	—	51,125
Other OTC	6,079	20	—	6,099
Household Cleaning	—	—	90,663	90,663
Total segment revenues	$657,871	$57,713	$90,663	$806,247

	Year Ended March 31, 2015
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$111,954	$2,597	$—	$114,551
Cough & Cold	103,686	18,080	—	121,766
Women's Health	71,506	2,261	—	73,767
Gastrointestinal	77,596	19,372	—	96,968
Eye & Ear Care	85,236	12,689	—	97,925
Dermatologicals	64,806	2,289	—	67,095
Oral Care	45,916	483	—	46,399
Other OTC	6,193	22	—	6,215
Household Cleaning	—	—	89,937	89,937
Total segment revenues	$566,893	$57,793	$89,937	$714,623

During fiscal 2017, 2016, and 2015, approximately 87.3%, 87.4%, and 85.2%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of total segment revenues in any of the periods presented.  During fiscal 2017, 2016, and 2015, our Canada sales accounted for approximately 4.8%, 5.2%, and 5.9%, respectively, of our total segment revenues. During fiscal 2017, 2016, and 2015, our Australia sales accounted for approximately 5.2%, 5.6% and 6.9%, respectively, of our total segment revenues.

At March 31, 2017 and 2016, approximately 96.5% and 95.9%, respectively, of our consolidated goodwill and intangible assets were located in the United States and approximately 3.5% and 4.1%, respectively, were located in Australia. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2017 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$576,453	$32,554	$6,245	$615,252

Intangible assets
Indefinite-lived	2,404,336	83,558	101,261	2,589,155
Finite-lived	287,056	6,468	20,934	314,458
Intangible assets, net	2,691,392	90,026	122,195	2,903,613
Total	$3,267,845	$122,580	$128,440	$3,518,865

March 31, 2016 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$330,615	$22,776	$6,800	$360,191

Intangible assets
Indefinite-lived	1,823,873	85,901	110,272	2,020,046
Finite-lived	277,762	2,237	22,678	302,677
Intangible assets, net	2,101,635	88,138	132,950	2,322,723
Total	$2,432,250	$110,914	$139,750	$2,682,914

21.     Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2017 and 2016 is as follows:

Year Ended March 31, 2017

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total revenues	$209,575	$215,052	$216,763	$240,670
Cost of sales	87,984	91,087	92,216	110,487
Gross profit	121,591	123,965	124,547	130,183

Operating expenses
Advertising and promotion	27,635	28,592	30,682	41,450
General and administrative	19,457	18,795	22,131	28,760
Depreciation and amortization	6,832	6,016	5,852	6,651
Loss (gain) on divestitures	55,453	(496)	(3,405)	268
Total operating expenses	109,377	52,907	55,260	77,129
Operating income	12,214	71,058	69,287	53,054
Net interest expense	21,127	20,830	18,554	32,832
Loss on extinguishment of debt	—	—	—	1,420
(Loss) income before income taxes	(8,913)	50,228	50,733	18,802
(Benefit) provision for income taxes	(3,382)	18,033	19,092	7,712
Net (loss) income	$(5,531)	$32,195	$31,641	$11,090

(Loss) earnings per share:
Basic	$(0.10)	$0.61	$0.60	$0.21
Diluted	$(0.10)	$0.60	$0.59	$0.21

Weighted average shares outstanding:
Basic	52,881	52,993	52,999	53,009
Diluted	52,881	53,345	53,359	53,419

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(5,824)	2,703	(8,736)	9,282
Unrecognized net loss on pension plans				(252)
Total other comprehensive (loss) income	(5,824)	2,703	(8,736)	9,030
Comprehensive (loss) income	$(11,355)	$34,898	$22,905	$20,120

Year Ended March 31, 2016

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total revenues	$192,132	$206,065	$200,195	$207,855
Cost of sales (exclusive of depreciation shown below)	79,896	86,125	83,411	89,604
Gross profit	112,236	119,940	116,784	118,251

Operating expenses
Advertising and promotion	26,422	27,893	29,935	26,552
General and administrative	17,589	16,462	18,135	20,232
Depreciation and amortization	5,720	5,687	6,071	6,198
	49,731	50,042	54,141	52,982
Operating income	62,505	69,898	62,643	65,269
Net interest expense	21,884	20,667	19,462	23,147
Loss on extinguishment of debt	451	—	—	17,519
Income before income taxes	40,170	49,231	43,181	24,603
Provision for income taxes	13,997	17,428	15,186	10,667
Net income	$26,173	$31,803	$27,995	$13,936

Earnings per share:
Basic	$0.50	$0.60	$0.53	$0.26
Diluted	$0.49	$0.60	$0.53	$0.26

Weighted average shares outstanding:
Basic	52,548	52,803	52,824	52,833
Diluted	52,958	53,151	53,203	53,252

Comprehensive income, net of tax:
Currency translation adjustments	(405)	(11,079)	4,922	6,449
Total other comprehensive income (loss)	(405)	(11,079)	4,922	6,449
Comprehensive income	$25,768	$20,724	$32,917	$20,385

22.     Condensed Consolidating Financial Statements

As described in Note 10, Prestige Brands Holdings, Inc., together with certain of our 100% owned subsidiaries, has fully and unconditionally guaranteed, on a joint and several basis, the obligations of Prestige Brands, Inc. (a 100% owned subsidiary of the Company) set forth in the indentures governing the 2016 Senior Notes and the 2013 Senior Notes, including the obligation to pay principal and interest with respect to the 2016 Senior Notes and the 2013 Senior Notes. The 100% owned subsidiaries of the Company that have guaranteed the 2016 Senior Notes and the 2013 Senior Notes are as follows: Prestige Services Corp., Prestige Brands Holdings, Inc. (a Virginia corporation), Prestige Brands International, Inc., Medtech Holdings, Inc., Medtech Products Inc., Medtech Personal Products Corporation, The Spic and Span Company, Blacksmith Brands, Inc., Insight Pharmaceuticals Corporation, Insight Pharmaceuticals, LLC, Practical Health Products, Inc., DenTek Holdings, Inc., C.B. Fleet Topco, LLC, C.B. Fleet Holdco, LLC, C.B.Fleet, LLC, C.B. Fleet Company, Incorporated, Peaks HBC Company, Inc., C.B. Fleet Investment Corporation, C.B.Fleet International, Inc., C.B. Fleet Holding Company, Incorporated, Medtech Online, Inc. and DenTek Oral Care, Inc. (collectively, the "Subsidiary Guarantors"). A significant portion of our operating income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet Prestige Brands, Inc.'s debt service obligations are provided in part by distributions or advances from our subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit Prestige Brands, Inc.'s ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 2016 Senior Notes and the 2013 Senior Notes. Although holders of the 2016 Senior Notes and the 2013 Senior Notes will be direct creditors of the guarantors of the 2016 Senior Notes and the 2013 Senior Notes by virtue of the guarantees, we have indirect subsidiaries located primarily in the United Kingdom, the Netherlands, Singapore and Australia (collectively, the "Non-Guarantor Subsidiaries") that have not guaranteed the 2016 Senior Notes or the 2013 Senior Notes, and such subsidiaries will not be obligated with respect to the 2016 Senior Notes or the 2013 Senior Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of the holders of the 2016 Senior Notes and the 2013 Senior Notes.

Presented below are supplemental Condensed Consolidating Balance Sheets as of March 31, 2017 and 2016 and Condensed Consolidating Income and Comprehensive Income Statements and Condensed Consolidating Statements of Cash Flows for each year in the three year period ended March 31, 2017. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the Issuer or the Borrower,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in our 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$112,557	$708,335	$64,422	$(4,201)	$881,113
Other revenues	—	295	1,033	1,655	(2,036)	947
Total revenues	—	112,852	709,368	66,077	(6,237)	882,060

Cost of Sales
Cost of sales	—	49,101	311,813	26,666	(5,806)	381,774
Gross profit	—	63,751	397,555	39,411	(431)	500,286

Operating Expenses
Advertising and promotion	—	13,581	101,573	13,205	—	128,359
General and administrative	6,612	9,033	65,528	7,970	—	89,143
Depreciation and amortization	3,170	634	21,013	534	—	25,351
Loss on divestitures	—	—	51,820	—	—	51,820
Total operating expenses	9,782	23,248	239,934	21,709	—	294,673
Operating income (loss)	(9,782)	40,503	157,621	17,702	(431)	205,613

Other (income) expense
Interest income	(47,881)	(85,064)	(5,644)	(1,217)	139,603	(203)
Interest expense	33,734	93,538	100,233	5,644	(139,603)	93,546
Loss on extinguishment of debt	—	1,420	—	—	—	1,420
Equity in (income) loss of subsidiaries	(67,467)	(49,302)	(9,481)	—	126,250	—
Total other (income) expense	(81,614)	(39,408)	85,108	4,427	126,250	94,763
Income (loss) before income taxes	71,832	79,911	72,513	13,275	(126,681)	110,850
Provision for income taxes	2,437	11,448	23,776	3,794	—	41,455
Net income (loss)	$69,395	$68,463	$48,737	$9,481	$(126,681)	$69,395

Comprehensive income, net of tax:
Currency translation adjustments	(2,575)	(2,575)	(2,575)	(2,575)	7,725	(2,575)
Unrecognized net loss on pension plans	(252)	(252)	(252)	—	504	(252)
Total other comprehensive income (loss)	(2,827)	(2,827)	(2,827)	(2,575)	8,229	(2,827)
Comprehensive income (loss)	$66,568	$65,636	$45,910	$6,906	$(118,452)	$66,568

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$111,747	$643,330	$50,672	$(2,661)	$803,088
Other revenues	—	347	3,116	1,776	(2,080)	3,159
Total revenues	—	112,094	646,446	52,448	(4,741)	806,247

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	45,763	280,169	18,459	(5,355)	339,036
Gross profit	—	66,331	366,277	33,989	614	467,211

Operating Expenses
Advertising and promotion	—	9,465	90,353	10,984	—	110,802
General and administrative	5,737	9,098	51,198	6,385	—	72,418
Depreciation and amortization	4,050	594	18,617	415	—	23,676
Total operating expenses	9,787	19,157	160,168	17,784	—	206,896
Operating income (loss)	(9,787)	47,174	206,109	16,205	614	260,315

Other (income) expense
Interest income	(48,342)	(85,882)	(5,087)	(531)	139,680	(162)
Interest expense	34,553	84,822	100,540	5,087	(139,680)	85,322
Loss on extinguishment of debt	—	17,970	—	—	—	17,970
Equity in (income) loss of subsidiaries	(98,803)	(70,953)	(8,564)	—	178,320	—
Total other (income) expense	(112,592)	(54,043)	86,889	4,556	178,320	103,130
Income (loss) before income taxes	102,805	101,217	119,220	11,649	(177,706)	157,185
Provision for income taxes	2,898	11,016	40,279	3,085	—	57,278
Net income (loss)	$99,907	$90,201	$78,941	$8,564	$(177,706)	$99,907

Comprehensive income, net of tax:
Currency translation adjustments	(113)	(113)	(113)	(113)	339	(113)
Total other comprehensive (loss) income	(113)	(113)	(113)	(113)	339	(113)
Comprehensive income (loss)	$99,794	$90,088	$78,828	$8,451	$(177,367)	$99,794

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$106,439	$555,388	$51,630	$(3,387)	$710,070
Other revenues	—	385	4,452	1,497	(1,781)	4,553
Total revenues	—	106,824	559,840	53,127	(5,168)	714,623

Cost of Sales
Cost of sales (exclusive of depreciation shown below)	—	39,637	254,670	19,127	(5,034)	308,400
Gross profit	—	67,187	305,170	34,000	(134)	406,223

Operating Expenses
Advertising and promotion	—	8,828	79,944	10,879	—	99,651
General and administrative	4,571	9,090	55,209	12,403	—	81,273
Depreciation and amortization	3,381	592	12,752	1,015	—	17,740
Total operating expenses	7,952	18,510	147,905	24,297	—	198,664
Operating income (loss)	(7,952)	48,677	157,265	9,703	(134)	207,559

Other (income) expense
Interest income	(48,543)	(73,755)	(5,373)	(456)	128,035	(92)
Interest expense	34,198	81,326	88,464	5,373	(128,035)	81,326
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Equity in (income) loss of subsidiaries	(76,383)	(51,573)	(2,013)	—	129,969	—
Total other expense (income)	(90,728)	(44,002)	79,945	4,917	129,969	80,101
Income (loss) before income taxes	82,776	92,679	77,320	4,786	(130,103)	127,458
Provision for income taxes	4,516	14,798	27,111	2,773	—	49,198
Net income (loss)	$78,260	$77,881	$50,209	$2,013	$(130,103)	$78,260

Comprehensive income, net of tax:
Currency translation adjustments	(24,151)	(24,151)	(24,151)	(24,151)	72,453	(24,151)
Total other comprehensive income (loss)	(24,151)	(24,151)	(24,151)	(24,151)	72,453	(24,151)
Comprehensive income (loss)	$54,109	$53,730	$26,058	$(22,138)	$(57,650)	$54,109

Condensed Consolidating Balance Sheet
March 31, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,168	$—	$4,984	$30,703	$—	$41,855
Accounts receivable, net	—	15,787	105,403	15,552	—	136,742
Inventories	—	16,484	89,255	10,833	(963)	115,609
Prepaid expenses and other current assets	15,072	245	23,444	1,467	—	40,228
Total current assets	21,240	32,516	223,086	58,555	(963)	334,434

Property, plant and equipment, net	7,300	439	42,260	596	—	50,595
Goodwill	—	66,007	516,691	32,554	—	615,252
Intangible assets, net	—	191,253	2,622,226	90,134	—	2,903,613
Other long-term assets	2,500	2,774	1,170	1,010	—	7,454
Intercompany receivables	1,510,308	2,477,928	1,832,286	193,609	(6,014,131)	—
Investment in subsidiary	1,708,095	2,397,916	276,933	—	(4,382,944)	—
Total Assets	$3,249,443	$5,168,833	$5,514,652	$376,458	$(10,398,038)	$3,911,348

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,150	$14,576	$49,025	$4,467	$—	$70,218
Accrued interest payable	—	8,130	—	—	—	8,130
Other accrued liabilities	12,905	2,432	59,711	8,613	—	83,661
Total current liabilities	15,055	25,138	108,736	13,080	—	162,009

Long-term debt
Principal amount	—	2,222,000	—	—	—	2,222,000
Less unamortized debt costs	—	(28,268)	—	—	—	(28,268)
Long-term debt, net	—	2,193,732	—	—	—	2,193,732

Deferred income tax liabilities	—	55,945	659,132	9	—	715,086
Other long-term liabilities	—	—	17,920	52	—	17,972
Intercompany payables	2,411,839	1,260,499	2,253,319	88,474	(6,014,131)	—
Total Liabilities	2,426,894	3,535,314	3,039,107	101,615	(6,014,131)	3,088,799

Stockholders' Equity
Common stock	533	—	—	—	—	533
Additional paid-in capital	458,255	1,280,947	2,183,644	269,234	(3,733,825)	458,255
Treasury stock, at cost	(6,594)	—	—	—	—	(6,594)
Accumulated other comprehensive income (loss), net of tax	(26,352)	(26,352)	(26,352)	(26,100)	78,804	(26,352)
Retained earnings (accumulated deficit)	396,707	378,924	318,253	31,709	(728,886)	396,707
Total Stockholders' Equity	822,549	1,633,519	2,475,545	274,843	(4,383,907)	822,549
Total Liabilities and Stockholders' Equity	$3,249,443	$5,168,833	$5,514,652	$376,458	$(10,398,038)	$3,911,348

Condensed Consolidating Balance Sheet
March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,440	$—	$2,899	$19,891	$—	$27,230
Accounts receivable, net	—	12,025	74,446	8,776	—	95,247
Inventories	—	9,411	72,296	10,088	(532)	91,263
Deferred income tax assets	316	681	8,293	818	—	10,108
Prepaid expenses and other current assets	15,311	257	8,379	1,218	—	25,165
Total current assets	20,067	22,374	166,313	40,791	(532)	249,013

Property and equipment, net	9,166	210	5,528	636	—	15,540
Goodwill	—	66,007	271,409	22,775	—	360,191
Intangible assets, net	—	191,789	2,042,640	88,294	—	2,322,723
Other long-term assets	—	1,324	—	—	—	1,324
Intercompany receivables	1,457,011	2,703,192	1,083,488	10,738	(5,254,429)	—
Investment in subsidiary	1,641,477	1,527,718	81,545	—	(3,250,740)	—
Total Assets	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,914	$7,643	$24,437	$3,302	$—	$38,296
Accrued interest payable	—	8,664	—	—	—	8,664
Other accrued liabilities	12,285	1,714	38,734	6,991	—	59,724
Total current liabilities	15,199	18,021	63,171	10,293	—	106,684

Long-term debt
Principal amount	—	1,652,500	—	—	—	1,652,500
Less unamortized debt costs	—	(27,191)	—	—	—	(27,191)
Long-term debt, net	—	1,625,309	—	—	—	1,625,309

Deferred income tax liabilities	—	60,317	408,893	412	—	469,622
Other long-term liabilities	—	—	2,682	158	—	2,840
Intercompany payables	2,368,186	1,241,084	1,570,265	74,894	(5,254,429)	—
Total Liabilities	2,383,385	2,944,731	2,045,011	85,757	(5,254,429)	2,204,455

Stockholders' Equity
Common Stock	530	—	—	—	—	530
Additional paid-in capital	445,182	1,280,947	1,359,921	78,774	(2,719,642)	445,182
Treasury stock, at cost	(5,163)	—	—	—	—	(5,163)
Accumulated other comprehensive income (loss), net of tax	(23,525)	(23,525)	(23,525)	(23,525)	70,575	(23,525)
Retained earnings (accumulated deficit)	327,312	310,461	269,516	22,228	(602,205)	327,312
Total Stockholders' Equity	744,336	1,567,883	1,605,912	77,477	(3,251,272)	744,336
Total Liabilities and Stockholders’ Equity	$3,127,721	$4,512,614	$3,650,923	$163,234	$(8,505,701)	$2,948,791

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$69,395	$68,463	$48,737	$9,481	$(126,681)	$69,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,170	634	21,454	534	—	25,792
Loss on divestitures and sales of property and equipment	—	—	51,820	—	—	51,820
Deferred income taxes	316	(3,691)	(1,934)	(469)	—	(5,778)
Long term income taxes payable	—	—	581	—	—	581
Amortization of debt origination costs	—	8,633	—	—	—	8,633
Stock-based compensation costs	8,148	—	—		—	8,148
Loss on extinguishment of debt	—	1,420	—	—	—	1,420
Lease termination costs	—	—	524	—	—	524
Loss on sale or disposal of property and equipment	—	—	573	—	—	573
Equity in income of subsidiaries	(67,467)	(49,302)	(9,481)	—	126,250	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(3,762)	(5,725)	(9,451)	—	(18,938)
Inventories	—	(7,073)	(2,856)	(764)	431	(10,262)
Prepaid expenses and other current assets	(2,261)	(1,428)	1,235	458	—	(1,996)
Accounts payable	(790)	6,933	14,155	1,149	—	21,447
Accrued liabilities	620	184	1,798	(105)	—	2,497
Noncurrent assets and liabilities	—	—	(6,084)	—	—	(6,084)
Net cash provided by operating activities	11,131	21,011	114,797	833	—	147,772

Investing Activities
Purchases of property and equipment	(1,153)	(327)	(1,378)	(119)	—	(2,977)
Proceeds from divestitures	—	—	110,717	—	—	110,717
Proceeds from the sale of property and equipment	—	—	85		—	85
Proceeds from DenTek working capital arbitration settlement	—	—	1,419	—	—	1,419
Acquisition of C.B. Fleet, less cash acquired	—	—	(803,839)	—	—	(803,839)
Intercompany activity, net	—	(823,723)	823,723	—	—	—
Net cash (used in) provided by investing activities	(1,153)	(824,050)	130,727	(119)	—	(694,595)

Financing Activities
Proceeds from issuance of Term Loan	—	1,427,000	—	—	—	1,427,000
Term Loan repayments resulting from refinancing	—	(687,000)	—	—	—	(687,000)
Term Loan repayments	—	(175,500)	—	—	—	(175,500)
Borrowings under revolving credit agreement	—	110,000	—	—	—	110,000
Repayments under revolving credit agreement	—	(105,000)	—	—	—	(105,000)
Payments of debt origination costs	—	(11,140)	—	—	—	(11,140)
Proceeds from exercise of stock options	4,028	—	—	—	—	4,028
Excess tax benefits from share-based awards	900	—	—	—	—	900
Fair value of shares surrendered as payment of tax withholding	(1,431)	—	—	—	—	(1,431)
Intercompany activity, net	(11,747)	244,679	(243,439)	10,507	—	—
Net cash provided by (used in) financing activities	(8,250)	803,039	(243,439)	10,507	—	561,857

Effects of exchange rate changes on cash and cash equivalents	—	—	—	(409)	—	(409)
Increase in cash and cash equivalents	1,728	—	2,085	10,812	—	14,625
Cash and cash equivalents - beginning of year	4,440	—	2,899	19,891	—	27,230
Cash and cash equivalents - end of year	$6,168	$—	$4,984	$30,703	$—	$41,855

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$99,907	$90,201	$78,941	$8,564	$(177,706)	$99,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,050	594	18,617	415	—	23,676
Deferred income taxes	136	1,272	45,070	(326)	—	46,152
Long-term income taxes payable	—	—	(332)	—	—	(332)
Amortization of debt origination costs	—	8,994	—	—	—	8,994
Stock-based compensation costs	9,794	—	—	160	—	9,954
Loss on extinguishment of debt	—	17,970	—	—	—	17,970
Premium payment on 2012 Senior Notes	—	(10,158)	—	—	—	(10,158)
(Gain) loss on sale or disposal of property and equipment	—	—	1	(36)	—	(35)
Equity in income of subsidiaries	(98,803)	(70,953)	(8,564)	—	178,320	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	2,514	(388)	(302)	—	1,824
Inventories	—	(744)	213	(1,860)	(614)	(3,005)
Prepaid expenses and other current assets	(9,580)	(116)	1,977	(202)	—	(7,921)
Accounts payable	929	814	(11,284)	(1,807)	—	(11,348)
Accrued liabilities	1,907	(2,749)	(1,943)	1,457	—	(1,328)
Net cash provided by operating activities	8,340	37,639	122,308	6,063	—	174,350

Investing Activities
Purchases of property and equipment	(2,460)	(93)	(521)	(494)	—	(3,568)
Proceeds from the sale of property and equipment	—	—	—	344	—	344
Proceeds from Insight Pharmaceuticals working capital arbitration settlement	—	—	7,237	—	—	7,237
Acquisition of DenTek, less cash acquired	—	—	(226,984)	—	—	(226,984)
Intercompany activity, net	—	(228,343)	228,343	—	—	—
Net cash (used in) provided by investing activities	(2,460)	(228,436)	8,075	(150)	—	(222,971)

Financing Activities
Proceeds from issuance of 2016 Senior Notes	—	350,000	—	—	—	350,000
Repayment of 2012 Senior Notes	—	(250,000)	—	—	—	(250,000)
Borrowings under Bridge term loans	—	80,000	—	—	—	80,000
Repayments under Bridge term loans	—	(80,000)	—	—	—	(80,000)
Term loan repayments	—	(60,000)	—	—	—	(60,000)
Borrowings under revolving credit agreement	—	115,000	—	—	—	115,000
Repayments under revolving credit agreement	—	(96,100)	—	—	—	(96,100)
Payments of debt origination costs	—	(11,828)	—	—	—	(11,828)
Proceeds from exercise of stock options	6,689	—	—	—	—	6,689
Proceeds from restricted stock exercises	544	—	—	—	—	544
Excess tax benefits from share-based awards	1,960	—	—	—	—	1,960
Fair value of shares surrendered as payment of tax withholding	(2,229)	—	—	—	—	(2,229)
Intercompany activity, net	(19,791)	143,725	(127,484)	3,550	—	—
Net cash provided by (used in) financing activities	(12,827)	190,797	(127,484)	3,550	—	54,036

Effect of exchange rate changes on cash and cash equivalents	—	—	—	497	—	497
Increase (decrease) in cash and cash equivalents	(6,947)	—	2,899	9,960	—	5,912
Cash and cash equivalents - beginning of year	11,387	—	—	9,931	—	21,318
Cash and cash equivalents - end of year	$4,440	$—	$2,899	$19,891	$—	$27,230

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2015

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$78,260	$77,881	$50,209	$2,013	$(130,103)	$78,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,381	592	12,752	1,015	—	17,740
Gain on sale of asset	—	—	(1,133)	—	—	(1,133)
Deferred income taxes	(192)	2,462	26,795	(143)	—	28,922
Long-term income taxes payable	—	—	2,294	—	—	2,294
Amortization of debt origination costs	—	8,821	—	—	—	8,821
Stock-based compensation costs	6,918	—	—	—	—	6,918
Lease termination costs	—	—	785	—	—	785
Loss on sale or disposal of equipment	—	—	—	321	—	321
Equity in income of subsidiaries	(76,383)	(51,573)	(2,013)	—	129,969	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	473	(294)	5,146	(3,717)	—	1,608
Inventories	—	5,690	8,981	555	134	15,360
Prepaid expenses and other current assets	2,273	(28)	2,631	(212)	—	4,664
Accounts payable	(2,457)	(829)	(16,734)	2,383	—	(17,637)
Accrued liabilities	2,650	1,384	3,560	1,738	—	9,332
Net cash provided by operating activities	14,923	44,106	93,273	3,953	—	156,255

Investing Activities
Purchases of property and equipment	(5,029)	(119)	(739)	(214)	—	(6,101)
Proceeds from divestitures	—	—	18,500	—	—	18,500
Proceeds from sale of asset	—	—	10,000	—	—	10,000
Acquisition of Insight Pharmaceuticals, less cash acquired	—	—	(749,666)	—	—	(749,666)
Acquisition of the Hydralyte brand	—	—	—	(77,991)	—	(77,991)
Intercompany activity, net	—	(809,157)	731,166	77,991	—	—
Net cash (used in) provided by investing activities	(5,029)	(809,276)	9,261	(214)	—	(805,258)

Financing Activities
Term loan borrowings	—	720,000	—	—	—	720,000
Term loan repayments	—	(130,000)	—	—	—	(130,000)
Borrowings under revolving credit agreement	—	124,600	—	—	—	124,600
Repayments under revolving credit agreement	—	(58,500)	—	—	—	(58,500)
Payments of debt origination costs	—	(16,072)	—	—	—	(16,072)
Proceeds from exercise of stock options	3,954	—	—	—	—	3,954
Proceeds from restricted stock exercises	57	—	—	—	—	57
Excess tax benefits from share-based awards	1,330	—	—	—	—	1,330
Fair value of shares surrendered as payment of tax withholding	(2,104)	—	—	—	—	(2,104)
Intercompany activity, net	(26,388)	125,142	(102,534)	3,780	—	—
Net cash provided by (used in) financing activities	(23,151)	765,170	(102,534)	3,780	—	643,265

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,275)	—	(1,275)
(Decrease) increase in cash and cash equivalents	(13,257)	—	—	6,244	—	(7,013)
Cash and cash equivalents - beginning of year	24,644	—	—	3,687	—	28,331
Cash and cash equivalents - end of year	$11,387	$—	$—	$9,931	$—	$21,318

23.    Subsequent Events

Share based compensation:
On May 8, 2017, the Compensation Committee of our Board of Directors granted 35,593 performance share units, 54,269 RSUs and stock options to acquire 180,211 shares of our common stock to certain executive officers and employees under the Plan. Performance share units are earned based on achievement of the Performance Objectives set by the Compensation Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. RSUs vest either 33.3% per year over three years or in their entirety on the three-year anniversary of the date of grant. Upon vesting, both performance share units and RSUs will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $56.11 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested performance share units, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2017.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2017 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 67 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have excluded Fleet from our assessment of internal control over financial reporting as of March 31, 2017, because (i) Fleet was acquired by us in the fourth quarter of 2017 and (ii) Fleet is a wholly-owned subsidiary whose total assets and total revenue represent approximately 3.0% and 4.4%, respectively, of the related consolidated financial statement amounts as of the year ended March 31, 2017. We are currently in the process of evaluating and integrating Fleet's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the quarter ended March 31, 2017 in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2017 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item, including Items 402 (b) and 407 (e)(4) and (e)(5) of Regulation S-K, will be contained in the Company’s 2017 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2017 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2017 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2017 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

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

Prestige Brands Holdings, Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2017
Consolidated Balance Sheets at March 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended March 31, 2017
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2017
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

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer
Date:	May 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 17, 2017
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer	May 17, 2017
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 17, 2017
John E. Byom

/s/ GARY E. COSTLEY	Director	May 17, 2017
Gary E. Costley

/s/ SHEILA A. HOPKINS	Director	May 17, 2017
Sheila A. Hopkins

/s/ CARL J. JOHNSON	Director	May 17, 2017
Carl J. Johnson

/s/ JAMES M. JENNESS	Director	May 17, 2017
James M. Jenness

/s/ NATALE S. RICCIARDI	Director	May 17, 2017
Natale S. Ricciardi

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense	Deductions	Other		Balance at End of Year
Year Ended March 31, 2017
Reserves for sales returns and allowance	$8,823	$41,173	$(41,417)	$850	(a)	$9,429
Reserves for trade promotions	12,641	69,475	(69,713)	2,790	(a)	15,193
Reserves for consumer coupon redemptions	4,323	7,616	(7,745)	420	(a)	4,614
Allowance for doubtful accounts	815	177	360	—		1,352
Deferred tax valuation allowance	—	—	—	3,437	(a)	3,437

Year Ended March 31, 2016
Reserves for sales returns and allowance	6,716	41,217	(40,085)	975	(b)	8,823
Reserves for trade promotions	9,932	62,331	(62,409)	2,787	(b)	12,641
Reserves for consumer coupon redemptions	1,672	6,235	(5,637)	2,053	(b)	4,323
Allowance for doubtful accounts	1,277	(276)	(186)	—		815

Year Ended March 31, 2015
Reserves for sales returns and allowance	7,395	34,598	(35,277)	—		6,716
Reserves for trade promotions	6,101	60,499	(56,668)	—		9,932
Reserves for consumer coupon redemptions	1,742	5,089	(5,159)	—		1,672
Allowance for doubtful accounts	1,035	340	(98)	—		1,277
(a) Reflects the applicable amounts acquired from the purchase of Fleet on January 26, 2017.
(b) Reflects the applicable amounts acquired from the purchase of DenTek on February 5, 2016.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated April 25, 2014, by and among Medtech Products Inc., Insight Pharmaceuticals Corporation, SPC Partners IV, L.P. and the other seller parties thereto (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014).+

2.2
Agreement and Plan of Merger, dated as of December 22, 2016, by and among Medtech Products Inc., AETAGE LLC, C.B. Fleet TopCo, LLC and Gryphon Partners 3.5, L.P. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 2, 2017).+

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

4.4	Form of 5.375% Senior Note due 2021 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2014). +
4.5
Indenture, dated as of February 19, 2016, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 6.375% Senior Notes due 2024 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2016). +

4.6
First Supplemental Indenture, dated as of April 4, 2016, among DenTek Holdings, Inc. and DenTek Oral Care, Inc., as guaranteeing subsidiaries, Prestige Brands, Inc. and U.S. Bank National Association, as Trustee with respect to the 6.375% Senior Notes due 2024 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2016). +

4.7	Form of 6.375% Senior Notes due 2024 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2016). +
10.1
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012). +

10.2
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013). +

10.3
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement (as amended by Amendment No.1, dated as of February 21, 2013), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2015).+

10.4
Amendment No. 3, dated as of May 8, 2015, to the Term Loan Credit Agreement, dated as of January 31, 2012, as amended by Amendment No. 1, dated as of February 21, 2013, and as further amended by Amendment No. 2, dated as of September 3, 2014, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015).+

10.5
Amendment No. 4, dated as of January 26, 2017, to the Term Loan Credit Agreement, dated as of January 31, 2012, as amended by Amendment No. 1, dated as of February 21, 2013, as further amended by Amendment No. 2, dated as of September 3, 2014, and as further amended by Amendment No. 3, dated as of May 8, 2015, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017). +

10.6
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.7
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.8
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.9
Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013).+

10.10
Amendment No. 3, dated as of September 3, 2014, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014). +

10.11
Amendment No. 4, dated as of June 9, 2015, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013, and that certain Incremental Amendment dated as of September 3, 2014), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).+

10.12
Amendment No. 5, dated as of February 4, 2016, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 9, 2016). +

10.13
Amendment No. 6, dated as of January 26, 2017, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017). +

10.14	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012). +
10.15
Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.16
Second Amendment to Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014). +

10.17
Executive Employment Agreement, dated as of August 21, 2006, between the Company and Jean A. Boyko (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006).+@

10.18
Executive Employment Agreement, dated as of October 1, 2007, between the Company and John Parkinson (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008).+@

10.19
Executive Employment Agreement, dated as of April 19, 2010, between the Company and Timothy Connors (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on June 11, 2010).+@

10.20
Executive Employment Agreement, dated as of August 11, 2014, by and between the Company and Thomas Hochuli (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014). +@

10.21
Executive Employment Agreement, dated as of April 22, 2015, by and between the Company and Ronald M. Lombardi (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015). +@

10.22
Executive Employment Agreement, dated as of April 1, 2016, between the Company and Chris Heye (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2016). +@

10.23
Executive Offer Letter dated as of September 12, 2016, by and between the Company and Christine Sacco (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on September 12, 2016). +

10.24
Executive Offer Letter dated as of November 14, 2016, by and between the Company and William C. P'Pool (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 2, 2017).+

10.25
Executive Retirement Agreement, dated as of April 22, 2015, by and between the Company and Matthew M. Mannelly (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015).+@

10.26	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.27	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005). +#
10.28	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.29	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.30	Form of Nonqualified Stock Option Agreement for grants beginning Fiscal 2018. #*
10.31	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2018. #*
10.32	Form of Award Agreement for Performance Units for grants beginning Fiscal 2018. #*
10.33	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.34	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.35
Supply Agreement, dated May 15, 2008, by and between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008).+†

10.36
First Amendment to Supply Agreement, dated as of March 1, 2011, between Fitzpatrick Bros., Inc. and The Spic and Span Company (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2011).+†

10.37
Transitional Manufacturing and Supply Agreement, dated January 31, 2012 between Medtech Products Inc. (“Medtech”) and GlaxoSmithKline Consumer Healthcare L.P. (“GSK”) (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+†

10.38
Amendment No. 1 to Transitional Manufacturing and Supply Agreement, dated as of June 25, 2013 between GSK and Medtech (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2016). +

10.39
Amendment No. 2 to Transitional Manufacturing and Supply Agreement, dated as of November 6, 2015, between GSK and Medtech (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2016). +

10.40
Supply Agreement, dated as of July 1, 2012, among Medtech Products Inc. and Pharmacare Limited T/A Aspen Pharmacare (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

10.41
Supply Agreement, dated as of November 16, 2012, among Medtech Products Inc. and BestSweet Inc. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

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