Form 10-Q
period 2017-06-30
Prestige Brands Holdings, Inc.
filed 2017-08-03
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of July 28, 2017, there were 53,000,170 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2017	2016
Revenues
Net sales	$256,487	$208,770
Other revenues	86	805
Total revenues	256,573	209,575

Cost of Sales
Cost of sales excluding depreciation	111,757	87,984
Cost of sales depreciation	1,340	—
Cost of sales	113,097	87,984
Gross profit	143,476	121,591

Operating Expenses
Advertising and promotion	36,944	27,635
General and administrative	20,336	19,457
Depreciation and amortization	7,167	6,832
Loss on divestitures	—	55,453
Total operating expenses	64,447	109,377
Operating income	79,029	12,214

Other (income) expense
Interest income	(69)	(57)
Interest expense	26,410	21,184
Total other expense	26,341	21,127
Income (loss) before income taxes	52,688	(8,913)
Provision (benefit) for income taxes	18,929	(3,382)
Net income (loss)	$33,759	$(5,531)

Earnings (loss) per share:
Basic	$0.64	$(0.10)
Diluted	$0.63	$(0.10)

Weighted average shares outstanding:
Basic	53,038	52,881
Diluted	53,509	52,881

Comprehensive income (loss), net of tax:
Currency translation adjustments	1,119	(5,824)
Unrecognized net gain on pension plans	1	—
Total other comprehensive (loss) income	1,120	(5,824)
Comprehensive income (loss)	$34,879	$(11,355)
See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,135	$41,855
Accounts receivable, net of allowance of $13,556 and $13,010, respectively	134,725	136,742
Inventories	118,707	115,609
Prepaid expenses and other current assets	30,658	40,228
Total current assets	328,225	334,434

Property, plant and equipment, net	50,469	50,595
Goodwill	615,451	615,252
Intangible assets, net	2,898,273	2,903,613
Other long-term assets	7,143	7,454
Total Assets	$3,899,561	$3,911,348

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$62,738	$70,218
Accrued interest payable	8,414	8,130
Other accrued liabilities	82,465	83,661
Total current liabilities	153,617	162,009

Long-term debt
Principal amount	2,172,000	2,222,000
Less unamortized debt costs	(26,591)	(28,268)
Long-term debt, net	2,145,409	2,193,732

Deferred income tax liabilities	724,545	715,086
Other long-term liabilities	17,443	17,972
Total Liabilities	3,041,014	3,088,799

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,352 shares at June 30, 2017 and 53,287 shares at March 31, 2017	533	533
Additional paid-in capital	460,401	458,255
Treasury stock, at cost - 352 shares at June 30, 2017 and 332 shares at March 31, 2017	(7,621)	(6,594)
Accumulated other comprehensive loss, net of tax	(25,232)	(26,352)
Retained earnings	430,466	396,707
Total Stockholders' Equity	858,547	822,549
Total Liabilities and Stockholders' Equity	$3,899,561	$3,911,348
 See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2017	2016
Operating Activities
Net income (loss)	$33,759	$(5,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,507	6,832
Loss on divestitures	—	55,453
Loss on disposals of property and equipment	490	—
Deferred income taxes	9,225	(9,660)
Amortization of debt origination costs	1,746	2,231
Excess tax benefits from share-based awards	302	550
Stock-based compensation costs	1,713	1,940
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,543	5,151
Inventories	(2,899)	(4,327)
Prepaid expenses and other current assets	9,604	5,697
Accounts payable	(8,024)	(3,401)
Accrued liabilities	(1,558)	(3,634)
Noncurrent assets and liabilities	(287)	—
Net cash provided by operating activities	54,121	51,301

Investing Activities
Purchases of property, plant and equipment	(2,554)	(895)
Acquisition of Fleet escrow payment	970	—
Net cash used in investing activities	(1,584)	(895)

Financing Activities
Term loan repayments	(50,000)	(50,000)
Payments of debt origination costs	—	(9)
Proceeds from exercise of stock options	433	3,405
Fair value of shares surrendered as payment of tax withholding	(1,027)	(1,395)
Net cash used in financing activities	(50,594)	(47,999)

Effects of exchange rate changes on cash and cash equivalents	337	(760)
Increase in cash and cash equivalents	2,280	1,647
Cash and cash equivalents - beginning of period	41,855	27,230
Cash and cash equivalents - end of period	$44,135	$28,877

Interest paid	$24,298	$18,337
Income taxes paid	$2,230	$1,357
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience and club stores in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Condensed Consolidated Financial Statements.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., “2018”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2018.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, stock-based compensation, fair value of debt, sales returns and allowances, trade promotional allowances, inventory obsolescence, the calculation of pension expense in our defined benefit plans, and the recognition of income taxes using an estimated annual effective tax rate.

Reclassification
In accordance with Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), we have reclassified cash flows on our Condensed Consolidated Statements of Cash Flows related to excess tax benefits from a financing activity to an operating activity for all periods presented.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $13.5 million for the three months ended June 30, 2017, and $10.5 million for the three months ended June 30, 2016.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these slotting fee distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

Recently Issued Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted ASU 2017-09 retrospectively effective April 1, 2017, and the adoption did not have a material impact on our Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Financial Statements and whether to early adopt this ASU.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on our Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB Accounting Standards Codification ("ASC") Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-11, effective April 1, 2017, did not have a material impact on our Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance will eliminate industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU will also require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. With the issuance of ASU 2016-08 in March 2016, the FASB clarified the implementation guidance on principals versus agent considerations in FASB ASC 606. In April 2016, the FASB issued ASU 2016-10, which clarified implementation guidance on identifying performance obligations and licensing in FASB ASC 606. Certain narrow aspects of the guidance in FASB ASC 606 were amended with the issuances of ASU 2016-12 in May 2016 and ASU 2016-20 in December 2016. We expect to adopt this guidance when effective using the modified retrospective transition method. We have made substantial progress in completing our review of the impact of this guidance. Our implementation approach includes performing a detailed study of the various types of agreements that we have with our customers and assessing conformance of our current accounting practices with the new standard. We currently do not expect this new guidance to have a material impact on our financial statements, revenue recognition practices, or our internal controls. We continue to monitor additional amendments, clarifications and interpretations issued by the FASB that may affect our current conclusions.

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

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of Fleet's operations been included in our operations commencing on April 1, 2016, based on available information related to Fleet's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Fleet acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

Three Months Ended June 30,
2016
(In thousands, except per share data)	(Unaudited)
Revenues	$260,776
Net income	$(5,930)

Earnings per share:
Basic EPS	$(0.11)
Diluted EPS	$(0.11)

3.    Divestitures

Divestitures
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain businesses. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the businesses until entering into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice, which were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. This transaction met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based on the agreed-upon sales price. As a result, in the first quarter of fiscal 2017, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss on sale of $55.5 million.

4.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2017	March 31, 2017
Components of Inventories, net
Packaging and raw materials	$12,887	$9,984
Work in process	366	369
Finished goods	105,454	105,256
Inventories	$118,707	$115,609

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.9 million and $6.6 million at June 30, 2017 and March 31, 2017, respectively, related to obsolete and slow-moving inventory.

5.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance — March 31, 2017	$576,453	$32,554	$6,245	$615,252
Adjustments	—	—	—	—
Effects of foreign currency exchange rates	—	199	—	199
Balance — June 30, 2017	$576,453	$32,753	$6,245	$615,451

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

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 28, 2017, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2017. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2017, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of June 30, 2017, no events have occurred that would indicate potential impairment of goodwill.

6.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2017	$2,589,155	$441,801	$3,030,956
Effects of foreign currency exchange rates	460	60	520
Balance — June 30, 2017	2,589,615	441,861	3,031,476

Accumulated Amortization
Balance — March 31, 2017	—	127,343	127,343
Additions	—	5,854	5,854
Effects of foreign currency exchange rates	—	6	6
Balance — June 30, 2017	—	133,203	133,203

Intangible assets, net - June 30, 2017	$2,589,615	$308,658	$2,898,273

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

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. We also considered our market capitalization at February 28, 2017, which was the date of our annual impairment review. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2017	March 31, 2017

Accrued marketing costs	$35,284	$29,384
Accrued compensation costs	8,973	15,535
Accrued broker commissions	1,096	1,782
Income taxes payable	38	3,840
Accrued professional fees	2,168	2,412
Deferred rent	482	492
Accrued production costs	6,883	4,580
Accrued lease termination costs	730	843
Income tax related payable	19,000	19,000
Other accrued liabilities	7,811	5,793
	$82,465	$83,661

8.    Long-Term Debt

At June 30, 2017, we had $90.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and a borrowing capacity of $77.4 million.
Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2017	March 31, 2017
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$350,000	$350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-4 Loans bearing interest at our option at either LIBOR plus a margin of 2.75%, with a LIBOR floor of 0.75%, or a base rate plus a margin (with a margin step-down to 2.50%) due on January 26, 2024.	1,332,000	1,382,000
2012 ABL Revolver bearing interest at our option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	90,000	90,000
Total long-term debt (including current portion)	2,172,000	2,222,000
Current portion of long-term debt	—	—
Long-term debt	2,172,000	2,222,000
Less: unamortized debt costs	(26,591)	(28,268)
Long-term debt, net	$2,145,409	$2,193,732

As of June 30, 2017, aggregate future principal payments required in accordance with the terms of the 2012 Term B-4 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2018 (remaining nine months ending March 31, 2018)	$—
2019	—
2020	—
2021	—
2022	490,000
Thereafter	1,682,000
$2,172,000

9.    Fair Value Measurements

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-4 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at June 30, 2017 and March 31, 2017).

	June 30, 2017		March 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$373,188	$350,000	$367,500
2013 Senior Notes	400,000	412,500	400,000	409,000
2012 Term B-4 Loans	1,332,000	1,336,995	1,382,000	1,395,820
2012 ABL Revolver	90,000	90,000	90,000	90,000

At June 30, 2017 and March 31, 2017, we did not have any assets or liabilities measured in Level 1 or 3.

In accordance with ASU 2015-07, investments that are measured at fair value using net asset value ("NAV") per share as a practical expedient have not been classified in the fair value hierarchy.

10.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through June 30, 2017.

During the three months ended June 30, 2017 and 2016, we repurchased 19,616 shares and 24,988 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended June 30, 2017 and 2016 were at an average price of $52.36 and $55.82, respectively. All of the repurchased shares have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
(In thousands)	2017	2017
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(24,981)	$(26,100)
Unrecognized net loss on pension plans	(251)	(252)
Accumulated other comprehensive loss, net of tax	$(25,232)	$(26,352)

As of June 30, 2017 and March 31, 2017, no amounts were reclassified from accumulated other comprehensive income into earnings.

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

	Three Months Ended June 30,
(In thousands, except per share data)	2017	2016
Numerator
Net income (loss)	$33,759	$(5,531)

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	53,038	52,881
Dilutive effect of unvested restricted stock units and options issued to employees and directors	471	—
Denominator for diluted earnings per share	53,509	52,881

Earnings per Common Share:
Basic net earnings (loss) per share	$0.64	$(0.10)

Diluted net earnings (loss) per share	$0.63	$(0.10)

For the three months ended June 30, 2017 and 2016, there were 0.4 million and 0.7 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

13.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units ("RSUs") and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, the stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any fiscal 12-month period from 1.0 million to 2.5 million shares, and extended the term of the Plan by ten years, to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three months ended June 30, 2017 and 2016, pre-tax share-based compensation costs charged against income were $1.7 million and $1.9 million, respectively, and the related income tax benefit recognized was $0.5 million and $0.7 million, respectively.

At June 30, 2017, there were $12.8 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 year.  The total fair value of options and restricted stock units vested during the three months ended June 30, 2017 and 2016 was $4.9 million and $7.0 million, respectively.  For the three months ended June 30, 2017 and 2016, we received cash from the exercise of stock options of $0.4 million and $3.4 million. For the three months ended June 30, 2017 and 2016, we realized $0.9 million and $1.4 million, respectively, in tax benefits from the tax deductions resulting from restricted stock issuances and stock option exercises. At June 30, 2017, there were 2.2 million shares available for issuance under the Plan.

On May 8, 2017, the Compensation Committee of our Board of Directors granted 35,593 performance units, 54,773 RSUs and stock options to acquire 182,823 shares of our common stock to certain executive officers and employees under the Plan. The stock options were granted at an exercise price of $56.11 per share, which is equal to the closing price for our common stock on the date of the grant.
Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three to five years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors vest in their entirety one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, and will be settled by delivery to the director of one share of common stock of the Company for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value of RSUs granted during the three months ended June 30, 2017 and 2016 was $56.11 and $57.16, respectively.

A summary of the Company's RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three months ended June 30, 2016
Vested and nonvested at March 31, 2016	467.8	$35.22
Granted	49.4	57.16
Vested and issued	(75.6)	31.36
Forfeited	(76.2)	39.93
Vested and nonvested at June 30, 2016	365.4	38.00
Vested at June 30, 2016	70.2	14.89

Three months ended June 30, 2017
Vested and nonvested at March 31, 2017	350.1	$39.29
Granted	90.4	56.11
Vested and issued	(50.8)	34.28
Forfeited	(2.3)	50.06
Vested and nonvested at June 30, 2017	387.4	43.81
Vested at June 30, 2017	63.7	20.31

Options

The Plan provides that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan. Except in the case of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination of employment, subject to the terms in the Plan.

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

The weighted-average grant-date fair values of the options granted during the three months ended June 30, 2017 and 2016 were $21.20 and $22.26, respectively.

	Three months ended June 30,
	2017	2016
Expected volatility	35.2%	37.8%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three months ended June 30, 2016
Outstanding at March 31, 2016	727.7	$30.70
Granted	224.8	57.18
Exercised	(105.7)	32.20
Forfeited or expired	(45.5)	37.34
Outstanding at June 30, 2016	801.3	37.55	8.0	$14,700
Exercisable at June 30, 2016	386.4	25.20	6.7	$11,669

Three months ended June 30, 2017
Outstanding at March 31, 2017	772.3	$37.70
Granted	182.8	56.11
Exercised	(13.8)	31.35
Forfeited or expired	(5.8)	32.64
Outstanding at June 30, 2017	935.5	41.42	7.7	$12,123
Exercisable at June 30, 2017	527.3	31.95	6.5	$11,305

The aggregate intrinsic value of options exercised in the three months ended June 30, 2017 was $0.3 million.

14.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were 35.9% and 37.9% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended June 30, 2017 was primarily due to tax adjustments on the sale of New Skin in the prior year.

The balance in our uncertain tax liability was $3.7 million at June 30, 2017 and March 31, 2017. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

Period Ended
(In thousands)	June 30, 2017
Interest cost	$629
Expected return on assets	(726)
Net periodic benefit cost (income)	$(97)

We had a net periodic benefit of $0.1 million for the three months ended June 30, 2017.

During the quarter, the Company contributed $0.1 million to the non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2018, we expect to contribute $0.3 million to the non-qualified plan and make no contributions to the qualified plan.

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2018 (Remaining nine months ending March 31, 2018)	4,257
2019	9,082
2020	9,859
2021	9,300
2022	9,300
Thereafter	2,300
$44,098

17.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores.  During the three months ended June 30, 2017 and 2016, approximately 43.2% and 42.3%, respectively, of our total revenues were derived from our five top selling brands.  Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 25.5% and 20.7% of our gross revenues for the three months ended June 30, 2017 and 2016, respectively. Walgreens accounted for approximately 9.1% and 10.3% of gross revenues for the three months ended June 30, 2017 and 2016, respectively. At June 30, 2017, approximately 26.1% and 7.9% of accounts receivable were owed by Walmart and Walgreens, respectively.

We manage product distribution in the continental United States through a third-party distribution center in St. Louis, Missouri.  A serious disruption, such as an earthquake, flood or fire, to the main distribution center could damage our inventories and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time that it takes us to reopen or replace our distribution center.  As a result, any such disruption could have a material adverse effect on our business, sales and profitability.

At June 30, 2017, we had relationships with 116 third-party manufacturers.  Of those, we had long-term contracts with 48 manufacturers that produced items that accounted for approximately 77.2% of gross sales for the three months ended June 30, 2017. At June 30, 2016, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 55 manufacturers that produced items that accounted for approximately 79.7% of gross sales for the nine months ended June 30, 2016. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,815	$20,898	$19,860	$256,573
Cost of sales	86,501	9,950	16,646	113,097
Gross profit	129,314	10,948	3,214	143,476
Advertising and promotion	32,808	3,690	446	36,944
Contribution margin	$96,506	$7,258	$2,768	106,532
Other operating expenses				27,503
Operating income				79,029
Other expense				26,341
Income before income taxes				52,688
Provision for income taxes				18,929
Net income				$33,759
* Intersegment revenues of $1.4 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$172,080	$15,804	$21,691	$209,575
Cost of sales**	64,234	6,948	16,802	87,984
Gross profit	107,846	8,856	4,889	121,591
Advertising and promotion	25,040	2,124	471	27,635
Contribution margin	$82,806	$6,732	$4,418	93,956
Other operating expenses***				81,742
Operating income				12,214
Other expense				21,127
Loss before income taxes				(8,913)
Benefit for income taxes				(3,382)
Net loss				$(5,531)
* Intersegment revenues of $1.2 million were eliminated from the North American OTC Healthcare segment.
**Certain immaterial amounts related to cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the condensed consolidated financial statements for any periods presented.
***Other operating expenses includes a pre-tax loss on sale of assets of $55.5 million recognized for assets held for sale related to Pediacare, New Skin and Fiber Choice. These assets and corresponding contribution margin are included within the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,290	$509	$—	$29,799
Cough & Cold	17,410	4,613	—	22,023
Women's Health	63,145	3,594	—	66,739
Gastrointestinal	30,430	5,733	—	36,163
Eye & Ear Care	25,271	3,055	—	28,326
Dermatologicals	24,131	501	—	24,632
Oral Care	24,892	2,892	—	27,784
Other OTC	1,246	1	—	1,247
Household Cleaning	—	—	19,860	19,860
Total segment revenues	$215,815	$20,898	$19,860	$256,573

	Three Months Ended June 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,126	$527	$—	$28,653
Cough & Cold	17,967	4,392	—	22,359
Women's Health	32,887	936	—	33,823
Gastrointestinal	19,106	4,256	—	23,362
Eye & Ear Care	26,007	2,796	—	28,803
Dermatologicals	22,698	671	—	23,369
Oral Care	23,811	2,217	—	26,028
Other OTC	1,478	9	—	1,487
Household Cleaning	—	—	21,691	21,691
Total segment revenues	$172,080	$15,804	$21,691	$209,575

During the three months ended June 30, 2017 and 2016, approximately 87.7% and 87.5%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended June 30, 2017, our Canada and Australia sales accounted for approximately 3.8% and 4.1%, respectively, of our total segment revenues, while during the three months ended June 30, 2016, approximately 4.7% and 5.0%, respectively, of our total segment revenues were attributable to sales to Canada and Australia.

At June 30, 2017 and March 31, 2017, approximately 96.5% of our consolidated goodwill and intangible assets were located in the United States and approximately 3.5% were located in Australia, the United Kingdom and Singapore. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

June 30, 2017 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$576,453	$32,753	$6,245	$615,451

Intangible assets
Indefinite-lived	2,404,336	84,018	101,261	2,589,615
Finite-lived, net	281,784	6,376	20,498	308,658
Intangible assets, net	2,686,120	90,394	121,759	2,898,273
Total	$3,262,573	$123,147	$128,004	$3,513,724

March 31, 2017 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$576,453	$32,554	$6,245	$615,252

Intangible assets
Indefinite-lived	2,404,336	83,558	101,261	2,589,155
Finite-lived, net	287,056	6,468	20,934	314,458
Intangible assets, net	2,691,392	90,026	122,195	2,903,613
Total	$3,267,845	$122,580	$128,440	$3,518,865

19.    Condensed Consolidating Financial Statements

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

Presented below are supplemental Condensed Consolidating Balance Sheets as of June 30, 2017 and March 31, 2017, Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended June 30, 2017 and 2016, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2017 and 2016. Such consolidating information includes separate columns for:

a)  Prestige Brands Holdings, Inc., the parent,
b)  Prestige Brands, Inc., the Issuer or the Borrower,
c)  Combined Subsidiary Guarantors,
d)  Combined Non-Guarantor Subsidiaries, and
e)  Elimination entries necessary to consolidate the Company and all of its subsidiaries.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in our 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q.

In the second quarter of fiscal 2017, the Company determined that it had incorrectly recorded certain intercompany transactions relating to the first quarter of fiscal 2017 in the condensed consolidating financial statements. This resulted in an overstatement of equity in earnings of subsidiaries for Prestige Brands, Inc. of $44.6 million and a net understatement of equity in earnings of subsidiaries for the eliminations of $44.6 million for the three months ended June 30, 2016. This item also resulted in corresponding adjustments to the investments in subsidiaries on the condensed consolidating balance sheet as of June 30, 2016 and adjustments to net income (loss) and equity in income of subsidiaries in the condensed consolidating statement of cash flows, although net cash provided by (used in) operating activities for the three months ended June 30, 2016 remained unchanged. These errors had no impact to the Company's consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows.

The Company assessed the materiality of these errors on the previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to the condensed consolidated financial statements for the three months ended June 30, 2016. The Company appropriately reflected the intercompany transactions in the condensed consolidating financial statements for the six months ended September 30, 2016, and we revised the comparative presentation of the condensed consolidating financial statements for the period ended June 30, 2016 below.

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$26,683	$212,912	$18,321	$(1,429)	$256,487
Other revenues	—	63	248	517	(742)	86
Total revenues	—	26,746	213,160	18,838	(2,171)	256,573

Cost of Sales
Cost of sales excluding depreciation	—	11,021	94,783	8,559	(2,606)	111,757
Cost of sales depreciation	—	—	1,340	—	—	1,340
Cost of sales	—	11,021	96,123	8,559	(2,606)	113,097
Gross profit	—	15,725	117,037	10,279	435	143,476

Operating Expenses
Advertising and promotion	—	4,270	29,029	3,645	—	36,944
General and administrative	1,186	2,703	14,421	2,026	—	20,336
Depreciation and amortization	813	166	5,945	243	—	7,167
Total operating expenses	1,999	7,139	49,395	5,914	—	64,447
Operating income (loss)	(1,999)	8,586	67,642	4,365	435	79,029

Other (income) expense
Interest income	(11,886)	(21,117)	(1,385)	(998)	35,317	(69)
Interest expense	8,374	26,408	25,560	1,385	(35,317)	26,410
Equity in (income) loss of subsidiaries	(33,265)	(31,754)	(3,136)	—	68,155	—
Total other expense (income)	(36,777)	(26,463)	21,039	387	68,155	26,341
Income (loss) before income taxes	34,778	35,049	46,603	3,978	(67,720)	52,688
Provision for income taxes	1,019	1,203	15,865	842	—	18,929
Net income (loss)	$33,759	$33,846	$30,738	$3,136	$(67,720)	$33,759

Comprehensive income (loss), net of tax:
Currency translation adjustments	1,119	1,119	1,119	1,119	(3,357)	1,119
Unrecognized net gain (loss) on pension plans	1	1	1	—	(2)	1
Total other comprehensive income (loss)	1,120	1,120	1,120	1,119	(3,359)	1,120
Comprehensive income (loss)	$34,879	$34,966	$31,858	$4,255	$(71,079)	$34,879

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended June 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$27,959	$168,205	$13,826	$(1,220)	$208,770
Other revenues	—	75	801	486	(557)	805
Total revenues	—	28,034	169,006	14,312	(1,777)	209,575

Cost of Sales
Cost of sales	—	12,086	71,462	6,000	(1,564)	87,984
Gross profit	—	15,948	97,544	8,312	(213)	121,591

Operating Expenses
Advertising and promotion	—	4,745	20,804	2,086	—	27,635
General and administrative	1,937	2,188	14,314	1,018	—	19,457
Depreciation and amortization	920	151	5,633	128	—	6,832
Loss on divestitures	—	—	55,453	—	—	55,453
Total operating expenses	2,857	7,084	96,204	3,232	—	109,377
Operating income (loss)	(2,857)	8,864	1,340	5,080	(213)	12,214

Other (income) expense
Interest income	(11,967)	(21,262)	(1,274)	(159)	34,605	(57)
Interest expense	8,440	21,174	24,901	1,274	(34,605)	21,184
Equity in (income) loss of subsidiaries	5,738	13,259	(3,076)	—	(15,921)	—
Total other (income) expense	2,211	13,171	20,551	1,115	(15,921)	21,127
(Loss) income before income taxes	(5,068)	(4,307)	(19,211)	3,965	15,708	(8,913)
(Benefit) provision for income taxes	463	3,178	(7,912)	889	—	(3,382)
Net (loss) income	$(5,531)	$(7,485)	$(11,299)	$3,076	$15,708	$(5,531)

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(5,824)	(5,824)	(5,824)	(5,824)	17,472	(5,824)
Total other comprehensive (loss) income	(5,824)	(5,824)	(5,824)	(5,824)	17,472	(5,824)
Comprehensive (loss) income	$(11,355)	$(13,309)	$(17,123)	$(2,748)	$33,180	$(11,355)

Condensed Consolidating Balance Sheet
June 30, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,176	$—	$4,467	$33,492	$—	$44,135
Accounts receivable, net	—	12,684	106,028	16,013	—	134,725
Inventories	—	16,399	92,857	9,979	(528)	118,707
Prepaid expenses and other current assets	6,295	848	21,921	1,594	—	30,658
Total current assets	12,471	29,931	225,273	61,078	(528)	328,225

Property, plant and equipment, net	7,148	407	42,354	560	—	50,469
Goodwill	—	66,007	516,691	32,753	—	615,451
Intangible assets, net	—	191,119	2,616,653	90,501	—	2,898,273
Other long-term assets	2,500	2,675	1,151	817	—	7,143
Intercompany receivables	1,524,730	2,434,924	2,020,627	195,602	(6,175,883)	—
Investment in subsidiary	1,742,236	2,430,790	281,433	—	(4,454,459)	—
Total Assets	$3,289,085	$5,155,853	$5,704,182	$381,311	$(10,630,870)	$3,899,561

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,461	$11,247	$45,194	$3,836	$—	$62,738
Accrued interest payable	—	8,414	—	—	—	8,414
Other accrued liabilities	8,076	2,840	65,109	6,440	—	82,465
Total current liabilities	10,537	22,501	110,303	10,276	—	153,617

Long-term debt
Principal amount	—	2,172,000	—	—	—	2,172,000
Less unamortized debt costs	—	(26,591)	—	—	—	(26,591)
Long-term debt, net	—	2,145,409	—	—	—	2,145,409

Deferred income tax liabilities	—	58,206	666,158	181	—	724,545
Other long-term liabilities	—	—	17,382	61	—	17,443
Intercompany payables	2,420,001	1,261,252	2,402,936	91,694	(6,175,883)	—
Total Liabilities	2,430,538	3,487,368	3,196,779	102,212	(6,175,883)	3,041,014

Stockholders' Equity
Common stock	533	—	—	—	—	533
Additional paid-in capital	460,401	1,280,947	2,183,644	269,234	(3,733,825)	460,401
Treasury stock, at cost	(7,621)	—	—	—	—	(7,621)
Accumulated other comprehensive (loss) income, net of tax	(25,232)	(25,232)	(25,232)	(24,980)	75,444	(25,232)
Retained earnings (accumulated deficit)	430,466	412,770	348,991	34,845	(796,606)	430,466
Total Stockholders' Equity	858,547	1,668,485	2,507,403	279,099	(4,454,987)	858,547
Total Liabilities and Stockholders' Equity	$3,289,085	$5,155,853	$5,704,182	$381,311	$(10,630,870)	$3,899,561

Condensed Consolidating Balance Sheet
March 31, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,168	$—	$4,984	$30,703	$—	$41,855
Accounts receivable, net	—	15,787	105,403	15,552	—	136,742
Inventories	—	16,484	89,255	10,833	(963)	115,609
Prepaid expenses and other current assets	15,072	245	23,444	1,467	—	40,228
Total current assets	21,240	32,516	223,086	58,555	(963)	334,434

Property, plant and equipment, net	7,300	439	42,260	596	—	50,595
Goodwill	—	66,007	516,691	32,554	—	615,252
Intangible assets, net	—	191,253	2,622,226	90,134	—	2,903,613
Other long-term assets	2,500	2,774	1,170	1,010	—	7,454
Intercompany receivables	1,510,308	2,477,928	1,832,286	193,609	(6,014,131)	—
Investment in subsidiary	1,708,095	2,397,916	276,933	—	(4,382,944)	—
Total Assets	$3,249,443	$5,168,833	$5,514,652	$376,458	$(10,398,038)	$3,911,348

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,150	$14,576	$49,025	$4,467	$—	$70,218
Accrued interest payable	—	8,130	—	—	—	8,130
Other accrued liabilities	12,905	2,432	59,711	8,613	—	83,661
Total current liabilities	15,055	25,138	108,736	13,080	—	162,009

Long-term debt
Principal amount	—	2,222,000	—	—	—	2,222,000
Less unamortized debt costs	—	(28,268)	—	—	—	(28,268)
Long-term debt, net	—	2,193,732	—	—	—	2,193,732

Deferred income tax liabilities	—	55,945	659,132	9	—	715,086
Other long-term liabilities	—	—	17,920	52	—	17,972
Intercompany payables	2,411,839	1,260,499	2,253,319	88,474	(6,014,131)	—
Total Liabilities	2,426,894	3,535,314	3,039,107	101,615	(6,014,131)	3,088,799

Stockholders' Equity
Common stock	533	—	—	—	—	533
Additional paid-in capital	458,255	1,280,947	2,183,644	269,234	(3,733,825)	458,255
Treasury stock, at cost	(6,594)	—	—	—	—	(6,594)
Accumulated other comprehensive income (loss), net of tax	(26,352)	(26,352)	(26,352)	(26,100)	78,804	(26,352)
Retained earnings (accumulated deficit)	396,707	378,924	318,253	31,709	(728,886)	396,707
Total Stockholders' Equity	822,549	1,633,519	2,475,545	274,843	(4,383,907)	822,549
Total Liabilities and Stockholders' Equity	$3,249,443	$5,168,833	$5,514,652	$376,458	$(10,398,038)	$3,911,348

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2017

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$33,759	$33,846	$30,738	$3,136	$(67,720)	$33,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	813	166	7,285	243	—	8,507
Loss on disposals of property and equipment	—	—	490	—	—	490
Deferred income taxes	—	2,261	7,026	(62)	—	9,225
Amortization of debt origination costs	—	1,746	—	—	—	1,746
Excess tax benefits from share-based awards	302	—	—	—	—	302
Stock-based compensation costs	1,678	—	—	35	—	1,713
Equity in income of subsidiaries	(33,265)	(31,754)	(3,136)	—	68,155	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	2,133	(625)	35	—	1,543
Inventories	—	85	(3,602)	1,053	(435)	(2,899)
Prepaid expenses and other current assets	8,777	(603)	1,523	(93)	—	9,604
Accounts payable	271	(3,329)	(4,250)	(716)	—	(8,024)
Accrued liabilities	(4,674)	692	4,930	(2,506)	—	(1,558)
Noncurrent assets and liabilities	—	—	(287)	—	—	(287)
Net cash provided by operating activities	7,661	5,243	40,092	1,125	—	54,121

Investing Activities
Purchases of property, plant and equipment	(620)	—	(1,890)	(44)	—	(2,554)
Acquisition of Fleet escrow payment	—	970		—	—	970
Net cash used in investing activities	(620)	970	(1,890)	(44)	—	(1,584)

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Proceeds from exercise of stock options	433	—	—	—	—	433
Fair value of shares surrendered as payment of tax withholding	(1,027)	—	—	—	—	(1,027)
Intercompany activity, net	(6,439)	43,787	(38,719)	1,371		—
Net cash (used in) provided by financing activities	(7,033)	(6,213)	(38,719)	1,371	—	(50,594)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	337	—	337
Increase (decrease) in cash and cash equivalents	8	—	(517)	2,789	—	2,280
Cash and cash equivalents - beginning of period	6,168	—	4,984	30,703	—	41,855
Cash and cash equivalents - end of period	$6,176	$—	$4,467	$33,492	$—	$44,135

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2016

(In thousands)	Prestige Brands Holdings, Inc.	Prestige Brands, Inc., the issuer	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(5,531)	$(7,485)	$(11,299)	$3,076	$15,708	$(5,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	920	151	5,633	128	—	6,832
Loss on divestitures	—	—	55,453	—	—	55,453
Deferred income taxes	(9)	385	(10,089)	53	—	(9,660)
Amortization of debt origination costs	—	2,231	—	—	—	2,231
Excess tax benefits from share-based awards	550	—	—	—	—	550
Stock-based compensation costs	1,940	—	—	—	—	1,940
Equity in income of subsidiaries	5,738	13,259	(3,076)	—	(15,921)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1,858	4,800	(1,507)	—	5,151
Inventories	—	(606)	(3,835)	(99)	213	(4,327)
Prepaid expenses and other current assets	6,299	(281)	(697)	376	—	5,697
Accounts payable	(1,556)	(721)	109	(1,233)	—	(3,401)
Accrued liabilities	(4,294)	975	261	(576)	—	(3,634)
Net cash provided by operating activities	4,057	9,766	37,260	218	—	51,301

Investing Activities
Purchases of property, plant and equipment	(225)	(23)	(596)	(51)	—	(895)
Net cash used in investing activities	(225)	(23)	(596)	(51)	—	(895)

Financing Activities
Term loan repayments	—	(50,000)	—	—	—	(50,000)
Payments of debt origination costs	—	(9)	—	—	—	(9)
Proceeds from exercise of stock options	3,405	—	—	—	—	3,405
Fair value of shares surrendered as payment of tax withholding	(1,395)	—	—	—	—	(1,395)
Intercompany activity, net	(4,971)	40,266	(37,285)	1,990	—	—
Net cash (used in) provided by financing activities	(2,961)	(9,743)	(37,285)	1,990	—	(47,999)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(760)	—	(760)
Increase (decrease) in cash and cash equivalents	871	—	(621)	1,397	—	1,647
Cash and cash equivalents - beginning of period	4,440	—	2,899	19,891	—	27,230
Cash and cash equivalents - end of period	$5,311	$—	$2,278	$21,288	$—	$28,877

20.    Subsequent Events

Pursuant to the 2005 Long-Term Equity Incentive Plan, each of the independent members of the Board of Directors received a grant of 2,564 RSUs on August 1, 2017. The RSUs are fully vested upon receipt of the award and will be settled by delivery to the director of one share of common stock of the Company for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and in future reports filed with the Securities and Exchange Commission (the "SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 42 of this Quarterly Report on Form 10-Q.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name over-the-counter ("OTC") healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience, and club stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

The following table provides our unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of Fleet's operations been included in our operations commencing on April 1, 2016, based on available information related to Fleet's operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Fleet acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

Three Months Ended June 30,
2016
(In thousands, except per share data)	(Unaudited)
Revenues	$260,776
Net income	$(5,930)

Earnings per share:
Basic EPS	$(0.11)
Diluted EPS	$(0.11)

Divestitures
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain businesses. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the businesses until entering into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice, which were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. This transaction met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based on the agreed-upon sales price. As a result, in the first quarter of fiscal 2017, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss on sale of $55.5 million.

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2017	%	2016	%	Amount	%
North American OTC Healthcare
Analgesics	$29,290	11.4	$28,126	13.4	$1,164	4.1
Cough & Cold	17,410	6.8	17,967	8.6	(557)	(3.1)
Women's Health	63,145	24.6	32,887	15.7	30,258	92.0
Gastrointestinal	30,430	11.9	19,106	9.1	11,324	59.3
Eye & Ear Care	25,271	9.8	26,007	12.4	(736)	(2.8)
Dermatologicals	24,131	9.4	22,698	10.8	1,433	6.3
Oral Care	24,892	9.7	23,811	11.4	1,081	4.5
Other OTC	1,246	0.5	1,478	0.8	(232)	(15.7)
Total North American OTC Healthcare	215,815	84.1	172,080	82.2	43,735	25.4

International OTC Healthcare
Analgesics	509	0.2	527	0.3	(18)	(3.4)
Cough & Cold	4,613	1.8	4,392	2.1	221	5.0
Women's Health	3,594	1.4	936	0.4	2,658	284.0
Gastrointestinal	5,733	2.3	4,256	2.0	1,477	34.7
Eye & Ear Care	3,055	1.2	2,796	1.3	259	9.3
Dermatologicals	501	0.2	671	0.3	(170)	(25.3)
Oral Care	2,892	1.1	2,217	1.1	675	30.4
Other OTC	1	—	9	—	(8)	(88.9)
Total International OTC Healthcare	20,898	8.2	15,804	7.5	5,094	32.2

Total OTC Healthcare	236,713	92.3	187,884	89.7	48,829	26.0
Household Cleaning	19,860	7.7	21,691	10.3	(1,831)	(8.4)
Total Consolidated	$256,573	100.0	$209,575	100.0	$46,998	22.4

Total segment revenues for the three months ended June 30, 2017 were $256.6 million, an increase of $47.0 million, or 22.4%, versus the three months ended June 30, 2016. The $47.0 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $43.7 million, and the International OTC Healthcare segment, which accounted for $5.1 million, largely due to the acquisition of Fleet. The Fleet brands, acquired in January 2017, accounted for $54.9 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The increase attributable to Fleet revenues was partially offset by a decrease of $11.0 million resulting from the divestiture of certain non-core brands. Excluding the impact of acquisition and divestitures, total segment revenues increased by $3.1 million.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $43.7 million, or 25.4%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016.  The $43.7 million increase was primarily attributable to the acquisition of Fleet, which accounted for $50.6 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $10.1 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $3.2 million.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $5.1 million, or 32.2%, during three months ended June 30, 2017 versus the three months ended June 30, 2016. The $5.1 million increase was primarily attributable to the acquisition of Fleet, which accounted for $4.2 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $0.1 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $1.0 million.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.8 million, or 8.4%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. This decrease was primarily attributable to decreased royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions, which was completed in July 2016.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2017	%	2016*	%	Amount	%
North American OTC Healthcare	$86,501	40.1	$64,234	37.3	$22,267	34.7
International OTC Healthcare	9,950	47.6	6,948	44.0	3,002	43.2
Household Cleaning	16,646	83.8	16,802	77.5	(156)	(0.9)
	$113,097	44.1	$87,984	42.0	$25,113	28.5
(*) Certain immaterial amounts in the prior year period relating to cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the condensed consolidated financial statements for any periods presented.

Cost of sales increased $25.1 million, or 28.5%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenue, cost of sales increased to 44.1% during the three months ended June 30, 2017 from 42.0% during the three months ended June 30, 2016.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $22.3 million, or 34.7%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016.   As a percentage of the North American OTC Healthcare revenues, cost of sales increased to 40.1% during the three months ended June 30, 2017 from 37.3% during the three months ended June 30, 2016. The increase to cost of sales, and cost of sales as a percentage of North American OTC Healthcare revenues, was primarily attributable to the inclusion of Fleet.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $3.0 million, or 43.2%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. As a percentage of the International OTC Healthcare revenues, cost of sales increased to 47.6% during the three months ended June 30, 2017 from 44.0% during the three months ended June 30, 2016. The increase to cost of sales, and cost of sales as a percentage of International OTC Healthcare revenues, was primarily attributable to the inclusion of Fleet.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $0.2 million, or 0.9%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016.  As a percentage of Household Cleaning revenues, cost of sales increased to 83.8% during the three months ended June 30, 2017 from 77.5% during the three months ended June 30, 2016. This increase in cost of sales as a percentage of revenues was primarily attributable to reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions, which was completed in July 2016.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2017	%	2016*	%	Amount	%
North American OTC Healthcare	$129,314	59.9	$107,846	62.7	$21,468	19.9
International OTC Healthcare	10,948	52.4	8,856	56.0	2,092	23.6
Household Cleaning	3,214	16.2	4,889	22.5	(1,675)	(34.3)
	$143,476	55.9	$121,591	58.0	$21,885	18.0
(*) Certain immaterial amounts in the prior year period relating to cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the condensed consolidated financial statements for any periods presented.

Gross profit for the three months ended June 30, 2017 increased $21.9 million, or 18.0%, when compared with the three months ended June 30, 2016.  As a percentage of total revenues, gross profit decreased to 55.9% during the three months ended June 30, 2017 from 58.0% during the three months ended June 30, 2016. The decrease in gross profit as a percentage of revenues was primarily the result of lower gross margins associated with the acquired Fleet brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $21.5 million, or 19.9%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. The increase to gross profit was primarily attributable to the acquisition of Fleet. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 59.9% during the three months ended June 30, 2017 from 62.7% during the three months ended June 30, 2016.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.1 million, or 23.6%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. The increase to gross profit was primarily attributable to the acquisition of Fleet. As a percentage of International OTC Healthcare revenues, gross profit decreased to 52.4% during the three months ended June 30, 2017 from 56.0% during the three months ended June 30, 2016.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $1.7 million, or 34.3%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016.  As a percentage of Household Cleaning revenue, gross profit decreased to 16.2% during the three months ended June 30, 2017 from 22.5% during the three months ended June 30, 2016. The decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions.

Contribution Margin
The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2017	%	2016*	%	Amount	%
North American OTC Healthcare	$96,506	44.7	$82,806	48.1	$13,700	16.5
International OTC Healthcare	7,258	34.7	6,732	42.6	526	7.8
Household Cleaning	2,768	13.9	4,418	20.4	(1,650)	(37.3)
	$106,532	41.5	$93,956	44.8	$12,576	13.4
(*) Certain immaterial amounts in the prior year period relating to cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the condensed consolidated financial statements for any periods presented.

Contribution margin is a non-GAAP financial measure that we use and is useful to investors as a primary measure for period to period comparisons of results, to evaluate our segment performance and compare our performance to that of our competitors. It is defined as gross profit less advertising and promotional expenses. See "Non-GAAP Financial Measure" below. Contribution margin increased $12.6 million, or 13.4%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016.  This contribution margin increase was primarily related to an increase in gross profit, partially offset by higher advertising and promotion expenses related to the acquisition of Fleet in the North American OTC Healthcare Segment.

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $13.7 million, or 16.5%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. The contribution margin increase was primarily the result of higher sales volume and gross profit, partially offset by higher advertising and promotion expenses, all attributable to the Fleet acquisition. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 44.7% during the three months ended June 30, 2017 from 48.1% during the three months ended June 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.5 million, or 7.8%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 34.7% during the three months ended June 30, 2017 from 42.6% during the three months ended June 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $1.7 million, or 37.3%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016.  As a percentage of Household Cleaning revenues, contribution margin decreased to 13.9% during the three months ended June 30, 2017 from 20.4% during the three months ended June 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $20.3 million for the three months ended June 30, 2017 versus $19.5 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily due to an increase in compensation and insurance costs associated with the acquisition of Fleet.

Depreciation and Amortization
Depreciation and amortization expense was $7.2 million and $6.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense was primarily due to higher depreciation expense during the current year period related to the assets acquired as a result of the Fleet acquisition.

Loss on Sale of Assets
Late in the first quarter of fiscal 2017, the Company was approached and discussed the potential to sell certain assets. Prior to these discussions, the Company did not contemplate any divestitures, and the Company did not commit to any course of action to divest any of the assets until entering into an agreement on June 29, 2016 to sell Pediacare, New Skin and Fiber Choice. The carrying value of Pediacare, New Skin and Fiber Choice at June 30, 2016 (including inventory) was $24.1 million, $30.6 million, and $11.4 million, respectively. The purchase price for all three brands combined was $40.0 million plus inventory and included a transition services agreement obligation of the Company to perform certain services on behalf of the buyer for a period of up to six months and an option to the buyer to purchase Dermoplast at a specified earnings multiple as defined in the purchase agreement. The Pediacare, New Skin and Fiber Choice brands were reported under the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively, and all these brands were reported under the North American OTC Healthcare segment. This transaction met the criteria as held for sale, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based on the agreed-upon sales price. As a result, as of June 30, 2016, we recorded the held for sale assets at their estimated fair value and recorded a pre-tax loss on sale of assets of $55.5 million.

Interest Expense
Net interest expense was $26.3 million during the three months ended June 30, 2017 versus $21.1 million during the three months ended June 30, 2016. The increase in net interest expense was primarily attributable to higher borrowings due to the Fleet acquisition. The average indebtedness increased to $2.2 billion during the three months ended June 30, 2017 from $1.6 billion during the three months ended June 30, 2016. The average cost of borrowing decreased to 4.8% for the three months ended June 30, 2017 from 4.9% for the three months ended June 30, 2016.

Income Taxes
The provision for income taxes during the three months ended June 30, 2017 was $18.9 million versus a benefit for income taxes of $3.4 million during the three months ended June 30, 2016.  The effective tax rate during the three months ended June 30, 2017 was 35.9% versus 37.9% during the three months ended June 30, 2016. The decrease in the effective tax rate for the three months ended June 30, 2017 was primarily due to tax adjustments on the sale of New Skin in the prior year. The estimated effective tax rate for the remaining nine months of the fiscal year ending March 31, 2018 is expected to be approximately 36.5%, excluding discrete items that may occur.

Non-GAAP Financial Measure
The following table reconciles contribution margin by segment net income (loss) calculated in accordance with GAAP:

	Three Months Ended June 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,815	$20,898	$19,860	$256,573
Cost of sales	86,501	9,950	16,646	113,097
Gross profit	129,314	10,948	3,214	143,476
Advertising and promotion	32,808	3,690	446	36,944
Contribution margin	$96,506	$7,258	$2,768	106,532
Other operating expenses				27,503
Operating income				79,029
Other expense				26,341
Income before income taxes				52,688
Provision for income taxes				18,929
Net income				$33,759
* Intersegment revenues of $1.4 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$172,080	$15,804	$21,691	$209,575
Cost of sales**	64,234	6,948	16,802	87,984
Gross profit	107,846	8,856	4,889	121,591
Advertising and promotion	25,040	2,124	471	27,635
Contribution margin	$82,806	$6,732	$4,418	$93,956
Other operating expenses***				81,742
Operating income				12,214
Other expense				21,127
Loss before income taxes				(8,913)
Benefit for income taxes				(3,382)
Net loss				$(5,531)
* Intersegment revenues of $1.2 million were eliminated from the North American OTC Healthcare segment.
**Certain immaterial amounts related to cost of sales were reclassified between the International OTC Healthcare segment and the North American OTC Healthcare segment. There were no changes to the condensed consolidated financial statements for any periods presented.
***Other operating expenses includes a pre-tax loss on sale of assets of $55.5 million recognized for assets held for sale related to Pediacare, New Skin and Fiber Choice. These assets and corresponding contribution margin are included within the North American OTC Healthcare segment.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard.

The following table summarizes our cash provided by (used in) operating activities, investing activities and financing activities as reported in our condensed consolidated statements of cash flows in the accompanying Condensed Consolidated Financial Statements.

	Three Months Ended June 30,
(In thousands)	2017	2016
Cash provided by (used in):
Operating Activities	$54,121	$51,301
Investing Activities	(1,584)	(895)
Financing Activities	(50,594)	(47,999)

Operating Activities
Net cash provided by operating activities was $54.1 million for the three months ended June 30, 2017 compared to $51.3 million for the three months ended June 30, 2016. The $2.8 million increase in net cash provided by operating activities was primarily due to an increase in net income of $39.3 million primarily due to a loss on the sale of assets associated with agreements to sell Pediacare, New Skin and Fiber Choice in the prior year period, partially offset by an increase in deferred income taxes.

Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased by $1.1 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily as a result of a decrease in the year-over-year change in inventory of $1.4 million, prepaid expenses and other current assets of $3.9 million, and an increase in accrued liabilities of $2.1 million, partially offset by an increase in accounts receivable of $3.6 million, a decrease in accounts payable of $4.6 million and other changes of $0.3 million.

Investing Activities
Net cash used in investing activities was $1.6 million for the three months ended June 30, 2017 compared to $0.9 million for the three months ended June 30, 2016. The change was due to higher capital expenditures in the current year period.

Financing Activities
Net cash used in financing activities was $50.6 million for the three months ended June 30, 2017 compared to $48.0 million for the three months ended June 30, 2016.  The change was primarily due to a decrease in proceeds from exercise of stock options in the current year period.

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the "Borrower") entered into a new senior secured credit facility, which originally consisted of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. In connection with these loan facilities, we incurred $20.6 million of costs, which were capitalized as deferred financing costs and are being amortized over the terms of the facilities. The 2012 Term Loan is unconditionally guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, we entered into Amendment No. 1 ("Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of the Borrower's existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the then-outstanding 8.125% senior unsecured notes due 2020 and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver.

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
On June 9, 2015, we entered into Amendment No. 4 (“ABL Amendment No. 4”) to the 2012 ABL Revolver. ABL Amendment No. 4 provided for (i) a $35.0 million increase in the accordion feature under the 2012 ABL Revolver, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief, and (iii) extended the maturity date of the 2012 ABL Revolver to June 9, 2020.
In connection with acquisition of DenTek Holdings, Inc. ("DenTek") on February 5, 2016, we entered into Amendment No. 5 (“ABL Amendment No. 5”) to the 2012 ABL Revolver. ABL Amendment No. 5 temporarily suspended certain financial and related reporting covenants in the 2012 ABL Revolver until the earliest of (i) the date that was 60 calendar days following February 4, 2016, (ii) the date upon which certain of DenTek’s assets were included in the Company’s borrowing base under the 2012 ABL Revolver and (iii) the date upon which the Company received net proceeds from an offering of debt securities.

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provides for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan. The Term B-4 loans mature on January 26, 2024.
The 2012 Term Loan, as amended, bears interest at a rate that is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternative base rate plus a margin (with a margin step-down to 2.50% per annum based upon achievement of a specified first lien net leverage ratio). For the three months ended June 30, 2017, the average interest rate on the 2012 Term Loan was 4.3%.
Also on January 26, 2017, we entered into Amendment No. 6 ("ABL Amendment No. 6") to the 2012 ABL Revolver. ABL Amendment No. 6 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver, (ii) an extension of the maturity date of revolving commitments to January 26, 2022, and (iii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility consistent with Term Loan Amendment No. 4. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the three months ended June 30, 2017, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.3%.
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

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “2016 Senior Notes”), pursuant to a purchase agreement, dated February 16, 2016, among the Borrower, the guarantors party thereto and the initial purchasers party thereto. The 2016 Senior Notes are guaranteed by Prestige Brands Holdings, Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company. In connection with the 2016 Senior Notes offering, we incurred $5.5 million of costs, which were capitalized as deferred financing costs and are being amortized over the term of the 2016 Senior Notes.

The 2016 Senior Notes were issued pursuant to an indenture, dated February 19, 2016 (the “Indenture”). The Indenture provides, among other things, that interest will be payable on the 2016 Senior Notes on March 1 and September 1 of each year, beginning on September 1, 2016, until their maturity date of March 1, 2024. The 2016 Senior Notes are senior unsecured obligations of the Borrower.

Redemptions and Restrictions:
At any time prior to December 15, 2016, we had the option to redeem the 2013 Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of notes redeemed, plus an applicable "make-whole premium" calculated as set forth in the indenture governing the 2013 Senior Notes, together with accrued and unpaid interest, if any, to the date of redemption. On or after December 15, 2016, we have the option to redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. In addition, at any time prior to December 15, 2016, we had the option to redeem up to 35% of the aggregate principal amount of the 2013 Senior Notes at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that certain conditions were met. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2013 Senior Notes) the Borrower will be required to make an offer to purchase the 2013 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2013 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We have the option to redeem all or a portion of the 2016 Senior Notes at any time on or after March 1, 2019 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. We may also redeem all or any portion of the 2016 Senior Notes at any time prior to March 1, 2019, at a price equal to 100% of the aggregate principal amount of the notes redeemed, plus a "make-whole premium" calculated as set forth in the Indenture, and accrued and unpaid interest, if any, to the date of redemption. In addition, before March 1, 2019, we may redeem up to 40% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a change of control (as defined in the Indenture), we will be required to make an offer to purchase the 2016 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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

As of June 30, 2017, we had an aggregate of $2,172.0 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$1,332.0 million of borrowings under the Term B-4 Loans; and

•	$90.0 million of borrowings under the 2012 ABL Revolver.

As of June 30, 2017, we had $77.4 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either June 30, 2017 or March 31, 2017 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.75 to 1.0 for the quarter ended June 30, 2017 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 7.50 to 1.0 on September 30, 2017, 7.25 to 1.0 on March 31, 2018 and .25 to 1.0 per quarter until December 31, 2018 and 6.50 to 1.0 thereafter;

•
Have an interest coverage ratio of greater than 2.00 to 1.0 for the quarter ended June 30, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.25 to 1.0 on March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At June 30, 2017, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2018. During the years ended March 31, 2017 and 2016, we made voluntary principal payments against outstanding indebtedness of $175.5 million and $60.0 million, respectively, under the 2012 Term Loan. During the first fiscal quarter of 2018, we made voluntary principal payments of $50.0 million under the 2012 Term Loan. Under Term Loan Amendment No. 3, we were required to make quarterly payments each equal to 0.25% of the aggregate amount of $852.5 million. However, since we entered into Term Loan Amendment No. 4, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $1,427.0 million. Since we have made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three months ended June 30, 2017, a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  Volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Recently Issued Accounting Standards

A description of recently issued accounting standards is included in the notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2017, we had variable rate debt of approximately $1,422.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2017 of approximately $3.7 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2017, approximately 9.7% of our revenues were denominated in currencies other than the U.S. Dollar. During the three months ended June 30, 2016, approximately 11.4% of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2017. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.9 million for the three months ended June 30, 2017 and 10.2% impact on pre-tax income of approximately $0.9 million for the three months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2017.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have excluded Fleet from our assessment of internal control over financial reporting as of June 30, 2017, because (i) Fleet was acquired by us in the fourth quarter of 2017 and (ii) Fleet is a wholly-owned subsidiary whose total assets and total revenue represent approximately 3.4% and 21.4%, respectively, of the related condensed consolidated financial statement amounts as of the three months ended June 30, 2017. We are currently in the process of evaluating and integrating Fleet's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the three months ended June 30, 2017 in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—	—	n/a	n/a
May 1 to May 31, 2017	19,616	$52.36	n/a	n/a
June 1 to June 30, 2017	—	—	n/a	n/a
Total	19,616		n/a	n/a
(a) These purchases were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
The 2017 Annual Meeting of Stockholders of the Company was held on August 1, 2017. The stockholders of the Company voted upon four proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2018 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	48,113,229	836,168	843,700
John E. Byom	48,551,574	397,823	843,700
Gary E. Costley	48,550,692	398,705	843,700
Sheila A. Hopkins	48,839,089	110,308	843,700
James M. Jenness	48,832,282	117,115	843,700
Carl J. Johnson	48,832,273	117,124	843,700
Natale S. Ricciardi	47,205,610	1,743,787	843,700

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2018.

For	Against	Abstentions
49,297,957	409,225	85,915

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
42,500,735	6,359,094	89,568	843,700

Item 4 - Non-binding proposal as to the frequency with which stockholders will vote on a non-binding resolution to approve the compensation of our named executive officers in future years.

1-year	2-years	3-years	Abstentions	Broker Non-Votes
40,601,510	34,431	8,226,135	87,321	843,700

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 3, 2017	By:	/s/ Christine Sacco
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