Form 10-Q
period 2017-09-30
Prestige Brands Holdings, Inc.
filed 2017-11-02
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐ No ☒
As of October 27, 2017, there were 53,038,866 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues
Net sales	$257,930	$215,017	$514,417	$423,787
Other revenues	96	35	182	840
Total revenues	258,026	215,052	514,599	424,627

Cost of Sales
Cost of sales excluding depreciation	112,580	91,087	224,337	179,071
Cost of sales depreciation	1,348	—	2,688	—
Cost of sales	113,928	91,087	227,025	179,071
Gross profit	144,098	123,965	287,574	245,556

Operating Expenses
Advertising and promotion	39,188	28,592	76,132	56,227
General and administrative	21,567	18,795	41,903	38,252
Depreciation and amortization	7,186	6,016	14,353	12,848
(Gain) loss on divestitures	—	(496)	—	54,957
Total operating expenses	67,941	52,907	132,388	162,284
Operating income	76,157	71,058	155,186	83,272

Other (income) expense
Interest income	(85)	(46)	(154)	(103)
Interest expense	26,921	20,876	53,331	42,060
Total other expense	26,836	20,830	53,177	41,957
Income before income taxes	49,321	50,228	102,009	41,315
Provision for income taxes	18,616	18,033	37,545	14,651
Net income	$30,705	$32,195	$64,464	$26,664

Earnings per share:
Basic	$0.58	$0.61	$1.21	$0.50
Diluted	$0.57	$0.60	$1.20	$0.50

Weighted average shares outstanding:
Basic	53,098	52,993	53,068	52,941
Diluted	53,539	53,345	53,524	53,329

Comprehensive income (loss), net of tax:
Currency translation adjustments	2,716	2,703	3,835	(3,121)
Unrecognized net gain on pension plans	—	—	1	—
Total other comprehensive income (loss)	2,716	2,703	3,836	(3,121)
Comprehensive income	$33,421	$34,898	$68,300	$23,543
See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$42,977	$41,855
Accounts receivable, net of allowance of $14,393 and $13,010, respectively	145,422	136,742
Inventories	119,484	115,609
Prepaid expenses and other current assets	23,189	40,228
Total current assets	331,072	334,434

Property, plant and equipment, net	49,570	50,595
Goodwill	620,388	615,252
Intangible assets, net	2,894,140	2,903,613
Other long-term assets	7,023	7,454
Total Assets	$3,902,193	$3,911,348

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$79,258	$70,218
Accrued interest payable	8,333	8,130
Other accrued liabilities	73,131	83,661
Total current liabilities	160,722	162,009

Long-term debt
Principal amount	2,117,000	2,222,000
Less unamortized debt costs	(24,912)	(28,268)
Long-term debt, net	2,092,088	2,193,732

Deferred income tax liabilities	731,684	715,086
Other long-term liabilities	21,733	17,972
Total Liabilities	3,006,227	3,088,799

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,392 shares at September 30, 2017 and 53,287 shares at March 31, 2017	534	533
Additional paid-in capital	464,446	458,255
Treasury stock, at cost - 353 shares at September 30, 2017 and 332 shares at March 31, 2017	(7,669)	(6,594)
Accumulated other comprehensive loss, net of tax	(22,516)	(26,352)
Retained earnings	461,171	396,707
Total Stockholders' Equity	895,966	822,549
Total Liabilities and Stockholders' Equity	$3,902,193	$3,911,348
 See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2017	2016
Operating Activities
Net income	$64,464	$26,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,041	12,848
Loss on divestitures	—	54,957
Loss on disposals of property and equipment	1,461	155
Deferred income taxes	16,321	(10,602)
Amortization of debt origination costs	3,494	5,097
Excess tax benefits from share-based awards	470	800
Stock-based compensation costs	4,726	3,933
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,345)	356
Inventories	(3,409)	(10,663)
Prepaid expenses and other current assets	17,123	10,112
Accounts payable	8,008	820
Accrued liabilities	(11,869)	6,605
Noncurrent assets and liabilities	55	—
Net cash provided by operating activities	108,540	101,082

Investing Activities
Purchases of property, plant and equipment	(4,785)	(1,404)
Acquisition of Fleet escrow payment	970	—
Proceeds from the sales of property, plant and equipment	—	75
Proceeds from sales of intangible assets	—	52,353
Net cash (used in) provided by investing activities	(3,815)	51,024

Financing Activities
Term loan repayments	(105,000)	(130,500)
Borrowings under revolving credit agreement	—	20,000
Repayments under revolving credit agreement	—	(40,000)
Payments of debt origination costs	—	(9)
Proceeds from exercise of stock options	1,466	3,423
Fair value of shares surrendered as payment of tax withholding	(1,075)	(1,395)
Net cash used in financing activities	(104,609)	(148,481)

Effects of exchange rate changes on cash and cash equivalents	1,006	(397)
Increase in cash and cash equivalents	1,122	3,228
Cash and cash equivalents - beginning of period	41,855	27,230
Cash and cash equivalents - end of period	$42,977	$30,458

Interest paid	$49,404	$37,259
Income taxes paid	$9,037	$6,743
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience and club stores in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 8.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., “2018”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2018.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Reclassification
In accordance with Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), we have reclassified cash flows on our Condensed Consolidated Statements of Cash Flows related to excess tax benefits from a financing activity to an operating activity for all periods presented. The impact of the reclassification on our Financial Statements was not material.

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

Cost of Sales
Cost of sales includes product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $15.1 million and $28.6 million for the three and six months ended September 30, 2017, respectively, and $10.9 million and $21.4 million for the three and six months ended September 30, 2016, respectively.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred.  Allowances for distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.  Under these slotting fee distribution arrangements, the retailers allow our products to be placed on the stores' shelves in exchange for such fees.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards and classification on the statement of cash flows. For public business entities, the amendments in this update were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 effective April 1, 2017, and the adoption did not have a material impact on our Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Our adoption of ASU 2015-11, effective April 1, 2017, did not have a material impact on our Financial Statements.

Recently Issued Accounting Pronouncements
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, including new FASB ASC 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance will eliminate industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU will also require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. With the issuance of ASU 2016-08 in March 2016, the FASB clarified the implementation guidance on principals versus agent considerations in FASB ASC 606. In April 2016, the FASB issued ASU 2016-10, which clarified implementation guidance on identifying performance obligations and licensing in FASB ASC 606. Certain narrow aspects of the guidance in FASB ASC 606 were amended with the issuances of ASU 2016-12 in May 2016 and ASU 2016-20 in December 2016. We expect to adopt this guidance when effective using the modified retrospective transition method. We have made substantial progress in completing our review of the impact of this guidance. Our implementation approach includes performing a detailed study of the various types of agreements that we have with our customers and assessing conformance of our current accounting practices with the new standard. We currently do not expect this new guidance to have a material impact on our Financial Statements, revenue recognition practices, or our internal controls. We continue to monitor additional amendments, clarifications and interpretations issued by the FASB that may affect our current conclusions.

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

(In thousands)	January 26, 2017
Cash	$19,884
Accounts receivable	25,293
Inventories	20,812
Prepaid expenses and other current assets	17,024
Property, plant and equipment	38,661
Goodwill	273,058
Intangible assets	747,600
Other long-term assets	1,137
Total assets acquired	1,143,469

Accounts payable	10,412
Accrued expenses	22,895
Deferred income taxes - long term	261,555
Other long term liabilities	24,884
Total liabilities assumed	319,746
Total purchase price	$823,723

Based on this preliminary analysis, we allocated $648.7 million to non-amortizable intangible assets and $98.9 million to amortizable intangible assets. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 18.7 years.

We recorded goodwill of $273.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill is a result of acquiring and retaining workforces and expected synergies from integrating Fleet's operations into the Company's. Goodwill is not deductible for income tax purposes.

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

	Three Months Ended	Six Months Ended
	September 30, 2016	September 30, 2016
(In thousands, except per share data)	(Unaudited)
Revenues	$265,967	$526,743
Net income	$32,358	$26,428

Earnings per share:
Basic EPS	$0.61	$0.50
Diluted EPS	$0.61	$0.50

3.    Divestitures and Sale of License Rights

Divestitures
On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. During the six months ended September 30, 2016, we recorded a pre-tax loss on sale of $56.2 million.

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple, as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option. The sale was completed in December 2016.

Sale of license rights
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our future royalty income was reduced accordingly.

4.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2017	March 31, 2017
Components of Inventories
Packaging and raw materials	$10,770	$9,984
Work in process	210	369
Finished goods	108,504	105,256
Inventories	$119,484	$115,609

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.2 million and $6.6 million at September 30, 2017 and March 31, 2017, respectively, related to obsolete and slow-moving inventory.

5.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance — March 31, 2017	$576,453	$32,554	$6,245	$615,252
Adjustments (a)	4,481	—	—	4,481
Effects of foreign currency exchange rates	—	655	—	655
Balance — September 30, 2017	$580,934	$33,209	$6,245	$620,388
(a) Amount relates to a measurement period adjustment recorded during the three months ended September 30, 2017, associated with our Fleet acquisition.

As discussed in Note 2, on January 26, 2017, we completed the acquisition of Fleet. In connection with this acquisition, we recorded goodwill of $273.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 28, 2017, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2017. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2017, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of September 30, 2017, no events have occurred that would indicate potential impairment of goodwill.

6.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2017	$2,589,155	$441,801	$3,030,956
Effects of foreign currency exchange rates	2,068	156	2,224
Balance — September 30, 2017	2,591,223	441,957	3,033,180

Accumulated Amortization
Balance — March 31, 2017	—	127,343	127,343
Additions	—	11,683	11,683
Effects of foreign currency exchange rates	—	14	14
Balance — September 30, 2017	—	139,040	139,040

Intangible assets, net — September 30, 2017	$2,591,223	$302,917	$2,894,140

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

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. We also considered our market capitalization at February 28, 2017, which was the date of our annual impairment review. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of September 30, 2017, no events have occurred that would indicate potential impairment of intangible assets.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2017	March 31, 2017
Accrued marketing costs	$30,021	$29,384
Accrued compensation costs	8,782	15,535
Accrued broker commissions	1,179	1,782
Income taxes payable	3,005	3,840
Accrued professional fees	2,662	2,412
Accrued production costs	5,215	4,580
Income tax related payable	13,921	19,000
Other accrued liabilities	8,346	7,128
	$73,131	$83,661

8.    Long-Term Debt

At September 30, 2017, we had $90.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $85.0 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2017	March 31, 2017
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$350,000	$350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-4 Loans bearing interest at our option at either LIBOR plus a margin of 2.75%, with a LIBOR floor of 0.75%, or a base rate plus a margin (with a margin step-down to 2.50%) due on January 26, 2024.	1,277,000	1,382,000
2012 ABL Revolver bearing interest at our option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	90,000	90,000
Total long-term debt (including current portion)	2,117,000	2,222,000
Current portion of long-term debt	—	—
Long-term debt	2,117,000	2,222,000
Less: unamortized debt costs	(24,912)	(28,268)
Long-term debt, net	$2,092,088	$2,193,732

As of September 30, 2017, aggregate future principal payments required in accordance with the terms of the 2012 Term B-4 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2018 (remaining six months ending March 31, 2018)	$—
2019	—
2020	—
2021	—
2022	490,000
Thereafter	1,627,000
$2,117,000

9.    Fair Value Measurements

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

FASB ASC 820, Fair Value Measurements, requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants. ASC 820 established market (observable inputs) as the preferred source of fair value, to be followed by the Company's assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs. Based upon the above, the following fair value hierarchy was created:

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-4 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at September 30, 2017 and March 31, 2017).

	September 30, 2017		March 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$375,375	$350,000	$367,500
2013 Senior Notes	400,000	412,000	400,000	409,000
2012 Term B-4 Loans	1,277,000	1,283,385	1,382,000	1,395,820
2012 ABL Revolver	90,000	90,000	90,000	90,000

At September 30, 2017 and March 31, 2017, we did not have any assets or liabilities measured in Level 1 or 3.

In accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), investments that are measured at fair value using net asset value ("NAV") per share as a practical expedient have not been classified in the fair value hierarchy.

10.    Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through September 30, 2017.

During the three months ended September 30, 2017 and 2016, we repurchased 933 shares and 0 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended September 30, 2017 were at an average price of $51.60. During the six months ended September 30, 2017 and 2016, we repurchased 20,549 shares and 24,988 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the six months ended September 30, 2017 and 2016 were at an average price of $52.33 and $55.82, respectively. All of the repurchased shares have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at September 30, 2017 and March 31, 2017:

	September 30,	March 31,
(In thousands)	2017	2017
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(22,265)	$(26,100)
Unrecognized net loss on pension plans	(251)	(252)
Accumulated other comprehensive loss, net of tax	$(22,516)	$(26,352)

As of September 30, 2017 and March 31, 2017, no amounts were reclassified from accumulated other comprehensive income into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator
Net income	$30,705	$32,195	$64,464	$26,664

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	53,098	52,993	53,068	52,941
Dilutive effect of unvested restricted stock units and options issued to employees and directors	441	352	456	388
Denominator for diluted earnings per share	53,539	53,345	53,524	53,329

Earnings per Common Share:
Basic net earnings per share	$0.58	$0.61	$1.21	$0.50

Diluted net earnings per share	$0.57	$0.60	$1.20	$0.50

For the three months ended September 30, 2017 and 2016, there were 0.4 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2017 and 2016, there were 0.4 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

13.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units ("RSUs") and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, our stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, increased the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any fiscal 12-month period from 1.0 million to 2.5 million shares, and extended the term of the Plan by ten years, to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and six months ended September 30, 2017, pre-tax share-based compensation costs charged against income were $3.0 million and $4.7 million, respectively, and the related income tax benefit recognized was $1.0 million and $1.5 million, respectively. During the three and six months ended September 30, 2016, pre-tax share-based compensation costs charged against income were $2.0 million and $3.9 million, respectively, and the related income tax benefit recognized was $0.5 million and $1.2 million, respectively.

At September 30, 2017, there were $10.7 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 year.  The total fair value of options and restricted stock units vested during the six months ended September 30, 2017 and 2016 was $6.7 million and $6.0 million, respectively.  For the six months ended September 30, 2017 and 2016, we received cash from the exercise of stock options of $1.5 million and $3.4 million, respectively. For the six months ended September 30, 2017 and 2016, we realized $1.2 million and $1.7 million, respectively, in tax benefits from the tax deductions resulting from restricted stock issuances and stock option exercises. At September 30, 2017, there were 2.2 million shares available for issuance under the Plan.

On May 8, 2017, the Compensation and Talent Management Committee of our Board of Directors granted 35,593 performance units, 54,773 RSUs and stock options to acquire 182,823 shares of our common stock to certain executive officers and employees under the Plan. The stock options were granted at an exercise price of $56.11 per share, which was equal to the closing price for our common stock on the date of the grant.
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

Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors vest either in their entirety one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, or immediately upon grant, and will be settled by delivery to the director of one share of common stock of the Company for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value of RSUs granted during the six months ended September 30, 2017 and 2016 was $55.61 and $55.65, respectively.

A summary of the Company's RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six months ended September 30, 2016
Vested and nonvested at March 31, 2016	467.8	$35.22
Granted	65.8	55.65
Vested and issued	(92.7)	28.47
Forfeited	(91.0)	41.69
Vested and nonvested at September 30, 2016	349.9	39.16
Vested at September 30, 2016	63.4	20.12

Six months ended September 30, 2017
Vested and nonvested at March 31, 2017	350.1	$39.29
Granted	105.8	55.61
Vested and issued	(53.3)	34.30
Forfeited	(6.7)	49.30
Vested and nonvested at September 30, 2017	395.9	44.15
Vested at September 30, 2017	90.5	29.88

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

The weighted-average grant-date fair values of the options granted during the six months ended September 30, 2017 and 2016 were $21.20 and $21.87, respectively.

	Six months ended September 30,
	2017	2016
Expected volatility	35.2%	37.8%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six months ended September 30, 2016
Outstanding at March 31, 2016	727.7	$30.70
Granted	250.6	56.17
Exercised	(107.1)	31.97
Forfeited or expired	(90.7)	42.56
Outstanding at September 30, 2016	780.5	37.33	7.5	$10,326
Exercisable at September 30, 2016	383.7	25.61	6.5	$8,693

Six months ended September 30, 2017
Outstanding at March 31, 2017	772.3	$37.70
Granted	182.8	56.11
Exercised	(51.0)	28.76
Forfeited or expired	(19.0)	47.57
Outstanding at September 30, 2017	885.1	41.80	7.5	$9,768
Exercisable at September 30, 2017	498.4	32.34	6.3	$9,305

The aggregate intrinsic value of options exercised in the six months ended September 30, 2017 was $1.2 million.

14.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were 37.7% and 35.9% for the three months ended September 30, 2017 and 2016, respectively. The effective rates used in the calculation of income taxes were 36.8% and 35.5% for the six months ended September 30, 2017 and 2016, respectively. The increase in the effective tax rate for the three and six months ended September 30, 2017 was primarily due to state tax increases that occurred during the period.

The balance in our uncertain tax liability was $8.1 million at September 30, 2017 and $3.7 million March 31, 2017. The increase in our uncertain tax liability was related to a measurement period adjustment associated with our Fleet acquisition. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

(In thousands)	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Interest cost	$634	$1,263
Expected return on assets	(725)	(1,451)
Net periodic benefit cost (income)	$(91)	$(188)

During the six months ended September 30, 2017, the Company contributed $0.2 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2018, we expect to contribute an additional $0.2 million to the non-qualified plan and make no contributions to the qualified plan.

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2018 (Remaining six months ending March 31, 2018)	$2,836
2019	9,082
2020	9,859
2021	9,300
2022	9,300
Thereafter	2,300
$42,677

17.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores.  During the three and six months ended September 30, 2017, approximately 40.8% and 42.0%, respectively, of our total revenues were derived from our five top selling brands. During the three and six months ended September 30, 2016, approximately 41.6% and 42.0%, respectively, of our total revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 25.3% and 25.4%, respectively, of our gross revenues for the three and six months ended September 30, 2017. Walgreens accounted for approximately 8.7% and 8.9%, respectively, of gross revenues for the three and six months ended September 30, 2017. Walmart accounted for approximately 21.1% and 20.9%, respectively, of our gross revenues for the three and six months ended September 30, 2016. Walgreens accounted for approximately 10.7% and 10.5%, respectively, of gross revenues for the three and six months ended September 30, 2016. At September 30, 2017, approximately 24.9% and 8.3% of accounts receivable were owed by Walmart and Walgreens, respectively.

We manage product distribution in the continental United States through a third-party distribution center in St. Louis, Missouri.  A serious disruption, such as an earthquake, tornado, flood or fire, to the main distribution center could damage our inventories and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  We could incur significantly higher costs and experience longer lead times associated with the distribution of our products to our customers during the time that it takes us to reopen or replace our distribution center.  As a result, any such disruption could have a material adverse effect on our business, sales and profitability.

At September 30, 2017, we had relationships with 110 third-party manufacturers.  Of those, we had long-term contracts with 45 manufacturers that produced items that accounted for approximately 79.5% of gross sales for the six months ended September 30, 2017. At September 30, 2016, we had relationships with 116 third-party manufacturers.  Of those, we had long-term contracts with 49 manufacturers that produced items that accounted for approximately 78.8% of gross sales for the six months ended September 30, 2016. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,302	$20,957	$21,767	$258,026
Cost of sales	87,184	9,296	17,448	113,928
Gross profit	128,118	11,661	4,319	144,098
Advertising and promotion	35,064	3,593	531	39,188
Contribution margin	$93,054	$8,068	$3,788	104,910
Other operating expenses				28,753
Operating income				76,157
Other expense				26,836
Income before income taxes				49,321
Provision for income taxes				18,616
Net income				$30,705
* Intersegment revenues of $2.3 million were eliminated from the North America OTC Healthcare segment.

	Six Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$431,117	$41,855	$41,627	$514,599
Cost of sales	173,685	19,246	34,094	227,025
Gross profit	257,432	22,609	7,533	287,574
Advertising and promotion	67,872	7,283	977	76,132
Contribution margin	$189,560	$15,326	$6,556	211,442
Other operating expenses				56,256
Operating income				155,186
Other expense				53,177
Income before income taxes				102,009
Provision for income taxes				37,545
Net income				$64,464
* Intersegment revenues of $3.7 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$172,447	$18,804	$23,801	$215,052
Cost of sales	65,402	7,096	18,589	91,087
Gross profit	107,045	11,708	5,212	123,965
Advertising and promotion	24,811	3,244	537	28,592
Contribution margin	$82,234	$8,464	$4,675	95,373
Other operating expenses**				24,315
Operating income				71,058
Other expense				20,830
Income before income taxes				50,228
Provision for income taxes				18,033
Net income				$32,195
* Intersegment revenues of $0.1 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the three months ended September 30, 2016 includes a pre-tax loss on sale of assets of $0.7 million related to Pediacare, New Skin, and Fiber Choice and a pre-tax gain on sale of assets of $1.2 million associated with the sale of license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax loss on sale of assets related to Pediacare, New Skin, and Fiber Choice are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet are included in the Household Cleaning segment.

	Six Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$344,527	$34,608	$45,492	$424,627
Cost of sales	129,636	14,044	35,391	179,071
Gross profit	214,891	20,564	10,101	245,556
Advertising and promotion	49,851	5,368	1,008	56,227
Contribution margin	$165,040	$15,196	$9,093	189,329
Other operating expenses**				106,057
Operating income				83,272
Other expense				41,957
Income before income taxes				41,315
Provision for income taxes				14,651
Net income				$26,664
* Intersegment revenues of $1.4 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the six months ended September 30, 2016 includes a pre-tax loss on sale of assets of $56.2 million related to Pediacare, New Skin, and Fiber Choice and a pre-tax gain on sale of assets of $1.2 million associated with the sale of license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax loss on sale of assets related to Pediacare, New Skin, and Fiber Choice are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet are included in the Household Cleaning segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,348	$40	$—	$29,388
Cough & Cold	21,567	4,659	—	26,226
Women's Health	61,436	1,906	—	63,342
Gastrointestinal	28,323	8,139	—	36,462
Eye & Ear Care	22,535	2,590	—	25,125
Dermatologicals	25,821	524	—	26,345
Oral Care	24,990	3,097	—	28,087
Other OTC	1,282	2	—	1,284
Household Cleaning	—	—	21,767	21,767
Total segment revenues	$215,302	$20,957	$21,767	$258,026

	Six Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$58,638	$549	$—	$59,187
Cough & Cold	38,977	9,272	—	48,249
Women's Health	124,581	5,500	—	130,081
Gastrointestinal	58,753	13,872	—	72,625
Eye & Ear Care	47,806	5,645	—	53,451
Dermatologicals	49,952	1,025	—	50,977
Oral Care	49,882	5,989	—	55,871
Other OTC	2,528	3	—	2,531
Household Cleaning	—	—	41,627	41,627
Total segment revenues	$431,117	$41,855	$41,627	$514,599

	Three Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,993	$544	$—	$30,537
Cough & Cold	21,106	5,160	—	26,266
Women's Health	33,268	635	—	33,903
Gastrointestinal	16,280	6,088	—	22,368
Eye & Ear Care	22,934	2,989	—	25,923
Dermatologicals	22,952	567	—	23,519
Oral Care	24,368	2,820	—	27,188
Other OTC	1,546	1	—	1,547
Household Cleaning	—	—	23,801	23,801
Total segment revenues	$172,447	$18,804	$23,801	$215,052

	Six Months Ended September 30, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$58,119	$1,071	$—	$59,190
Cough & Cold	39,073	9,552	—	48,625
Women's Health	66,155	1,571	—	67,726
Gastrointestinal	35,386	10,344	—	45,730
Eye & Ear Care	48,941	5,785	—	54,726
Dermatologicals	45,650	1,238	—	46,888
Oral Care	48,179	5,037	—	53,216
Other OTC	3,024	10	—	3,034
Household Cleaning	—	—	45,492	45,492
Total segment revenues	$344,527	$34,608	$45,492	$424,627

During the three months ended September 30, 2017 and 2016, approximately 87.3% and 85.8%, respectively, of our total segment revenues were from customers in the United States. During the six months ended September 30, 2017 and 2016, approximately 87.5% and 86.7%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended September 30, 2017, our Canada and Australia sales accounted for approximately 4.5% and 4.5%, respectively, of our total segment revenues, while during the three months ended September 30, 2016, our Canada and Australia sales accounted for approximately 5.4% and 5.9%, respectively, of our total segment revenues. During the six months ended September 30, 2017, our Canada and Australia sales accounted for approximately 4.2% and 4.3%, respectively, of our total segment revenues, while during the six months ended September 30, 2016, our Canada and Australia sales accounted for approximately 5.1% and 5.5%, respectively, of our total segment revenues.

At September 30, 2017 and March 31, 2017, approximately 96.4% of our consolidated goodwill and intangible assets were located in the United States and approximately 3.6% were located in Australia, the United Kingdom and Singapore. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

September 30, 2017 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$580,934	$33,209	$6,245	$620,388

Intangible assets
Indefinite-lived	2,404,336	85,626	101,261	2,591,223
Finite-lived, net	276,512	6,343	20,062	302,917
Intangible assets, net	2,680,848	91,969	121,323	2,894,140
Total	$3,261,782	$125,178	$127,568	$3,514,528

March 31, 2017 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$576,453	$32,554	$6,245	$615,252

Intangible assets
Indefinite-lived	2,404,336	83,558	101,261	2,589,155
Finite-lived, net	287,056	6,468	20,934	314,458
Intangible assets, net	2,691,392	90,026	122,195	2,903,613
Total	$3,267,845	$122,580	$128,440	$3,518,865

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 38 of this Quarterly Report on Form 10-Q.

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

	Three Months Ended	Six Months Ended
	September 30, 2016	September 30, 2016
(In thousands, except per share data)	(Unaudited)
Revenues	$265,967	$526,743
Net income	$32,358	$26,428

Earnings per share:
Basic EPS	$0.61	$0.50
Diluted EPS	$0.61	$0.50

Divestitures and Sale of License Rights

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. During the six months ended September 30, 2016, we recorded a pre-tax loss on sale of $56.2 million.

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple, as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option. The sale was completed in December 2016.

Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our future royalty income was reduced accordingly.

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2017	%	2016	%	Amount	%
North American OTC Healthcare
Analgesics	$29,348	11.4	$29,993	13.9	$(645)	(2.2)
Cough & Cold	21,567	8.4	21,106	9.8	461	2.2
Women's Health	61,436	23.8	33,268	15.5	28,168	84.7
Gastrointestinal	28,323	11.0	16,280	7.6	12,043	74.0
Eye & Ear Care	22,535	8.7	22,934	10.7	(399)	(1.7)
Dermatologicals	25,821	10.0	22,952	10.7	2,869	12.5
Oral Care	24,990	9.7	24,368	11.3	622	2.6
Other OTC	1,282	0.5	1,546	0.7	(264)	(17.1)
Total North American OTC Healthcare	215,302	83.5	172,447	80.2	42,855	24.9

International OTC Healthcare
Analgesics	40	—	544	0.2	(504)	(92.6)
Cough & Cold	4,659	1.8	5,160	2.4	(501)	(9.7)
Women's Health	1,906	0.7	635	0.3	1,271	200.2
Gastrointestinal	8,139	3.2	6,088	2.8	2,051	33.7
Eye & Ear Care	2,590	1.0	2,989	1.4	(399)	(13.3)
Dermatologicals	524	0.2	567	0.3	(43)	(7.6)
Oral Care	3,097	1.2	2,820	1.3	277	9.8
Other OTC	2	—	1	—	1	100.0
Total International OTC Healthcare	20,957	8.1	18,804	8.7	2,153	11.4

Total OTC Healthcare	236,259	91.6	191,251	88.9	45,008	23.5
Household Cleaning	21,767	8.4	23,801	11.1	(2,034)	(8.5)
Total Consolidated	$258,026	100.0	$215,052	100.0	$42,974	20.0

Total segment revenues for the three months ended September 30, 2017 were $258.0 million, an increase of $43.0 million, or 20.0%, versus the three months ended September 30, 2016. The $43.0 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $42.9 million, and the International OTC Healthcare segment, which accounted for $2.2 million, largely due to the acquisition of Fleet. The Fleet brands, acquired in January 2017, accounted for $51.7 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The increase attributable to Fleet revenues was partially offset by a decrease of $5.9 million resulting from the divestiture of certain non-core brands. Excluding the impact of the acquisition and divestitures, total segment revenues decreased by $2.8 million.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $42.9 million, or 24.9%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016.  The $42.9 million increase was primarily attributable to the acquisition of Fleet, which accounted for $48.9 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $5.8 million in revenues resulting from the divestiture of certain non-core brands, revenues decreased by $0.2 million due to increased in transit shipments at the end of September 2017.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.2 million, or 11.4%, during three months ended September 30, 2017 versus the three months ended September 30, 2016. The $2.2 million increase was primarily attributable to the acquisition of Fleet, which accounted for $2.8 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $0.1 million in revenues resulting from the divestiture of certain non-core brands, revenues decreased by $0.5 million.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $2.0 million, or 8.5%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016. This decrease was primarily attributable to decreased sales related to the Comet brand.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2017	%	2016	%	Amount	%
North American OTC Healthcare	$87,184	40.5	$65,402	37.9	$21,782	33.3
International OTC Healthcare	9,296	44.4	7,096	37.7	2,200	31.0
Household Cleaning	17,448	80.2	18,589	78.1	(1,141)	(6.1)
	$113,928	44.2	$91,087	42.4	$22,841	25.1

Cost of sales increased $22.8 million, or 25.1%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenues, cost of sales increased to 44.2% during the three months ended September 30, 2017 from 42.4% during the three months ended September 30, 2016.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $21.8 million, or 33.3%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016.   As a percentage of the North American OTC Healthcare revenues, cost of sales increased to 40.5% during the three months ended September 30, 2017 from 37.9% during the three months ended September 30, 2016. The increase to cost of sales, and cost of sales as a percentage of North American OTC Healthcare revenues, was primarily attributable to the inclusion of Fleet.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $2.2 million, or 31.0%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016. As a percentage of the International OTC Healthcare revenues, cost of sales increased to 44.4% during the three months ended September 30, 2017 from 37.7% during the three months ended September 30, 2016. The increase to cost of sales, and cost of sales as a percentage of International OTC Healthcare revenues, was primarily attributable to the inclusion of Fleet.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.1 million, or 6.1%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016.  As a percentage of Household Cleaning revenues, cost of sales increased to 80.2% during the three months ended September 30, 2017 from 78.1% during the three months ended September 30, 2016. This increase in cost of sales as a percentage of revenues was primarily attributable to the impact of product mix within the segment.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2017	%	2016	%	Amount	%
North American OTC Healthcare	$128,118	59.5	$107,045	62.1	$21,073	19.7
International OTC Healthcare	11,661	55.6	11,708	62.3	(47)	(0.4)
Household Cleaning	4,319	19.8	5,212	21.9	(893)	(17.1)
	$144,098	55.8	$123,965	57.6	$20,133	16.2

Gross profit for the three months ended September 30, 2017 increased $20.1 million, or 16.2%, when compared with the three months ended September 30, 2016.  As a percentage of total revenues, gross profit decreased to 55.8% during the three months ended September 30, 2017 from 57.6% during the three months ended September 30, 2016. The decrease in gross profit as a percentage of revenues was primarily the result of lower gross margins associated with the acquired Fleet brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $21.1 million, or 19.7%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016. The increase to gross profit was primarily attributable to the acquisition of Fleet. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 59.5% during the three months ended September 30, 2017 from 62.1% during the three months ended September 30, 2016 primarily due to the acquisition of Fleet, which has lower gross margins.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment remained consistent at $11.7 million during the three months ended September 30, 2017 and the three months ended September 30, 2016. As a percentage of International OTC Healthcare revenues, gross profit decreased to 55.6% during the three months ended September 30, 2017 from 62.3% during the three months ended September 30, 2016, primarily attributable to the acquisition of Fleet, which has lower gross margins.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $0.9 million, or 17.1%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016.  As a percentage of Household Cleaning revenue, gross profit decreased to 19.8% during the three months ended September 30, 2017 from 21.9% during the three months ended September 30, 2016. The decrease in gross profit as a percentage of revenues was primarily attributable to the impact of product mix within the segment.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2017	%	2016	%	Amount	%
North American OTC Healthcare	$93,054	43.2	$82,234	47.7	$10,820	13.2
International OTC Healthcare	8,068	38.5	8,464	45.0	(396)	(4.7)
Household Cleaning	3,788	17.4	4,675	19.6	(887)	(19.0)
	$104,910	40.7	$95,373	44.3	$9,537	10.0

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $10.8 million, or 13.2%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016. The contribution margin increase was primarily the result of higher sales volume and gross profit, partially offset by higher advertising and promotion expenses, all attributable to the Fleet acquisition. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 43.2% during the three months ended September 30, 2017 from 47.7% during the three months ended September 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.4 million, or 4.7%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 38.5% during the three months ended September 30, 2017 from 45.0% during the three months ended September 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $0.9 million, or 19.0%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016.  As a percentage of Household Cleaning revenues, contribution margin decreased to 17.4% during the three months ended September 30, 2017 from 19.6% during the three months ended September 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $21.6 million for the three months ended September 30, 2017 versus $18.8 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to an increase in compensation costs associated with the acquisition of Fleet.

Depreciation and Amortization
Depreciation and amortization expense was $7.2 million and $6.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense was primarily due to higher amortization expense during the current year period as a result of the Fleet acquisition.

(Gain) Loss on Sale of Assets
We recorded a net gain on sales of assets of $0.5 million for the three months ended September 30, 2016, which relates to two separate transactions. On July 7, 2016, the Company completed the sale of Pedicare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. As a result, we recorded a preliminary pre-tax loss on sale of assets of $55.5 million in the first quarter of fiscal 2017 and increased the loss by $0.7 million during the three months ended September 30, 2016. The increase in loss recorded in the three months ended September 30, 2016 was more than offset by a pre-tax gain of $1.2 million related to the sale of a royalty license for our Comet brand in certain geographic areas.

Interest Expense
Net interest expense was $26.8 million during the three months ended September 30, 2017 versus $20.8 million during the three months ended September 30, 2016. The increase in net interest expense was primarily attributable to higher borrowings due to the Fleet acquisition. The average indebtedness increased to $2.2 billion during the three months ended September 30, 2017 from $1.5 billion during the three months ended September 30, 2016. The average cost of borrowing decreased to 5.0% for the three months ended September 30, 2017 from 5.5% for the three months ended September 30, 2016.

Income Taxes
The provision for income taxes during the three months ended September 30, 2017 was $18.6 million versus $18.0 million during the three months ended September 30, 2016.  The effective tax rate during the three months ended September 30, 2017 was 37.7% versus 35.9% during the three months ended September 30, 2016. The increase in the effective tax rate for the three months ended September 30, 2017 was primarily due to state tax rate increases. The estimated effective tax rate for the remaining six months of the fiscal year ending March 31, 2018 is expected to be approximately 36.5%, excluding discrete items that may occur.

Results of Operations

Six Months Ended September 30, 2017 compared to the Six Months Ended September 30, 2016

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2017 and 2016.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2017	%	2016	%	Amount	%
North American OTC Healthcare
Analgesics	$58,638	11.4	$58,119	13.7	$519	0.9
Cough & Cold	38,977	7.5	39,073	9.2	(96)	(0.2)
Women's Health	124,581	24.2	66,155	15.6	58,426	88.3
Gastrointestinal	58,753	11.4	35,386	8.3	23,367	66.0
Eye & Ear Care	47,806	9.3	48,941	11.5	(1,135)	(2.3)
Dermatologicals	49,952	9.7	45,650	10.8	4,302	9.4
Oral Care	49,882	9.7	48,179	11.3	1,703	3.5
Other OTC	2,528	0.5	3,024	0.7	(496)	(16.4)
Total North American OTC Healthcare	431,117	83.7	344,527	81.1	86,590	25.1

International OTC Healthcare
Analgesics	549	0.1	1,071	0.3	(522)	(48.7)
Cough & Cold	9,272	1.8	9,552	2.2	(280)	(2.9)
Women's Health	5,500	1.1	1,571	0.4	3,929	250.1
Gastrointestinal	13,872	2.7	10,344	2.4	3,528	34.1
Eye & Ear Care	5,645	1.1	5,785	1.4	(140)	(2.4)
Dermatologicals	1,025	0.2	1,238	0.3	(213)	(17.2)
Oral Care	5,989	1.2	5,037	1.2	952	18.9
Other OTC	3	—	10	—	(7)	(70.0)
Total International OTC Healthcare	41,855	8.2	34,608	8.2	7,247	20.9

Total OTC Healthcare	472,972	91.9	379,135	89.3	93,837	24.8
Household Cleaning	41,627	8.1	45,492	10.7	(3,865)	(8.5)
Total Consolidated	$514,599	100.0	$424,627	100.0	$89,972	21.2

Total segment revenues for the six months ended September 30, 2017 were $514.6 million, an increase of $90.0 million, or 21.2%, versus the six months ended September 30, 2016. The $90.0 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $86.6 million, and the International OTC Healthcare segment, which accounted for $7.2 million, largely due to the acquisition of Fleet. The Fleet brands, acquired in January 2017, accounted for $106.5 million of revenues in the North American OTC Healthcare and International OTC Healthcare segments not included in the comparable period in the prior year. The increase attributable to Fleet revenues was partially offset by a decrease of $17.0 million resulting from the divestiture of certain non-core brands. Excluding the impact of acquisition and divestitures, total segment revenues increased by $0.5 million.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $86.6 million, or 25.1%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016.  The $86.6 million increase was primarily attributable to the acquisition of Fleet, which accounted for $99.5 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $16.0 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $3.1 million.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $7.2 million, or 20.9%, during six months ended September 30, 2017 versus the six months ended September 30, 2016. The $7.2 million increase was primarily attributable to the acquisition of Fleet, which accounted for $7.0 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $0.2 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $0.4 million.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $3.9 million, or 8.5%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. This decrease was primarily attributable to decreased royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions, which was completed in July 2016.

Cost of Sales
The following table presents our cost of sales and cost of sales as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Cost of Sales	2017	%	2016	%	Amount	%
North American OTC Healthcare	$173,685	40.3	$129,636	37.6	$44,049	34.0
International OTC Healthcare	19,246	46.0	14,044	40.6	5,202	37.0
Household Cleaning	34,094	81.9	35,391	77.8	(1,297)	(3.7)
	$227,025	44.1	$179,071	42.2	$47,954	26.8

Cost of sales increased $48.0 million, or 26.8%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. This increase was largely due to an increase in the North American OTC Healthcare segment. As a percentage of total revenues, cost of sales increased to 44.1% during the six months ended September 30, 2017 from 42.2% during the six months ended September 30, 2016.

North American OTC Healthcare Segment
Cost of sales for the North American OTC Healthcare segment increased $44.0 million, or 34.0%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016.   As a percentage of the North American OTC Healthcare revenues, cost of sales increased to 40.3% during the six months ended September 30, 2017 from 37.6% during the six months ended September 30, 2016. The increase to cost of sales, and cost of sales as a percentage of North American OTC Healthcare revenues, was primarily attributable to the inclusion of Fleet.

International OTC Healthcare Segment
Cost of sales for the International OTC Healthcare segment increased $5.2 million, or 37.0%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. As a percentage of the International OTC Healthcare revenues, cost of sales increased to 46.0% during the six months ended September 30, 2017 from 40.6% during the six months ended September 30, 2016. The increase to cost of sales, and cost of sales as a percentage of International OTC Healthcare revenues, was primarily attributable to the inclusion of Fleet.

Household Cleaning Segment
Cost of sales for the Household Cleaning segment decreased $1.3 million, or 3.7%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016.  As a percentage of Household Cleaning revenues, cost of sales increased to 81.9% during the six months ended September 30, 2017 from 77.8% during the six months ended September 30, 2016. This increase in cost of sales as a percentage of revenues was primarily attributable to reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions, which was completed in July 2016.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2017	%	2016	%	Amount	%
North American OTC Healthcare	$257,432	59.7	$214,891	62.4	$42,541	19.8
International OTC Healthcare	22,609	54.0	20,564	59.4	2,045	9.9
Household Cleaning	7,533	18.1	10,101	22.2	(2,568)	(25.4)
	$287,574	55.9	$245,556	57.8	$42,018	17.1

Gross profit for the six months ended September 30, 2017 increased $42.0 million, or 17.1%, when compared with the six months ended September 30, 2016.  As a percentage of total revenues, gross profit decreased to 55.9% during the six months ended September 30, 2017 from 57.8% during the six months ended September 30, 2016. The decrease in gross profit as a percentage of revenues was primarily the result of lower gross margins associated with the acquired Fleet brands.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $42.5 million, or 19.8%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. The increase to gross profit was primarily attributable to the acquisition of Fleet. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 59.7% during the six months ended September 30, 2017 from 62.4% during the six months ended September 30, 2016, primarily due to the acquisition of Fleet, which has lower gross margins.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.0 million, or 9.9%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. The increase to gross profit was primarily attributable to the acquisition of Fleet. As a percentage of International OTC Healthcare revenues, gross profit decreased to 54.0% during the six months ended September 30, 2017 from 59.4% during the six months ended September 30, 2016, primarily due to the acquisition of Fleet, which has lower gross margins.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $2.6 million, or 25.4%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016.  As a percentage of Household Cleaning revenue, gross profit decreased to 18.1% during the six months ended September 30, 2017 from 22.2% during the six months ended September 30, 2016. The decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2017	%	2016	%	Amount	%
North American OTC Healthcare	$189,560	44.0	$165,040	47.9	$24,520	14.9
International OTC Healthcare	15,326	36.6	15,196	43.9	130	0.9
Household Cleaning	6,556	15.7	9,093	20.0	(2,537)	(27.9)
	$211,442	41.1	$189,329	44.6	$22,113	11.7

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $24.5 million, or 14.9%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. The contribution margin increase was primarily the result of higher sales volume and gross profit, partially offset by higher advertising and promotion expenses, all attributable to the Fleet acquisition. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 44.0% during the six months ended September 30, 2017 from 47.9% during the six months ended September 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.1 million, or 0.9%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 36.6% during the six months ended September 30, 2017 from 43.9% during the six months ended September 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $2.5 million, or 27.9%, during the six months ended September 30, 2017 versus the six months ended September 30, 2016.  As a percentage of Household Cleaning revenues, contribution margin decreased to 15.7% during the six months ended September 30, 2017 from 20.0% during the six months ended September 30, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $41.9 million for the six months ended September 30, 2017 versus $38.3 million for the six months ended September 30, 2016. The increase in general and administrative expenses was primarily due to an increase in compensation costs associated with the acquisition of Fleet.

Depreciation and Amortization
Depreciation and amortization expense was $14.4 million and $12.8 million for the six months ended September 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense was primarily due to higher amortization expense during the current year period as a result of the Fleet acquisition.

(Gain) Loss on Sale of Assets
We recorded a net loss on sales of assets of $55.0 million for the six months ended September 30, 2016, which relates to two separate transactions. On July 7, 2016, the Company completed the sale of Pediacare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. As a result, we recorded a pre-tax loss on sale of these assets of $56.2 million for the six months ended September 30, 2016. This loss was slightly reduced by a pre-tax gain of $1.2 million on the sale of a royalty license for our Comet brand in certain geographic areas.

Interest Expense
Net interest expense was $53.2 million during the six months ended September 30, 2017 versus $42.0 million during the six months ended September 30, 2016. The increase in net interest expense was primarily attributable to higher borrowings due to the Fleet acquisition. The average indebtedness increased to $2.2 billion during the six months ended September 30, 2017 from $1.6 billion during the six months ended September 30, 2016. The average cost of borrowing decreased to 4.9% for the six months ended September 30, 2017 from 5.4% from the six months ended September 30, 2016.

Income Taxes
The provision for income taxes during the six months ended September 30, 2017 was $37.5 million versus $14.7 million during the six months ended September 30, 2016.  The effective tax rate during the six months ended September 30, 2017 was 36.8% versus 35.5% during the six months ended September 30, 2016. The increase in the effective tax rate for the six months ended September 30, 2017 was primarily due to state tax rate increases. The estimated effective tax rate for the remaining six months of the fiscal year ending March 31, 2018 is expected to be approximately 36.5%, excluding discrete items that may occur.

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

	Six Months Ended September 30,
(In thousands)	2017	2016
Cash provided by (used in):
Operating Activities	$108,540	$101,082
Investing Activities	(3,815)	51,024
Financing Activities	(104,609)	(148,481)

Operating Activities
Net cash provided by operating activities was $108.5 million for the six months ended September 30, 2017 compared to $101.1 million for the six months ended September 30, 2016. The $7.5 million increase was primarily due to an increase in net income before non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $3.8 million for the six months ended September 30, 2017 compared to net cash provided by investing activities of $51.0 million for the six months ended September 30, 2016. The change was primarily due to proceeds of $52.4 million received in the prior period for the sale of intangible assets.

Financing Activities
Net cash used in financing activities was $104.6 million for the six months ended September 30, 2017 compared to $148.5 million for the six months ended September 30, 2016.  The change was primarily due to higher debt repayments in the prior year.

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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provided for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan. The Term B-4 loans mature on January 26, 2024.
The 2012 Term Loan, as amended, bears interest at a rate that is based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternative base rate plus a margin (with a margin step-down to 2.50% per annum based upon achievement of a specified first lien net leverage ratio). For the six months ended September 30, 2017, the average interest rate on the 2012 Term Loan was 4.4%.

Also on January 26, 2017, we entered into Amendment No. 6 ("ABL Amendment No. 6") to the 2012 ABL Revolver. ABL Amendment No. 6 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver, (ii) an extension of the maturity date of revolving commitments to January 26, 2022, and (iii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility consistent with Term Loan Amendment No. 4. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty. For the six months ended September 30, 2017, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.5%.
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

As of September 30, 2017, we had an aggregate of $2,117.0 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$350.0 million of 6.375% 2016 Senior Notes due 2024;

•	$1,277.0 million of borrowings under the Term B-4 Loans; and

•	$90.0 million of borrowings under the 2012 ABL Revolver.

As of September 30, 2017, we had $85.0 million of an additional borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either September 30, 2017 or March 31, 2017 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.50 to 1.0 for the quarter ended September 30, 2017 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 7.25 to 1.0 on March 31, 2018 and .25 to 1.0 per quarter until December 31, 2018 and 6.50 to 1.0 thereafter;

•
Have an interest coverage ratio of greater than 2.00 to 1.0 for the quarter ended September 30, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.25 to 1.0 on March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the credit agreement.

At September 30, 2017, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2018. During the years ended March 31, 2017 and 2016, we made voluntary principal payments against outstanding indebtedness of $175.5 million and $60.0 million, respectively, under the 2012 Term Loan. During the first half of 2018, we made voluntary principal payments of $105.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 4, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $1,427.0 million. Since we have made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three and six months ended September 30, 2017, a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  Volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.  There were no material changes to our critical accounting policies during the six months ended September 30, 2017.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2017, we had variable rate debt of approximately $1,367.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2017 of approximately $3.5 million and $7.2 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2017, approximately 10.7% and 10.2%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2016, approximately 13.6% and 12.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2017. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.2 million for the three months ended September 30, 2017 and approximately $2.1 million for the six months ended September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2017.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have excluded Fleet from our assessment of internal control over financial reporting as of September 30, 2017, because (i) Fleet was acquired by us in the fourth quarter of 2017 and (ii) Fleet is a wholly-owned subsidiary whose total assets represent approximately 3.6% of the related condensed consolidated financial statement assets as of September 30, 2017 and whose total revenue represent approximately 20.2% and 20.8%, respectively, of the related condensed consolidated financial statement revenue for the three and six months ended September 30, 2017. We are currently in the process of evaluating and integrating Fleet's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the three and six months ended September 30, 2017 in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	—	—	n/a	n/a
August 1 to August 31, 2017	933	$51.60	n/a	n/a
September 1 to September 30, 2017	—	—	n/a	n/a
Total	933		n/a	n/a
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

PRESTIGE BRANDS HOLDINGS, INC.

Date:	November 2, 2017	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

10.1	Second amendment to Lease between GHP 660 LLC, successor-in-interest to RA 660 White Plains Road, LLC, and Prestige Brands, Inc., dated as of September 13, 2017.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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