Form 10-Q
period 2017-12-31
Prestige Brands Holdings, Inc.
filed 2018-02-01
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
Yes ☐ No ☒
As of January 26, 2018, there were 53,038,866 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues
Net sales	$270,522	$216,732	$784,939	$640,519
Other revenues	93	31	275	871
Total revenues	270,615	216,763	785,214	641,390

Cost of Sales
Cost of sales excluding depreciation	121,730	92,216	346,067	271,287
Cost of sales depreciation	1,211	—	3,899	—
Cost of sales	122,941	92,216	349,966	271,287
Gross profit	147,674	124,547	435,248	370,103

Operating Expenses
Advertising and promotion	35,835	30,682	111,967	86,909
General and administrative	21,207	22,131	63,110	60,383
Depreciation and amortization	7,129	5,852	21,482	18,700
(Gain) loss on divestitures	—	(3,405)	—	51,552
Total operating expenses	64,171	55,260	196,559	217,544
Operating income	83,503	69,287	238,689	152,559

Other (income) expense
Interest income	(119)	(46)	(273)	(149)
Interest expense	25,983	18,600	79,314	60,660
Total other expense	25,864	18,554	79,041	60,511
Income before income taxes	57,639	50,733	159,648	92,048
(Benefit) provision for income taxes	(257,154)	19,092	(219,609)	33,743
Net income	$314,793	$31,641	$379,257	$58,305

Earnings per share:
Basic	$5.93	$0.60	$7.14	$1.10
Diluted	$5.88	$0.59	$7.08	$1.09

Weighted average shares outstanding:
Basic	53,129	52,999	53,089	52,960
Diluted	53,543	53,359	53,531	53,339

Comprehensive income (loss), net of tax:
Currency translation adjustments	4,492	(8,736)	8,327	(11,857)
Unrecognized net gain on pension plans	—	—	1	—
Total other comprehensive income (loss)	4,492	(8,736)	8,328	(11,857)
Comprehensive income	$319,285	$22,905	$387,585	$46,448
See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45,376	$41,855
Accounts receivable, net of allowance of $20,603 and $13,010, respectively	150,417	136,742
Inventories	114,894	115,609
Prepaid expenses and other current assets	21,441	40,228
Total current assets	332,128	334,434

Property, plant and equipment, net	51,059	50,595
Goodwill	620,333	615,252
Intangible assets, net	2,887,997	2,903,613
Other long-term assets	6,405	7,454
Total Assets	$3,897,922	$3,911,348

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$59,345	$70,218
Accrued interest payable	8,701	8,130
Other accrued liabilities	83,458	83,661
Total current liabilities	151,504	162,009

Long-term debt
Principal amount	2,077,000	2,222,000
Less unamortized debt costs	(23,731)	(28,268)
Long-term debt, net	2,053,269	2,193,732

Deferred income tax liabilities	454,153	715,086
Other long-term liabilities	21,559	17,972
Total Liabilities	2,680,485	3,088,799

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,392 shares at December 31, 2017 and 53,287 shares at March 31, 2017	534	533
Additional paid-in capital	466,632	458,255
Treasury stock, at cost - 353 shares at December 31, 2017 and 332 shares at March 31, 2017	(7,669)	(6,594)
Accumulated other comprehensive loss, net of tax	(18,024)	(26,352)
Retained earnings	775,964	396,707
Total Stockholders' Equity	1,217,437	822,549
Total Liabilities and Stockholders' Equity	$3,897,922	$3,911,348
 See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2017	2016
Operating Activities
Net income	$379,257	$58,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,381	18,700
Loss on divestitures	—	51,552
Loss on disposals of property and equipment	1,510	255
Deferred income taxes	(256,850)	(12,530)
Amortization of debt origination costs	4,746	6,129
Excess tax benefits from share-based awards	470	800
Stock-based compensation costs	6,912	6,260
Write-off of indemnification asset	704	—
Lease termination costs	214	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,073)	(12,374)
Inventories	1,167	(16,589)
Prepaid expenses and other current assets	18,935	11,149
Accounts payable	(11,036)	7,168
Accrued liabilities	(1,033)	22,323
Pension and deferred compensation contribution	(329)	—
Noncurrent assets and liabilities	(303)	—
Net cash provided by operating activities	155,672	141,148

Investing Activities
Purchases of property, plant and equipment	(9,656)	(1,935)
Acquisition of Fleet escrow payment	970	—
Proceeds from the sales of property, plant and equipment	—	85
Proceeds from divestitures	—	110,717
Proceeds from DenTek working capital arbitration settlement	—	1,419
Net cash (used in) provided by investing activities	(8,686)	110,286

Financing Activities
Term loan repayments	(125,000)	(130,500)
Borrowings under revolving credit agreement	20,000	20,000
Repayments under revolving credit agreement	(40,000)	(105,000)
Payments of debt origination costs	—	(9)
Proceeds from exercise of stock options	1,466	3,444
Fair value of shares surrendered as payment of tax withholding	(1,075)	(1,431)
Net cash used in financing activities	(144,609)	(213,496)

Effects of exchange rate changes on cash and cash equivalents	1,144	(1,879)
Increase in cash and cash equivalents	3,521	36,059
Cash and cash equivalents - beginning of period	41,855	27,230
Cash and cash equivalents - end of period	$45,376	$63,289

Interest paid	$73,779	$54,615
Income taxes paid	$16,861	$25,127
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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., “2018”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2018.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards and classification on the statement of cash flows. For public business entities, the amendments in this update were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 effective April 1, 2017, and the adoption did not have a material impact on our Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Our adoption of ASU 2015-11, effective April 1, 2017, did not have a material impact on our Financial Statements.

Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Financial Statements and whether to early adopt this ASU.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, including new FASB ASC 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance will eliminate industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU will also require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. With the issuance of ASU 2016-08 in March 2016, the FASB clarified the implementation guidance on principals versus agent considerations in FASB ASC 606. In April 2016, the FASB issued ASU 2016-10, which clarified implementation guidance on identifying performance obligations and licensing in FASB ASC 606. Certain narrow aspects of the guidance in FASB ASC 606 were amended with the issuances of ASU 2016-12 in May 2016 and ASU 2016-20 in December 2016. We expect to adopt this guidance when effective using the modified retrospective transition method. Our implementation approach included performing a detailed study of the various types of agreements that we have with our customers and assessing conformance of our current accounting practices with the new standard. We have completed our assessment and contract review under the new guidance and are in the final stages of determining the impact of the new guidance. Currently, it is not expected that the adoption of this new guidance will have a material impact on our Financial Statements, revenue recognition process, or our internal controls. We continue to monitor additional amendments, clarifications and interpretations issued by the FASB that may affect our current conclusions.

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

	Three Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2016
(In thousands, except per share data)	(Unaudited)
Revenues	$273,137	$799,880
Net income	$30,398	$56,826

Earnings per share:
Basic EPS	$0.57	$1.07
Diluted EPS	$0.57	$1.07

3.    Divestitures and Sale of License Rights

Divestitures
On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. During the nine months ended December 31, 2016, we recorded a pre-tax loss on sale of $56.2 million.

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple, as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option. In December 2016, we completed the sales of the Dermoplast brand, and in a separate transaction, the e.p.t brand, for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.9 million.

Sale of license rights
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements, and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our future royalty income was reduced accordingly.

4.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2017	March 31, 2017
Components of Inventories
Packaging and raw materials	$10,459	$9,984
Work in process	246	369
Finished goods	104,189	105,256
Inventories	$114,894	$115,609

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.1 million and $6.6 million at December 31, 2017 and March 31, 2017, respectively, related to obsolete and slow-moving inventory.

5.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance — March 31, 2017	$576,453	$32,554	$6,245	$615,252
Adjustments (a)	4,481	—	—	4,481
Effects of foreign currency exchange rates	—	600	—	600
Balance — December 31, 2017	$580,934	$33,154	$6,245	$620,333
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

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 28, 2017, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2017. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2017, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of December 31, 2017, no events have occurred that would indicate potential impairment of goodwill.

6.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2017	$2,589,155	$441,801	$3,030,956
Effects of foreign currency exchange rates	1,771	151	1,922
Balance — December 31, 2017	2,590,926	441,952	3,032,878

Accumulated Amortization
Balance — March 31, 2017	—	127,343	127,343
Additions	—	17,521	17,521
Effects of foreign currency exchange rates	—	17	17
Balance — December 31, 2017	—	144,881	144,881

Intangible assets, net — December 31, 2017	$2,590,926	$297,071	$2,887,997

As discussed in Note 2, on January 26, 2017, we completed the acquisition of Fleet.  In connection with this acquisition, we allocated $747.6 million to intangible assets based on our analysis.

Amortization expense was $5.8 million and $17.5 million for the three and nine months ended December 31, 2017, respectively, and $4.5 million and $14.4 million for the three and nine months ended December 31, 2016, respectively.  Based on our amortizable intangible assets as of December 31, 2017, amortization expense is expected to be approximately $5.8 million for the remainder of fiscal 2018, $23.4 million  in fiscal 2019, $23.4 million in fiscal 2020, $22.9 million in fiscal 2021, $22.5 million in fiscal 2022 and $22.5 million in fiscal 2023.

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

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. We also considered our market capitalization at February 28, 2017, which was the date of our annual impairment review. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of December 31, 2017, no events have occurred that would indicate potential impairment of intangible assets.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2017	March 31, 2017
Accrued marketing costs	$29,501	$29,384
Accrued compensation costs	8,781	15,535
Accrued broker commissions	1,303	1,782
Income taxes payable	9,186	3,840
Accrued professional fees	2,403	2,412
Accrued production costs	10,212	4,580
Income tax related payable	14,859	19,000
Other accrued liabilities	7,213	7,128
	$83,458	$83,661

8.    Long-Term Debt

At December 31, 2017, we had $70.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $95.9 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2017	March 31, 2017
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$350,000	$350,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-4 Loans bearing interest at our option at either LIBOR plus a margin of 2.75%, with a LIBOR floor of 0.75%, or a base rate plus a margin (with a margin step-down to 2.50%) due on January 26, 2024.	1,257,000	1,382,000
2012 ABL Revolver bearing interest at our option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	70,000	90,000
Total long-term debt (including current portion)	2,077,000	2,222,000
Current portion of long-term debt	—	—
Long-term debt	2,077,000	2,222,000
Less: unamortized debt costs	(23,731)	(28,268)
Long-term debt, net	$2,053,269	$2,193,732

As of December 31, 2017, aggregate future principal payments required in accordance with the terms of the 2012 Term B-4 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2018 (remaining three months ending March 31, 2018)	$—
2019	—
2020	—
2021	—
2022	470,000
Thereafter	1,607,000
$2,077,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-4 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at December 31, 2017 and March 31, 2017).

	December 31, 2017		March 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$350,000	$363,125	$350,000	$367,500
2013 Senior Notes	400,000	406,500	400,000	409,000
2012 Term B-4 Loans	1,257,000	1,266,428	1,382,000	1,395,820
2012 ABL Revolver	70,000	70,000	90,000	90,000

At December 31, 2017 and March 31, 2017, we did not have any assets or liabilities measured in Level 1 or 3.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through December 31, 2017.

During the three months ended December 31, 2017 and 2016, we repurchased 0 shares and 780 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended December 31, 2016 were at an average price of $45.83. During the nine months ended December 31, 2017 and 2016, we repurchased 20,549 shares and 25,768 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the nine months ended December 31, 2017 and 2016 were at an average price of $52.33 and $55.51, respectively. All of the repurchased shares have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at December 31, 2017 and March 31, 2017:

(In thousands)	December 31, 2017	March 31, 2017
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(17,773)	$(26,100)
Unrecognized net loss on pension plans	(251)	(252)
Accumulated other comprehensive loss, net of tax	$(18,024)	$(26,352)

As of December 31, 2017 and March 31, 2017, no amounts were reclassified from accumulated other comprehensive income into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator
Net income	$314,793	$31,641	$379,257	$58,305

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	53,129	52,999	53,089	52,960
Dilutive effect of unvested restricted stock units and options issued to employees and directors	414	360	442	379
Denominator for diluted earnings per share	53,543	53,359	53,531	53,339

Earnings per Common Share:
Basic net earnings per share	$5.93	$0.60	$7.14	$1.10

Diluted net earnings per share	$5.88	$0.59	$7.08	$1.09

For the three months ended December 31, 2017 and 2016, there were 0.5 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2017 and 2016, there were 0.4 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

13.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, restricted stock units ("RSUs") and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, our stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, an increase of the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any fiscal 12-month period from 1.0 million to 2.5 million shares, and an extension of the term of the Plan by ten years, to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three and nine months ended December 31, 2017, pre-tax share-based compensation costs charged against income were $2.2 million and $6.9 million, respectively, and the related income tax recognized was an expense of $0.1 million and a benefit of $1.4 million, respectively. During the three and nine months ended December 31, 2016, pre-tax share-based compensation costs charged against income were $2.4 million and $6.3 million, respectively, and the related income tax benefit recognized was $1.3 million and $2.5 million, respectively.

At December 31, 2017, there were $8.5 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 year.  The total fair value of options and RSUs vested during the nine months ended December 31, 2017 and 2016 was $6.8 million and $6.0 million, respectively.  For the nine months ended December 31, 2017 and 2016, we received cash from the exercise of stock options of $1.5 million and $3.4 million, respectively. For the nine months ended December 31, 2017 and 2016, we realized $1.1 million and $1.8 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At December 31, 2017, there were 2.2 million shares available for issuance under the Plan.

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

Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors vest immediately upon grant, and will be settled by delivery to the director of one share of common stock of the Company for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. The weighted-average grant-date fair value of RSUs granted during the nine months ended December 31, 2017 and 2016 was $55.61 and $55.44, respectively.

A summary of the Company's RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nine Months Ended December 31, 2016
Vested and nonvested at March 31, 2016	467.8	$35.22
Granted	68.4	55.44
Vested and issued	(94.7)	28.51
Forfeited	(91.4)	41.71
Vested and nonvested at December 31, 2016	350.1	39.29
Vested at December 31, 2016	63.4	20.12

Nine Months Ended December 31, 2017
Vested and nonvested at March 31, 2017	350.1	$39.29
Granted	105.8	55.61
Vested and issued	(53.3)	34.30
Forfeited	(8.8)	48.49
Vested and nonvested at December 31, 2017	393.8	44.14
Vested at December 31, 2017	90.5	29.88

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

The weighted-average grant-date fair values of the options granted during the nine months ended December 31, 2017 and 2016 were $21.20 and $21.75, respectively.

	Nine Months Ended December 31,
	2017	2016
Expected volatility	35.2%	37.8%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.2%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2016
Outstanding at March 31, 2016	727.7	$30.70
Granted	264.3	55.86
Exercised	(107.9)	31.91
Forfeited or expired	(92.2)	42.62
Outstanding at December 31, 2016	791.9	37.54	7.4	$12,543
Exercisable at December 31, 2016	387.0	25.70	6.3	$10,217

Nine Months Ended December 31, 2017
Outstanding at March 31, 2017	772.3	$37.70
Granted	182.8	56.11
Exercised	(51.0)	28.76
Forfeited or expired	(22.1)	48.15
Outstanding at December 31, 2017	882.0	41.77	7.2	$7,019
Exercisable at December 31, 2017	502.9	32.50	6.1	$6,884

The aggregate intrinsic value of options exercised in the nine months ended December 31, 2017 was $1.2 million.

14.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain related to the value of our deferred tax liabilities resulting in a net gain of $281.2 million. Additionally, the tax reform legislation subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation which resulted in a charge of $3.0 million during the three months ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were (446.1)% and 37.6% for the three months ended December 31, 2017 and 2016, respectively. The effective rates used in the calculation of income taxes were (137.6)% and 36.7% for the nine months ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three and nine months ended December 31, 2017 was primarily due to the effects of the Tax Act discussed above.

The balance in our uncertain tax liability was $7.7 million at December 31, 2017 and $3.7 million March 31, 2017. The increase in our uncertain tax liability was primarily related to a measurement period adjustment associated with our Fleet acquisition. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

(In thousands)	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Interest cost	$631	$1,894
Expected return on assets	(725)	(2,176)
Net periodic benefit cost (income)	$(94)	$(282)

During the nine months ended December 31, 2017, the Company contributed $0.3 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2018, we expect to contribute an additional $0.1 million to the non-qualified plan and make no contributions to the qualified plan.

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2018 (Remaining three months ending March 31, 2018)	$1,417
2019	9,082
2020	9,859
2021	9,300
2022	9,300
Thereafter	2,300
$41,258

17.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores.  During the three and nine months ended December 31, 2017, approximately 39.9% and 41.2%, respectively, of our total revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2016, approximately 40.4% and 41.4%, respectively, of our total revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues in one or both of the periods presented. Walmart accounted for approximately 21.4% and 24.0%, respectively, of our gross revenues for the three and nine months ended December 31, 2017. Walgreens accounted for approximately 9.2% and 9.0%, respectively, of gross revenues for the three and nine months ended December 31, 2017. Walmart accounted for approximately 20.4% and 20.7%, respectively, of our gross revenues for the three and nine months ended December 31, 2016. Walgreens accounted for approximately 10.0% and 10.3%, respectively, of gross revenues for the three and nine months ended December 31, 2016. At December 31, 2017, approximately 24.1% and 9.3% of accounts receivable were owed by Walmart and Walgreens, respectively.

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

At December 31, 2017, we had relationships with 114 third-party manufacturers.  Of those, we had long-term contracts with 46 manufacturers that produced items that accounted for approximately 74.2% of gross sales for the nine months ended December 31, 2017. At December 31, 2016, we had relationships with 112 third-party manufacturers.  Of those, we had long-term contracts with 48 manufacturers that produced items that accounted for approximately 78.5% of gross sales for the nine months ended December 31, 2016. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$225,695	$25,717	$19,203	$270,615
Cost of sales	95,164	10,511	17,266	122,941
Gross profit	130,531	15,206	1,937	147,674
Advertising and promotion	30,794	4,544	497	35,835
Contribution margin	$99,737	$10,662	$1,440	111,839
Other operating expenses				28,336
Operating income				83,503
Other expense				25,864
Income before income taxes				57,639
Benefit for income taxes				(257,154)
Net income				$314,793
* Intersegment revenues of $1.9 million were eliminated from the North America OTC Healthcare segment.

	Nine Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$656,812	$67,572	$60,830	$785,214
Cost of sales	268,849	29,757	51,360	349,966
Gross profit	387,963	37,815	9,470	435,248
Advertising and promotion	98,666	11,827	1,474	111,967
Contribution margin	$289,297	$25,988	$7,996	323,281
Other operating expenses				84,592
Operating income				238,689
Other expense				79,041
Income before income taxes				159,648
Benefit for income taxes				(219,609)
Net income				$379,257
* Intersegment revenues of $5.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$177,273	$18,459	$21,031	$216,763
Cost of sales	68,378	7,678	16,160	92,216
Gross profit	108,895	10,781	4,871	124,547
Advertising and promotion	26,800	3,502	380	30,682
Contribution margin	$82,095	$7,279	$4,491	93,865
Other operating expenses**				24,578
Operating income				69,287
Other expense				18,554
Income before income taxes				50,733
Provision for income taxes				19,092
Net income				$31,641
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the three months ended December 31, 2016 includes a pre-tax net gain on divestitures of $3.4 million related primarily to e.p.t and Dermoplast. The assets and corresponding contribution margin associated with the pre-tax net gain on these divestitures are included within the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$521,800	$53,067	$66,523	$641,390
Cost of sales	198,014	21,722	51,551	271,287
Gross profit	323,786	31,345	14,972	370,103
Advertising and promotion	76,651	8,870	1,388	86,909
Contribution margin	$247,135	$22,475	$13,584	283,194
Other operating expenses**				130,635
Operating income				152,559
Other expense				60,511
Income before income taxes				92,048
Provision for income taxes				33,743
Net income				$58,305
* Intersegment revenues of $2.2 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the nine months ended December 31, 2016 includes a pre-tax net loss of $51.6 million related to divestitures. These divestitures include Pediacare, New Skin, Fiber Choice, e.p.t and Dermoplast and license rights in certain geographic areas pertaining to Comet. The assets and corresponding contribution margin associated with the pre-tax net loss on divestitures related to Pediacare, New Skin, Fiber Choice, e.p.t and Dermoplast are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet is included in the Household Cleaning segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$31,293	$160	$—	$31,453
Cough & Cold	28,761	4,331	—	33,092
Women's Health	63,107	2,940	—	66,047
Gastrointestinal	29,392	11,251	—	40,643
Eye & Ear Care	21,631	3,205	—	24,836
Dermatologicals	22,736	562	—	23,298
Oral Care	27,144	3,267	—	30,411
Other OTC	1,631	1	—	1,632
Household Cleaning	—	—	19,203	19,203
Total segment revenues	$225,695	$25,717	$19,203	$270,615

	Nine Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$89,931	$709	$—	$90,640
Cough & Cold	67,738	13,603	—	81,341
Women's Health	187,688	8,440	—	196,128
Gastrointestinal	88,145	25,123	—	113,268
Eye & Ear Care	69,437	8,850	—	78,287
Dermatologicals	72,688	1,587	—	74,275
Oral Care	77,026	9,256	—	86,282
Other OTC	4,159	4	—	4,163
Household Cleaning	—	—	60,830	60,830
Total segment revenues	$656,812	$67,572	$60,830	$785,214

	Three Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$32,439	$444	$—	$32,883
Cough & Cold	29,803	4,166	—	33,969
Women's Health	30,896	580	—	31,476
Gastrointestinal	15,109	6,701	—	21,810
Eye & Ear Care	23,571	2,997	—	26,568
Dermatologicals	19,948	479	—	20,427
Oral Care	24,129	3,083	—	27,212
Other OTC	1,378	9	—	1,387
Household Cleaning	—	—	21,031	21,031
Total segment revenues	$177,273	$18,459	$21,031	$216,763

	Nine Months Ended December 31, 2016
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$90,558	$1,515	$—	$92,073
Cough & Cold	68,876	13,718	—	82,594
Women's Health	97,051	2,151	—	99,202
Gastrointestinal	50,495	17,045	—	67,540
Eye & Ear Care	72,512	8,782	—	81,294
Dermatologicals	65,598	1,717	—	67,315
Oral Care	72,308	8,120	—	80,428
Other OTC	4,402	19	—	4,421
Household Cleaning	—	—	66,523	66,523
Total segment revenues	$521,800	$53,067	$66,523	$641,390

During the three months ended December 31, 2017 and 2016, approximately 85.9% and 86.7%, respectively, of our total segment revenues were from customers in the United States. During the nine months ended December 31, 2017 and 2016, approximately 87.0% and 86.7%, respectively, of our total segment revenues were from customers in the United States. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. During the three months ended December 31, 2017, our Canada and Australia sales accounted for approximately 4.5% and 5.5%, respectively, of our total segment revenues, while during the three months ended December 31, 2016, our Canada and Australia sales accounted for approximately 4.7% and 5.3%, respectively, of our total segment revenues. During the nine months ended December 31, 2017, our Canada and Australia sales accounted for approximately 4.3% and 4.7%, respectively, of our total segment revenues, while during the nine months ended December 31, 2016, our Canada and Australia sales accounted for approximately 4.9% and 5.4%, respectively, of our total segment revenues.

At December 31, 2017 and March 31, 2017, approximately 96.4% of our consolidated goodwill and intangible assets were located in the United States and approximately 3.6% were located in Australia, the United Kingdom and Singapore. These consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

December 31, 2017	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$580,934	$33,154	$6,245	$620,333

Intangible assets
Indefinite-lived	2,404,336	85,329	101,261	2,590,926
Finite-lived, net	271,240	6,206	19,625	297,071
Intangible assets, net	2,675,576	91,535	120,886	2,887,997
Total	$3,256,510	$124,689	$127,131	$3,508,330

March 31, 2017	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$576,453	$32,554	$6,245	$615,252

Intangible assets
Indefinite-lived	2,404,336	83,558	101,261	2,589,155
Finite-lived, net	287,056	6,468	20,934	314,458
Intangible assets, net	2,691,392	90,026	122,195	2,903,613
Total	$3,267,845	$122,580	$128,440	$3,518,865

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 36 of this Quarterly Report on Form 10-Q.

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

Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain related to the value of our deferred tax liabilities resulting in a net gain of $281.2 million. Additionally, the tax reform legislation subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $3.0 million during the three months ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

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

	Three Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2016
(In thousands, except per share data)	(Unaudited)
Revenues	$273,137	$799,880
Net income	$30,398	$56,826

Earnings per share:
Basic EPS	$0.57	$1.07
Diluted EPS	$0.57	$1.07

Divestitures and Sale of License Rights

On July 7, 2016, we completed the sale of the Pediacare, New Skin and Fiber Choice brands for $40.0 million plus the cost of inventory. During the nine months ended December 31, 2016, we recorded a pre-tax loss on sale of $56.2 million.

Concurrent with the completion of the sale of these brands, we entered into a transitional services agreement with the buyer, whereby we agreed to provide the buyer with various services, including marketing, operations, finance and other services, from the date of the acquisition through January 7, 2017. We also entered into an option agreement with the buyer to purchase Dermoplast at a specified earnings multiple, as defined in the option agreement. The buyer paid a $1.25 million deposit for this option in September 2016 and later notified us of its election to exercise the option. In December 2016, we completed the sales of the Dermoplast brand, and in a separate transaction, the e.p.t brand, for an aggregate amount of $59.6 million. As a result, we recorded a pre-tax net gain on these divestitures of $3.9 million.

Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We have had royalty agreements for our Comet brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended these agreements, and we sold rights to use of the Comet brand in certain Eastern European countries to a third-party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived trademarks by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our future royalty income was reduced accordingly.

Results of Operations

Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2017	%	2016	%	Amount	%
North American OTC Healthcare
Analgesics	$31,293	11.6	$32,439	15.0	$(1,146)	(3.5)
Cough & Cold	28,761	10.6	29,803	13.7	(1,042)	(3.5)
Women's Health	63,107	23.3	30,896	14.3	32,211	104.3
Gastrointestinal	29,392	10.9	15,109	7.0	14,283	94.5
Eye & Ear Care	21,631	8.0	23,571	10.9	(1,940)	(8.2)
Dermatologicals	22,736	8.4	19,948	9.2	2,788	14.0
Oral Care	27,144	10.0	24,129	11.1	3,015	12.5
Other OTC	1,631	0.6	1,378	0.6	253	18.4
Total North American OTC Healthcare	225,695	83.4	177,273	81.8	48,422	27.3

International OTC Healthcare
Analgesics	160	0.1	444	0.2	(284)	(64.0)
Cough & Cold	4,331	1.6	4,166	1.9	165	4.0
Women's Health	2,940	1.1	580	0.3	2,360	406.9
Gastrointestinal	11,251	4.1	6,701	3.1	4,550	67.9
Eye & Ear Care	3,205	1.2	2,997	1.4	208	6.9
Dermatologicals	562	0.2	479	0.2	83	17.3
Oral Care	3,267	1.2	3,083	1.4	184	6.0
Other OTC	1	—	9	—	(8)	(88.9)
Total International OTC Healthcare	25,717	9.5	18,459	8.5	7,258	39.3

Total OTC Healthcare	251,412	92.9	195,732	90.3	55,680	28.4
Household Cleaning	19,203	7.1	21,031	9.7	(1,828)	(8.7)
Total Consolidated	$270,615	100.0	$216,763	100.0	$53,852	24.8

Total segment revenues for the three months ended December 31, 2017 were $270.6 million, an increase of $53.9 million, or 24.8%, versus the three months ended December 31, 2016. The $53.9 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $48.4 million, and the International OTC Healthcare segment, which accounted for $7.3 million, largely due to the acquisition of Fleet. Included in the North American OTC Healthcare and International OTC Healthcare segments is revenue of $54.1 million related to the Fleet brands, which were acquired in January 2017, and therefore not included in the comparable period in the prior year. The increase attributable to Fleet revenues was partially offset by a decrease of $5.9 million resulting from the divestiture of certain non-core brands. Excluding the impact of the acquisition and divestitures, total segment revenues increased by $5.7 million.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $48.4 million, or 27.3%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016.  The $48.4 million increase was primarily attributable to the acquisition of Fleet, which accounted for $50.4 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $5.8 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $3.8 million.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $7.3 million, or 39.3%, during three months ended December 31, 2017 versus the three months ended December 31, 2016. The $7.3 million increase was primarily attributable to the acquisition of Fleet, which accounted for $3.7 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $0.1 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $3.7 million.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $1.8 million, or 8.7%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016. This decrease was primarily attributable to decreased sales related to the Comet brand.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2017	%	2016	%	Amount	%
North American OTC Healthcare	$130,531	57.8	$108,895	61.4	$21,636	19.9
International OTC Healthcare	15,206	59.1	10,781	58.4	4,425	41.0
Household Cleaning	1,937	10.1	4,871	23.2	(2,934)	(60.2)
	$147,674	54.6	$124,547	57.5	$23,127	18.6

Gross profit for the three months ended December 31, 2017 increased $23.1 million, or 18.6%, when compared with the three months ended December 31, 2016.  As a percentage of total revenues, gross profit decreased to 54.6% during the three months ended December 31, 2017 from 57.5% during the three months ended December 31, 2016. The decrease in gross profit as a percentage of revenues was primarily due to higher distribution costs and to the acquisition of Fleet, which has lower gross margins.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $21.6 million, or 19.9%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016. The increase to gross profit was primarily attributable to increased revenue from the acquisition of Fleet. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.8% during the three months ended December 31, 2017 from 61.4% during the three months ended December 31, 2016 primarily due to higher distribution costs and to the acquisition of Fleet, which has lower gross margins.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $4.4 million, or 41.0%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016. The increase to gross profit was primarily attributable to increased revenue from the acquisition of Fleet. As a percentage of International OTC Healthcare revenues, gross profit remained relatively consistent at 59.1% during the three months ended December 31, 2017 from 58.4% during the three months ended December 31, 2016.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $2.9 million, or 60.2%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016.  As a percentage of Household Cleaning revenues, gross profit decreased to 10.1% during the three months ended December 31, 2017 from 23.2% during the three months ended December 31, 2016. The decrease in gross profit as a percentage of revenues was primarily attributable to higher distribution costs.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2017	%	2016	%	Amount	%
North American OTC Healthcare	$99,737	44.2	$82,095	46.3	$17,642	21.5
International OTC Healthcare	10,662	41.5	7,279	39.4	3,383	46.5
Household Cleaning	1,440	7.5	4,491	21.4	(3,051)	(67.9)
	$111,839	41.3	$93,865	43.3	$17,974	19.1

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $17.6 million, or 21.5%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016. The contribution margin increase was primarily the result of higher sales volume and gross profit, partially offset by higher advertising and promotion expenses, primarily attributable to the Fleet acquisition. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 44.2% during the three months ended December 31, 2017 from 46.3% during the three months ended December 31, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.4 million, or 46.5%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016. The contribution margin increase was primarily the result of higher sales volume and gross profit, partially offset by higher advertising and promotion expenses, primarily attributable to the Fleet acquisition. As a percentage of International OTC Healthcare revenues, contribution margin increased to 41.5% during the three months ended December 31, 2017 from 39.4% during the three months ended December 31, 2016. The contribution margin increase as a percentage of revenues was primarily due to a decrease in advertising and promotion expense as a percentage of revenues in the International OTC Healthcare segment.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $3.1 million, or 67.9%, during the three months ended December 31, 2017 versus the three months ended December 31, 2016.  As a percentage of Household Cleaning revenues, contribution margin decreased to 7.5% during the three months ended December 31, 2017 from 21.4% during the three months ended December 31, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $21.2 million for the three months ended December 31, 2017 versus $22.1 million for the three months ended December 31, 2016. The decrease in general and administrative expenses was primarily due to higher acquisition and professional fees in the prior period, partially offset by an increase in compensation costs associated with the acquisition of Fleet in the current period.

Depreciation and Amortization
Depreciation and amortization expense was $7.1 million and $5.9 million for the three months ended December 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense was primarily due to higher amortization expense during the current year period as a result of the Fleet acquisition.

(Gain) Loss on Divestitures
We recorded a pre-tax net gain on divestitures of $3.4 million during the three months ended December 31, 2016, which relate primarily to divestitures of e.p.t and Dermoplast. In December 2016, we completed the sales of e.p.t and Dermoplast, which were non-core OTC brands reported under the North American OTC Healthcare segment. e.p.t was included in the Women's Health product group, while Dermoplast was included in the Dermatologicals product group.

Interest Expense
Net interest expense was $25.9 million during the three months ended December 31, 2017 versus $18.6 million during the three months ended December 31, 2016. The increase in net interest expense was primarily attributable to higher borrowings due to the Fleet acquisition. The average indebtedness increased to $2.1 billion during the three months ended December 31, 2017 from $1.5 billion during the three months ended December 31, 2016. The average cost of borrowing decreased to 4.9% for the three months ended December 31, 2017 from 5.1% for the three months ended December 31, 2016.

Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act, which represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain related to the value of our deferred tax liabilities resulting in a net gain of $281.2 million. Additionally, the tax reform legislation subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $3.0 million during the three months ended December 31, 2017.

The provision/benefit for income taxes during the three months ended December 31, 2017 was a benefit of $257.2 million versus a provision $19.1 million during the three months ended December 31, 2016.  The effective tax rate during the three months ended December 31, 2017 was (446.1)% versus 37.6% during the three months ended December 31, 2016. The change in the provision/benefit for the three months ended December 31, 2017 was primarily due to the Tax Act discussed above. The estimated effective tax rate for the remaining three months of the fiscal year ending March 31, 2018 is expected to be approximately 35.3%, excluding discrete items that may occur.

Results of Operations

Nine Months Ended December 31, 2017 compared to the Nine Months Ended December 31, 2016

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2017 and 2016.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2017	%	2016	%	Amount	%
North American OTC Healthcare
Analgesics	$89,931	11.5	$90,558	14.1	$(627)	(0.7)
Cough & Cold	67,738	8.6	68,876	10.7	(1,138)	(1.7)
Women's Health	187,688	23.9	97,051	15.1	90,637	93.4
Gastrointestinal	88,145	11.2	50,495	7.9	37,650	74.6
Eye & Ear Care	69,437	8.9	72,512	11.3	(3,075)	(4.2)
Dermatologicals	72,688	9.3	65,598	10.2	7,090	10.8
Oral Care	77,026	9.8	72,308	11.3	4,718	6.5
Other OTC	4,159	0.5	4,402	0.7	(243)	(5.5)
Total North American OTC Healthcare	656,812	83.7	521,800	81.3	135,012	25.9

International OTC Healthcare
Analgesics	709	0.1	1,515	0.2	(806)	(53.2)
Cough & Cold	13,603	1.7	13,718	2.1	(115)	(0.8)
Women's Health	8,440	1.1	2,151	0.3	6,289	292.4
Gastrointestinal	25,123	3.2	17,045	2.7	8,078	47.4
Eye & Ear Care	8,850	1.1	8,782	1.4	68	0.8
Dermatologicals	1,587	0.2	1,717	0.3	(130)	(7.6)
Oral Care	9,256	1.2	8,120	1.3	1,136	14.0
Other OTC	4	—	19	—	(15)	(78.9)
Total International OTC Healthcare	67,572	8.6	53,067	8.3	14,505	27.3

Total OTC Healthcare	724,384	92.3	574,867	89.6	149,517	26.0
Household Cleaning	60,830	7.7	66,523	10.4	(5,693)	(8.6)
Total Consolidated	$785,214	100.0	$641,390	100.0	$143,824	22.4

Total segment revenues for the nine months ended December 31, 2017 were $785.2 million, an increase of $143.8 million, or 22.4%, versus the nine months ended December 31, 2016. The $143.8 million increase was primarily related to an increase in the North American OTC Healthcare segment, which accounted for $135.0 million, and the International OTC Healthcare segment, which accounted for $14.5 million, largely due to the acquisition of Fleet. Included in the North American OTC Healthcare and International OTC Healthcare segments is revenue of $160.7 million related to the Fleet brands, which were acquired in January 2017, and therefore not included in the comparable period in the prior year. The increase attributable to Fleet revenues was partially offset by a decrease of $22.9 million resulting from the divestiture of certain non-core brands. Excluding the impact of acquisition and divestitures, total segment revenues increased by $6.0 million.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $135.0 million, or 25.9%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016.  The $135.0 million increase was primarily attributable to the acquisition of Fleet, which accounted for $150.0 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $21.8 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $6.8 million.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $14.5 million, or 27.3%, during nine months ended December 31, 2017 versus the nine months ended December 31, 2016. The $14.5 million increase was primarily attributable to the acquisition of Fleet, which accounted for $10.7 million of revenues. Excluding the revenue increase contributed by Fleet, and the reduction of $0.3 million in revenues resulting from the divestiture of certain non-core brands, revenues increased by $4.1 million.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $5.7 million, or 8.6%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016. Excluding the reduction in revenue of $0.8 million resulting from the sale of royalty rights for our Comet brand in certain geographic areas, which was completed in July 2016, revenues decreased by $4.9 million.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2017	%	2016	%	Amount	%
North American OTC Healthcare	$387,963	59.1	$323,786	62.1	$64,177	19.8
International OTC Healthcare	37,815	56.0	31,345	59.1	6,470	20.6
Household Cleaning	9,470	15.6	14,972	22.5	(5,502)	(36.7)
	$435,248	55.4	$370,103	57.7	$65,145	17.6

Gross profit for the nine months ended December 31, 2017 increased $65.1 million, or 17.6%, when compared with the nine months ended December 31, 2016.  As a percentage of total revenues, gross profit decreased to 55.4% during the nine months ended December 31, 2017 from 57.7% during the nine months ended December 31, 2016. The decrease in gross profit as a percentage of revenues was primarily the result of higher distribution costs and the acquisition of Fleet, which has lower gross margins.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $64.2 million, or 19.8%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016. The increase to gross profit was primarily attributable to increased revenue from the acquisition of Fleet. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 59.1% during the nine months ended December 31, 2017 from 62.1% during the nine months ended December 31, 2016, primarily due to higher distribution costs and the acquisition of Fleet, which has lower gross margins.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $6.5 million, or 20.6%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016. The increase to gross profit was primarily attributable to increased revenue from the acquisition of Fleet. As a percentage of International OTC Healthcare revenues, gross profit decreased to 56.0% during the nine months ended December 31, 2017 from 59.1% during the nine months ended December 31, 2016, primarily due to the acquisition of Fleet, which has lower gross margins.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $5.5 million, or 36.7%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016.  As a percentage of Household Cleaning revenue, gross profit decreased to 15.6% during the nine months ended December 31, 2017 from 22.5% during the nine months ended December 31, 2016. The decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights related to the Comet brand in certain geographic regions and higher distribution costs.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2017	%	2016	%	Amount	%
North American OTC Healthcare	$289,297	44.0	$247,135	47.4	$42,162	17.1
International OTC Healthcare	25,988	38.5	22,475	42.4	3,513	15.6
Household Cleaning	7,996	13.1	13,584	20.4	(5,588)	(41.1)
	$323,281	41.2	$283,194	44.2	$40,087	14.2

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $42.2 million, or 17.1%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016. The contribution margin increase was primarily the result of higher sales volume and gross profit, partially offset by higher advertising and promotion expenses, all attributable to the Fleet acquisition. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 44.0% during the nine months ended December 31, 2017 from 47.4% during the nine months ended December 31, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.5 million, or 15.6%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 38.5% during the nine months ended December 31, 2017 from 42.4% during the nine months ended December 31, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $5.6 million, or 41.1%, during the nine months ended December 31, 2017 versus the nine months ended December 31, 2016.  As a percentage of Household Cleaning revenues, contribution margin decreased to 13.1% during the nine months ended December 31, 2017 from 20.4% during the nine months ended December 31, 2016. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the Household Cleaning segment discussed above.

General and Administrative
General and administrative expenses were $63.1 million for the nine months ended December 31, 2017 versus $60.4 million for the nine months ended December 31, 2016. The increase in general and administrative expenses was primarily due to an increase in compensation costs associated with the acquisition of Fleet.

Depreciation and Amortization
Depreciation and amortization expense was $21.5 million and $18.7 million for the nine months ended December 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense was primarily due to higher amortization expense during the current year period as a result of the Fleet acquisition.

(Gain) Loss on Divestitures
We recorded a pre-tax net loss on divestitures of $51.6 million for the nine months ended December 31, 2016, which relates to several separate transactions. On July 7, 2016, the Company completed the sale of Pediacare, New Skin and Fiber Choice, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively. As a result, we recorded a pre-tax loss on sale of these assets of $56.2 million during the six months ended September 30, 2016. This loss was slightly reduced by a pre-tax gain of $1.2 million on the sale of a royalty license for our Comet brand in certain geographic areas. Furthermore, also included in the pre-tax net loss above is a pre-tax net gain on divestitures of $3.4 million during the three months ended December 31, 2016, which primarily relates to sales of e.p.t and Dermoplast. Both e.p.t and Dermoplast were non-core OTC brands reported under the North American

OTC Healthcare segment. e.p.t was included in the Women's Health product group, while Dermoplast was included in the Dermatologicals product group.

Interest Expense
Net interest expense was $79.0 million during the nine months ended December 31, 2017 versus $60.5 million during the nine months ended December 31, 2016. The increase in net interest expense was primarily attributable to higher borrowings due to the Fleet acquisition. The average indebtedness increased to $2.2 billion during the nine months ended December 31, 2017 from $1.5 billion during the nine months ended December 31, 2016. The average cost of borrowing decreased to 4.9% for the nine months ended December 31, 2017 from 5.3% from the nine months ended December 31, 2016.

Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act, which represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain related to the value of our deferred tax liabilities resulting in a net gain of $281.2 million. Additionally, the tax reform legislation subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $3.0 million during the three months ended December 31, 2017.

The provision/benefit for income taxes during the nine months ended December 31, 2017 was a benefit of $219.6 million versus a provision of $33.7 million during the nine months ended December 31, 2016.  The effective tax rate during the nine months ended December 31, 2017 was (137.6)% versus 36.7% during the nine months ended December 31, 2016. The change in the provision/benefit for the nine months ended December 31, 2017 was primarily due to the Tax Act discussed above. The estimated effective tax rate for the remaining three months of the fiscal year ending March 31, 2018 is expected to be approximately 35.3%, excluding discrete items that may occur.

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

As of December 31, 2017, we had cash and cash equivalents of $45.4 million, an increase of $3.5 million from March 31, 2017. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2017	2016	$ Change
Cash provided by (used in):
Operating Activities	$155,672	$141,148	$14,524
Investing Activities	(8,686)	110,286	(118,972)
Financing Activities	(144,609)	(213,496)	68,887
Effects of exchange rate changes on cash and cash equivalents	1,144	(1,879)	3,023
Net change in cash and cash equivalents	$3,521	$36,059	$(32,538)

Operating Activities
Net cash provided by operating activities was $155.7 million for the nine months ended December 31, 2017 compared to $141.1 million for the nine months ended December 31, 2016. The $14.5 million increase was primarily due to an increase in net income after non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $8.7 million for the nine months ended December 31, 2017 compared to net cash provided by investing activities of $110.3 million for the nine months ended December 31, 2016. The change was primarily due to proceeds from divestitures of $110.7 million received in the prior period.

Financing Activities
Net cash used in financing activities was $144.6 million for the nine months ended December 31, 2017 compared to $213.5 million for the nine months ended December 31, 2016.  The change was primarily due to higher debt repayments in the prior year, utilizing the proceeds from divestitures previously mentioned.

Capital Resources

As of December 31, 2017, we had an aggregate of $2,077.0 million of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes, which mature on December 15, 2021;

•	$350.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024;

•	$1,257.0 million of borrowings under the 2012 Term B-4 Loans due January 26, 2024; and

•	$70.0 million of borrowings under the 2012 ABL Revolver due January 26, 2022.

As of December 31, 2017, we had $95.9 million of an additional borrowing capacity under the 2012 ABL Revolver.

During the years ended March 31, 2017 and 2016, we made voluntary principal payments against outstanding indebtedness of $175.5 million and $60.0 million, respectively, under the 2012 Term Loan. During the first three quarters of 2018, we made voluntary principal payments of $125.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 4, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of $1,427.0 million. Since we have made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2018 (remaining three months ending March 31, 2018)	$—
2019	—
2020	—
2021	—
2022	470,000
Thereafter	1,607,000
$2,077,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.50 to 1.0 for the quarter ended December 31, 2017 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time to 7.25 to 1.0 on March 31, 2018 and .25 to 1.0 per quarter until December 31, 2018 and 6.50 to 1.0 thereafter;

•
Have an interest coverage ratio of greater than 2.00 to 1.0 for the quarter ended December 31, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense). Our interest coverage requirement increases over time to 2.25 to 1.0 on March 31, 2018 and remains level thereafter; and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2017 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the credit agreement.

At December 31, 2017, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2018.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either December 31, 2017 or March 31, 2017 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three and nine months ended December 31, 2017, a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  Volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum-based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2017.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "goal," "future," "seek," "may," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing;

•	Our inability to invest successfully in research and development;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third-party manufacturers to produce many of the products we sell;

•	Our dependence on a third party logistics provider to distribute our products to customers;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center or manufacturing facility;

•
Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities or problems associated with integration of those businesses and facilities;

•	Actions of government agencies in connection with our products, advertising or regulatory matters governing our industry;

•	Product liability claims, product recalls and related negative publicity;

•	Our inability to protect our intellectual property rights;

•	Our dependence on third parties for intellectual property relating to some of the products we sell;

•	Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the distribution or manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness and possible inability to service our debt;

•	Our ability to obtain additional financing;

•	The restrictions imposed by our financing agreements on our operations; and

•	Changes in federal and state tax laws, including the recently enacted Tax Cuts and Jobs Act.

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2017, we had variable rate debt of approximately $1,327.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2017 of approximately $3.4 million and $10.6 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2017, approximately 11.2% and 10.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2016, approximately 12.2% and 12.4%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2017. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.3 million for the three months ended December 31, 2017 and approximately $3.4 million for the nine months ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2017.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have excluded Fleet from our assessment of internal control over financial reporting as of December 31, 2017. Fleet was acquired by us in the fourth quarter of 2017. Fleet is a wholly-owned subsidiary whose total assets represent approximately 3.7% of the related condensed consolidated financial statement assets as of December 31, 2017. The portion of Fleet's total revenue that is not integrated into our existing control and procedural environment constitutes approximately 1.0% and 2.9%, respectively, of the related condensed consolidated financial statement revenue for the three and nine months ended December 31, 2017. We are currently in the process of evaluating and integrating Fleet's historical internal control over financial reporting structure with ours. Other than the changes noted above, there have been no changes during the three and nine months ended December 31, 2017 in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017.

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

The impacts of the Tax Cuts and Jobs Act ("Tax Act") could be materially different from our current estimates.

The Tax Act was signed into law in December 2017, which represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. We expect the new law to significantly reduce our tax rate in future periods.  In the three months ended December 31, 2017, our tax provision reflects the benefit of the Federal tax rate reduction due to the one-time revaluation of our deferred tax liabilities and a charge related to the forced foreign repatriation tax. Our estimated impacts of the new law are based on our current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018 and our further analysis of the Act.

Price increases for raw materials, labor, energy, transportation costs and other manufacturer, logistics provider or distributor demands could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins), packaging component prices, and labor, energy and fuel costs and other input costs could have a significant impact on our financial condition and results of operations if our third party manufacturers, logistics provider or distributor pass along those costs to us. In addition, while we have historically outsourced the manufacturing of our products to third parties, as a result of our recent acquisition of Fleet, we now operate a manufacturing facility and we will directly incur any increases in manufacturing costs for these products. If we are unable to increase the price for our products to our customers or continue to achieve cost savings in a rising cost environment, any such cost increases would reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price for our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	February 1, 2018	By:	/s/ Christine Sacco
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