Form 10-Q
period 2018-06-30
Prestige Brands Holdings, Inc.
filed 2018-08-02
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐ No ☒
As of July 27, 2018, there were 51,733,565 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Brands Holdings, Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2018	2017
Revenues
Net sales	$253,954	$256,487
Other revenues	26	86
Total revenues	253,980	256,573

Cost of Sales
Cost of sales excluding depreciation	112,069	111,757
Cost of sales depreciation	1,288	1,340
Cost of sales	113,357	113,097
Gross profit	140,623	143,476

Operating Expenses
Advertising and promotion	37,111	36,944
General and administrative	23,941	20,410
Depreciation and amortization	7,084	7,167
Total operating expenses	68,136	64,521
Operating income	72,487	78,955

Other (income) expense
Interest income	(100)	(69)
Interest expense	26,040	26,410
Other expense (income), net	87	(74)
Total other expense	26,027	26,267
Income before income taxes	46,460	52,688
Provision for income taxes	11,994	18,929
Net income	$34,466	$33,759

Earnings per share:
Basic	$0.65	$0.64
Diluted	$0.65	$0.63

Weighted average shares outstanding:
Basic	52,640	53,038
Diluted	52,942	53,509

Comprehensive income, net of tax:
Currency translation adjustments	(2,974)	1,119
Unrecognized net gain on pension plans	—	1
Total other comprehensive (loss) income	(2,974)	1,120
Comprehensive income	$31,492	$34,879
See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2018	March 31, 2018

Assets
Current assets
Cash and cash equivalents	$34,269	$32,548
Accounts receivable, net of allowance of $13,524 and $12,734, respectively	150,390	140,881
Inventories	118,957	118,547
Deferred income tax assets	—	26
Prepaid expenses and other current assets	10,862	11,475
Total current assets	314,478	303,477

Property, plant and equipment, net	52,453	52,552
Goodwill	612,966	620,098
Intangible assets, net	2,722,542	2,780,916
Other long-term assets	3,415	3,569
Assets held for sale	62,866	—
Total Assets	$3,768,720	$3,760,612

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$78,405	$61,390
Accrued interest payable	13,844	9,708
Other accrued liabilities	50,011	52,101
Total current liabilities	142,260	123,199

Long-term debt, net	1,993,803	1,992,952
Deferred income tax liabilities	447,855	442,518
Other long-term liabilities	23,079	23,333
Total Liabilities	2,606,997	2,582,002

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,603 shares at June 30, 2018 and 53,396 shares at March 31, 2018	536	534
Additional paid-in capital	471,318	468,783
Treasury stock, at cost - 1,871 shares at June 30, 2018 and 353 shares at March 31, 2018	(59,928)	(7,669)
Accumulated other comprehensive loss, net of tax	(22,289)	(19,315)
Retained earnings	772,086	736,277
Total Stockholders' Equity	1,161,723	1,178,610
Total Liabilities and Stockholders' Equity	$3,768,720	$3,760,612
 See accompanying notes.

Prestige Brands Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2018	2017
Operating Activities
Net income	$34,466	$33,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,372	8,507
Loss on disposal of property and equipment	1	490
Deferred income taxes	6,755	9,225
Amortization of debt origination costs	920	1,746
Excess tax benefits from share-based awards	—	302
Stock-based compensation costs	1,657	1,713
Changes in operating assets and liabilities:
Accounts receivable	(4,357)	1,543
Inventories	(9,303)	(2,899)
Prepaid expenses and other current assets	623	9,604
Accounts payable	16,479	(8,024)
Accrued liabilities	347	(1,558)
Other	(108)	(287)
Net cash provided by operating activities	55,852	54,121

Investing Activities
Purchases of property, plant and equipment	(2,469)	(2,554)
Acquisition of Fleet escrow receipt	—	970
Net cash used in investing activities	(2,469)	(1,584)

Financing Activities
Term loan repayments	—	(50,000)
Borrowings under revolving credit agreement	20,000	—
Repayments under revolving credit agreement	(20,000)	—
Proceeds from exercise of stock options	880	433
Fair value of shares surrendered as payment of tax withholding	(2,281)	(1,027)
Repurchase of common stock	(49,978)	—
Net cash used in financing activities	(51,379)	(50,594)

Effects of exchange rate changes on cash and cash equivalents	(283)	337
Increase in cash and cash equivalents	1,721	2,280
Cash and cash equivalents - beginning of period	32,548	41,855
Cash and cash equivalents - end of period	$34,269	$44,135

Interest paid	$20,907	$24,298
Income taxes paid	$334	$2,230
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Brands Holdings, Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 8.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., “2019”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2018 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

Reclassification
In accordance with Accounting Standards Update ("ASU") 2017-07, we have reclassified net periodic benefit costs related to our pension plans from general and administrative expense to other (income) expense. The impact of this reclassification on our financial statements was less than $1.0 million.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, including new FASB Accounting Standards Codification ("ASC") 606, which supersedes the revenue recognition requirements in FASB ASC 605. Along with amendments issued in 2015 and 2016, the new guidance eliminates industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The new standard also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively by recognizing the cumulative effect of initially applying the guidance to all contracts existing at the date of initial application (the modified retrospective method). The ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017. We adopted this guidance effective April 1, 2018 using the modified retrospective transition method and applied it to contracts that were not completed at the adoption date. See Note 2 for our revenue recognition policy.

The effects of this recently adopted accounting pronouncement to our consolidated balance sheet as of April 1, 2018 are as follows:

(In thousands)	Balance March 31, 2018	New Revenue Standard Adjustment	Balance April 1, 2018
Accounts receivable, net	$140,881	$5,438	$146,319
Inventories	118,547	(1,768)	116,779
Other accrued liabilities	52,101	1,925	54,026
Deferred income tax liabilities	442,518	401	442,919
Retained earnings	736,277	1,344	737,621

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under this ASU, service cost should be included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost should be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets.  Entities should apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component should be applied prospectively. The standard is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard in the first quarter of 2019 required us to reclassify certain pension costs out of operating income and did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The amendments in this update reflect the income tax accounting implications of the Tax Cuts and Jobs Act ("Tax Act"). See Note 14 for a discussion of the Tax Act, which was signed into law on December 22, 2017, and the impact it has had, and may have, on our business and financial results.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 14 for a discussion of the Tax Act, which was signed into law on December 22, 2017, and the impact it has had, and may have, on our business and financial results. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have early adopted ASU 2018-02, and the adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted this standard effective April 1, 2018 and the adoption did not have a material impact to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard effective April 1, 2018, and the adoption did not have a material impact to our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are in the process of analyzing our lease portfolio and evaluating the impact of adopting this guidance on our consolidated financial statements.

2.    Revenue Recognition

Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in three segments: North American OTC Healthcare, International OTC Healthcare, and Household Cleaning. The segments are based on differences in the nature of products and geographical area. The North America and International OTC Healthcare segments market a variety of personal care and over-the-counter products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. The Household Cleaning segment focuses on the sale of cleaning products. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels, all of which sell our products to consumers.

See Note 18 for disaggregated revenue information.

Satisfaction of Performance Obligations
Revenue is recognized when control of a promised good is transferred to a customer, in an amount that reflects the consideration that we expect to be entitled to in exchange for that good. This occurs either when finished goods are transferred to a common carrier for delivery to the customer or when product is picked up by the customer or the customer’s carrier. This represents a change in the timing of revenue recognition for some sales. Refer to the table above in Note 1 for a disclosure of the adoption date impacts.

Once a product has transferred to the common carrier or been picked up by the customer, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the product. It is at this point that we have a right to payment and the customer has legal title.

Variable Consideration
Provisions for certain rebates, customer promotional programs, product returns, and discounts to customers are accounted for as variable consideration and recorded as a reduction in sales.

We record an estimate of future product returns concurrent with recording sales, which is made using the most likely amount method which incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

We participate in the promotional programs of our customers to enhance the sale of our products. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising. The costs of such activities are recorded as a reduction to revenue when the related sale takes place. Estimates of the costs of these promotional programs are derived using the most likely amount method which incorporates (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Practical Expedients
Due to the nature (short duration) of our contracts with customers, we apply the practical expedient related to remaining performance obligations disclosure. Remaining performance obligations relate to contracts with a duration of less than one year, in which we have the right to invoice the customer at the time the performance obligation is satisfied for the amount of revenue recognized at that time. Accordingly, we have elected the practical expedient available under ASC 606 not to disclose remaining performance obligations for our contracts. The period between when control of the promised products transfers to the customer and when the customer pays for the products is one year or less. As such, we do not adjust product consideration for the effects of a significant financing component. The amortization period of any asset resulting from incremental costs of obtaining a contract would be one year or less. As such, we expense commission and broker fees as incurred.

We expense incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place.

We account for shipping and handling costs as fulfillment activities and therefore recognize them upon shipment of goods.

The impact of adopting ASC 606 on our Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended June 30, 2018
(In thousands)	As Reported	Impact of Change	Without Adoption of ASC 606
Total revenues	$253,980	$(5,945)	$248,035
Cost of sales	$113,357	$(2,192)	$111,165
Total operating expenses	$68,136	$(139)	$67,997
Provision for income taxes	$11,994	$(981)	$11,013
Net income	$34,466	$(2,633)	$31,833

3.    Assets Held for Sale

In the first quarter of fiscal 2019, we were approached and discussed the potential to sell certain of our Household Cleaning business assets.  Prior to these discussions, we did not contemplate any divestitures, and we did not commit to any course of action to divest any of the assets.  On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory.  These brands represented our Household Cleaning segment. The gain/loss on sale will be recorded in the second quarter of fiscal 2019 and will not be material to our financial statements. See Note 19 for further information.

This transaction met the criteria as held for sale as of June 30, 2018, and the related assets were measured at the lower of the carrying value or fair value less any costs to sell based upon the agreed upon price. As a result, as of June 30, 2018, we recorded the held for sale assets at their estimated fair values.

The total assets held for sale related to this sale were:

(In thousands)	June 30, 2018
Components of assets held for sale:
Inventories	$6,644
Property, plant and equipment, net	662
Goodwill	6,245
Intangible assets, net	49,315
Assets held for sale	$62,866

4.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2018	March 31, 2018
Components of Inventories
Packaging and raw materials	$16,197	$13,112
Work in process	223	157
Finished goods	102,537	105,278
Inventories	$118,957	$118,547

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $2.8 million and $4.2 million at June 30, 2018 and March 31, 2018, respectively, related to obsolete and slow-moving inventory.

5.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance - March 31, 2018
Goodwill	$711,104	$32,919	$71,405	$815,428
Accumulated impairment loss	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2018	580,934	32,919	6,245	620,098
2019 Reclassified to assets held for sale	—	—	(6,245)	(6,245)
Effects of foreign currency exchange rates	—	(887)	—	(887)
Balance - June 30, 2018
Goodwill	711,104	32,032	65,160	808,296
Accumulated impairment loss	(130,170)	—	(65,160)	(195,330)
Balance - June 30, 2018	$580,934	$32,032	$—	$612,966

As discussed in Note 3, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased goodwill by $6.2 million.

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 28, 2018, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2018. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2018, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of June 30, 2018, no events have occurred that would indicate potential impairment of goodwill.

6.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite Lived Trademarks	Finite Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2018	$2,490,303	$441,314	$2,931,617
Reclassified to assets held for sale	(30,562)	(34,889)	(65,451)
Effects of foreign currency exchange rates	(3,089)	(190)	(3,279)
Balance — June 30, 2018	2,456,652	406,235	2,862,887

Accumulated Amortization
Balance — March 31, 2018	—	150,701	150,701
Additions	—	5,812	5,812
Reclassified to assets held for sale	—	(16,136)	(16,136)
Effects of foreign currency exchange rates	—	(32)	(32)
Balance — June 30, 2018	—	140,345	140,345

Intangible assets, net — June 30, 2018	$2,456,652	$265,890	$2,722,542

As discussed in Note 3, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased our indefinite lived intangibles by $30.5 million and our net finite-lived trademarks by $18.8 million.

Amortization expense was $5.8 million for the three months ended June 30, 2018, and $5.9 million for the three months ended June 30, 2017.  Based on our amortizable intangible assets as of June 30, 2018, amortization expense is expected to be approximately $16.1 million for the remainder of fiscal 2019, $21.5 million in fiscal 2020, $21.1 million in fiscal 2021, $20.6 million in fiscal 2022, $20.6 million in fiscal 2023 and $20.6 million in fiscal 2024.

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

On an annual basis during the fourth fiscal quarter, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of both the values and, if applicable, useful lives assigned to intangible assets and tests for impairment. The date of our annual impairment review was February 28, 2018, and we recorded impairment charges in our March 31, 2018 financial statements.

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

As of June 30, 2018, no events have occurred that would indicate further potential impairment of intangible assets.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2018	March 31, 2018
Accrued marketing costs	$26,772	$21,473
Accrued compensation costs	4,658	10,591
Accrued broker commissions	1,174	1,487
Income taxes payable	18	1,901
Accrued professional fees	1,997	2,244
Accrued production costs	8,747	7,392
Other accrued liabilities	6,645	7,013
	$50,011	$52,101

8.    Long-Term Debt

At June 30, 2018, we had $75.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $98.9 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2018	March 31, 2018
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00% with a floor of 1.00% due on January 26, 2024.	938,000	938,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	75,000	75,000
Long-term debt	2,013,000	2,013,000
Less: unamortized debt costs	(19,197)	(20,048)
Long-term debt, net	$1,993,803	$1,992,952

As of June 30, 2018, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2019 (remaining nine months ending March 31, 2019)	$—
2020	—
2021	—
2022	475,000
2023	437
Thereafter	1,537,563
$2,013,000

9.    Fair Value Measurements

For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

FASB ASC 820, Fair Value Measurements, requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants. ASC 820 established market (observable inputs) as the preferred source of fair value, to be followed by our assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs. Based upon the above, the following fair value hierarchy was created:

Level 1 - Quoted market prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active; and

Level 3 - Unobservable inputs developed by us using estimates and assumptions reflective of those that would be utilized by a market participant.

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at June 30, 2018 and March 31, 2018).

	June 30, 2018		March 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$597,000	$600,000	$610,500
2013 Senior Notes	400,000	401,000	400,000	402,000
2012 Term B-5 Loans	938,000	934,483	938,000	939,173
2012 ABL Revolver	75,000	75,000	75,000	75,000

At June 30, 2018 and March 31, 2018, we did not have any assets or liabilities measured in Level 1 or 3.

Nonrecurring Fair Value Measurements
In addition to the recurring fair value measurements disclosed above, as of June 30, 2018 we recorded the long-lived held for sale assets (discussed in Note 3) at fair value, using Level 3 inputs.  The fair value of the associated assets approximated their carrying value and, as such, no loss was recorded.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2018.

During the three months ended June 30, 2018 and 2017, we repurchased 68,939 shares and 19,616 shares, respectively, of restricted common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended June 30, 2018 and 2017 were at an average price of $33.09 and $52.36. All of the repurchased shares have been recorded as treasury stock.

During the three months ended June 30, 2018, we repurchased 1,449,750 shares of our common stock in conjunction with our share repurchase program. The repurchases were at an average price of $34.47 per share, totaled $50.0 million, and have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2018 and March 31, 2018:

(In thousands)	June 30, 2018	March 31, 2018
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(23,372)	$(20,398)
Unrecognized net gain on pension plans	1,083	1,083
Accumulated other comprehensive loss, net of tax	$(22,289)	$(19,315)

As of June 30, 2018 and March 31, 2018, no amounts were reclassified from accumulated other comprehensive income into earnings.

12.    Earnings Per Share

Basic earnings per share is computed based on income available to common stockholders and the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units ("RSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and nonvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and restricted stock units has an anti-dilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2018	2017
Numerator
Net income	$34,466	$33,759

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	52,640	53,038
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	302	471
Denominator for diluted earnings per share	52,942	53,509

Earnings per Common Share:
Basic earnings per share	$0.65	$0.64

Diluted earnings per share	$0.65	$0.63

For the three months ended June 30, 2018 and 2017, there were 0.8 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

13.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “Plan”), which provides for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, RSUs and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, our stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the Plan, an increase of the maximum number of shares subject to stock options that may be awarded to any one participant under the Plan during any fiscal 12-month period from 1.0 million to 2.5 million shares, and an extension of the term of the Plan by ten years, to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.

During the three months ended June 30, 2018 and 2017, pre-tax share-based compensation costs charged against income were $1.7 million and $1.7 million, respectively, and the related income tax benefit recognized was $0.2 million and $0.5 million, respectively.

At June 30, 2018, there were $11.3 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.1 years.  The total fair value of options and RSUs vested during the three months ended June 30, 2018 and 2017 was $10.7 million and $4.9 million, respectively.  For the three months ended June 30, 2018 and 2017, we received cash from the exercise of stock options of $0.9 million and $0.4 million, respectively. For the three months ended June 30, 2018 and 2017, we realized $1.2 million and $0.9 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At June 30, 2018, there were 1.8 million shares available for issuance under the Plan.

On May 7, 2018, the Compensation and Talent Management Committee of our Board of Directors granted 103,406 performance stock units, 100,399 RSUs and stock options to acquire 294,484 shares of our common stock to certain executive officers and employees under the Plan. The stock options were granted at an exercise price of $29.46 per share, which was equal to the closing price for our common stock on the date of the grant.
Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017 and 2018, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Three Months Ended June 30, 2017
Vested and nonvested at March 31, 2017	350.1	$39.29
Granted	90.4	56.11
Vested and issued	(50.8)	34.28
Forfeited	(2.3)	50.06
Vested and nonvested at June 30, 2017	387.4	43.81
Vested at June 30, 2017	63.7	20.31

Three Months Ended June 30, 2018
Vested and nonvested at March 31, 2018	393.5	$44.13
Granted	203.8	29.46
Vested and issued	(173.4)	43.00
Forfeited	(31.1)	48.32
Vested and nonvested at June 30, 2018	392.8	36.68
Vested at June 30, 2018	90.5	29.88

Options

The Plan provides that the exercise price of options granted shall be no less than the fair market value of our common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three to five years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the Plan. Except in the case of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the nonvested stock options. Vested stock options will remain exercisable by the employee after termination of employment, subject to the terms in the Plan.

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

The weighted-average grant-date fair values of the options granted during the three months ended June 30, 2018 and 2017 were $10.22 and $21.20, respectively.

	Three Months Ended June 30,
	2018	2017
Expected volatility	29.6%	35.2%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.9%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2017
Outstanding at March 31, 2017	772.3	$37.70
Granted	182.8	56.11
Exercised	(13.8)	31.35
Forfeited or expired	(5.8)	32.64
Outstanding at June 30, 2017	935.5	41.42	7.7	$12,123
Exercisable at June 30, 2017	527.3	31.95	6.5	$11,305

Three Months Ended June 30, 2018
Outstanding at March 31, 2018	873.2	$41.79
Granted	294.5	29.46
Exercised	(32.8)	26.81
Forfeited or expired	(72.7)	45.00
Outstanding at June 30, 2018	1,062.2	38.61	7.6	$6,573
Exercisable at June 30, 2018	599.8	37.99	6.2	$4,054

The aggregate intrinsic value of options exercised during the three months ended June 30, 2018 was $0.3 million.

14.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain of $267.0 million related to the value of our deferred tax liabilities and a gain of $3.2 million related to the lower blended tax rate on our earnings, in the year ended March 31, 2018, resulting in a net gain of $270.2 million. Additionally, the Tax Act subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million in the year ended March 31, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustment by the end of the measurement period.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were 25.8% and 35.9% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily due to the Tax Act.

The balance in our uncertain tax liability was $10.8 million at June 30, 2018 and at March 31, 2018. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

(In thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Interest cost	$610	629
Expected return on assets	(768)	(726)
Net periodic benefit income	$(158)	$(97)

During the three months ended June 30, 2018, we contributed $0.1 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2019, we expect to contribute an additional $0.3 million to our non-qualified plan and make a contribution of $1.0 million to the qualified plan.

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

17.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products.  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels.  During the three months ended June 30, 2018 and 2017, approximately 42.6% and 43.2%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for both of the periods presented. Walmart accounted for approximately 24.6% and 25.5%, respectively, of our gross revenues for the three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, approximately 25.2% of accounts receivable were owed by Walmart.

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

At June 30, 2018, we had relationships with 116 third-party manufacturers.  Of those, we had long-term contracts with 38 manufacturers that produced items that accounted for approximately 61.9% of gross sales for the three months ended June 30, 2018. At June 30, 2017, we had relationships with 116 third-party manufacturers.  Of those, we had long-term contracts with 48 manufacturers that produced items that accounted for approximately 77.2% of gross sales for the three months ended June 30, 2017. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments

	Three Months Ended June 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$214,775	$19,394	$19,811	$253,980
Cost of sales	89,153	7,616	16,588	113,357
Gross profit	125,622	11,778	3,223	140,623
Advertising and promotion	33,258	3,423	430	37,111
Contribution margin	$92,364	$8,355	$2,793	103,512
Other operating expenses				31,025
Operating income				72,487
Other expense				26,027
Income before income taxes				46,460
Provision for income taxes				11,994
Net income				$34,466
* Intersegment revenues of $2.7 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,815	$20,898	$19,860	$256,573
Cost of sales	86,501	9,950	16,646	113,097
Gross profit	129,314	10,948	3,214	143,476
Advertising and promotion	32,808	3,690	446	36,944
Contribution margin	$96,506	$7,258	$2,768	106,532
Other operating expenses				27,577
Operating income				78,955
Other expense				26,267
Income before income taxes				52,688
Provision for income taxes				18,929
Net income				$33,759
* Intersegment revenues of $1.4 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,258	$157	$—	$28,415
Cough & Cold	16,214	5,171	—	21,385
Women's Health	63,477	2,257	—	65,734
Gastrointestinal	32,799	5,990	—	38,789
Eye & Ear Care	25,472	2,619	—	28,091
Dermatologicals	25,122	532	—	25,654
Oral Care	22,197	2,667	—	24,864
Other OTC	1,236	1	—	1,237
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$214,775	$19,394	$19,811	$253,980

	Three Months Ended June 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,290	$509	$—	$29,799
Cough & Cold	17,410	4,613	—	22,023
Women's Health	63,145	3,594	—	66,739
Gastrointestinal	30,430	5,733	—	36,163
Eye & Ear Care	25,271	3,055	—	28,326
Dermatologicals	24,131	501	—	24,632
Oral Care	24,892	2,892	—	27,784
Other OTC	1,246	1	—	1,247
Household Cleaning	—	—	19,860	19,860
Total segment revenues	$215,815	$20,898	$19,860	$256,573

Our total segment revenues by geographic area are as follows:

	Three Months Ended June 30,
	2018	2017
United States	$223,477	$224,994
Rest of world	30,503	31,579
Total	$253,980	$256,573

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

June 30, 2018	North American OTC Healthcare	International OTC Healthcare	Household Cleaning (a)	Consolidated
(In thousands)
Goodwill	$580,934	$32,032	$—	$612,966

Intangible assets
Indefinite-lived	2,375,737	80,915	—	2,456,652
Finite-lived, net	260,114	5,776	—	265,890
Intangible assets, net	2,635,851	86,691	—	2,722,542
Total	$3,216,785	$118,723	$—	$3,335,508
(a) As noted in Note 3, goodwill and intangible assets associated with our Household Cleaning segment have been reclassified to Assets held for sale.

March 31, 2018	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$580,934	$32,919	$6,245	$620,098

Intangible assets
Indefinite-lived	2,375,736	84,006	30,561	2,490,303
Finite-lived, net	265,356	6,068	19,189	290,613
Intangible assets, net	2,641,092	90,074	49,750	2,780,916
Total	$3,222,026	$122,993	$55,995	$3,401,014

Our goodwill and intangible assets by geographic area are as follows:

	June 30, 2018	March 31, 2018
United States	$3,216,785	$3,278,021
Rest of world	118,723	122,993
Total	$3,335,508	$3,401,014

19.     Subsequent Events

Sale of Household Cleaning Business
On July 2, 2018, we entered into an Asset Purchase Agreement with KIK International LLC, pursuant to which we sold certain assets, including certain intellectual property rights, associated with our Household Cleaning product business lines. The assets sold represent our Household Cleaning segment. The purchase price was $69.0 million subject to certain adjustments. As a condition of the agreement, we entered into a Transitional Services Agreement on July 2, 2018, under which we will provide certain services to KIK International LLC related to the transition of the business for a specified period of time. We used the proceeds from this sale to repay $50.0 million of long-term debt in July 2018.

Director Equity Grants
Pursuant to the Plan, each of the independent members of the Board of Directors received a grant of 3,779 RSUs on July 31, 2018. The RSUs are fully vested upon receipt of the award and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the director's (i) death, (ii) disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in future reports filed with the Securities and Exchange Commission (the "SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 30 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Brands Holdings, Inc. and our subsidiaries. Similarly, reference to a year (e.g., “2019”) refers to our fiscal year ended March 31 of that year.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name over-the-counter ("OTC") healthcare and household cleaning products to mass merchandisers and drug, food, dollar, convenience, and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

We have grown our brand portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies, as well as private equity firms. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  We pursue this growth through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations, and innovative development of brand extensions.

Assets Held for Sale
On July 2, 2018, we entered into an Asset Purchase Agreement with KIK International LLC, under which we sold certain assets, including certain intellectual property rights, associated with our Household Cleaning product business lines. The assets sold represent our Household Cleaning segment. The purchase price was $69.0 million subject to certain adjustments. As a condition of the agreement, we entered into a Transitional Services Agreement on July 2, 2018, under which we will provide certain services to KIK International LLC related to the transition of the business for a specified period of time. We used the proceeds from this sale to repay $50.0 million of long-term debt in July 2018.

Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain of $267.0 million related to the value of our deferred tax liabilities and a gain of $3.2 million related to the lower blended tax rate on our earnings, in the year ended March 31, 2018, resulting in a net gain of $270.2 million. Additionally, the Tax Act subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million in the year ended March 31, 2018.

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

Results of Operations Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2018	%	2017	%	Amount	%
North American OTC Healthcare
Analgesics	$28,258	11.1	$29,290	11.4	$(1,032)	(3.5)
Cough & Cold	16,214	6.4	17,410	6.8	(1,196)	(6.9)
Women's Health	63,477	25.0	63,145	24.6	332	0.5
Gastrointestinal	32,799	12.9	30,430	11.9	2,369	7.8
Eye & Ear Care	25,472	10.0	25,271	9.8	201	0.8
Dermatologicals	25,122	9.9	24,131	9.4	991	4.1
Oral Care	22,197	8.8	24,892	9.7	(2,695)	(10.8)
Other OTC	1,236	0.5	1,246	0.5	(10)	(0.8)
Total North American OTC Healthcare	214,775	84.6	215,815	84.1	(1,040)	(0.5)

International OTC Healthcare
Analgesics	157	0.1	509	0.2	(352)	(69.2)
Cough & Cold	5,171	2.0	4,613	1.8	558	12.1
Women's Health	2,257	0.9	3,594	1.4	(1,337)	(37.2)
Gastrointestinal	5,990	2.3	5,733	2.3	257	4.5
Eye & Ear Care	2,619	1.0	3,055	1.2	(436)	(14.3)
Dermatologicals	532	0.2	501	0.2	31	6.2
Oral Care	2,667	1.1	2,892	1.1	(225)	(7.8)
Other OTC	1	—	1	—	—	—
Total International OTC Healthcare	19,394	7.6	20,898	8.2	(1,504)	(7.2)

Total OTC Healthcare	234,169	92.2	236,713	92.3	(2,544)	(1.1)
Household Cleaning	19,811	7.8	19,860	7.7	(49)	(0.2)
Total Consolidated	$253,980	100.0	$256,573	100.0	$(2,593)	(1.0)

Total segment revenues for the three months ended June 30, 2018 were $254.0 million, a decrease of $2.6 million, or 1.0%, versus the three months ended June 30, 2017. The $2.6 million decrease was primarily related to decreases in the International OTC Healthcare segment and North American OTC Healthcare segment of $1.5 million and $1.0 million, respectively.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment were relatively flat, decreasing $1.0 million, or 0.5%, during the three months ended June 30, 2018 versus the three months ended June 30, 2017.

International OTC Healthcare Segment

Revenues for the International OTC Healthcare segment decreased $1.5 million, or 7.2%, during three months ended June 30, 2018 versus the three months ended June 30, 2017. The decrease was primarily attributable to timing differences in distributor orders and shipments.

Household Cleaning Segment
Revenues for the Household Cleaning segment were relatively flat during the three months ended June 30, 2018 versus the three months ended June 30, 2017.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2018	%	2017	%	Amount	%
North American OTC Healthcare	$125,622	58.5	$129,314	59.9	$(3,692)	(2.9)
International OTC Healthcare	11,778	60.7	10,948	52.4	830	7.6
Household Cleaning	3,223	16.3	3,214	16.2	9	0.3
	$140,623	55.4	$143,476	55.9	$(2,853)	(2.0)

Gross profit for the three months ended June 30, 2018 decreased $2.9 million, or 2.0%, when compared with the three months ended June 30, 2017.  The decrease in gross profit was primarily due to decreases in gross margin within the North American OTC Healthcare segment. As a percentage of total revenues, gross profit remained relatively consistent at 55.4% during the three months ended June 30, 2018, compared to 55.9% during the three months ended June 30, 2017.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.7 million, or 2.9%, during the three months ended June 30, 2018 versus the three months ended June 30, 2017. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 58.5% during the three months ended June 30, 2018 from 59.9% during the three months ended June 30, 2017, primarily due to higher distribution costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.8 million, or 7.6%, during the three months ended June 30, 2018 versus the three months ended June 30, 2017. As a percentage of International OTC Healthcare revenues, gross profit increased to 60.7% during the three months ended June 30, 2018 from 52.4% during the three months ended June 30, 2017, primarily due to product mix.

Household Cleaning Segment
Gross profit for the Household Cleaning segment was relatively flat during the three months ended June 30, 2018 versus the three months ended June 30, 2017.  As a percentage of Household Cleaning revenue, gross profit remained relatively consistent at 16.3% during the three months ended June 30, 2018 compared to 16.2% during the three months ended June 30, 2017.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2018	%	2017	%	Amount	%
North American OTC Healthcare	$92,364	43.0	$96,506	44.7	$(4,142)	(4.3)
International OTC Healthcare	8,355	43.1	7,258	34.7	1,097	15.1
Household Cleaning	2,793	14.1	2,768	13.9	25	0.9
	$103,512	40.8	$106,532	41.5	$(3,020)	(2.8)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $4.1 million, or 4.3%, during the three months ended June 30, 2018 versus the three months ended June 30, 2017. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 43.0% during the three months ended June 30, 2018 from 44.7% during the three months ended June 30, 2017. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.1 million, or 15.1%, during the three months ended June 30, 2018 versus the three months ended June 30, 2017. As a percentage of International OTC Healthcare revenues, contribution margin increased to 43.1% during the three months ended June 30, 2018 from 34.7% during the three months ended June 30, 2017. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment was relatively flat during the three months ended June 30, 2018 versus the three months ended June 30, 2017.  As a percentage of Household Cleaning revenues, contribution margin remained relatively consistent at 14.1% during the three months ended June 30, 2018 compared to 13.9% during the three months ended June 30, 2017.

General and Administrative
General and administrative expenses were $23.9 million for the three months ended June 30, 2018 versus $20.4 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to costs associated with the sale of the Household Cleaning segment as well as increased information technology and legal costs.

Depreciation and Amortization
Depreciation and amortization expense remained relatively consistent at $7.1 million and $7.2 million for the three months ended June 30, 2018 and 2017, respectively.

Interest Expense
Net interest expense was $25.9 million during the three months ended June 30, 2018, versus $26.3 million during the three months ended June 30, 2017. The average indebtedness decreased to $2.0 billion during the three months ended June 30, 2018 from $2.2 billion during the three months ended June 30, 2017. The average cost of borrowing increased to 5.1% for the three months ended June 30, 2018 from 4.8% from the three months ended June 30, 2017.

Income Taxes
The provision for income taxes during the three months ended June 30, 2018 was $12.0 million versus $18.9 million during the three months ended June 30, 2017.  The effective tax rate during the three months ended June 30, 2018 was 25.8% versus 35.9% during the three months ended June 30, 2017. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily due to a reduction in the corporate tax rate as a result of the Tax Act.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchase and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard.

As of June 30, 2018, we had cash and cash equivalents of $34.3 million, an increase of $1.7 million from March 31, 2018. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ Change
Cash provided by (used in):
Operating Activities	$55,852	$54,121	$1,731
Investing Activities	(2,469)	(1,584)	(885)
Financing Activities	(51,379)	(50,594)	(785)
Effects of exchange rate changes on cash and cash equivalents	(283)	337	(620)
Net change in cash and cash equivalents	$1,721	$2,280	$(559)

Operating Activities
Net cash provided by operating activities was $55.9 million for the three months ended June 30, 2018 compared to $54.1 million for the three months ended June 30, 2017. The $1.7 million increase was primarily due to decreased working capital, partially offset by a decrease in net income after non-cash items.

Investing Activities
Net cash used in investing activities was $2.5 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017. The change was primarily due to an escrow payment we received in the prior period related to an acquisition.

Financing Activities
Net cash used in financing activities was $51.4 million for the three months ended June 30, 2018 compared to $50.6 million for the three months ended June 30, 2017.  The change was primarily due to the repurchase of shares of our common stock in conjunction with our share repurchase program and an increase in the fair value of shares surrendered as payment of withholding taxes as a result of the vesting of restricted stock units, partially offset by a repayment of our term loan in the prior year.

Capital Resources

As of June 30, 2018, we had an aggregate of $2.0 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes, which mature on December 15, 2021;

•	$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024;

•	$938.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024; and

•	$75.0 million of borrowings under the 2012 ABL Revolver due January 26, 2022.

As of June 30, 2018, we had $98.9 million of an additional borrowing capacity under the 2012 ABL Revolver.

During the years ended March 31, 2018 and 2017, we made voluntary principal payments against outstanding indebtedness of $444.0 million and $175.5 million, respectively, under the 2012 Term Loan. During the first quarter of 2019, we did not make any voluntary principal payments under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount which, as of June 30, 2018, was $938.0 million. Since we have made optional payments that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2022.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2019 (remaining nine months ending March 31, 2019)	$—
2020	—
2021	—
2022	475,000
2023	437
Thereafter	1,537,563
$2,013,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 7.00 to 1.0 for the quarter ended June 30, 2018 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases over time by .25 to 1.0 per quarter until December 31, 2018 and to 6.50 to 1.0 thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2018 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2018 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the credit agreement.

At June 30, 2018, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2019.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either June 30, 2018 or March 31, 2018 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three months ended June 30, 2018, a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  Volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum-based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  There were no material changes to our critical accounting policies during the three months ended June 30, 2018, except as described in Note 2 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
A description of recently issued and recently adopted accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements in Note 1 of this Quarterly Report on Form 10-Q.

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

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2018, we had variable rate debt of approximately $1,013.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2018 of approximately $2.6 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2018, approximately 9.0% of our revenues were denominated in currencies other than the U.S. Dollar. During the three months ended June 30, 2017, approximately 9.7% of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2018. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.0 million for the three months ended June 30, 2018 and approximately $0.9 million for the three months ended June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2018.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition or future results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, and such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	28,007	$30.25	n/a	n/a
May 1 to May 31, 2018	1,433,619	34.52	1,392,687	—
June 1 to June 30, 2018	57,063	33.61	57,063	—
Total	1,518,689		1,449,750	—
(a) The majority of these purchases (1.4 million) were made pursuant to our share repurchase program. The remaining purchases (0.1 million) were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
Item 5.         OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2018 Annual Meeting of Stockholders of the Company was held on July 31, 2018. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2019 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	46,697,029	1,408,660	1,178,319
John E. Byom	45,070,264	3,035,425	1,178,319
Gary E. Costley	44,977,183	3,128,506	1,178,319
Sheila A. Hopkins	47,516,581	589,108	1,178,319
James M. Jenness	46,124,402	1,981,287	1,178,319
Carl J. Johnson	46,137,489	1,968,200	1,178,319
Natale S. Ricciardi	47,504,893	600,796	1,178,319

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2019.

For	Against	Abstentions
47,853,963	1,359,927	70,117

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
46,015,498	2,019,090	71,100	1,178,320
ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS HOLDINGS, INC.

Date:	August 2, 2018	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

10.1
Asset Purchase Agreement, dated July 2, 2018, by and among KIK International LLC, Prestige Brands International, Inc., The Spic and Span Company, Medtech Holdings, Inc. (as guarantor only) and Prestige Brands Holdings, Inc.

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