Form 10-Q
period 2018-09-30
Prestige Consumer Healthcare Inc.
filed 2018-11-01
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-32433

PRESTIGE CONSUMER HEALTHCARE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1297589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 White Plains Road Tarrytown, New York 10591
(Address of Principal Executive Offices) (Zip Code)

(914) 524-6800
(Registrant's Telephone Number, Including Area Code)

Prestige Brands Holdings, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of October 26, 2018, there were 51,737,977 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues
Net sales	$239,354	$257,930	$493,308	$514,417
Other revenues	3	96	29	182
Total revenues	239,357	258,026	493,337	514,599

Cost of Sales
Cost of sales excluding depreciation	100,647	112,580	212,716	224,337
Cost of sales depreciation	1,238	1,348	2,526	2,688
Cost of sales	101,885	113,928	215,242	227,025
Gross profit	137,472	144,098	278,095	287,574

Operating Expenses
Advertising and promotion	37,042	39,188	74,153	76,132
General and administrative	24,034	21,999	47,975	42,409
Depreciation and amortization	6,756	7,186	13,840	14,353
Gain on divestiture	(1,284)	—	(1,284)	—
Total operating expenses	66,548	68,373	134,684	132,894
Operating income	70,924	75,725	143,411	154,680

Other (income) expense
Interest income	(33)	(85)	(133)	(154)
Interest expense	27,103	26,921	53,143	53,331
Other expense (income), net	335	(432)	422	(506)
Total other expense	27,405	26,404	53,432	52,671
Income before income taxes	43,519	49,321	89,979	102,009
Provision for income taxes	12,678	18,616	24,672	37,545
Net income	$30,841	$30,705	$65,307	$64,464

Earnings per share:
Basic	$0.59	$0.58	$1.25	$1.21
Diluted	$0.59	$0.57	$1.24	$1.20

Weighted average shares outstanding:
Basic	51,841	53,098	52,238	53,068
Diluted	52,153	53,539	52,545	53,524

Comprehensive income, net of tax:
Currency translation adjustments	(2,145)	2,716	(5,119)	3,835
Unrecognized net gain on pension plans	—	—	—	1
Total other comprehensive (loss) income	(2,145)	2,716	(5,119)	3,836
Comprehensive income	$28,696	$33,421	$60,188	$68,300
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2018	March 31, 2018

Assets
Current assets
Cash and cash equivalents	$36,910	$32,548
Accounts receivable, net of allowance of $14,433 and $12,734, respectively	153,849	140,881
Inventories	113,569	118,547
Deferred income tax assets	—	26
Prepaid expenses and other current assets	10,172	11,475
Total current assets	314,500	303,477

Property, plant and equipment, net	52,321	52,552
Goodwill	612,444	620,098
Intangible assets, net	2,715,070	2,780,916
Other long-term assets	3,360	3,569
Total Assets	$3,697,695	$3,760,612

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$66,251	$61,390
Accrued interest payable	9,665	9,708
Other accrued liabilities	70,057	52,101
Total current liabilities	145,973	123,199

Long-term debt, net	1,895,835	1,992,952
Deferred income tax liabilities	440,853	442,518
Other long-term liabilities	21,796	23,333
Total Liabilities	2,504,457	2,582,002

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,609 shares at September 30, 2018 and 53,396 shares at March 31, 2018	536	534
Additional paid-in capital	474,137	468,783
Treasury stock, at cost - 1,871 shares at September 30, 2018 and 353 shares at March 31, 2018	(59,928)	(7,669)
Accumulated other comprehensive loss, net of tax	(24,434)	(19,315)
Retained earnings	802,927	736,277
Total Stockholders' Equity	1,193,238	1,178,610
Total Liabilities and Stockholders' Equity	$3,697,695	$3,760,612
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2018	2017
Operating Activities
Net income	$65,307	$64,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,366	17,041
Gain on divestiture	(1,284)	—
Loss on disposal of property and equipment	37	1,461
Deferred income taxes	339	16,321
Amortization of debt origination costs	3,021	3,494
Excess tax benefits from share-based awards	—	470
Stock-based compensation costs	4,328	4,726
Other	247	—
Changes in operating assets and liabilities:
Accounts receivable	(7,718)	(9,345)
Inventories	(4,145)	(3,409)
Prepaid expenses and other current assets	1,302	17,123
Accounts payable	4,187	8,008
Accrued liabilities	14,339	(11,869)
Other	(1,219)	55
Net cash provided by operating activities	95,107	108,540

Investing Activities
Purchases of property, plant and equipment	(5,074)	(4,785)
Acquisition of Fleet escrow receipt	—	970
Proceeds from divestiture	65,912	—
Net cash provided by (used in) investing activities	60,838	(3,815)

Financing Activities
Term loan repayments	(100,000)	(105,000)
Borrowings under revolving credit agreement	30,000	—
Repayments under revolving credit agreement	(30,000)	—
Proceeds from exercise of stock options	1,028	1,466
Fair value of shares surrendered as payment of tax withholding	(2,281)	(1,075)
Repurchase of common stock	(49,978)	—
Net cash used in financing activities	(151,231)	(104,609)

Effects of exchange rate changes on cash and cash equivalents	(352)	1,006
Increase in cash and cash equivalents	4,362	1,122
Cash and cash equivalents - beginning of period	32,548	41,855
Cash and cash equivalents - end of period	$36,910	$42,977

Interest paid	$49,147	$49,404
Income taxes paid	$2,444	$9,037
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 3) to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 8.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., “2019”) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted this standard effective April 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide clarification and guidance on eight cash flow classification issues. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard effective April 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and are effective for public companies for fiscal years ending after December 15, 2020. We do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820 and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments to this update are effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. In July 2018, further guidance on this topic was issued with ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance in ASU 2016-02, and with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method to adopt the new lease standard as well as a practical expedient. The required effective dates for the amendments issued in July 2018 are the same as those for Topic 842. We plan to adopt the standard on April 1, 2019.  We are in the process of aggregating and evaluating our lease arrangements.  Adoption of this standard will result in a material increase in lease-related assets and liabilities recognized on our Consolidated Balance Sheet, but we are unable to quantify the impact at this time.

2.    Revenue Recognition

Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in three segments: North American OTC Healthcare, International OTC Healthcare, and Household Cleaning (this segment was sold on July 2, 2018). The segments are based on differences in the nature of products and geographical area. The North America and International OTC Healthcare segments market a variety of personal care and over-the-counter products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. Prior to its sale, the Household Cleaning segment focused on the sale of cleaning products. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels, all of which sell our products to consumers.

See Note 18 for disaggregated revenue information.

Satisfaction of Performance Obligations
Revenue is recognized when control of a promised good is transferred to a customer, in an amount that reflects the consideration that we expect to be entitled to receive in exchange for that good. This occurs either when finished goods are transferred to a common carrier for delivery to the customer or when product is picked up by the customer or the customer’s carrier. This represents a change in the timing of revenue recognition for some sales. Refer to the table above in Note 1 for disclosure of the adoption date impacts.

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

We participate in the promotional programs of our customers to enhance the sale of our products. These promotional programs consist of direct-to-consumer incentives, such as coupons and temporary price reductions, as well as incentives to our customers, such as allowances for new distribution, including slotting fees, and cooperative advertising. The costs of such activities are recorded as a reduction to revenue when the related sale takes place. Estimates of the costs of these promotional programs are derived using the most likely amount method, which incorporates (i) historical sales experience, (ii) the current promotional offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

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

We expense incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place.

We account for shipping and handling costs as fulfillment activities and therefore recognize them upon shipment of goods.

The impact of adopting ASC 606 on our Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
(In thousands)	As Reported	Impact of Change	Without Adoption of ASC 606	As Reported	Impact of Change	Without Adoption of ASC 606
Total revenues	$239,357	$(16,165)	$223,192	$493,337	$(22,110)	$471,227
Cost of sales	$101,885	$(6,204)	$95,681	$215,242	$(8,396)	$206,846
Total operating expenses	$66,548	$(440)	$66,108	$134,684	$(579)	$134,105
Income before income taxes	$43,519	$(9,521)	$33,998	$89,979	$(13,135)	$76,844
Provision for income taxes	$12,678	$(2,771)	$9,907	$24,672	$(3,752)	$20,920
Net income	$30,841	$(6,750)	$24,091	$65,307	$(9,383)	$55,924

3.    Divestiture

On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment.

As a result of this transaction, we received proceeds of approximately $65.9 million and recorded a pre-tax gain on sale of $1.3 million. The net proceeds were used to repay debt.

The following table sets forth the components of the assets sold and the pre-tax gain recognized on the sale in July 2018:

(In thousands)	July 2, 2018
Components of assets sold:
Inventory	$6,644
Property, plant and equipment, net	653
Goodwill	6,245
Intangible assets, net	49,315
Assets sold	62,857
Total purchase price received	65,912
(3,055)
Costs to sell	1,771
Pre-tax gain on divestiture	$(1,284)

4.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2018	March 31, 2018
Components of Inventories
Packaging and raw materials	$13,704	$13,112
Work in process	237	157
Finished goods	99,628	105,278
Inventories	$113,569	$118,547

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $3.3 million and $4.2 million at September 30, 2018 and March 31, 2018, respectively, related to obsolete and slow-moving inventory.

5.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance - March 31, 2018
Goodwill	$711,104	$32,919	$71,405	$815,428
Accumulated impairment loss	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2018	580,934	32,919	6,245	620,098
2019 Reductions	—	—	(6,245)	(6,245)
Effects of foreign currency exchange rates	—	(1,409)	—	(1,409)
Balance - September 30, 2018
Goodwill	711,104	31,510	65,160	807,774
Accumulated impairment loss	(130,170)	—	(65,160)	(195,330)
Balance - September 30, 2018	$580,934	$31,510	$—	$612,444

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

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 28, 2018, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2018. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2018, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of September 30, 2018, no events have occurred that would indicate potential impairment of goodwill.

6.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2018	$2,490,303	$441,314	$2,931,617
Reductions	(30,562)	(34,889)	(65,451)
Effects of foreign currency exchange rates	(5,117)	(287)	(5,404)
Balance — September 30, 2018	2,454,624	406,138	2,860,762

Accumulated Amortization
Balance — March 31, 2018	—	150,701	150,701
Additions	—	11,181	11,181
Reductions	—	(16,136)	(16,136)
Effects of foreign currency exchange rates	—	(54)	(54)
Balance — September 30, 2018	—	145,692	145,692

Intangible assets, net — September 30, 2018	$2,454,624	$260,446	$2,715,070

As discussed in Note 3, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased our indefinite-lived intangibles by $30.5 million and our net finite-lived trademarks by $18.8 million.

Amortization expense was $5.4 million and $11.2 million for the three and six months ended September 30, 2018, respectively, and $5.8 million and $11.7 million for the three and six months ended September 30, 2017, respectively.  Based on our amortizable intangible assets as of September 30, 2018, amortization expense is expected to be approximately $10.7 million for the remainder of fiscal 2019, $21.5 million in fiscal 2020, $21.0 million in fiscal 2021 and $20.6 million in each of fiscal 2022, 2023 and 2024.

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

As of September 30, 2018, no events have occurred that would indicate further potential impairment of intangible assets.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2018	March 31, 2018
Accrued marketing costs	$28,457	$21,473
Accrued compensation costs	6,523	10,591
Accrued broker commissions	2,113	1,487
Income taxes payable	12,735	1,901
Accrued professional fees	3,877	2,244
Accrued production costs	6,388	7,392
Other accrued liabilities	9,964	7,013
	$70,057	$52,101

8.    Long-Term Debt

At September 30, 2018, we had $75.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $85.0 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2018	March 31, 2018
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a floor of 1.00%, due on January 26, 2024.	838,000	938,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	75,000	75,000
Long-term debt	1,913,000	2,013,000
Less: unamortized debt costs	(17,165)	(20,048)
Long-term debt, net	$1,895,835	$1,992,952

As of September 30, 2018, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2019 (remaining six months ending March 31, 2019)	$—
2020	—
2021	—
2022	475,000
2023	—
Thereafter	1,438,000
$1,913,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these borrowings at September 30, 2018 and March 31, 2018.

	September 30, 2018		March 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$606,000	$600,000	$610,500
2013 Senior Notes	400,000	400,000	400,000	402,000
2012 Term B-5 Loans	838,000	838,000	938,000	939,173
2012 ABL Revolver	75,000	75,000	75,000	75,000

At September 30, 2018 and March 31, 2018, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2018.

During the three months ended September 30, 2018, we made no repurchases of common stock. During the three months ended September 30, 2017, we repurchased 933 shares of common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended September 30, 2017 were at an average price of $51.60. During the six months ended September 30, 2018 and 2017, we repurchased 68,939 shares and 20,549 shares, respectively, of common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the six months ended September 30, 2018 and 2017 were at an average price of $33.09 and $52.33, respectively. All of the repurchased shares have been recorded as treasury stock.

During the six months ended September 30, 2018, we repurchased 1,449,750 shares of our common stock in conjunction with our share repurchase program. The repurchases were at an average price of $34.47 per share, totaled $50.0 million, and have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2018 and March 31, 2018:

(In thousands)	September 30, 2018	March 31, 2018
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(25,517)	$(20,398)
Unrecognized net gain on pension plans	1,083	1,083
Accumulated other comprehensive loss, net of tax	$(24,434)	$(19,315)

As of September 30, 2018 and March 31, 2018, no amounts were reclassified from accumulated other comprehensive income into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income	$30,841	$30,705	$65,307	$64,464

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,841	53,098	52,238	53,068
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	312	441	307	456
Denominator for diluted earnings per share	52,153	53,539	52,545	53,524

Earnings per Common Share:
Basic earnings per share	$0.59	$0.58	$1.25	$1.21

Diluted earnings per share	$0.59	$0.57	$1.24	$1.20

For the three months ended September 30, 2018 and 2017, there were 0.7 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2018 and 2017, there were 0.5 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and six months ended September 30, 2018, pre-tax share-based compensation costs charged against income were $2.7 million and $4.3 million, respectively, and the related income tax benefit recognized was $0.5 million and $0.8 million, respectively. During the three and six months ended September 30, 2017, pre-tax share-based compensation costs charged against income were $3.0 million and $4.7 million, respectively, and the related income tax benefit recognized was $1.0 million and $1.5 million, respectively.

At September 30, 2018, there were $9.4 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1.0 year.  The total fair value of options and RSUs vested during the six months ended September 30, 2018 and 2017 was $11.9 million and $6.7 million, respectively.  For the six months ended September 30, 2018 and 2017, we received cash from the exercise of stock options of $1.0 million and $1.5 million, respectively. For the six months ended September 30, 2018 and 2017, we realized $1.2 million and $1.2 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At September 30, 2018, there were 1.8 million shares available for issuance under the Plan.

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
Each of the independent members of the Board of Directors received a grant under the Plan of 3,779 RSUs on July 31, 2018.

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

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Six Months Ended September 30, 2017
Vested and nonvested at March 31, 2017	350.1	$39.29
Granted	105.8	55.61
Vested and issued	(53.3)	34.30
Forfeited	(6.7)	49.30
Vested and nonvested at September 30, 2017	395.9	44.15
Vested at September 30, 2017	90.5	29.88

Six Months Ended September 30, 2018
Vested and nonvested at March 31, 2018	393.5	$44.13
Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and nonvested at September 30, 2018	413.0	36.58
Vested at September 30, 2018	113.2	31.05

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

The weighted-average grant-date fair values of the options granted during the six months ended September 30, 2018 and 2017 were $10.22 and $21.20, respectively.

	Six Months Ended September 30,
	2018	2017
Expected volatility	29.6%	35.2%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.9%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2017
Outstanding at March 31, 2017	772.3	$37.70
Granted	182.8	56.11
Exercised	(51.0)	28.76
Forfeited or expired	(19.0)	47.57
Outstanding at September 30, 2017	885.1	41.80	7.5	$9,768
Exercisable at September 30, 2017	498.4	32.34	6.3	$9,305

Six Months Ended September 30, 2018
Outstanding at March 31, 2018	873.2	$41.79
Granted	294.5	29.46
Exercised	(37.2)	27.60
Forfeited or expired	(125.4)	47.16
Outstanding at September 30, 2018	1,005.1	38.03	7.3	$6,271
Exercisable at September 30, 2018	555.2	37.08	6.4	$3,890

The aggregate intrinsic value of options exercised during the six months ended September 30, 2018 was $0.3 million.

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

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission ("SEC") has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustment by the end of the measurement period.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were 29.1% and 37.7% for the three months ended September 30, 2018 and 2017, respectively. The effective rates used in the calculation of income taxes were 27.4% and 36.8% for the six months ended September 30, 2018 and 2017, respectively. The decreases in the effective tax rates for the three and six months ended September 30, 2018 versus the respective prior year periods were primarily related to the Tax Act.

The balance in our uncertain tax liability was $10.8 million at September 30, 2018 and at March 31, 2018. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest cost	$610	$634	1,220	$1,263
Expected return on assets	(768)	(725)	(1,536)	(1,451)
Net periodic benefit income	$(158)	$(91)	$(316)	$(188)

During the six months ended September 30, 2018, we contributed $0.2 million to our non-qualified defined benefit plan and $1.0 million to the qualified defined benefit plan. During the remainder of fiscal 2019, we expect to contribute an additional $0.2 million to our non-qualified plan and make no contributions to the qualified plan.

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

17.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 3).  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels.  During the three and six months ended September 30, 2018, approximately 44.7% and 43.5%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2017, approximately 40.8% and 42.0%, respectively, of our gross revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues for certain periods presented. Walmart accounted for approximately 23.6% and 24.1%, respectively, of our gross revenues for the three and six months ended September 30, 2018. Walgreens accounted for approximately 10.0% and 9.3%, respectively, of our gross revenues for the three and six months ended September 30, 2018. Walmart accounted for approximately 25.3% and 25.4%, respectively, of our gross revenues for the three and six months ended September 30, 2017. Walgreens accounted for approximately 8.7% and 8.9%, respectively, of our gross revenues for the three and six months ended September 30, 2017. The gross revenues for Walmart and Walgreens are included in our North American OTC Healthcare segment and Household Cleaning segment (prior to the sale of our Household Cleaning segment on July 2, 2018).

Our product distribution in the United States is managed by a third party through one primary distribution center near St. Louis, Missouri, and we operate one manufacturing facility located in Lynchburg, Virginia. A serious disruption, caused by performance or contractual issues with the third party distribution manager or by earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. Any disruption as a result of third party performance at our distribution center could result in increased costs, expense, shipping times, customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of our products, which would also limit our ability to provide products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times should we be required to reopen or replace our primary distribution center, the third party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2018, we had relationships with 110 third-party manufacturers.  Of those, we had long-term contracts with 34 manufacturers that produced items that accounted for approximately 60.0% of gross sales for the six months ended September 30, 2018. At September 30, 2017, we had relationships with 110 third-party manufacturers.  Of those, we had long-term contracts with 45 manufacturers that produced items that accounted for approximately 79.5% of gross sales for the six months ended September 30, 2017. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

18.    Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018; see Note 3 for further information. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and promotional expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,950	$23,407	$—	$239,357
Cost of sales	92,007	9,878	—	101,885
Gross profit	123,943	13,529	—	137,472
Advertising and promotion	33,325	3,717	—	37,042
Contribution margin	$90,618	$9,812	$—	100,430
Other operating expenses				29,506
Operating income				70,924
Other expense				27,405
Income before income taxes				43,519
Provision for income taxes				12,678
Net income				$30,841
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$430,725	$42,801	$19,811	$493,337
Cost of sales	181,160	17,494	16,588	215,242
Gross profit	249,565	25,307	3,223	278,095
Advertising and promotion	66,583	7,140	430	74,153
Contribution margin	$182,982	$18,167	$2,793	203,942
Other operating expenses				60,531
Operating income				143,411
Other expense				53,432
Income before income taxes				89,979
Provision for income taxes				24,672
Net income				$65,307
* Intersegment revenues of $4.3 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,302	$20,957	$21,767	$258,026
Cost of sales	87,184	9,296	17,448	113,928
Gross profit	128,118	11,661	4,319	144,098
Advertising and promotion	35,064	3,593	531	39,188
Contribution margin	$93,054	$8,068	$3,788	104,910
Other operating expenses				29,185
Operating income				75,725
Other expense				26,404
Income before income taxes				49,321
Provision for income taxes				18,616
Net income				$30,705
* Intersegment revenues of $2.3 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$431,117	$41,855	$41,627	$514,599
Cost of sales	173,685	19,246	34,094	227,025
Gross profit	257,432	22,609	7,533	287,574
Advertising and promotion	67,872	7,283	977	76,132
Contribution margin	$189,560	$15,326	$6,556	211,442
Other operating expenses				56,762
Operating income				154,680
Other expense				52,671
Income before income taxes				102,009
Provision for income taxes				37,545
Net income				$64,464
* Intersegment revenues of $3.7 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,638	$125	$—	$28,763
Cough & Cold	20,492	5,734	—	26,226
Women's Health	61,614	3,270	—	64,884
Gastrointestinal	30,529	7,950	—	38,479
Eye & Ear Care	24,845	2,995	—	27,840
Dermatologicals	25,338	605	—	25,943
Oral Care	23,142	2,727	—	25,869
Other OTC	1,352	1	—	1,353
Household Cleaning	—	—	—	—
Total segment revenues	$215,950	$23,407	$—	$239,357

	Six Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$56,896	$282	$—	$57,178
Cough & Cold	36,706	10,905	—	47,611
Women's Health	125,091	5,527	—	130,618
Gastrointestinal	63,328	13,940	—	77,268
Eye & Ear Care	50,317	5,614	—	55,931
Dermatologicals	50,460	1,137	—	51,597
Oral Care	45,339	5,394	—	50,733
Other OTC	2,588	2	—	2,590
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$430,725	$42,801	$19,811	$493,337

	Three Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,348	$40	$—	$29,388
Cough & Cold	21,567	4,659	—	26,226
Women's Health	61,436	1,906	—	63,342
Gastrointestinal	28,323	8,139	—	36,462
Eye & Ear Care	22,535	2,590	—	25,125
Dermatologicals	25,821	524	—	26,345
Oral Care	24,990	3,097	—	28,087
Other OTC	1,282	2	—	1,284
Household Cleaning	—	—	21,767	21,767
Total segment revenues	$215,302	$20,957	$21,767	$258,026

	Six Months Ended September 30, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$58,638	$549	$—	$59,187
Cough & Cold	38,977	9,272	—	48,249
Women's Health	124,581	5,500	—	130,081
Gastrointestinal	58,753	13,872	—	72,625
Eye & Ear Care	47,806	5,645	—	53,451
Dermatologicals	49,952	1,025	—	50,977
Oral Care	49,882	5,989	—	55,871
Other OTC	2,528	3	—	2,531
Household Cleaning	—	—	41,627	41,627
Total segment revenues	$431,117	$41,855	$41,627	$514,599

Our total segment revenues by geographic area are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
United States	$203,763	$225,351	$427,240	$450,345
Rest of world	35,594	32,675	66,097	64,254
Total	$239,357	$258,026	$493,337	$514,599

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

September 30, 2018	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$580,934	$31,510	$—	$612,444

Intangible assets
Indefinite-lived	2,375,737	78,887	—	2,454,624
Finite-lived, net	254,876	5,570	—	260,446
Intangible assets, net	2,630,613	84,457	—	2,715,070
Total	$3,211,547	$115,967	$—	$3,327,514

March 31, 2018	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$580,934	$32,919	$6,245	$620,098

Intangible assets
Indefinite-lived	2,375,736	84,006	30,561	2,490,303
Finite-lived, net	265,356	6,068	19,189	290,613
Intangible assets, net	2,641,092	90,074	49,750	2,780,916
Total	$3,222,026	$122,993	$55,995	$3,401,014

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 32 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, reference to a year (e.g., “2019”) refers to our fiscal year ended March 31 of that year.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name over-the-counter ("OTC") healthcare and household cleaning products (prior to the sale of our Household Cleaning segment on July 2, 2018) to mass merchandisers and drug, food, dollar, convenience, and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

Divestiture
On July 2, 2018, we entered into an Asset Purchase Agreement with KIK International LLC, pursuant to which we sold certain assets, including certain intellectual property rights, associated with our Household Cleaning segment. The assets sold represent our Household Cleaning segment. We received proceeds of $65.9 million and used the net proceeds to repay long-term debt in July 2018. As a condition of the agreement, we entered into a Transitional Services Agreement on July 2, 2018, under which we will provide certain services to KIK International LLC related to the transition of the business for a specified period of time.

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

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2018	%	2017	%	Amount	%
North American OTC Healthcare
Analgesics	$28,638	12.0	$29,348	11.4	$(710)	(2.4)
Cough & Cold	20,492	8.5	21,567	8.4	(1,075)	(5.0)
Women's Health	61,614	25.7	61,436	23.8	178	0.3
Gastrointestinal	30,529	12.7	28,323	11.0	2,206	7.8
Eye & Ear Care	24,845	10.4	22,535	8.7	2,310	10.3
Dermatologicals	25,338	10.6	25,821	10.0	(483)	(1.9)
Oral Care	23,142	9.7	24,990	9.7	(1,848)	(7.4)
Other OTC	1,352	0.6	1,282	0.5	70	5.5
Total North American OTC Healthcare	215,950	90.2	215,302	83.5	648	0.3

International OTC Healthcare
Analgesics	125	0.1	40	—	85	212.5
Cough & Cold	5,734	2.4	4,659	1.8	1,075	23.1
Women's Health	3,270	1.4	1,906	0.7	1,364	71.6
Gastrointestinal	7,950	3.2	8,139	3.2	(189)	(2.3)
Eye & Ear Care	2,995	1.3	2,590	1.0	405	15.6
Dermatologicals	605	0.3	524	0.2	81	15.5
Oral Care	2,727	1.1	3,097	1.2	(370)	(11.9)
Other OTC	1	—	2	—	(1)	(50.0)
Total International OTC Healthcare	23,407	9.8	20,957	8.1	2,450	11.7

Total OTC Healthcare	239,357	100.0	236,259	91.6	3,098	1.3
Household Cleaning	—	—	21,767	8.4	(21,767)	(100.0)
Total Consolidated	$239,357	100.0	$258,026	100.0	$(18,669)	(7.2)

Total segment revenues for the three months ended September 30, 2018 were $239.4 million, a decrease of $18.7 million, or 7.2%, versus the three months ended September 30, 2017. The $18.7 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment were relatively flat, increasing $0.6 million, or 0.3%, during the three months ended September 30, 2018 versus the three months ended September 30, 2017.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.5 million, or 11.7%, during the three months ended September 30, 2018 versus the three months ended September 30, 2017. The increase was primarily attributable to timing of distributor orders.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related revenues for the current period.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2018	%	2017	%	Amount	%
North American OTC Healthcare	$123,943	57.4	$128,118	59.5	$(4,175)	(3.3)
International OTC Healthcare	13,529	57.8	11,661	55.6	1,868	16.0
Household Cleaning	—	—	4,319	19.8	(4,319)	(100.0)
	$137,472	57.4	$144,098	55.8	$(6,626)	(4.6)

Gross profit for the three months ended September 30, 2018 decreased $6.6 million, or 4.6%, when compared with the three months ended September 30, 2017.  The decrease in gross profit was primarily due to the sale of our Household Cleaning segment and decreases in gross profit within the North American OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 57.4% during the three months ended September 30, 2018, compared to 55.8% during the three months ended September 30, 2017. The increase in gross profit as a percentage of revenues was primarily a result of lower gross margins associated with our divested Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $4.2 million, or 3.3%, during the three months ended September 30, 2018 versus the three months ended September 30, 2017. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.4% during the three months ended September 30, 2018 from 59.5% during the three months ended September 30, 2017, primarily due to higher distribution costs and increased costs related to the BC and Goody's packaging change.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.9 million, or 16.0%, during the three months ended September 30, 2018 versus the three months ended September 30, 2017. As a percentage of International OTC Healthcare revenues, gross profit increased to 57.8% during the three months ended September 30, 2018 from 55.6% during the three months ended September 30, 2017, primarily due to product mix.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related gross profit for the current period.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2018	%	2017	%	Amount	%
North American OTC Healthcare	$90,618	42.0	$93,054	43.2	$(2,436)	(2.6)
International OTC Healthcare	9,812	41.9	8,068	38.5	1,744	21.6
Household Cleaning	—	—	3,788	17.4	(3,788)	(100.0)
	$100,430	42.0	$104,910	40.7	$(4,480)	(4.3)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $2.4 million, or 2.6%, during the three months ended September 30, 2018 versus the three months ended September 30, 2017. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.0% during the three months ended September 30, 2018 from 43.2% during the three months ended September 30, 2017. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.7 million, or 21.6%, during the three months ended September 30, 2018 versus the three months ended September 30, 2017. As a percentage of International OTC Healthcare revenues, contribution margin increased to 41.9% during the three months ended September 30, 2018 from 38.5% during the three months ended September 30, 2017. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related contribution margin for the current period.

General and Administrative
General and administrative expenses were $24.0 million for the three months ended September 30, 2018 versus $22.0 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily due to costs associated with the sale of the Household Cleaning segment.

Depreciation and Amortization
Depreciation and amortization expenses were $6.8 million for the three months ended September 30, 2018 versus $7.2 million for the three months ended September 30, 2017. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment.

Interest Expense
Interest expense was $27.1 million during the three months ended September 30, 2018, versus $26.9 million during the three months ended September 30, 2017. The average indebtedness decreased to $2.0 billion during the three months ended September 30, 2018 from $2.2 billion during the three months ended September 30, 2017. The average cost of borrowing increased to 5.5% for the three months ended September 30, 2018 from 5.0% from the three months ended September 30, 2017.

Income Taxes
The provision for income taxes during the three months ended September 30, 2018 was $12.7 million versus $18.6 million during the three months ended September 30, 2017.  The effective tax rate during the three months ended September 30, 2018 was 29.1% versus 37.7% during the three months ended September 30, 2017. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily due to a reduction in the corporate tax rate as a result of the Tax Act.

Results of Operations Six Months Ended September 30, 2018 compared to the Six Months Ended September 30, 2017

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2018 and 2017.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2018	%	2017	%	Amount	%
North American OTC Healthcare
Analgesics	$56,896	11.5	$58,638	11.4	$(1,742)	(3.0)
Cough & Cold	36,706	7.4	38,977	7.5	(2,271)	(5.8)
Women's Health	125,091	25.4	124,581	24.2	510	0.4
Gastrointestinal	63,328	12.8	58,753	11.4	4,575	7.8
Eye & Ear Care	50,317	10.2	47,806	9.3	2,511	5.3
Dermatologicals	50,460	10.2	49,952	9.7	508	1.0
Oral Care	45,339	9.3	49,882	9.7	(4,543)	(9.1)
Other OTC	2,588	0.5	2,528	0.5	60	2.4
Total North American OTC Healthcare	430,725	87.3	431,117	83.7	(392)	(0.1)

International OTC Healthcare
Analgesics	282	0.1	549	0.1	(267)	(48.6)
Cough & Cold	10,905	2.2	9,272	1.8	1,633	17.6
Women's Health	5,527	1.1	5,500	1.1	27	0.5
Gastrointestinal	13,940	2.8	13,872	2.7	68	0.5
Eye & Ear Care	5,614	1.1	5,645	1.1	(31)	(0.5)
Dermatologicals	1,137	0.3	1,025	0.2	112	10.9
Oral Care	5,394	1.1	5,989	1.2	(595)	(9.9)
Other OTC	2	—	3	—	(1)	(33.3)
Total International OTC Healthcare	42,801	8.7	41,855	8.2	946	2.3

Total OTC Healthcare	473,526	96.0	472,972	91.9	554	0.1
Household Cleaning	19,811	4.0	41,627	8.1	(21,816)	(52.4)
Total Consolidated	$493,337	100.0	$514,599	100.0	$(21,262)	(4.1)

Total segment revenues for the six months ended September 30, 2018 were $493.3 million, a decrease of $21.3 million, or 4.1%, versus the six months ended September 30, 2017. The $21.3 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment were relatively flat, decreasing $0.4 million, or 0.1%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment were relatively flat, increasing $0.9 million, or 2.3%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017.

Household Cleaning Segment

Revenues for the Household Cleaning segment decreased $21.8 million, or 52.4%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017. The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2018	%	2017	%	Amount	%
North American OTC Healthcare	$249,565	57.9	$257,432	59.7	$(7,867)	(3.1)
International OTC Healthcare	25,307	59.1	22,609	54.0	2,698	11.9
Household Cleaning	3,223	16.3	7,533	18.1	(4,310)	(57.2)
	$278,095	56.4	$287,574	55.9	$(9,479)	(3.3)

Gross profit for the six months ended September 30, 2018 decreased $9.5 million, or 3.3%, when compared with the six months ended September 30, 2017.  The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment. As a percentage of total revenues, gross profit increased to 56.4% during the six months ended September 30, 2018, from 55.9% during the six months ended September 30, 2017. The increase in gross profit as a percentage of revenues was primarily a result of lower gross margins associated with our divested Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $7.9 million, or 3.1%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.9% during the six months ended September 30, 2018 from 59.7% during the six months ended September 30, 2017, primarily due to higher distribution costs and increased costs related to the BC and Goody's packaging change.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.7 million, or 11.9%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017. As a percentage of International OTC Healthcare revenues, gross profit increased to 59.1% during the six months ended September 30, 2018 from 54.0% during the six months ended September 30, 2017, primarily due to product mix.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $4.3 million, or 57.2%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017.  The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2018	%	2017	%	Amount	%
North American OTC Healthcare	$182,982	42.5	$189,560	44.0	$(6,578)	(3.5)
International OTC Healthcare	18,167	42.4	15,326	36.6	2,841	18.5
Household Cleaning	2,793	14.1	6,556	15.7	(3,763)	(57.4)
	$203,942	41.3	$211,442	41.1	$(7,500)	(3.5)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $6.6 million, or 3.5%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.5% during the six months ended September 30, 2018 from 44.0% during the six months ended September 30, 2017. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $2.8 million, or 18.5%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017. As a percentage of International OTC Healthcare revenues, contribution margin increased to 42.4% during the six months ended September 30, 2018 from 36.6% during the six months ended September 30, 2017. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $3.8 million, or 57.4%, during the six months ended September 30, 2018 versus the six months ended September 30, 2017.  The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

General and Administrative
General and administrative expenses were $48.0 million for the six months ended September 30, 2018 versus $42.4 million for the six months ended September 30, 2017. The increase in general and administrative expenses was primarily due to costs associated with the sale of the Household Cleaning segment, as well as increased information technology and legal costs.

Depreciation and Amortization
Depreciation and amortization expenses were $13.8 million for the six months ended September 30, 2018 and $14.4 million for the six months ended September 30, 2017. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment.

Interest Expense
Interest expense was $53.1 million during the six months ended September 30, 2018, versus $53.3 million during the six months ended September 30, 2017. The average indebtedness decreased to $2.0 billion during the six months ended September 30, 2018 from $2.2 billion during the six months ended September 30, 2017. The average cost of borrowing increased to 5.3% for the six months ended September 30, 2018 from 4.9% from the six months ended September 30, 2017.

Income Taxes
The provision for income taxes during the six months ended September 30, 2018 was $24.7 million versus $37.5 million during the six months ended September 30, 2017.  The effective tax rate during the six months ended September 30, 2018 was 27.4% versus 36.8% during the six months ended September 30, 2017. The decrease in the effective tax rate for the six months ended September 30, 2018 was primarily due to a reduction in the corporate tax rate as a result of the Tax Act.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchase and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months.

As of September 30, 2018, we had cash and cash equivalents of $36.9 million, an increase of $4.4 million from March 31, 2018. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2018	2017	$ Change
Cash provided by (used in):
Operating Activities	$95,107	$108,540	$(13,433)
Investing Activities	60,838	(3,815)	64,653
Financing Activities	(151,231)	(104,609)	(46,622)
Effects of exchange rate changes on cash and cash equivalents	(352)	1,006	(1,358)
Net change in cash and cash equivalents	$4,362	$1,122	$3,240

Operating Activities
Net cash provided by operating activities was $95.1 million for the six months ended September 30, 2018 compared to $108.5 million for the six months ended September 30, 2017. The $13.4 million decrease was primarily due to the sale of our Household Cleaning segment.

Investing Activities
Net cash provided by investing activities was $60.8 million for the six months ended September 30, 2018 compared to a use of cash of $3.8 million for the six months ended September 30, 2017. The change was due to proceeds from the divestiture of our Household Cleaning segment in the current period.

Financing Activities
Net cash used in financing activities was $151.2 million for the six months ended September 30, 2018 compared to $104.6 million for the six months ended September 30, 2017.  The change was primarily due to the repurchase of shares of our common stock in conjunction with our share repurchase program in the current period.

Capital Resources

As of September 30, 2018, we had an aggregate of $1.9 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes, which mature on December 15, 2021;

•	$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024;

•	$838.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024; and

•	$75.0 million of borrowings under the 2012 ABL Revolver due January 26, 2022.

As of September 30, 2018, we had $85.0 million of an additional borrowing capacity under the 2012 ABL Revolver.

During the years ended March 31, 2018 and 2017, we made voluntary principal payments against outstanding indebtedness of $444.0 million and $175.5 million, respectively, under the 2012 Term Loan. During the six months ended September 30, 2018, we made voluntary principal payments of $100.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of September 30, 2018, was $838.0 million. Since we have made optional payments that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2022.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2019 (remaining nine months ending March 31, 2019)	$—
2020	—
2021	—
2022	475,000
2023	—
Thereafter	1,438,000
$1,913,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.75 to 1.0 for the quarter ended September 30, 2018 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)). Our leverage ratio requirement decreases to 6.50 to 1.00 on December 31, 2018 and remains at that level thereafter;

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2018 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2018 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the credit agreement.

At September 30, 2018, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2019.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either September 30, 2018 or March 31, 2018 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  There were no material changes to our critical accounting policies during the six months ended September 30, 2018, except as described in Note 2 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
A description of recently issued and recently adopted accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2018, we had variable rate debt of approximately $913.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2018 of approximately $2.4 million and $5.0 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2018, approximately 12.1% and 10.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2017, approximately 10.7% and 10.2%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2018 and 2017. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.9 million for the three months ended September 30, 2018 and approximately $1.9 million for the six months ended September 30, 2018. It represented a less than 5% impact on pre-tax income of approximately $1.2 million for the three months ended September 30, 2017 and approximately $2.1 million for the six months ended September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2018.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On October 29, 2018, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Bylaws, which Amended and Restated Bylaws were originally approved effective as of August 17, 2018, to add a forum selection bylaw, re-insert the process for stockholders to act by written consent and other clarifying changes.

A copy of the Company's Amended and Restated Bylaws, as amended, is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In October 2017, the Company adopted the Prestige Consumer Healthcare Inc. Executive Severance Plan (formerly known as the Prestige Brands Holdings, Inc. Executive Severance Plan (as amended from time to time since then, the “Plan”)). On October 29, 2018, the Company approved certain amendments to the Plan in order to continue the evolution of the Company’s compensation programs started last year by eliminating employment agreements; and ensure the retention of critical personnel in a change-in-control event.

The Plan is open to participants designated by the Compensation and Talent Management Committee of the Company’s Board of Directors as either a Tier 1 participant (which presently includes only the Company’s Chief Executive Officer) or as a Tier 2 participant (which presently includes, among others, each of the Company’s currently employed “named executive officers”) and provides generally for the payment of severance benefits in the event of termination of employment by the Company without “cause” or resignation by the participant for “good reason,” each as defined in the Plan (each, a “Qualified Termination”).

Prior to the amendments, the Plan provided the following benefits, regardless whether the Qualified Termination occurred before or after a change in control of the Company, in any event subject to a release of claims and compliance with certain noncompetition and other restrictive covenants: (i) cash severance in a multiple (1.5 in the case of Tier 1 participants and 1.0 for Tier 2 participants) of base salary plus target annual bonus, in each case payable in installments over the 12 months following termination, (ii) certain continued medical benefits for 12 months, and (iii) a pro-rata annual incentive based on actual performance payable at the time any annual bonus is paid to continuing employees. As amended, the severance benefits provided in respect of a Qualified Termination occurring before a change in control of the Company have not changed, but the Plan now provides that, if the Qualified Termination occurs upon or within the 24-month period following a change in control, (i) the severance multiple is 2.5 for Tier 1 participants and 2.0 for Tier 2 participants and payment is made in a lump-sum rather than installments, (ii) the continued medical benefit period is extended to 18 months, (iii) the pro-rata annual incentive is paid upon termination based upon the greater of target or then-actual performance, and (iv) up to 18 months of outplacement assistance will be provided, all still subject to a release of claims and compliance with the noncompetition and other restrictive covenants. The definitions of cause and good reason were modified in certain respects to provide additional protection to participants, particularly following a change in control.

The Plan continues to provide that, in the event that payments made by the Company to a participant would be subject to the “golden parachute” excise tax under the Internal Revenue Code, such payments will be reduced so that no excise tax is payable if the net after-tax amount of the reduced payments provides a greater benefit to the participant. The Plan does not provide for any excise tax “gross-up” payment.

Certain other immaterial and conforming changes were made to the Plan.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan as amended, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.     EXHIBITS

 See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 1, 2018	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

3.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc., effective August 17, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018). *

3.2	Amended and Restated Bylaws of Prestige Consumer Healthcare Inc., as amended, effective October 29, 2018.

10.1	Amended and Restated Executive Severance Plan adopted as of October 29, 2018.

10.2
Asset Purchase Agreement, dated July 2, 2018, by and among KIK International LLC, Prestige Brands International, Inc., The Spic and Span Company, Medtech Holdings, Inc. (as guarantor only) and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018). *

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
* Incorporated herein by reference.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement, prospectus or other document to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.