Form 10-Q
period 2018-12-31
Prestige Consumer Healthcare Inc.
filed 2019-02-07
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
Yes ☐ No ☒
As of February 1, 2019, there were 51,798,384 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues
Net sales	$241,411	$270,522	$734,719	$784,939
Other revenues	3	93	32	275
Total revenues	241,414	270,615	734,751	785,214

Cost of Sales
Cost of sales excluding depreciation	100,997	121,730	313,713	346,067
Cost of sales depreciation	1,182	1,211	3,708	3,899
Cost of sales	102,179	122,941	317,421	349,966
Gross profit	139,235	147,674	417,330	435,248

Operating Expenses
Advertising and promotion	34,504	35,835	108,657	111,967
General and administrative	20,485	20,820	68,460	63,229
Depreciation and amortization	6,705	7,129	20,545	21,482
Gain on divestiture	—	—	(1,284)	—
Total operating expenses	61,694	63,784	196,378	196,678
Operating income	77,541	83,890	220,952	238,570

Other (income) expense
Interest income	(39)	(119)	(172)	(273)
Interest expense	26,366	25,983	79,509	79,314
Other expense (income), net	218	387	640	(119)
Total other expense	26,545	26,251	79,977	78,922
Income before income taxes	50,996	57,639	140,975	159,648
Provision (benefit) for income taxes	12,829	(257,154)	37,501	(219,609)
Net income	$38,167	$314,793	$103,474	$379,257

Earnings per share:
Basic	$0.74	$5.93	$1.99	$7.14
Diluted	$0.73	$5.88	$1.97	$7.08

Weighted average shares outstanding:
Basic	51,881	53,129	52,119	53,089
Diluted	52,202	53,543	52,431	53,531

Comprehensive income, net of tax:
Currency translation adjustments	(2,020)	4,492	(7,139)	8,327
Unrecognized net gain on pension plans	—	—	—	1
Total other comprehensive (loss) income	(2,020)	4,492	(7,139)	8,328
Comprehensive income	$36,147	$319,285	$96,335	$387,585
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2018	March 31, 2018

Assets
Current assets
Cash and cash equivalents	$24,672	$32,548
Accounts receivable, net of allowance of $13,444 and $12,734, respectively	140,584	140,881
Inventories	120,368	118,547
Prepaid expenses and other current assets	7,553	11,501
Total current assets	293,177	303,477

Property, plant and equipment, net	51,567	52,552
Goodwill	611,956	620,098
Intangible assets, net	2,707,825	2,780,916
Other long-term assets	3,557	3,569
Total Assets	$3,668,082	$3,760,612

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$48,988	$61,390
Accrued interest payable	13,646	9,708
Other accrued liabilities	66,182	52,101
Total current liabilities	128,816	123,199

Long-term debt, net	1,842,288	1,992,952
Deferred income tax liabilities	443,587	442,518
Other long-term liabilities	20,271	23,333
Total Liabilities	2,434,962	2,582,002

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,670 shares at December 31, 2018 and 53,396 shares at March 31, 2018	536	534
Additional paid-in capital	477,872	468,783
Treasury stock, at cost - 1,871 shares at December 31, 2018 and 353 shares at March 31, 2018	(59,928)	(7,669)
Accumulated other comprehensive loss, net of tax	(26,454)	(19,315)
Retained earnings	841,094	736,277
Total Stockholders' Equity	1,233,120	1,178,610
Total Liabilities and Stockholders' Equity	$3,668,082	$3,760,612
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2018	2017
Operating Activities
Net income	$103,474	$379,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,253	25,381
Gain on divestiture	(1,284)	—
Loss on disposal of property and equipment	197	1,510
Deferred income taxes	3,309	(256,850)
Amortization of debt origination costs	4,543	4,746
Excess tax benefits from share-based awards	—	470
Stock-based compensation costs	6,160	6,912
Write-off of indemnification asset	—	704
Other	247	—
Lease termination costs	—	214
Changes in operating assets and liabilities:
Accounts receivable	5,398	(14,073)
Inventories	(11,081)	1,167
Prepaid expenses and other current assets	4,073	18,935
Accounts payable	(12,787)	(11,036)
Accrued liabilities	13,260	(1,033)
Pension and deferred compensation contribution	—	(329)
Other	(1,325)	(303)
Net cash provided by operating activities	138,437	155,672

Investing Activities
Purchases of property, plant and equipment	(7,139)	(9,656)
Acquisition of Fleet escrow receipt	—	970
Proceeds from divestiture	65,912	—
Net cash provided by (used in) investing activities	58,773	(8,686)

Financing Activities
Term loan repayments	(155,000)	(125,000)
Borrowings under revolving credit agreement	45,000	20,000
Repayments under revolving credit agreement	(45,000)	(40,000)
Proceeds from exercise of stock options	2,931	1,466
Fair value of shares surrendered as payment of tax withholding	(2,281)	(1,075)
Repurchase of common stock	(49,978)	—
Net cash used in financing activities	(204,328)	(144,609)

Effects of exchange rate changes on cash and cash equivalents	(758)	1,144
(Decrease) increase in cash and cash equivalents	(7,876)	3,521
Cash and cash equivalents - beginning of period	32,548	41,855
Cash and cash equivalents - end of period	$24,672	$45,376

Interest paid	$69,955	$73,779
Income taxes paid	$19,070	$16,861
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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2019) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

The effects of this recently adopted accounting pronouncement to our consolidated balance sheet as of April 1, 2018 are as follows:

(In thousands)	Balance March 31, 2018	New Revenue Standard Adjustment	Balance April 1, 2018
Accounts receivable, net	$140,881	$5,438	$146,319
Inventories	118,547	(1,768)	116,779
Other accrued liabilities	52,101	1,926	54,027
Deferred income tax liabilities	442,518	401	442,919
Retained earnings	736,277	1,343	737,620

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 14 for a discussion of the Tax Act and the impact it has had, and may have, on our business and financial results. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have early adopted ASU 2018-02, and the adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted this standard effective April 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, to clarify that receivables arising from operating leases are not within the scope of the credit loss standard, but should be accounted for in accordance with the lease standard. The amendments to this update are effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. In July 2018, further guidance on this topic was issued with ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance in ASU 2016-02, and with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method to adopt the new lease standard as well as a practical expedient. The required effective dates for the amendments issued in July 2018 are the same as those for Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to address certain issues facing lessors when applying Topic 842. This update is effective for us upon adoption of Topic 842. We plan to adopt the standard on April 1, 2019.  We are in the process of aggregating and evaluating our lease arrangements.  We expect that adoption of this standard will result in a material increase in lease-related assets and liabilities recognized on our Consolidated Balance Sheet, but we are unable to quantify the impact at this time.

2.    Revenue Recognition

Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in three segments: North American OTC Healthcare, International OTC Healthcare, and Household Cleaning (prior to the sale of this segment on July 2, 2018). The segments are based on differences in the nature of products and geographical area. The North America and International OTC Healthcare segments market a variety of personal care and over-the-counter products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. Prior to its sale, the Household Cleaning segment focused on the sale of cleaning products. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

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

We expense incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place.

We account for shipping and handling costs as fulfillment activities and therefore recognize them upon shipment of goods.

The impact of adopting ASC 606 on our Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
(In thousands)	As Reported	Impact of Change	Without Adoption of ASC 606	As Reported	Impact of Change	Without Adoption of ASC 606
Total revenues	$241,414	$13,618	$255,032	$734,751	$(8,492)	$726,259
Cost of sales	$102,179	$5,140	$107,319	$317,421	$(3,256)	$314,165
Total operating expenses	$61,694	$391	$62,085	$196,378	$(188)	$196,190
Income before income taxes	$50,996	$8,087	$59,083	$140,975	$(5,048)	$135,927
Provision (benefit) for income taxes	$12,829	$2,038	$14,867	$37,501	$(1,714)	$35,787
Net income	$38,167	$6,049	$44,216	$103,474	$(3,334)	$100,140

3.    Divestiture

On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment.

As a result of this transaction, we received proceeds of approximately $65.9 million and recorded a pre-tax gain on sale of $1.3 million. The net proceeds were used to repay debt.

The following table sets forth the components of the assets sold and the pre-tax gain recognized on the sale in July 2018:

(In thousands)	July 2, 2018
Components of assets sold:
Inventory	$6,644
Property, plant and equipment, net	653
Goodwill	6,245
Intangible assets, net	49,315
Assets sold	62,857
Total purchase price received	65,912
(3,055)
Costs to sell	1,771
Pre-tax gain on divestiture	$(1,284)

4.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2018	March 31, 2018
Components of Inventories
Packaging and raw materials	$16,834	$13,112
Work in process	307	157
Finished goods	103,227	105,278
Inventories	$120,368	$118,547

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $3.3 million and $4.2 million at December 31, 2018 and March 31, 2018, respectively, related to obsolete and slow-moving inventory.

5.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance - March 31, 2018
Goodwill	$711,104	$32,919	$71,405	$815,428
Accumulated impairment loss	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2018	580,934	32,919	6,245	620,098
2019 Reductions:
Goodwill	—	—	(71,405)	(71,405)
Accumulated impairment loss	—	—	65,160	65,160
Effects of foreign currency exchange rates	—	(1,897)	—	(1,897)
Balance - December 31, 2018
Goodwill	711,104	31,022	—	742,126
Accumulated impairment loss	(130,170)	—	—	(130,170)
Balance - December 31, 2018	$580,934	$31,022	$—	$611,956

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

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. At February 28, 2018, during our annual test for goodwill impairment, there were no indicators of impairment under the analysis. Accordingly, no impairment charge was recorded in fiscal 2018. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2018, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future. As of December 31, 2018, no events have occurred that would indicate potential impairment of goodwill.

6.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2018	$2,490,303	$441,314	$2,931,617
Reductions	(30,562)	(34,889)	(65,451)
Effects of foreign currency exchange rates	(6,921)	(383)	(7,304)
Balance — December 31, 2018	2,452,820	406,042	2,858,862

Accumulated Amortization
Balance — March 31, 2018	—	150,701	150,701
Additions	—	16,548	16,548
Reductions	—	(16,136)	(16,136)
Effects of foreign currency exchange rates	—	(76)	(76)
Balance — December 31, 2018	—	151,037	151,037

Intangible assets, net — December 31, 2018	$2,452,820	$255,005	$2,707,825

As discussed in Note 3, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased our indefinite-lived intangibles by $30.5 million and our net finite-lived trademarks by $18.8 million.

Amortization expense was $5.3 million and $16.5 million for the three and nine months ended December 31, 2018, respectively, and $5.8 million and $17.5 million for the three and nine months ended December 31, 2017, respectively.  Based on our amortizable intangible assets as of December 31, 2018, amortization expense is expected to be approximately $5.4 million for the remainder of fiscal 2019, $21.5 million in fiscal 2020, $21.0 million in fiscal 2021 and $20.6 million in each of fiscal 2022, 2023 and 2024.

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

As of December 31, 2018, no events have occurred that would indicate further potential impairment of intangible assets.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2018	March 31, 2018
Accrued marketing costs	$31,084	$21,473
Accrued compensation costs	8,844	10,591
Accrued broker commissions	2,009	1,487
Income taxes payable	6,218	1,901
Accrued professional fees	1,820	2,244
Accrued production costs	5,503	7,392
Other accrued liabilities	10,704	7,013
	$66,182	$52,101

8.    Long-Term Debt

At December 31, 2018, we had $75.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $89.6 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2018	March 31, 2018
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a floor of 1.00%, due on January 26, 2024.	783,000	938,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	75,000	75,000
Long-term debt	1,858,000	2,013,000
Less: unamortized debt costs	(15,712)	(20,048)
Long-term debt, net	$1,842,288	$1,992,952

As of December 31, 2018, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2019 (remaining three months ending March 31, 2019)	$—
2020	—
2021	—
2022	475,000
2023	—
Thereafter	1,383,000
$1,858,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these borrowings at December 31, 2018 and March 31, 2018.

	December 31, 2018		March 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$582,000	$600,000	$610,500
2013 Senior Notes	400,000	391,000	400,000	402,000
2012 Term B-5 Loans	783,000	749,723	938,000	939,173
2012 ABL Revolver	75,000	75,000	75,000	75,000

At December 31, 2018 and March 31, 2018, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2018.

During the three months ended December 31, 2018 and 2017, we made no repurchases of common stock. During the nine months ended December 31, 2018 and 2017, we repurchased 68,939 shares and 20,549 shares, respectively, of common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the nine months ended December 31, 2018 and 2017 were at an average price of $33.09 and $52.33, respectively. All of the repurchased shares have been recorded as treasury stock.

During the nine months ended December 31, 2018, we also repurchased 1,449,750 shares of our common stock in conjunction with our share repurchase program. The repurchases were at an average price of $34.47 per share, totaled $50.0 million, and have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2018 and March 31, 2018:

(In thousands)	December 31, 2018	March 31, 2018
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(27,537)	$(20,398)
Unrecognized net gain on pension plans	1,083	1,083
Accumulated other comprehensive loss, net of tax	$(26,454)	$(19,315)

As of December 31, 2018 and March 31, 2018, no amounts were reclassified from accumulated other comprehensive income into earnings.

12.    Earnings Per Share

Basic earnings per share is computed based on income available to common stockholders and the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units ("RSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and nonvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and RSUs has an anti-dilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income	$38,167	$314,793	$103,474	$379,257

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,881	53,129	52,119	53,089
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	321	414	312	442
Denominator for diluted earnings per share	52,202	53,543	52,431	53,531

Earnings per Common Share:
Basic earnings per share	$0.74	$5.93	$1.99	$7.14

Diluted earnings per share	$0.73	$5.88	$1.97	$7.08

For the three months ended December 31, 2018 and 2017, there were 0.4 million and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2018 and 2017, there were 0.5 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and nine months ended December 31, 2018, pre-tax share-based compensation costs charged against income were $1.9 million and $6.2 million, respectively, and the related income tax benefit recognized was $0.3 million and $1.1 million, respectively. During the three and nine months ended December 31, 2017, pre-tax share-based compensation costs charged against income were $2.2 million and $6.9 million, respectively, and the related income tax recognized was an expense of $0.1 million and a benefit of $1.4 million, respectively.

At December 31, 2018, there were $7.6 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.0 year.  The total fair value of options and RSUs vested during the nine months ended December 31, 2018 and 2017 was $12.0 million and $6.8 million, respectively.  For the nine months ended December 31, 2018 and 2017, we received cash from the exercise of stock options of $2.9 million and $1.5 million, respectively. For the nine months ended December 31, 2018 and 2017, we realized $1.3 million and $1.1 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At December 31, 2018, there were 1.8 million shares available for issuance under the Plan.

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

Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017 and 2018, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the (i) director's death, (ii) director's disability or (iii) six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2017
Vested and nonvested at March 31, 2017	350.1	$39.29
Granted	105.8	55.61
Vested and issued	(53.3)	34.30
Forfeited	(8.8)	48.49
Vested and nonvested at December 31, 2017	393.8	44.14
Vested at December 31, 2017	90.5	29.88

Nine Months Ended December 31, 2018
Vested and nonvested at March 31, 2018	393.5	$44.13
Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and nonvested at December 31, 2018	413.0	36.58
Vested at December 31, 2018	113.2	31.05

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

The weighted average grant-date fair values of the options granted during the nine months ended December 31, 2018 and 2017 were $10.22 and $21.20, respectively.

	Nine Months Ended December 31,
	2018	2017
Expected volatility	29.6%	35.2%
Expected dividends	$—	$—
Expected term in years	6.0	6.0
Risk-free rate	2.9%	2.2%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2017
Outstanding at March 31, 2017	772.3	$37.70
Granted	182.8	56.11
Exercised	(51.0)	28.76
Forfeited or expired	(22.1)	48.15
Outstanding at December 31, 2017	882.0	41.77	7.2	$7,019
Exercisable at December 31, 2017	502.9	32.50	6.1	$6,884

Nine Months Ended December 31, 2018
Outstanding at March 31, 2018	873.2	$41.79
Granted	294.5	29.46
Exercised	(97.7)	30.02
Forfeited or expired	(125.4)	47.16
Outstanding at December 31, 2018	944.6	38.45	7.2	$2,477
Exercisable at December 31, 2018	499.4	37.87	5.8	$2,076

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2018 was $0.8 million.

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

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were 25.2% and (446.1)% for the three months ended December 31, 2018 and 2017, respectively. The effective rates used in the calculation of income taxes were 26.6% and (137.6)% for the nine months ended December 31, 2018 and 2017, respectively. The increases in the effective tax rates for the three and nine months ended December 31, 2018 versus the respective prior year periods were primarily related to the Tax Act being enacted in the prior year periods, which included a one-time gain as discussed above.

The balance in our uncertain tax liability was $9.8 million at December 31, 2018 and $10.8 million at March 31, 2018. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  We did not incur any material interest or penalties related to income taxes in any of the periods presented.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Interest cost	$599	$631	$1,819	$1,894
Expected return on assets	(767)	(725)	(2,303)	(2,176)
Net periodic benefit income	$(168)	$(94)	$(484)	$(282)

During the nine months ended December 31, 2018, we contributed $0.3 million to our non-qualified defined benefit plan and $1.0 million to the qualified defined benefit plan. During the remainder of fiscal 2019, we expect to contribute an additional $0.1 million to our non-qualified plan and make no contributions to the qualified plan.

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

17.    Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 3).  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels.  During the three and nine months ended December 31, 2018, approximately 41.7% and 42.8%, respectively, of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2017, approximately 39.9% and 41.2%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 22.3% and 23.5%, respectively, of our gross revenues for the three and nine months ended December 31, 2018. For the three and nine months ended December 31, 2017, Walmart accounted for approximately 21.4% and 24.0%, respectively, of our gross revenues. The gross revenues for Walmart are included in our North American OTC Healthcare segment and Household Cleaning segment (prior to the sale of our Household Cleaning segment on July 2, 2018).

Our product distribution in the United States is managed by a third party through one primary distribution center near St. Louis, Missouri, and we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. A serious disruption, caused by performance or contractual issues with the third party distribution manager or by earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. Any disruption as a result of third party performance at our distribution center could result in increased costs, expense, shipping times, customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of our products, which would also limit our ability to provide products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our primary distribution center, the third party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2018, we had relationships with 112 third-party manufacturers.  Of those, we had long-term contracts with 33 manufacturers that produced items that accounted for approximately 60.4% of gross sales for the nine months ended December 31, 2018. At December 31, 2017, we had relationships with 114 third-party manufacturers.  Of those, we had long-term contracts with 46 manufacturers that produced items that accounted for approximately 74.2% of gross sales for the nine months ended December 31, 2017. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$216,776	$24,638	$—	$241,414
Cost of sales	91,594	10,585	—	102,179
Gross profit	125,182	14,053	—	139,235
Advertising and promotion	30,316	4,188	—	34,504
Contribution margin	$94,866	$9,865	$—	104,731
Other operating expenses				27,190
Operating income				77,541
Other expense				26,545
Income before income taxes				50,996
Provision for income taxes				12,829
Net income				$38,167
* Intersegment revenues of $1.3 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$647,501	$67,439	$19,811	$734,751
Cost of sales	272,754	28,079	16,588	317,421
Gross profit	374,747	39,360	3,223	417,330
Advertising and promotion	96,899	11,328	430	108,657
Contribution margin	$277,848	$28,032	$2,793	308,673
Other operating expenses				87,721
Operating income				220,952
Other expense				79,977
Income before income taxes				140,975
Provision for income taxes				37,501
Net income				$103,474
* Intersegment revenues of $5.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$225,695	$25,717	$19,203	$270,615
Cost of sales	95,164	10,511	17,266	122,941
Gross profit	130,531	15,206	1,937	147,674
Advertising and promotion	30,794	4,544	497	35,835
Contribution margin	$99,737	$10,662	$1,440	111,839
Other operating expenses				27,949
Operating income				83,890
Other expense				26,251
Income before income taxes				57,639
Benefit for income taxes				(257,154)
Net income				$314,793
* Intersegment revenues of $1.9 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$656,812	$67,572	$60,830	$785,214
Cost of sales	268,849	29,757	51,360	349,966
Gross profit	387,963	37,815	9,470	435,248
Advertising and promotion	98,666	11,827	1,474	111,967
Contribution margin	$289,297	$25,988	$7,996	323,281
Other operating expenses				84,711
Operating income				238,570
Other expense				78,922
Income before income taxes				159,648
Benefit for income taxes				(219,609)
Net income				$379,257
* Intersegment revenues of $5.6 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,325	$136	$—	$29,461
Cough & Cold	27,137	4,584	—	31,721
Women's Health	60,946	3,306	—	64,252
Gastrointestinal	30,737	10,321	—	41,058
Eye & Ear Care	23,352	3,164	—	26,516
Dermatologicals	21,508	470	—	21,978
Oral Care	22,177	2,656	—	24,833
Other OTC	1,594	1	—	1,595
Household Cleaning	—	—	—	—
Total segment revenues	$216,776	$24,638	$—	$241,414

	Nine Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$86,221	$418	$—	$86,639
Cough & Cold	63,843	15,489	—	79,332
Women's Health	186,037	8,833	—	194,870
Gastrointestinal	94,065	24,261	—	118,326
Eye & Ear Care	73,669	8,778	—	82,447
Dermatologicals	71,968	1,607	—	73,575
Oral Care	67,516	8,050	—	75,566
Other OTC	4,182	3	—	4,185
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$647,501	$67,439	$19,811	$734,751

	Three Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$31,293	$160	$—	$31,453
Cough & Cold	28,761	4,331	—	33,092
Women's Health	63,107	2,940	—	66,047
Gastrointestinal	29,392	11,251	—	40,643
Eye & Ear Care	21,631	3,205	—	24,836
Dermatologicals	22,736	562	—	23,298
Oral Care	27,144	3,267	—	30,411
Other OTC	1,631	1	—	1,632
Household Cleaning	—	—	19,203	19,203
Total segment revenues	$225,695	$25,717	$19,203	$270,615

	Nine Months Ended December 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$89,931	$709	$—	$90,640
Cough & Cold	67,738	13,603	—	81,341
Women's Health	187,688	8,440	—	196,128
Gastrointestinal	88,145	25,123	—	113,268
Eye & Ear Care	69,437	8,850	—	78,287
Dermatologicals	72,688	1,587	—	74,275
Oral Care	77,026	9,256	—	86,282
Other OTC	4,159	4	—	4,163
Household Cleaning	—	—	60,830	60,830
Total segment revenues	$656,812	$67,572	$60,830	$785,214

Our total segment revenues by geographic area are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
United States	$204,943	$232,583	$632,183	$682,928
Rest of world	36,471	38,032	102,568	102,286
Total	$241,414	$270,615	$734,751	$785,214

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

December 31, 2018	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$580,934	$31,022	$—	$611,956

Intangible assets
Indefinite-lived	2,375,735	77,085	—	2,452,820
Finite-lived, net	249,637	5,368	—	255,005
Intangible assets, net	2,625,372	82,453	—	2,707,825
Total	$3,206,306	$113,475	$—	$3,319,781

March 31, 2018	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
(In thousands)
Goodwill	$580,934	$32,919	$6,245	$620,098

Intangible assets
Indefinite-lived	2,375,736	84,006	30,561	2,490,303
Finite-lived, net	265,356	6,068	19,189	290,613
Intangible assets, net	2,641,092	90,074	49,750	2,780,916
Total	$3,222,026	$122,993	$55,995	$3,401,014

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 32 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, reference to a year (e.g., 2019) refers to our fiscal year ended March 31 of that year.

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

Divestiture
On July 2, 2018, we entered into an Asset Purchase Agreement with KIK International LLC, pursuant to which we sold certain assets, including certain intellectual property rights, that represented our Household Cleaning segment. We received proceeds from the sale of $65.9 million and used the net proceeds to repay long-term debt in July 2018. As a condition of the agreement, we entered into a Transitional Services Agreement on July 2, 2018, under which we will provide certain services to KIK International LLC related to the transition of the business for a specified period of time.

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

Results of Operations

Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2018	%	2017	%	Amount	%
North American OTC Healthcare
Analgesics	$29,325	12.1	$31,293	11.6	$(1,968)	(6.3)
Cough & Cold	27,137	11.2	28,761	10.6	(1,624)	(5.6)
Women's Health	60,946	25.2	63,107	23.3	(2,161)	(3.4)
Gastrointestinal	30,737	12.7	29,392	10.9	1,345	4.6
Eye & Ear Care	23,352	9.7	21,631	8.0	1,721	8.0
Dermatologicals	21,508	8.9	22,736	8.4	(1,228)	(5.4)
Oral Care	22,177	9.2	27,144	10.0	(4,967)	(18.3)
Other OTC	1,594	0.7	1,631	0.6	(37)	(2.3)
Total North American OTC Healthcare	216,776	89.8	225,695	83.4	(8,919)	(4.0)

International OTC Healthcare
Analgesics	136	0.1	160	0.1	(24)	(15.0)
Cough & Cold	4,584	1.9	4,331	1.6	253	5.8
Women's Health	3,306	1.4	2,940	1.1	366	12.4
Gastrointestinal	10,321	4.3	11,251	4.1	(930)	(8.3)
Eye & Ear Care	3,164	1.3	3,205	1.2	(41)	(1.3)
Dermatologicals	470	0.2	562	0.2	(92)	(16.4)
Oral Care	2,656	1.1	3,267	1.2	(611)	(18.7)
Other OTC	1	—	1	—	—	—
Total International OTC Healthcare	24,638	10.2	25,717	9.5	(1,079)	(4.2)

Total OTC Healthcare	241,414	100.0	251,412	92.9	(9,998)	(4.0)
Household Cleaning	—	—	19,203	7.1	(19,203)	(100.0)
Total Consolidated	$241,414	100.0	$270,615	100.0	$(29,201)	(10.8)

Total segment revenues for the three months ended December 31, 2018 were $241.4 million, a decrease of $29.2 million, or 10.8%, versus the three months ended December 31, 2017. The $29.2 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $8.9 million, or 4.0%, during the three months ended December 31, 2018 versus the three months ended December 31, 2017. This decrease was primarily attributable to inventory reductions at certain key retailers.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $1.1 million, or 4.2%, during the three months ended December 31, 2018 versus the three months ended December 31, 2017. The decrease was primarily attributable to the effects of foreign currency exchange rates.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related revenues for the current period.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2018	%	2017	%	Amount	%
North American OTC Healthcare	$125,182	57.7	$130,531	57.8	$(5,349)	(4.1)
International OTC Healthcare	14,053	57.0	15,206	59.1	(1,153)	(7.6)
Household Cleaning	—	—	1,937	10.1	(1,937)	(100.0)
	$139,235	57.7	$147,674	54.6	$(8,439)	(5.7)

Gross profit for the three months ended December 31, 2018 decreased $8.4 million, or 5.7%, when compared with the three months ended December 31, 2017.  The decrease in gross profit was primarily due to the sale of our Household Cleaning segment and decreases in gross profit within the North American OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 57.7% during the three months ended December 31, 2018, compared to 54.6% during the three months ended December 31, 2017. The increase in gross profit as a percentage of revenues was primarily a result of lower gross margins associated with our divested Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $5.3 million, or 4.1%, during the three months ended December 31, 2018 versus the three months ended December 31, 2017. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.7% during the three months ended December 31, 2018 from 57.8% during the three months ended December 31, 2017, primarily due to increased costs related to the BC and Goody's packaging change.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $1.2 million, or 7.6%, during the three months ended December 31, 2018 versus the three months ended December 31, 2017. As a percentage of International OTC Healthcare revenues, gross profit decreased to 57.0% during the three months ended December 31, 2018 from 59.1% during the three months ended December 31, 2017, primarily due to product mix.

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

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2018	%	2017	%	Amount	%
North American OTC Healthcare	$94,866	43.8	$99,737	44.2	$(4,871)	(4.9)
International OTC Healthcare	9,865	40.0	10,662	41.5	(797)	(7.5)
Household Cleaning	—	—	1,440	7.5	(1,440)	(100.0)
	$104,731	43.4	$111,839	41.3	$(7,108)	(6.4)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $4.9 million, or 4.9%, during the three months ended December 31, 2018 versus the three months ended December 31, 2017. As a percentage of North American OTC Healthcare revenues, contribution margin decreased marginally to 43.8% during the three months ended December 31, 2018 from 44.2% during the three months ended December 31, 2017.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.8 million, or 7.5%, during the three months ended December 31, 2018 versus the three months ended December 31, 2017. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 40.0% during the three months ended December 31, 2018 from 41.5% during the three months ended December 31, 2017. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related contribution margin for the current period.

General and Administrative
General and administrative expenses were $20.5 million for the three months ended December 31, 2018 versus $20.8 million for the three months ended December 31, 2017. The decrease in general and administrative expenses was primarily due to decreases in acquisition costs, partly offset by increases in professional fees and franchise taxes.

Depreciation and Amortization
Depreciation and amortization expenses were $6.7 million for the three months ended December 31, 2018 versus $7.1 million for the three months ended December 31, 2017. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment.

Interest Expense
Interest expense was $26.4 million during the three months ended December 31, 2018, versus $26.0 million during the three months ended December 31, 2017. The average indebtedness decreased to $1.9 billion during the three months ended December 31, 2018 from $2.1 billion during the three months ended December 31, 2017. The average cost of borrowing increased to 5.6% for the three months ended December 31, 2018 from 4.9% for the three months ended December 31, 2017.

Income Taxes
The provision/benefit for income taxes during the three months ended December 31, 2018 was a provision of $12.8 million versus a benefit of $257.2 million during the three months ended December 31, 2017.  The effective tax rate during the three months ended December 31, 2018 was 25.2% versus (446.1)% during the three months ended December 31, 2017. The increase in the effective tax rate for the three months ended December 31, 2018 was primarily due to the Tax Act being enacted in the prior year period, which included a one-time gain as discussed above.

Results of Operations Nine Months Ended December 31, 2018 compared to the Nine Months Ended December 31, 2017

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2018 and 2017.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2018	%	2017	%	Amount	%
North American OTC Healthcare
Analgesics	$86,221	11.7	$89,931	11.5	$(3,710)	(4.1)
Cough & Cold	63,843	8.7	67,738	8.6	(3,895)	(5.8)
Women's Health	186,037	25.3	187,688	23.9	(1,651)	(0.9)
Gastrointestinal	94,065	12.8	88,145	11.2	5,920	6.7
Eye & Ear Care	73,669	10.0	69,437	8.9	4,232	6.1
Dermatologicals	71,968	9.8	72,688	9.3	(720)	(1.0)
Oral Care	67,516	9.2	77,026	9.8	(9,510)	(12.3)
Other OTC	4,182	0.6	4,159	0.5	23	0.6
Total North American OTC Healthcare	647,501	88.1	656,812	83.7	(9,311)	(1.4)

International OTC Healthcare
Analgesics	418	0.1	709	0.1	(291)	(41.0)
Cough & Cold	15,489	2.1	13,603	1.7	1,886	13.9
Women's Health	8,833	1.2	8,440	1.1	393	4.7
Gastrointestinal	24,261	3.3	25,123	3.2	(862)	(3.4)
Eye & Ear Care	8,778	1.2	8,850	1.1	(72)	(0.8)
Dermatologicals	1,607	0.2	1,587	0.2	20	1.3
Oral Care	8,050	1.1	9,256	1.2	(1,206)	(13.0)
Other OTC	3	—	4	—	(1)	(25.0)
Total International OTC Healthcare	67,439	9.2	67,572	8.6	(133)	(0.2)

Total OTC Healthcare	714,940	97.3	724,384	92.3	(9,444)	(1.3)
Household Cleaning	19,811	2.7	60,830	7.7	(41,019)	(67.4)
Total Consolidated	$734,751	100.0	$785,214	100.0	$(50,463)	(6.4)

Total segment revenues for the nine months ended December 31, 2018 were $734.8 million, a decrease of $50.5 million, or 6.4%, versus the nine months ended December 31, 2017. The $50.5 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $9.3 million, or 1.4%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017.  The decrease was primarily attributable to inventory reductions at certain key retailers.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment were approximately flat, decreasing $0.1 million, or 0.2%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017 and were impacted negatively by the effects of foreign currency exchange rates.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased $41.0 million, or 67.4%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017. The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2018	%	2017	%	Amount	%
North American OTC Healthcare	$374,747	57.9	$387,963	59.1	$(13,216)	(3.4)
International OTC Healthcare	39,360	58.4	37,815	56.0	1,545	4.1
Household Cleaning	3,223	16.3	9,470	15.6	(6,247)	(66.0)
	$417,330	56.8	$435,248	55.4	$(17,918)	(4.1)

Gross profit for the nine months ended December 31, 2018 decreased $17.9 million, or 4.1%, when compared with the nine months ended December 31, 2017.  The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment. As a percentage of total revenues, gross profit increased to 56.8% during the nine months ended December 31, 2018, from 55.4% during the nine months ended December 31, 2017. The increase in gross profit as a percentage of revenues was primarily a result of lower gross margins associated with our divested Household Cleaning segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $13.2 million, or 3.4%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.9% during the nine months ended December 31, 2018 from 59.1% during the nine months ended December 31, 2017, primarily due to higher distribution costs and increased costs related to the BC and Goody's packaging change.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $1.5 million, or 4.1%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017. As a percentage of International OTC Healthcare revenues, gross profit increased to 58.4% during the nine months ended December 31, 2018 from 56.0% during the nine months ended December 31, 2017, primarily due to product mix.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $6.2 million, or 66.0%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017.  The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2018	%	2017	%	Amount	%
North American OTC Healthcare	$277,848	42.9	$289,297	44.0	$(11,449)	(4.0)
International OTC Healthcare	28,032	41.6	25,988	38.5	2,044	7.9
Household Cleaning	2,793	14.1	7,996	13.1	(5,203)	(65.1)
	$308,673	42.0	$323,281	41.2	$(14,608)	(4.5)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $11.4 million, or 4.0%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.9% during the nine months ended December 31, 2018 from 44.0% during the nine months ended December 31, 2017. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $2.0 million, or 7.9%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017. As a percentage of International OTC Healthcare revenues, contribution margin increased to 41.6% during the nine months ended December 31, 2018 from 38.5% during the nine months ended December 31, 2017. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $5.2 million, or 65.1%, during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017.  The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

General and Administrative
General and administrative expenses were $68.5 million for the nine months ended December 31, 2018 versus $63.2 million for the nine months ended December 31, 2017. The increase in general and administrative expenses was primarily due to increased professional fees and increased costs in the current period associated with the sale of the Household Cleaning segment.

Depreciation and Amortization
Depreciation and amortization expenses were $20.5 million for the nine months ended December 31, 2018 and $21.5 million for the nine months ended December 31, 2017. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment.

Interest Expense
Interest expense was $79.5 million during the nine months ended December 31, 2018, versus $79.3 million during the nine months ended December 31, 2017. The average indebtedness decreased to $2.0 billion during the nine months ended December 31, 2018 from $2.2 billion during the nine months ended December 31, 2017. The average cost of borrowing increased to 5.4% for the nine months ended December 31, 2018 from 4.9% for the nine months ended December 31, 2017.

Income Taxes
The provision/benefit for income taxes during the nine months ended December 31, 2018 was a provision of $37.5 million versus a benefit of $219.6 million during the nine months ended December 31, 2017.  The effective tax rate during the nine months ended December 31, 2018 was 26.6% versus (137.6)% during the nine months ended December 31, 2017. The increase in the effective tax rate for the nine months ended December 31, 2018 was primarily due to the Tax Act being enacted in the prior year period, which included a one-time gain as discussed above.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchases and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months.

As of December 31, 2018, we had cash and cash equivalents of $24.7 million, a decrease of $7.9 million from March 31, 2018. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2018	2017	$ Change
Cash provided by (used in):
Operating Activities	$138,437	$155,672	$(17,235)
Investing Activities	58,773	(8,686)	67,459
Financing Activities	(204,328)	(144,609)	(59,719)
Effects of exchange rate changes on cash and cash equivalents	(758)	1,144	(1,902)
Net change in cash and cash equivalents	$(7,876)	$3,521	$(11,397)

Operating Activities
Net cash provided by operating activities was $138.4 million for the nine months ended December 31, 2018 compared to $155.7 million for the nine months ended December 31, 2017. The $17.2 million decrease was primarily due to the sale of our Household Cleaning segment.

Investing Activities
Net cash provided by investing activities was $58.8 million for the nine months ended December 31, 2018 compared to a use of cash of $8.7 million for the nine months ended December 31, 2017. The change was primarily due to proceeds from the divestiture of our Household Cleaning segment in the current period.

Financing Activities
Net cash used in financing activities was $204.3 million for the nine months ended December 31, 2018 compared to $144.6 million for the nine months ended December 31, 2017.  The change was primarily due to repayments of our Term Loan and the repurchase of shares of our common stock in conjunction with our share repurchase program in the current period.

Capital Resources

As of December 31, 2018, we had an aggregate of $1.9 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes, which mature on December 15, 2021;

•	$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024;

•	$783.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024; and

•	$75.0 million of borrowings under the 2012 ABL Revolver due January 26, 2022.

As of December 31, 2018, we had $89.6 million of an additional borrowing capacity under the 2012 ABL Revolver.

During the years ended March 31, 2018 and 2017, we made voluntary principal payments against outstanding indebtedness of $444.0 million and $175.5 million, respectively, under the 2012 Term Loan. During the nine months ended December 31, 2018, we made voluntary principal payments of $155.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of December 31, 2018, was $783.0 million. Since we have made optional payments that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2019 (remaining three months ending March 31, 2019)	$—
2020	—
2021	—
2022	475,000
2023	—
Thereafter	1,383,000
$1,858,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended December 31, 2018 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2018 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2018 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the credit agreement.

At December 31, 2018, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2019.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either December 31, 2018 or March 31, 2018 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2018, except as described in Note 2 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2018, we had variable rate debt of approximately $858.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2018 of approximately $2.2 million and $7.2 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2018, approximately 12.0% and 11.0%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2017, approximately 11.2% and 10.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2018 and 2017. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.6 million for the three months ended December 31, 2018 and approximately $3.8 million for the nine months ended December 31, 2018. It represented a less than 5% impact on pre-tax income of approximately $1.3 million for the three months ended December 31, 2017 and approximately $3.4 million for the nine months ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2018.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition or future results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 7, 2019	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005). *

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018). *

3.2	Amended and Restated Bylaws of Prestige Consumer Healthcare Inc., as amended, effective October 29, 2018.

10.1	Amended and Restated Executive Severance Plan adopted as of October 29, 2018. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2018). *

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
* Incorporated herein by reference.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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