Form 10-K
period 2019-03-31
Prestige Consumer Healthcare Inc.
filed 2019-05-13
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 001-32433

PRESTIGE CONSUMER HEALTHCARE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		20-1297589 (I.R.S. Employer Identification No.)
660 White Plains Road Tarrytown, New York 10591 (Address of Principal Executive Offices) (Zip Code)
(914) 524-6800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PBH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2018 was $1,953.7 million.
As of May 7, 2019, the registrant had 51,798,384 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	93

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	94
Item 14.	Principal Accounting Fees and Services	94

Part IV
Item 15.	Exhibits, Financial Statement Schedules	95
Item 16.	Form 10-K Summary	95

	TRADEMARKS AND TRADENAMES

Trademarks and tradenames used in this Annual Report on Form 10-K are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or tradenames when they appear in this Annual Report on Form 10-K.

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing;

•	Our inability to invest successfully in research and development to develop new products;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions and incidents levels affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand or branded competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third party manufacturers to produce many of the products we sell;

•	Our dependence on third party logistics providers to distribute our products to customers;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center or manufacturing facility;

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

•
Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results and/or changes in the discount rate used to value our brands;

•	Our dependence on key personnel;

•	Shortages of supply of sourced goods or interruptions in the distribution or manufacturing of our products;

•	The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;

•	Our level of indebtedness and possible inability to service our debt;

•	Our inability to obtain additional financing;

•	The restrictions imposed by our financing agreements on our operations; and

•	Changes in federal and state tax laws, including the Tax Cuts and Jobs Act.

For more information, see “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2019”) refers to our fiscal year ended March 31 of that year.

We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter (“OTC”) healthcare and, prior to the sale of our Household Cleaning segment on July 2, 2018, household cleaning products to mass merchandisers and drug, food, dollar, convenience and club stores, and ecommerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.  Our ultimate success is dependent on several factors, including our ability to:

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

We currently conduct our operations in two reportable segments: North American OTC Healthcare and International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018. Our business, business model, competitive strengths and growth strategy face various risks that are described in "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

Major Brands

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 78.6%, 79.1%, and 74.5% of our total revenues for 2019, 2018, and 2017, respectively.

Major Brands	Market Position	Market Segment(2)
North American and International OTC Healthcare:
BC®/Goody's (1)	#1	Analgesic Powders
Boudreaux's Butt Paste (1)	#4	Baby Ointments
Chloraseptic (1)	#1	Sore Throat Liquids/Lozenges
Clear Eyes (1)	#1	Eye Allergy/Redness Relief
Compound W (1)	#1	Wart Removal
Debrox (1)	#1	Ear Wax Removal
DenTek (1)	#2	PEG Oral Care
Dramamine (1)	#1	Motion Sickness Relief
Fess (4)	#1	Nasal Saline Spray
Fleet (1)	#1	Adult Enemas/Suppositories
Gaviscon (3)	#2	Upset Stomach Remedies
Hydralyte (4)	#1	Oral Rehydration
Luden's (1)	#3	Cough Drops
Monistat (1)	#1	Vaginal Anti-Fungal
Nix (1)	#1	Lice/Parasite Treatments
Pedia-Lax (1)	#1	Pediatric Laxatives
Summer's Eve (1)	#1	Feminine Hygiene

(1)
We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), an independent market research firm, for the 52-week period ended March 24, 2019. IRI reports total U.S. Multi-Outlet retail sales data in the food, drug and mass merchandise markets.

(2)	“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.

(3)
Gaviscon is distributed by us in Canada only, and the market information was generated by Nielsen, an independent third party market research firm for the 52-week period ending March 3, 2019. Figures represent national, all channel retail sales data in the food, drug, mass merchandise (including Walmart), general merchandise (including Dollarama), and warehouse club stores (including Costco). Data reported for warehouse club and general merchandise is calculated based on home scan panel data, and not direct point of sale data.

(4)
The brands from our Care Pharmaceuticals Pty. Ltd. subsidiary ("Care Pharma") includes the Fess line of cold/allergy and saline nasal health products, which is the leading saline spray for both adults and children in Australia, and Hydralyte, which is the leading OTC brand in oral rehydration in Australia. Market information was generated by IRI Aztec, an independent market research firm, for the 52-week period ending March 17, 2019.

Our products are sold through multiple channels, including mass merchandisers and drug, food, dollar, convenience and club stores and ecommerce channels, which reduces our exposure to any single distribution channel.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products.  As an example of this philosophy, in 2019 we launched a number of new products, including, but not limited to, Summer's Eve Fresh Cycle, Clear Eyes Advanced Dry & Itchy, DenTek Ultimate Guard, and Compound W Nitrofreeze. In 2018, we launched DenTek Comfort Picks, Summer's Eve Simply Coconut Water Wash and Dramamine-N Long Lasting Nausea Relief. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts may reduce sales of existing products within that brand.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we primarily outsource the operating elements of these functions to well-established third party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure with low overhead, limited working capital requirements, and minimal investment in capital expenditures, as evidenced by the following:

	Gross Margin %	G&A % To Total Revenues	CapEx % To Total Revenues
2019	56.9	9.2	1.1
2018	55.4	8.2	1.2
2017	56.7	10.1	0.3

In 2019, our gross margin percentage increased 150 basis points versus 2018, primarily as a result of the divestiture of our Household Cleaning segment which had lower gross margins. In 2018, our gross margin percentage decreased 130 basis points versus 2017, primarily as a result of higher distribution costs and the acquisition of C.B. Fleet Company, Inc. ("Fleet"), which has lower gross margins. General and administrative costs, as a percentage of total revenues, increased 100 basis points in 2019 versus 2018, primarily as a result of maintaining costs in the current period despite selling our Household Cleaning segment. General and administrative costs, as a percentage of total revenues, decreased 190 basis points in 2018 versus 2017, primarily as a result of higher acquisition and integration charges in 2017 related to our acquisition of Fleet. In 2019, our capital expenditures as a percentage of total revenues were relatively flat versus 2018, and increased 90 basis points in 2018 versus 2017 primarily due to capital expenditures related to our manufacturing facility in Lynchburg, Virginia, which was acquired in conjunction with our acquisition of Fleet.

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

Growth Strategy

In order to continue to enhance our brands and drive growth, we focus our growth strategy on the following core competencies:

•	Effective Marketing and Advertising;

•	Sales Excellence;

•	Extraordinary Customer Service;

•	Innovation and Product Development; and

•	Strategic Acquisitions/Capital Uses.

We execute this strategy through the following efforts:

•	Investments in Advertising and Promotion

We invest in advertising and promotion to drive the growth of our major brands and other significant brands, sometimes referred to as core brands, which are discussed on page 7 of this Annual Report on Form 10-K.  Our marketing strategy is focused primarily on consumer oriented initiatives that target consumers via mass media, digital marketing, in-store programming and coupons.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  Advertising and promotional spend on our top five selling brands was approximately 17.4% of the total revenues associated with these brands in 2019.

•	Growing our Categories and Market Share with Innovative New Products

One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  In 2019, we launched a number of new products, including, but not limited to, Summer's Eve Fresh Cycle, Clear Eyes Advanced Dry & Itchy and DenTek Ultimate Guard. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

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

International sales beyond the borders of North America represented 9.6%, 8.8% and 8.4% of total revenues in 2019, 2018, and 2017, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues will continue to grow.

A number of our other brands have previously been sold internationally, and we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

•	Pursuing Strategic Acquisitions

Acquisitions are an important part of our overall strategy for growing revenue.  We have a history of growth through acquisition, the most recent example being the acquisition of Fleet in January 2017 (see "Our History and Accomplishments" below). While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, strategic fit, availability of capital and relative cost are of the utmost importance in our decision to pursue such opportunities.  We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.

Market Position

During 2019, approximately 73.6% of our total revenues were from major brands with a number one or number two market position, compared with approximately 74.1% and 70.8% during 2018 and 2017, respectively.  In 2019, these brands included BC/Goody's, Chloraseptic, Clear Eyes, Compound W, Debrox, DenTek, Dramamine, Fess, Fleet, Gaviscon, Hydralyte, Monistat, Nix, Pedia-Lax, and Summer's Eve.

Our History and Accomplishments

Since our formation as a Delaware corporation in 1996, we have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies.  We engaged in strategic mergers and acquisitions as well as divestitures over the last three years as follows:

Acquisitions and Divestitures

On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment. As a result of this transaction, we recorded a pre-tax gain on sale of $1.3 million.

On January 26, 2017, the Company completed the acquisition of Fleet pursuant to a merger agreement, dated as of December 22, 2016, for $823.7 million. The purchase price was funded by available cash on hand, additional borrowings under our asset-based revolving credit facility (the "2012 ABL Revolver"), and a new $740.0 million senior secured incremental term loan under our existing term loan facility (the "2012 Term Loan"). As a result of the merger, we acquired women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia. The financial results from the Fleet acquisition are included in the Company's North American and International OTC Healthcare segments.

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

Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We had royalty agreements for the Comet® brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended those agreements, and we sold rights to use of the Comet® brand in certain Eastern European countries to a third party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived tradenames by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our royalty income was reduced accordingly. We sold the Comet® brand on July 2, 2018.

Products

After the sale of our Household Cleaning segment on July 2, 2018, we conduct our operations through two reportable segments:

•	North American OTC Healthcare; and

•	International OTC Healthcare.

Our portfolio of OTC Healthcare products includes the following major brands: DenTek specialty oral care products, Monistat women’s health products, Nix lice treatment products, Chloraseptic sore throat treatments, Clear Eyes eye care products, Compound W wart treatments, Luden's throat drops, Dramamine motion sickness treatments, BC and Goody's pain relievers, Debrox earwax remover, Pedia-Lax pediatric laxatives, Fleet laxatives, Summer's Eve women's health products, Boudreaux's Butt Paste diaper rash treatment and prevention products, Hydralyte for rehydration and electrolyte replacement, Fess nasal saline spray and Gaviscon antacid in Canada.

In 2019, the North American OTC Healthcare segments accounted for 88.4% of our net revenues, compared to 83.5% and 81.7% in 2018 and 2017, respectively. In 2019, the International OTC Healthcare segment accounted for 9.6% of our net revenues, compared to 8.8% and 8.3% in 2018 and 2017, respectively.

The following describes our major brands in the North American and International OTC Healthcare segments:

BC/Goody's
BC and Goody's powders compete in the $3.7 billion U.S. Adult Analgesic category. They are the top two U.S. OTC pain relief powder brands. Independently developed in North Carolina over 80 years ago, their unique form delivers fast pain relief. The combined brands are the number one Adult Internal Analgesic in U.S. convenience stores. BC is available in Original, Cherry, Arthritis and newer Sinus Pain & Congestion and Daytime Cough & Cold formulas. Goody's includes Original Extra Strength, Back & Body, PM, Cool Orange, Mixed Fruit Blast and the single dose liquid pain reliever, Headache Relief Shot.

Boudreaux's Butt Paste
Boudreaux's Butt Paste is the fourth largest brand in the $194.3 million Baby Ointments category. Boudreaux's products include various diaper rash ointments produced without unwanted ingredients.

Chloraseptic
Chloraseptic sprays were originally developed by a dentist in 1957 to relieve sore throats and mouth pain. Since then, Chloraseptic has expanded into the lozenge form, and is the only brand to offer sore throat relief in both product forms. Chloraseptic holds the position as the #1 Sore Throat Brand in the marketplace and was recently ranked as the #1 Doctor Recommended Sore Throat Remedy.

Clear Eyes
Clear Eyes has been marketed as an effective eye care product that helps eliminate redness and moisturize the eye.  Clear Eyes is among the leading brands in the U.S. OTC Personal Eye Care category and is the number one eye drop for Allergy/Redness Relief.

Compound W
Compound W has a long heritage, with its wart removal products having been introduced more than 50 years ago.  Compound W products are specially designed to provide relief from common and plantar warts and are sold in multiple forms of treatment depending on the consumer’s need, including Fast-Acting Liquid, Fast-Acting Gel, One Step Pads, Freeze Off and new Nitrofreeze™, the first over-the-counter nitrous oxide wart treatment, which penetrates deep to provide the highest cure rate in one treatment. Compound W is the number one U.S. pharmacist recommended wart remover according to Pharmacy Times. Additionally, Compound W is the number one wart removal brand in the United States.

Debrox
Debrox is the number one brand of U.S. OTC earwax removal aids. The product line consists of two items: an earwax removal kit containing liquid drops and an ear washer bulb, and a second item containing just the liquid drops as a refill. With Debrox, consumers have a safe, gentle method for removing earwax build up while in the privacy of their homes. Debrox is the number one recommended brand with pharmacists in the United States according to Pharmacy Times.

DenTek
DenTek is the number two brand in the Peg Oral Care market and includes floss picks, interdental brushes, dental guards, dental repair and wax, floss threaders, dental picks, and tongue cleaners.

Dramamine
Dramamine is the number one brand and the number one pharmacist recommended brand, according to Pharmacy Times, in the $113.1 million U.S. Motion Sickness Relief category. The product line includes Dramamine Non-Drowsy Naturals, Dramamine for Kids, a less drowsy formula and a chewable form, in addition to the top selling Dramamine original product.

Fess
In the Australia market, Fess is currently the leading brand in the Nasal Saline Spray market.

Fleet
Fleet is the number one brand in the U.S. Laxative-Enema/Suppositories category. First sold in 1869, Fleet products include enemas and suppositories.

Gaviscon
Gaviscon is currently the number two brand in the $176.9 million Canadian Upset Stomach Remedies category. Gaviscon's success is partly attributed to a differentiated method of action versus traditional antacid products, as it creates a foam barrier to keep stomach acid from backing up into the esophagus.

Hydralyte
Hydralyte is the leading OTC brand in the Oral Rehydration market in Australia.

Luden's
For over 130 years, Luden's has been offering products to sooth irritated throats. Luden’s Wild Cherry throat drops are the number one selling drop in the U.S. (based on units). Luden's drops come in a variety of flavors including Wild Cherry, Watermelon and Honey Lemon.

Monistat
Monistat, the number one gynecologist recommended U.S. OTC brand for yeast infection treatment, is currently the second largest selling brand in the Company.  It is also the number one brand in the U.S. Vaginal Treatments/Anti-Fungal category.  The active ingredient in Monistat, miconazole, relieves yeast infection symptoms four times faster than the leading prescription pill.  Monistat is available in 3 different doses: 1-day maximum strength, 3-day and 7-day. It is available in four different forms: ovule, cream, ointment, and suppository.  The Monistat® Care™ line of products includes an Instant Itch Relief Cream, Instant Itch Relief Spray, Vaginal Health Test, Chafing Relief Powder Gel®, Stay Fresh Feminine Freshness Gel and Cooling Cloths.

Nix
Nix is the number one brand in the U.S. Lice/Parasite Treatments category, driven by Nix Ultra.  Nix Ultra kills lice and eggs, including pesticide-resistant “super” lice.  It is safe for use on children as young as 2 years old and is the number one recommended brand for lice treatments according to Pharmacy Times.

Pedia-Lax
Pedia-Lax is the number one brand in the $29.7 million Pediatric Laxatives category.

Summer's Eve
Summer's Eve is the largest selling brand in the Company and the number one brand in the $321.2 million Feminine Hygiene category. Summer's Eve offers a variety of feminine hygiene products including washes, cloths, sprays and powders.

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing strategy is based on the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products, and the execution of support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands with the most impactful, consumer-relevant initiatives that we believe have the greatest opportunities for growth and financial success.  Brand priorities vary from year-to-year.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 25 domestic customers.  We also contract with third party sales management enterprises that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience and club stores, and ecommerce channels.  The following table sets forth the percentage of gross sales for our domestic customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2019	2018	2017
Mass	37.4	37.2	30.9
Drug	26.4	24.6	22.8
Food	15.5	15.8	16.5
Dollar	6.8	9.0	9.8
Convenience	4.0	3.2	7.0
Club	1.6	1.6	3.0
Other	8.3	8.6	10.0

(1)	Includes estimates for some of our wholesale customers that service more than one distribution channel.

Due to the diversity of our product lines, we believe that each of these channels is important to our business, and we continue to seek opportunities for growth in each channel.

During 2019, 2018, and 2017, Walmart accounted for approximately 23.7%, 23.8%, and 21.1%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.

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

The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Distribution Channel	Customers	Distribution Channel	Customers
Mass	Meijer	Drug	CVS
	Target		Rite Aid
	Walmart		Walgreens

Food	Ahold/Delhaize	Dollar	Dollar General
	Kroger		Dollar Tree
	Publix		Family Dollar
Albertson's/Safeway
	Wakefern	Club	BJ’s Wholesale Club
	HEB		Costco
	Wegman's		Sam’s Club

Convenience	McLane	Ecommerce	Amazon
HT Hackney
Core Mark

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third party manufacturers fulfill most of our manufacturing needs.  We have found that contract manufacturing often maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance, and (v) competitive pricing.  We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

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

At March 31, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 33 manufacturers that produced items that accounted for approximately 65.6% of our gross sales for 2019, compared to 46 manufacturers with long-term contracts that accounted for approximately 73.6% of our gross sales in 2018.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

At March 31, 2019, suppliers for our key brands included Contract Pharmacal Corporation, Bestco, Inc., Aspen Pharmacare, Fareva Richmond, Inc., Denison Pharmaceuticals, and Tower Laboratories Ltd. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the capabilities of the third party manufacturer and the products being supplied.  These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced.  The purchase price of products is subject to change pursuant to the terms of these agreements due to fluctuations in raw material, packaging and labor costs.  Other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments.

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

We currently manage product distribution in the continental United States primarily through one facility, which is owned and operated by a third party provider. On May 13, 2019, we entered into an agreement with a second third party logistics provider, and we intend to transition to a facility managed by a new warehouse provider. Our current U.S. warehouse provider provides, and our new warehouse provider will provide, warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) carrier claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) freight payment services.

Competition

The business of selling brand name consumer products in the OTC Healthcare category is highly competitive.  This market includes numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  In addition, like most companies that market products in this category, we are experiencing increased competition from “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict the extent to which consumers will purchase “private label” products as an alternative to branded products.

Our principal competitors include Johnson & Johnson, The Procter & Gamble Company, Reckitt Benckiser, Mondelez International, GlaxoSmithKline - Memphis, Sunstar America, Inc., Pfizer, Novartis Consumer Healthcare, Combe, Bayer and Boehringer Ingelheim.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our Regulatory Team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third party manufacturers and our own manufacturing operation on quality-related matters, while we monitor our third party manufacturers' compliance with FDA and foreign regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of the highest quality and in compliance with known regulatory requirements.  If the FDA or a foreign governmental authority chooses to audit a particular third party manufacturing facility, we require the third party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales.

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

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through a system that may involve pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

Certain of our products are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act ("FDC Act") and the Fair Packaging and Labeling Act. FDA does not require pre-market clearance but seeks to insure the products are not adulterated or misbranded.

In accordance with the FDC Act and FDA regulations, we and our third party manufacturers of U.S. products must also comply with the FDA’s current Good Manufacturing Practices (“GMPs”).  The FDA inspects our facilities and those of our third party manufacturers periodically to determine that both we and our third party manufacturers are complying with GMPs.

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

Nix Lice Control Spray is considered a pesticide under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA. Pesticides under FIFRA are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our EPA registered products are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most significant registered trademarks we own in the United States and/or Canada:  BC, Beano, Boudreaux's Butt Paste, Chloraseptic, Clear Eyes, Compound W, Debrox, DenTek, Dramamine, Fleet, Freeze Off, Gaviscon, Goody's, Little Remedies, Luden's, Monistat, Nix, Summer's Eve and The Doctor’s NightGuard.

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

We do not own all of the intellectual property rights applicable to our products.  In those cases where our third party manufacturers own patents that protect our products, we are dependent on them as a source of supply for our products. In addition, we rely on our suppliers for their enforcement of their intellectual property rights against infringing products.

Seasonality
The first quarter of our fiscal year generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products and Compound W.  The level of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products, such as Chloraseptic, Little Remedies, and Luden's, during the fourth quarter cough and cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 520 full time and no part time individuals at March 31, 2019. Of our approximately 520 employees, approximately 390 are non-production employees.  None of our employees are a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders
We define backlog as orders with requested delivery dates requiring shipment prior to March 31st that were not shipped as of March 31st. We had no significant backlog orders at March 31, 2019 or 2018.

Available Information
Our Internet address is www.prestigeconsumerhealthcare.com.  We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as the Proxy Statement for our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference, including any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Prestige Consumer Healthcare Inc.
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

The business of selling brand name consumer products in the OTC Healthcare category is highly competitive.  This market includes numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions.  If this were to occur, it could have a material adverse effect on our financial condition and results of operations.

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

We compete for consumers’ attention based on a number of factors, including brand recognition, product quality, performance, value to consumers, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. Our markets are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  New product innovations by our competitors or our failure to develop new products or the failure of a new product launch by the Company, could have a material adverse effect on our business, financial condition and results of operations. If our advertising, marketing and promotional programs are not effective, our sales may decline. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results of operations.

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

During 2019, one customer, Walmart, which accounted for approximately 23.7% of our gross sales, was our only customer that accounted for more than 10% of our gross revenues.  We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales.  The loss of one or more of these top customers, or any significant decrease in sales to these customers based on changes in their strategies including a reduction in the number of brands they carry, the amount of shelf space they dedicate to store brand products, inventory management, or a significant decrease in our retail display space in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results of operations.

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

We primarily depend on third party manufacturers to produce the products we sell.  If we are unable to maintain these manufacturing relationships or fail to enter into additional relationships, as necessary, we may be unable to meet customer demand and our business, sales and profitability could suffer as a result.

Many of our products are produced by a limited number of third party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, our sales would decrease materially and our business would suffer.  In the event that our primary third party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships.  Because of the unique manufacturing requirements of certain products, the Company may be unable to qualify new suppliers in a timely way or at the quantities, quality and price levels needed. From time to time, certain of the Company's manufacturers have had difficulty meeting demand, which can cause shortages of our products. In such instances, we may not be able to identify or qualify secondary manufacturers for such products in a timely manner, and such manufacturers may not allocate sufficient capacity to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace. In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, which could damage our reputation and result in lost customers and sales, and could have a material adverse effect on our business, financial condition and results of operations.

The manufacturers we use have and continue to increase the cost of many of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  Increased costs could also have a material adverse effect on our financial condition and results of operations.

At March 31, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 33 manufacturers that produced items that accounted for approximately 65.6% of our gross sales for 2019, compared to 46 manufacturers with long-term contracts that produced approximately 73.6% of gross sales in 2018.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

Disruption in our third party distribution centers or our Virginia manufacturing facility may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

Our product distribution in the United States is currently managed by a third party through one primary distribution center near St. Louis, Missouri, and with the acquisition of Fleet, we now operate one manufacturing facility located in Lynchburg, Virginia, which manufactures products comprising approximately 14.0% of our gross revenues. On May 13, 2019, we entered into an agreement with a second third party logistics provider for a warehouse and we intend to transition to this facility, which will be managed by a new logistics provider. A serious disruption, caused by performance or contractual issues with a third party distribution manager or by earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. For example, we previously identified the integration of Fleet as one factor that could create significant disruption. We also reported in 2017, that our current third party distribution manager experienced a high rate of employee turnover and a tightened freight carrier market that caused us to experience significantly increased warehouse and shipping costs. Any disruption as a result of business integration, transition of our distribution center to the new third party manager or new location, or third party performance at our distribution centers could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Fleet manufacturing facility could materially impair our ability to manufacture many of the Fleet products, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost. We could also incur significantly higher costs and experience longer lead times should we be required to reopen or replace our distribution centers, the third party distribution managers or the manufacturing facility. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

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

During 2019, 2018, and 2017, approximately 9.6%, 8.8% and 8.4%, respectively, of our total revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third party manufacturers are located outside the United States. Risks of doing business internationally include:

•	Political instability or declining economic conditions in the countries or regions where we operate that adversely affect sales of our products;

•	Currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

•
Fluctuating foreign exchange rates that result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third party manufacturers;

•	Compliance with laws and regulations concerning ethical business practices;

•	Trade restrictions and exchange controls;

•	Difficulties in staffing and managing international operations;

•	Difficulty in protecting our intellectual property rights in these markets; and

•	Increased costs of compliance with general business and tax regulations in these countries or regions.

As our operations grow internationally, we become increasingly dependent on foreign distributors and sales agents for compliance and adherence to foreign laws and regulations that we may not be familiar with, and we cannot be certain that these distributors and sales agents will adhere to such laws and regulations or adhere to our business practices and policies. Any violation of laws and regulations by foreign distributors or sales agents or a failure of foreign distributors or sales agents to comply with applicable business practices and policies could result in legal or regulatory sanctions or potentially damage our reputation. If we fail to manage these risks effectively, we may not be able to grow our international operations, and our business and results of operations may be materially adversely affected.
In addition, the United Kingdom (the “UK”) potential exit from the European Union (commonly referred to as “Brexit”), has caused and is likely to continue to cause volatility in exchange rates and on market conditions in the UK and the European Union, as well as global economic uncertainty and volatility. The effects of Brexit will depend on any agreements the UK ultimately makes to retain access to the European Union markets, but such agreements could disrupt trade and the free movement of goods, services and people between the UK and the European Union. Our operations in the UK represent less than 1% of our total revenues. The potential implications of Brexit could have an adverse impact on our business and results of operations.

Consumption trends for our products may not correlate to our results of operations.

We regularly review consumption levels for our core brands to provide an indication of the strength of our expected results of operations. Total company consumption is based on domestic IRI multi-outlet + C-Store retail sales for the relevant period, direct point of sales consumption for certain untracked channels in North America for leading retailers, Australia consumption based on IMS data, and other international net revenues as a proxy for consumption. Our calculation of consumption levels may not accurately reflect actual retail consumption, given the limitations of the IRI data with respect to Amazon, Costco and international sales. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space. For example, we have previously reported that consumption gains have been offset by inventory reductions at key retailers, and we expect that trend to continue. As a result, consumption trends may not accurately reflect trends in our results of operations.

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

The formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC and CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold.  The FDC Act and FDA regulations require that the manufacturing processes of our facilities and third party manufacturers of U.S. products must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with GMPs. The health regulatory bodies of other countries have their own regulations and standards, which may or may not be consistent with the U.S. FDA GMPs.  A history of general compliance in the past is not a guarantee that future GMPs will not mandate other compliance steps and associated expense.

If we or our third party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results of operations.  In addition, we could be required to:

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

In addition, although we maintain, and require our suppliers and third party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our financial condition.  In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products.  In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement and will have to develop or obtain rights to use other intellectual property.  Similarly, our rights could be reduced if the applicable licensor or third party manufacturer fails to maintain or protect the licensed intellectual property because, in such event, our competitors could obtain the right to use the intellectual property without restriction.  If this were to occur, we might not be able to develop or obtain replacement intellectual property in a timely or cost effective manner.  Additionally, any modified products may not be well-received by customers.  The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our sales due to our failure to meet consumer demand for the affected products or require us to incur costs for the development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, development of replacement products may be time-consuming and ultimately may not be feasible.

Virtually all of our assets consist of goodwill and intangible assets and are subject to impairment risk.

As our financial statements indicate, virtually all of our assets consist of goodwill and intangible assets, principally the trademarks, tradenames and patents that we have acquired.  On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact our financial condition and results of operations. We recorded non-cash impairment charges in 2019, 2018, 2010 and 2009 for certain assets.  If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. Although we experienced revenue declines in certain brands in the past, we continue to believe that the fair value of our brands exceed their carrying values as adjusted. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

At March 31, 2019, our total indebtedness, including current maturities, was approximately $1.8 billion.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Our 2012 Term Loan and 2012 ABL Revolver currently use LIBOR as a benchmark for establishing the interest rate.  If LIBOR ceases to exist and we do not want to use the alternative base rate under our 2012 Term Loan or 2012 ABL Revolver, we may need to renegotiate the terms of that indebtedness to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The potential effect of eliminating LIBOR could increase the cost of our variable rate indebtedness.

At March 31, 2019, we had $95.6 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

Our senior credit facility and the indentures governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

•	Borrow money or issue guarantees;

•	Pay dividends, repurchase stock from, or make other restricted payments to, stockholders;

•	Make investments or acquisitions;

•	Use assets as security in other transactions;

•	Sell assets or merge with or into other companies;

•	Enter into transactions with affiliates;

•	Sell stock in our subsidiaries; and

•	Limits our subsidiaries' ability to pay dividends or make other payments to us.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2019 would have been approximately $1.8 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2019, the book value of our current assets was $300.9 million.  Although the book value of our total assets was $3,441.0 million, approximately $3,085.8 million was in the form of intangible assets, including goodwill of $578.6 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Our annual and quarterly results of operations may fluctuate significantly because of numerous factors, including:

•	The timing of when we make acquisitions, execute divestitures or introduce new products;

•	Our inability to increase the sales of our existing products and expand their distribution;

•	The timing of the introduction or return to the market of competitive products and the introduction of store brand products;

•	Inventory management resulting from consolidation among our customers;

•	Adverse regulatory or market events in the United States or in our international markets;

•	Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•	Seasonality of our products;

•	Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	The discontinuation and return of our products from retailers;

•	Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•	Changes in advertising and promotional activities and expansion to new markets;

•	Negative publicity relating to us and the products we sell;

•	Litigation matters;

•	Unanticipated increases in infrastructure costs;

•	Impairment of goodwill or long-lived assets;

•	Changes in interest rates; and

•	Changes in accounting, tax, regulatory or other rules applicable to our business.

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

The Company relies extensively on information technology systems, some of which are managed by third party service providers, to conduct its business. We rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all of our functions, including our marketing, sales, manufacturing, logistics, customer service, accounting and administrative functions. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company's business.

We have been, and likely will continue to be, subject to malware, computer viruses, computer hacking, acts of data theft, phishing, other cyber-attacks and employee error or malfeasance related to our information technology systems. We do not believe that any of these attacks or events have had a material adverse impact on our business.

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

As we conduct our operations, we move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

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

Significant judgment is required to determine the recognition and measurement of the attributes prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. As a multinational corporation, we conduct our business in several countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is dependent upon the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, or successfully assert the jurisdiction to tax our earnings, our future effective income tax rates could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters located in Tarrytown, New York, a suburb of New York City.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control, regulatory affairs, finance, information technology and legal.  The lease expires on December 31, 2027.

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

Holders

As of May 3, 2019, there were 20 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2014, with the cumulative total stockholder return for the Standard & Poor's MidCap 400 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's MidCap 400 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2014.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.

Comparison of Cumulative Total Return

Prestige Consumer Healthcare Inc.
Russell 2000 Index
S&P Midcap 400 Index
New peer Group
Old Peer Group
$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019

ASSUMES $100 INVESTED ON MAR. 31, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2019

	March 31,
Company/Market/Peer Group	2014	2015	2016	2017	2018	2019
Prestige Consumer Healthcare Inc.	$100.00	$157.39	$195.93	$203.89	$123.74	$109.76
Russell 2000 Index	100.00	108.21	97.65	123.25	137.78	140.61
S&P MidCap 400 Index	100.00	112.20	108.16	130.79	145.14	148.90
New Peer Group Index (1)	100.00	130.60	114.08	119.42	114.83	118.68
Old Peer Group Index (2)	100.00	131.42	125.71	120.59	113.80	128.86

(1)
The New Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The new peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Revlon, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Cott Corporation, (xiii) Akorn, Inc., and (xiv) Amag Pharmaceuticals, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table furnishes selected consolidated financial data for the five years ended March 31, 2019. This selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended March 31,
	2019	2018	2017	2016	2015
Income Statement Data
Total revenues	$975,777	$1,041,179	$882,060	$806,247	$714,623
Cost of Sales
Cost of sales excluding depreciation	415,469	459,676	381,333	339,036	308,400
Cost of sales depreciation	4,732	4,998	441	—	—
Cost of sales (1)	420,201	464,674	381,774	339,036	308,400
Gross profit	555,576	576,505	500,286	467,211	406,223

Advertising and promotion (2)	143,090	147,286	128,359	110,802	99,651
General and administrative (3)	89,759	85,393	89,113	72,386	79,396
Depreciation and amortization	27,047	28,428	25,351	23,676	17,740
(Gain) loss on divestitures	(1,284)	—	51,820	—	—
Goodwill and tradename impairment	229,461	99,924	—	—	—
Interest expense, net (4)	105,082	105,879	93,343	85,160	81,234
Gain on sale of asset	—	—	—	—	(1,133)
Loss on extinguishment of debt	—	2,901	1,420	17,970	—
Other expense (income), net	476	(392)	30	32	1,877
(Loss) income before income taxes	(38,055)	107,086	110,850	157,185	127,458
(Benefit) provision for income taxes	(2,255)	(232,484)	41,455	57,278	49,198
Net (loss) income	$(35,800)	$339,570	$69,395	$99,907	$78,260

(Loss) earnings Per Share:
Basic	$(0.69)	$6.40	$1.31	$1.89	$1.50
Diluted	$(0.69)	$6.34	$1.30	$1.88	$1.49

Weighted average shares outstanding:
Basic	52,068	53,099	52,976	52,754	52,170
Diluted	52,068	53,526	53,362	53,143	52,670

Other comprehensive (loss) income	(6,432)	7,037	(2,827)	(113)	(24,151)
Comprehensive (loss) income	$(42,232)	$346,607	$66,568	$99,794	$54,109

	Year Ended March 31,
Other Financial Data	2019	2018	2017	2016	2015
Capital expenditures	$10,480	$12,532	$2,977	$3,568	$6,101
Cash provided by (used in):
Operating activities	189,284	210,110	148,672	176,310	157,585
Investing activities	55,432	(11,562)	(694,595)	(222,971)	(805,258)
Financing activities	(249,328)	(208,955)	560,957	52,076	641,935

	March 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Cash and cash equivalents	$27,530	$32,548	$41,855	$27,230	$21,318
Total assets	3,441,036	3,760,612	3,911,348	2,948,791	2,641,967
Total long-term debt, including current maturities	1,813,000	2,013,000	2,222,000	1,652,500	1,593,600
Stockholders’ equity	1,095,831	1,178,610	822,549	744,336	627,624

(1)
For 2019, 2018, 2017, 2016 and 2015, cost of sales included $0.2 million, $3.7 million, $3.0 million, $1.4 million and $2.2 million, respectively, of charges related to inventory step-up and other costs associated with acquisitions and divestiture.

(2)	For 2018 and 2017, advertising and promotion expense included a credit of $0.2 million and a charge of $2.2 million, respectively, related to the integration of the Fleet acquisition.

(3)
For 2019, 2018, 2017, 2016 and 2015, general and administrative expense included $4.3 million, $2.7 million, $16.0 million, $2.4 million and $13.9 million, respectively, of costs related to acquisitions and divestiture. For 2018, general and administrative expense also includes a tax adjustment associated with acquisitions of $0.7 million. For 2016, an additional $1.4 million of costs associated with a Chief Executive Officer transition was included in general and administrative expense.

(4)
For 2019, interest expense, net included $0.7 million of accelerated amortization of debt costs associated with a repayment of debt with proceeds from the divestiture of our Household Cleaning segment. For 2018, interest expense, net included $0.4 million of accelerated amortization of debt costs associated with funds received from the repatriation of foreign earnings used to pay down debt and $0.3 million of additional interest expense as a result of the Term Loan refinancing. For 2017, interest expense, net included $8.3 million of bank commitment fees related to the recently acquired Fleet business.

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

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name OTC healthcare and, prior to the sale of our Household Cleaning segment on July 2, 2018, household cleaning products to mass merchandisers and drug, food, dollar, convenience and club stores, and ecommerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to create our competitive advantage.

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

Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represented significant U.S. federal tax reform legislation including a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time benefit of $267.0 million related to the value of our deferred tax liabilities and a benefit of $3.2 million related to the lower blended tax rate on our earnings, in the year ended March 31, 2018, resulting in a net benefit of $270.2 million. Additionally, the Tax Act subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million in the year ended March 31, 2018.

Acquisitions and Divestitures
On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment. As a result of this transaction, we recorded a pre-tax gain on sale of $1.3 million.

On January 26, 2017, the Company completed the acquisition of Fleet pursuant to a merger agreement, dated as of December 22, 2016, for $823.7 million. The purchase price was funded by available cash on hand, additional borrowings under our asset-based revolving credit facility (the "2012 ABL Revolver"), and a new $740.0 million senior secured incremental term loan under our existing term loan facility (the "2012 Term Loan"). As a result of the merger, we acquired women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia. The financial results from the Fleet acquisition are included in the Company's North American and International OTC Healthcare segments.

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

Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We had royalty agreements for the Comet® brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended those agreements, and we sold rights to use of the Comet® brand in certain Eastern European countries to a third party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived tradenames by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our royalty income was reduced accordingly. We sold the Comet® brand on July 2, 2018.

Critical Accounting Estimates

Our significant accounting policies are described in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  While all significant accounting policies are important to our Consolidated Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities.  These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates. The following are our most critical accounting estimates:

Revenue Recognition, Customer Programs and Variable Consideration
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

We record an estimate of future product returns, chargebacks and logistic deductions concurrent with recording sales, which is made using the most likely amount method which incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

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

Pension Obligations and Expense
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

Our discount rate assumption for our defined benefit plans changed to a range of 3.80% to 3.99% at March 31, 2019 from a range of 3.93% to 4.07% at March 31, 2018. While we do not currently anticipate a change in our fiscal 2020 assumptions, as a sensitivity measure, a 0.25% decline or increase in our qualified discount rate would increase or decrease our qualified pension expense by less than $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on our pension plan assets would increase or decrease our qualified pension expense by approximately $0.1 million.

The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are: (i) the weighted average used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine the market-related value of pension plan assets, and (iv) the anticipated mortality rate tables. We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans that exceed the amounts required by statute. During fiscal 2019, we made total contributions to our pension plans of $1.4 million. We expect to make a contribution of $1.0 million to our qualified defined benefit pension plan during fiscal 2020. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions.

Goodwill and Intangible Assets
Goodwill and intangible assets amounted to $3,085.8 million and $3,401.0 million at March 31, 2019 and 2018, respectively.  At March 31, 2019 and 2018, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$547,393	$31,190	$—	$578,583

Indefinite-lived intangible assets, net	2,195,617	77,574	—	2,273,191
Finite-lived intangible assets, net	228,743	5,276	—	234,019
Total intangible assets, net	2,424,360	82,850	—	2,507,210

Total goodwill and intangible assets, net	$2,971,753	$114,040	$—	$3,085,793

	March 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated

Goodwill	$580,934	$32,919	$6,245	$620,098

Total indefinite-lived intangible assets, net	2,375,736	84,006	30,561	2,490,303
Total finite-lived intangible assets, net	265,356	6,068	19,189	290,613
Total intangible assets, net	2,641,092	90,074	49,750	2,780,916

Total goodwill and intangible assets, net	$3,222,026	$122,993	$55,995	$3,401,014

At March 31, 2019 the brands with the highest carrying value were Monistat, Summer's Eve, BC/Goody's, DenTek and Fleet, comprising 61.8% of our total intangible assets value.

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of an intangible asset’s value and useful life based on its analysis.  Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are not amortized.  They are also subject to an annual impairment test or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

On an annual basis, during the fourth fiscal quarter, concurrent with our annual strategic planning process, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and, if applicable, useful lives assigned intangible assets and tests for impairment.

We currently report goodwill and indefinite-lived intangible assets in two reportable segments: North American OTC Healthcare and International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018; see above under "Acquisitions and Divestitures" for further information.  We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

In the past, we have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment.  Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds carrying value, in which case additional non-cash impairment charges may be recorded in future periods. At February 28, 2019, the North American Women's Health reporting unit, and one of the significant tradenames within this reporting unit, had fair values that exceeded their carrying values by less than 10%.

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 28, 2019, our annual impairment review date, and March 31, 2019, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, technological advances and changes in advertising support for our trademarks and tradenames that could cause subsequent evaluations to utilize different assumptions.  An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or changes in advertising and promotional expenses, we may be required to record additional impairment charges in the future. In addition, we considered our market capitalization at February 28, 2019, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.

At February 28, 2019, in conjunction with the annual test for goodwill impairment, we recorded an impairment charge of $33.5 million relating to our North American Oral Care reporting unit which is part of the North American OTC Healthcare segment. The goodwill impairment was primarily a result of the DenTek and Efferdent/Effergrip tradename impairments discussed below.

As a result of our analysis at February 28, 2019, all other reporting units tested had a fair value that exceeded their carrying value by at least 10% with the exception of the North American Women's Health reporting unit. We performed a sensitivity analysis on our weighted average cost of capital and determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our other reporting unit’s implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our other reporting units’ implied fair value being less than their carrying value.

Indefinite-Lived Intangible Assets
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

Management tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value.  Since quoted market prices are seldom available for trademarks and tradenames such as ours, we utilize present value techniques to estimate fair value.  Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or tradename and estimate the cash flows over its useful life.  In a manner similar to goodwill, future events, such as competition, technological advances and changes in advertising support for our trademarks and tradenames, could cause subsequent evaluations to utilize different assumptions.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. In connection with this analysis, management:

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

As a result of our analysis at February 28, 2019, the fair values of three of our indefinite-lived intangible assets, Fleet, DenTek and Efferdent/Effergrip, did not exceed the carrying values and as such, impairment charges of $155.0 million were recorded. In addition, in connection with the impairment analysis, the Efferdent/Effergrip intangible asset was determined to have a finite life, and as such it will be amortized prospectively over its estimated remaining useful life of 15 years as we believe this life best reflects the period over which we believe this brand will contribute to our cash flows. The impairment charges were the result of our reassessment of the long-term sales projections for these brands during our annual planning cycle as well as an overall increase in the discount rate used to value the brands.

We performed a sensitivity analysis of our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital used to value the indefinite-lived intangibles would have resulted in an additional impairment of $17.4 million. Additionally, a 50 basis point decrease in the terminal growth rate used for each of our indefinite-lived intangibles would have resulted in an additional impairment of $8.9 million.

The indefinite-lived intangible assets impaired are all part of our North American OTC Healthcare segment.

Finite-Lived Intangible Assets
On an annual basis or when events or changes in circumstances indicate the carrying value of the assets may not be recoverable, management performs a review similar to indefinite-lived intangible assets to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and tradenames.

If the analysis warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or tradename and estimate the cash flows over its useful life.  Future events, such as competition, technological advances and changes in advertising support for our trademarks and tradenames, could cause subsequent evaluations to utilize different assumptions.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.  Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value.  The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value, as calculated using the excess earnings method.

As a result of our analysis at February 28, 2019, the fair value of several of our non-core finite-lived trademarks did not exceed their carrying values, and as such, impairment charges of $41.0 million were recorded. The impairment charges were the result of our reassessment of the long-term sales projections for the associated brands during our annual planning cycle, in certain instances the discontinuance of non-core brands, as well as an overall increase in the discount rate used to value the brands. The finite-lived trademarks impaired are all part of our North American OTC Healthcare segment.

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

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements is included in the notes to the Consolidated Financial Statements in Item 8, Note 1 of this Annual Report.

Results of Operations

2019 compared to 2018

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2019 and 2018.

					Increase (Decrease)
(In thousands)	2019	%	2018	%	Amount	%
North American OTC Healthcare
Analgesics	$113,563	11.6	$118,610	11.5	$(5,047)	(4.3)
Cough & Cold	83,168	8.5	93,537	9.0	(10,369)	(11.1)
Women's Health	244,927	25.1	247,244	23.7	(2,317)	(0.9)
Gastrointestinal	125,416	12.9	117,627	11.3	7,789	6.6
Eye & Ear Care	101,128	10.4	92,308	8.9	8,820	9.6
Dermatologicals	95,801	9.8	94,775	9.1	1,026	1.1
Oral Care	92,964	9.5	99,072	9.5	(6,108)	(6.2)
Other OTC	5,479	0.6	5,701	0.5	(222)	(3.9)
Total North American OTC Healthcare	862,446	88.4	868,874	83.5	(6,428)	(0.7)

International OTC Healthcare
Analgesics	615	0.1	807	0.1	(192)	(23.8)
Cough & Cold	19,955	2.0	18,310	1.8	1,645	9.0
Women's Health	13,552	1.4	12,140	1.2	1,412	11.6
Gastrointestinal	35,046	3.6	34,609	3.3	437	1.3
Eye & Ear Care	11,709	1.2	11,744	1.1	(35)	(0.3)
Dermatologicals	2,171	0.2	2,113	0.2	58	2.7
Oral Care	10,468	1.1	11,930	1.1	(1,462)	(12.3)
Other OTC	4	0.0	5	0.0	(1)	(20.0)
Total International OTC Healthcare	93,520	9.6	91,658	8.8	1,862	2.0
Total OTC Healthcare	955,966	98.0	960,532	92.3	(4,566)	(0.5)
Household Cleaning	19,811	2.0	80,647	7.7	(60,836)	(75.4)
Total Consolidated	$975,777	100.0	$1,041,179	100.0	$(65,402)	(6.3)

Total segment revenues for 2019 were $975.8 million, a decrease of $65.4 million, or 6.3%, versus 2018. The $65.4 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $6.4 million, or 0.7%, during 2019 versus 2018. The $6.4 million decrease was primarily attributable to inventory reductions at certain key retailers.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $1.9 million, or 2.0%, during 2019 versus 2018. The $1.9 million increase was primarily attributable to increased consumption and distribution in the cough and cold and women's health product groups.

Household Cleaning Segment
Revenues for the Household Cleaning segment decreased by $60.8 million, or 75.4%, during 2019 versus 2018. This decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2019 and 2018.

(In thousands)					Increase (Decrease)
Gross Profit	2019	%	2018	%	Amount	%
North American OTC Healthcare	$497,913	57.7	$511,576	58.9	$(13,663)	(2.7)
International OTC Healthcare	54,440	58.2	51,414	56.1	3,026	5.9
Household Cleaning	3,223	16.3	13,515	16.8	(10,292)	(76.2)
	$555,576	56.9	$576,505	55.4	$(20,929)	(3.6)

Gross profit for 2019 decreased $20.9 million, or 3.6%, versus 2018. The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment.   As a percentage of total revenues, gross profit increased to 56.9% in 2019 from 55.4% in 2018. The increase in gross profit as a percentage of revenues was primarily a result of the divestiture of our Household Cleaning segment, which had lower gross margins.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $13.7 million, or 2.7%, during 2019 versus 2018.  As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.7% during 2019 from 58.9% during 2018, primarily due to higher distribution costs and increased costs related to the BC and Goody's packaging change.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $3.0 million, or 5.9%, during 2019 versus 2018. As a percentage of International OTC Healthcare revenues, gross profit increased to 58.2% during 2019 from 56.1% during 2018, primarily due to product mix.

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $10.3 million, or 76.2%, during 2019 versus 2018.  The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2019 and 2018.

(In thousands)					Increase (Decrease)
Contribution Margin	2019	%	2018	%	Amount	%
North American OTC Healthcare	$371,539	43.1	$382,518	44.0	$(10,979)	(2.9)
International OTC Healthcare	38,154	40.8	35,147	38.3	3,007	8.6
Household Cleaning	2,793	14.1	11,554	14.3	(8,761)	(75.8)
	$412,486	42.3	$429,219	41.2	$(16,733)	(3.9)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $11.0 million, or 2.9%, during 2019 versus 2018. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment decreased to 43.1% during 2019 from 44.0% during 2018. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.0 million, or 8.6%, during 2019 versus 2018. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment increased to 40.8% during 2019 from 38.3% during 2018. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment decreased $8.8 million, or 75.8%, during 2019 versus 2018.  The decrease was attributable to the sale of our Household Cleaning segment on July 2, 2018.

General and Administrative
General and administrative expenses were $89.8 million for 2019 versus $85.4 million for 2018. The increase in general and administrative expenses was primarily due to increased costs in the current period associated with the sale of the Household Cleaning segment.

Depreciation and Amortization
Depreciation and amortization expense was $27.0 million for 2019 versus $28.4 million for 2018. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment.

Goodwill and Tradename Impairment
As a result of our impairment analysis at February 28, 2019, we recorded total goodwill and intangible asset impairment charges in 2019 of $229.5 million. Goodwill impairment represented $33.5 million and related to our North American Oral Care reporting unit. Intangible asset impairment represents $195.9 million and was comprised of $155.0 million of indefinite-lived intangible assets (Fleet, DenTek and Efferdent/Effergrip) and $41.0 million of various finite-lived intangible assets. The impairment charges were the result of our reassessment of the long-term sales projections based on our annual planning cycle, as well as an overall increase in the discount rate used to value the brands. The assets impaired are all part of our North American OTC Healthcare segment.

As a result of our impairment analysis at February 28, 2018, the fair value of two of our indefinite-lived intangible assets, Beano and Comet®, did not exceed the carrying values and as such, impairment charges of $28.6 million and $70.7 million, respectively, were recorded in 2018 relating to these two tradenames. In addition, we recorded an impairment charge on our Massengill finite-lived intangible tradename of $0.6 million bringing its carrying value to zero. The impairment charges were the result of our reassessment of the long-term sales projections for these brands during our annual planning cycle. Beano and Massengill are part of our North American OTC Healthcare segment and Comet® was part of our Household Cleaning segment prior to its sale on July 2, 2018.

Interest Expense
Interest expense was $105.3 million during 2019 versus $106.3 million during 2018.  The average indebtedness decreased from $2.1 billion during 2018 to $1.9 billion during 2019. The average cost of borrowing increased to 5.4% for 2019 from 5.0% for 2018.

Loss on Extinguishment of Debt
During 2018, we recorded a $2.9 million loss on extinguishment of debt, which consisted of deferred financing fees we wrote off primarily related to the prepayment of our 2012 Term Loan.

Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act represented significant U.S. federal tax reform legislation that included a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time benefit of $267.0 million related to the value of our deferred tax liabilities and a benefit of $3.2 million related to the lower blended tax rate on our earnings, in the year ended March 31, 2018, resulting in a net benefit of $270.2 million. Additionally, the Tax Act subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million in the year ended March 31, 2018.

The provision/benefit for income taxes during 2019 was a benefit of $2.3 million versus a benefit of $232.5 million in 2018.  The effective tax rate on income before income taxes was 5.9% during 2019 versus (217.1)% during 2018. The increase in the effective tax rate for 2019 versus 2018 was primarily due to the Tax Act being enacted in the prior year period, which included a one-time benefit as discussed above. The 2019 effective tax rate was also impacted by the current year impairment charges.

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

Household Cleaning Segment

Revenues for the Household Cleaning segment decreased by $7.3 million, or 8.3%, during 2018 versus 2017. This decrease was primarily attributable to decreased sales related to the Comet® brand.

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

Household Cleaning Segment
Gross profit for the Household Cleaning segment decreased $6.2 million, or 31.4%, during 2018 versus 2017.  As a percentage of Household Cleaning revenues, gross profit decreased to 16.8% during 2018 from 22.4% during 2017. The decrease in gross profit as a percentage of revenues was primarily attributable to the reduced royalties as a result of the sale of royalty rights related to the Comet® brand in certain geographic regions and higher distribution costs.

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

General and Administrative
General and administrative expenses were $85.4 million for 2018 versus $89.1 million for 2017. The decrease in general and administrative expenses was primarily due to higher acquisition and integration charges in 2017 related to our acquisition of Fleet, partially offset by an increase in 2018 in compensation costs associated with the acquisition of Fleet.

Depreciation and Amortization
Depreciation and amortization expense was $28.4 million for 2018 versus $25.4 million for 2017. The increase was primarily due to higher amortization expense during 2018 as a result of the Fleet acquisition.

(Gain) Loss on Divestitures
We recorded a pre-tax net loss on divestitures of $51.8 million during the year ended March 31, 2017, which relates to several separate transactions. In July 2016, the Company completed the sale of Pediacare®, New Skin® and Fiber Choice®, which were non-core OTC brands and were reported under the North American OTC Healthcare segment in the Cough & Cold, Dermatologicals and Gastrointestinal product groups, respectively, and recorded a pre-tax loss of $56.2 million. Also included in the pre-tax net loss is a pre-tax gain of $1.2 million on the sale of a royalty license for the Comet® brand in certain geographic areas as further discussed in "Divestitures and Sale of License Rights" above. Furthermore, also included in the pre-tax net loss above is a pre-tax net gain on divestitures of $3.2 million, which relates primarily to sales of e.p.t® and Dermoplast®. Both e.p.t® and Dermoplast® were non-core OTC brands reported under the North American OTC Healthcare segment. e.p.t® was included in the Women's Health product group, while Dermoplast® was included in the Dermatologicals product group.

Tradename Impairment
As a result of our impairment analysis at February 28, 2018, the fair value of two of our indefinite-lived intangible assets, Beano and Comet®, did not exceed the carrying values and as such, impairment charges of $28.6 million and $70.7 million, respectively, were recorded in 2018 relating to these two tradenames. In addition, we recorded an impairment charge on our Massengill finite-lived intangible tradename of $0.6 million bringing its carrying value to zero. The impairment charges were the result of our reassessment of the long-term sales projections for these brands during our annual planning cycle. Beano and Massengill are part of our North American OTC Healthcare segment and Comet® was part of our Household Cleaning segment prior to its sale on July 2, 2018.

Interest Expense
Interest expense was $106.3 million during 2018 versus $93.5 million during 2017.  The increase in interest expense was primarily attributable to higher borrowings due to the Fleet acquisition, partially offset by lower interest rates. The average indebtedness outstanding increased from $1.7 billion during 2017 to $2.1 billion during 2018. The average cost of borrowing decreased to 5.0% for 2018 from 5.6% for 2017.

Loss on Extinguishment of Debt
During 2018, we recorded a $2.9 million loss on extinguishment of debt, which consisted of deferred financing fees we wrote off primarily related to the prepayment of our 2012 Term Loan.  During 2017, we recorded a $1.4 million loss on extinguishment of debt, which consisted of deferred financing fees we wrote off primarily related to the 2017 refinancings.

Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act represented significant U.S. federal tax reform legislation that included a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time gain of $267.0 million related to the value of our deferred tax liabilities and a gain of $3.2 million related to the lower blended tax rate on our earnings, in the year ended March 31, 2018, resulting in a net gain of $270.2 million. Additionally, the Tax Act subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million in the year ended March 31, 2018.

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

	Year Ended March 31,			$ Change
(In thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by (used in):
Operating activities	$189,284	$210,110	$148,672	$(20,826)	$61,438
Investing activities	55,432	(11,562)	(694,595)	66,994	683,033
Financing activities	(249,328)	(208,955)	560,957	(40,373)	(769,912)
Effects of exchange rate changes on cash and cash equivalents	(406)	1,100	(409)	(1,506)	1,509
Net change in cash and cash equivalents	$(5,018)	$(9,307)	$14,625	$4,289	$(23,932)

2019 compared to 2018
Operating Activities
Net cash provided by operating activities was $189.3 million for 2019 compared to $210.1 million for 2018.  The $20.8 million decrease in net cash provided by operating activities was primarily due to the sale of our Household Cleaning segment.

Investing Activities
Net cash provided by investing activities was $55.4 million for 2019 compared to a use of cash of $11.6 million for 2018.  This change was primarily due to proceeds from the divestiture of our Household Cleaning segment in the year ended March 31, 2019.

Financing Activities
Net cash used in financing activities was $249.3 million for 2019 compared to $209.0 million for 2018.  This change was primarily due to the repurchase of shares of our common stock in conjunction with our share repurchase program in the year ended March 31, 2019.

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

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Consumer Healthcare Inc. ("the Borrower") entered into a senior secured credit facility, which consists of (i) a $660.0 million 2012 Term Loan with a 7-year maturity and (ii) a $50.0 million asset-based 2012 ABL Revolver with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

For the year ended March 31, 2019, the average interest rate on the 2012 Term Loan was 4.9%. For the year ended March 31, 2019, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 3.8%.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Consumer Healthcare Inc. and certain of its 100% domestic owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due March 1, 2024 (the “Initial Notes”), pursuant to a purchase agreement, dated February 16, 2016, among the Borrower, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The 2016 Senior Notes are guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the Guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

The 2016 Senior Notes were issued pursuant to an indenture, dated February 19, 2016 (the “Indenture”). The Indenture provides, among other things, that interest will be payable on the 2016 Senior Notes on March 1 and September 1 of each year, beginning on September 1, 2016, until their maturity date of March 1, 2024. The 2016 Senior Notes are senior unsecured obligations of the Borrower.

On March 21, 2018, we completed the sale of $250.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “Additional Notes”), at an issue price of 101.0%, pursuant to a purchase agreement, dated March 16, 2018, among the Borrower, the guarantors party thereto and the initial purchasers party thereto. The Additional Notes are senior unsecured obligations of the Borrower and are guaranteed by each of Prestige Consumer Healthcare Inc.'s domestic subsidiaries that guarantee the obligations under the 2012 Term Loan. We used the proceeds from the issuance of the Additional Notes to repay a portion of our outstanding obligations under the 2012 Term Loan and to pay related fees and expenses. The Additional Notes will be treated as a single series with the $350.0 million aggregate principle amount of Initial Notes (the Initial Notes and, together with the Additional Notes, the “2016 Senior Notes”).

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

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At March 31, 2019, we were in compliance with the covenants under our long-term indebtedness.

As of March 31, 2019, we had an aggregate of $1.8 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes due 2021;

•	$600.0 million of 6.375% 2016 Senior Notes due 2024;

•	$738.0 million of borrowings under the Term B-5 Loans; and

•	$75.0 million of borrowings under the 2012 ABL Revolver.

As of March 31, 2019, we had $95.6 million of borrowing capacity under the 2012 ABL Revolver.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either March 31, 2019 or March 31, 2018. We have not entered into derivative financial instruments for trading purposes; all of our derivatives were over-the-counter instruments with liquid markets.

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transaction with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended March 31, 2019 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended March 31, 2019 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended March 31, 2019 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2019, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2020. During the years ended March 31, 2019 and 2018, we made voluntary principal payments against outstanding indebtedness of $200.0 million and $444.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate amount of $738.0 million. Since we have previously made a significant optional payment that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2024.

Commitments

As of March 31, 2019, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,813.0	$—	$475.0	$1,338.0	$—
Interest on long-term debt(1)	459.2	105.1	204.3	149.8	—
Purchase obligations:
Inventory costs(2)	156.7	135.8	19.2	1.7	—
Other costs(3)	24.9	20.1	4.5	0.3	—
Operating leases (4)	18.8	3.1	5.4	3.5	6.8
Total contractual cash obligations (5)	$2,472.6	$264.1	$708.4	$1,493.3	$6.8

(1)
Represents the estimated interest obligations on the outstanding balances at March 31, 2019 of the 2013 Senior Notes, 2016 Senior Notes, Term B-5 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements) are made and assuming a weighted average interest rate of 5.0%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

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

(4)
We have excluded minimum sublease rentals of $0.5 million due in the future under non-cancellable subleases. Please refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At March 31, 2019, we had variable rate debt of approximately $813.0 million.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax loss and cash flows for the year ended March 31, 2019 of approximately $9.3 million.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2019 and 2018, approximately 10.9% and 10.4%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2019 and 2018. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 15.9% impact on pre-tax loss of approximately $5.9 million for the year ended March 31, 2019 and a less than 10.0% impact on pre-tax income of approximately $7.3 million for the year ended March 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 93.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2019

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2019.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2019.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2019, which appears below.

Prestige Consumer Healthcare Inc.
May 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended March 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
May 13, 2019

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended March 31,
(In thousands, except per share data)	2019	2018	2017
Revenues
Net sales	$975,692	$1,040,792	$881,113
Other revenues	85	387	947
Total revenues	975,777	1,041,179	882,060

Cost of Sales
Cost of sales excluding depreciation	415,469	459,676	381,333
Cost of sales depreciation	4,732	4,998	441
Cost of sales	420,201	464,674	381,774
Gross profit	555,576	576,505	500,286

Operating Expenses
Advertising and promotion	143,090	147,286	128,359
General and administrative	89,759	85,393	89,113
Depreciation and amortization	27,047	28,428	25,351
(Gain) loss on divestitures	(1,284)	—	51,820
Goodwill and tradename impairment	229,461	99,924	—
Total operating expenses	488,073	361,031	294,643
Operating income	67,503	215,474	205,643

Other (income) expense
Interest income	(217)	(388)	(203)
Interest expense	105,299	106,267	93,546
Loss on extinguishment of debt	—	2,901	1,420
Other expense (income), net	476	(392)	30
Total other expense	105,558	108,388	94,793
(Loss) income before income taxes	(38,055)	107,086	110,850
(Benefit) provision for income taxes	(2,255)	(232,484)	41,455
Net (loss) income	$(35,800)	$339,570	$69,395

(Loss) earnings per share:
Basic	$(0.69)	$6.40	$1.31
Diluted	$(0.69)	$6.34	$1.30

Weighted average shares outstanding:
Basic	52,068	53,099	52,976
Diluted	52,068	53,526	53,362

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(6,480)	5,702	(2,575)
Unrecognized net gain (loss) on pension plans	48	1,335	(252)
Total other comprehensive (loss) income	(6,432)	7,037	(2,827)
Comprehensive (loss) income	$(42,232)	$346,607	$66,568
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2019	2018
Current assets
Cash and cash equivalents	$27,530	$32,548
Accounts receivable, net of allowance of $12,965 and $12,734, respectively	148,787	140,881
Inventories	119,880	118,547
Prepaid expenses and other current assets	4,741	11,501
Total current assets	300,938	303,477

Property, plant and equipment, net	51,176	52,552
Goodwill	578,583	620,098
Intangible assets, net	2,507,210	2,780,916
Other long-term assets	3,129	3,569
Total Assets	$3,441,036	$3,760,612

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,560	$61,390
Accrued interest payable	9,756	9,708
Other accrued liabilities	60,663	52,101
Total current liabilities	126,979	123,199

Long-term debt, net	1,798,598	1,992,952
Deferred income tax liabilities	399,575	442,518
Other long-term liabilities	20,053	23,333
Total Liabilities	2,345,205	2,582,002

Commitments and Contingencies – Note 17

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 53,670 shares at March 31, 2019 and 53,396 shares at March 31, 2018	536	534
Additional paid-in capital	479,150	468,783
Treasury stock, at cost – 1,871 shares at March 31, 2019 and 353 shares at March 31, 2018	(59,928)	(7,669)
Accumulated other comprehensive loss, net of tax	(25,747)	(19,315)
Retained earnings	701,820	736,277
Total Stockholders’ Equity	1,095,831	1,178,610
Total Liabilities and Stockholders’ Equity	$3,441,036	$3,760,612
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2016	53,066	$530	$445,182	306	$(5,163)	$(23,525)	$327,312	$744,336

Stock-based compensation	—	—	8,148	—	—	—	—	8,148
Exercise of stock options	127	2	4,026	—	—	—	—	4,028
Issuance of shares related to restricted stock	94	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	26	(1,431)	—	—	(1,431)
Excess tax benefits from share-based awards	—	—	900	—	—	—	—	900
Net income	—	—	—	—	—	—	69,395	69,395
Comprehensive loss	—	—	—	—	—	(2,827)	—	(2,827)

Balances at March 31, 2017	53,287	$533	$458,255	332	$(6,594)	$(26,352)	$396,707	$822,549

Stock-based compensation	—	—	8,909	—	—	—	—	8,909
Exercise of stock options	56	—	1,620	—	—	—	—	1,620
Issuance of shares related to restricted stock	53	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	21	(1,075)	—	—	(1,075)
Net income	—	—	—	—	—	—	339,570	339,570
Comprehensive income	—	—	—	—	—	7,037	—	7,037

Balances at March 31, 2018	53,396	$534	$468,783	353	$(7,669)	$(19,315)	$736,277	$1,178,610

Adoption of new accounting pronouncement	—	—	—	—	—	—	1,343	1,343
Stock-based compensation	—	—	7,438	—	—	—	—	7,438
Exercise of stock options	98	—	2,931	—	—	—	—	2,931
Issuance of shares related to restricted stock	176	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,518	(52,259)	—	—	(52,259)
Net loss	—	—	—	—	—	—	(35,800)	(35,800)
Comprehensive loss	—	—	—	—	—	(6,432)	—	(6,432)

Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2019	2018	2017
Operating Activities
Net (loss) income	$(35,800)	$339,570	$69,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,779	33,426	25,792
(Gain) loss on divestitures	(1,284)	—	51,820
Loss on sale or disposal of property and equipment	216	1,568	573
Deferred income taxes	(40,554)	(269,086)	(5,778)
Amortization of debt origination costs	5,923	6,742	8,633
Excess tax benefits from share-based awards	—	—	900
Stock-based compensation costs	7,438	8,909	8,148
Loss on extinguishment of debt	—	2,901	1,420
Impairment loss	229,461	99,924	—
Lease termination costs	—	214	524
Other non-cash items	421	1,704	581
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,980)	(5,043)	(18,938)
Inventories	(10,535)	(2,482)	(10,262)
Prepaid expenses and other assets	6,887	33,721	(1,996)
Accounts payable	(3,993)	(10,028)	21,447
Accrued liabilities	3,734	(31,495)	2,413
Pension contribution	(1,375)	—	(6,000)
Other	(54)	(435)	—
Net cash provided by operating activities	189,284	210,110	148,672

Investing Activities
Purchases of property, plant and equipment	(10,480)	(12,532)	(2,977)
Proceeds from divestitures	65,912	—	110,717
Proceeds from the sale of property, plant and equipment	—	—	85
Proceeds from working capital arbitration settlement	—	—	1,419
Acquisition of C.B. Fleet, less cash acquired	—	—	(803,839)
Acquisition of C.B. Fleet escrow receipt	—	970	—
Net cash provided by (used in) investing activities	55,432	(11,562)	(694,595)

Financing Activities
Proceeds from issuance of Senior Notes	—	250,000	—
Proceeds from issuance of Term Loan	—	—	1,427,000
Term Loan repayments	(200,000)	(444,000)	(862,500)
Borrowings under revolving credit agreement	45,000	30,000	110,000
Repayments under revolving credit agreement	(45,000)	(45,000)	(105,000)
Payments of debt origination costs	—	(500)	(11,140)
Proceeds from exercise of stock options	2,931	1,620	4,028
Fair value of shares surrendered as payment of tax withholding	(2,281)	(1,075)	(1,431)
Repurchase of common stock	(49,978)	—	—
Net cash (used in) provided by financing activities	(249,328)	(208,955)	560,957

Effects of exchange rate changes on cash and cash equivalents	(406)	1,100	(409)
(Decrease) increase in cash and cash equivalents	(5,018)	(9,307)	14,625
Cash and cash equivalents - beginning of year	32,548	41,855	27,230
Cash and cash equivalents - end of year	$27,530	$32,548	$41,855

Interest paid	$98,232	$98,572	$85,209
Income taxes paid	$27,463	$24,440	$47,999
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 3 to these Consolidated Financial Statements) to mass merchandisers and drug, food, dollar, convenience and club stores and ecommerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2019”) mean our fiscal year ended on March 31st of that year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, stock-based compensation, fair value of debt, sales returns and allowances, trade promotional allowances, inventory obsolescence, and accounting for income taxes and related uncertain tax positions.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2019, approximately 37% of our cash is held by a bank in Sydney, Australia. Substantially all of our remaining cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insures our domestic balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2019 are uninsured. We had non-cash financing activities in 2018 of $0.6 million relating to the March 2018 debt refinancing (see Note 10 for further details).

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined by using the first-in, first-out method.  We reduce inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value.  Factors utilized in the determination of estimated net realizable value include (i) product expiration dates, (ii) current sales data and historical return rates, (iii) estimates of future demand, (iv) competitive pricing pressures, (v) new product introductions, and (vi) component and packaging obsolescence.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Building	15 - 40
Machinery	3 - 15
Computer equipment and software	3 - 5
Furniture and fixtures	7 - 10
Leasehold improvements	*
*Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related assets.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the respective accounts and recognize the resulting gain or loss in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in business combinations is classified as goodwill.  Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value.

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

Revenue Recognition
Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in two segments: North American OTC Healthcare and International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018 (see Note 3 for further details). The segments are based on differences in the nature of products and geographical area. The North America and International OTC Healthcare segments market a variety of personal care and over-the-counter products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. Prior to its sale, the Household Cleaning segment focused on the sale of cleaning products. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels, all of which sell our products to consumers.

See Note 19 for disaggregated revenue information.

Satisfaction of Performance Obligations
Revenue is recognized when control of a promised good is transferred to a customer, in an amount that reflects the consideration that we expect to be entitled to receive in exchange for that good. This occurs either when finished goods are transferred to a common carrier for delivery to the customer or when product is picked up by the customer or the customer’s carrier. This represents a change in the timing of revenue recognition for some sales. Refer to the table in "Recently Adopted Accounting Pronouncements" below for disclosure of the adoption date impacts.

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

We record an estimate of future product returns, chargebacks and logistic deductions concurrent with recording sales, which is made using the most likely amount method which incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

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

Practical Expedients
Due to the nature (short duration) of our contracts with customers, we apply the practical expedient related to the disclosure of remaining performance obligations. Remaining performance obligations relate to contracts with a duration of less than one year, in which we have the right to invoice the customer at the time the performance obligation is satisfied for the amount of revenue recognized at that time. Accordingly, we have elected the practical expedient available under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606 not to disclose remaining performance obligations for our contracts. The period between when control of the promised products transfers to the customer and when the customer pays for the products is one year or less. As such, we do not adjust product consideration for the effects of a significant financing component. The amortization period of any asset resulting from incremental costs of obtaining a contract would be one year or less.

We expense incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place.

We account for shipping and handling costs as fulfillment activities and therefore recognize them upon shipment of goods.

The impact of adopting ASC 606 on our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Year Ended March 31, 2019
(In thousands)	As Reported	Impact of Change	Without Adoption of ASC 606
Total revenues	$975,777	$(14,756)	$961,021
Cost of sales	$420,201	$(5,220)	$414,981
Total operating expenses	$488,073	$(319)	$487,754
Loss before income taxes	$(38,055)	$(9,217)	$(47,272)
(Benefit) for income taxes	$(2,255)	$(2,662)	$(4,917)
Net loss	$(35,800)	$(6,555)	$(42,355)

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including but not limited to depreciation), warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $56.4 million for 2019, $64.7 million for 2018 and $46.2 million for 2017.

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

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans that exceed the amounts required by statute. Changes in interest rates and the market value of the securities held by the plans could materially change the funded status of the plans, positively or negatively, and affect the level of pension expense and required contributions in fiscal 2020 and beyond.

Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represented significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time benefit of $267.0 million related to the value of our deferred tax liabilities and a benefit of $3.2 million related to the lower blended tax rate on our earnings in the year ended March 31, 2018, resulting in a net benefit of $270.2 million. Additionally, the Tax Act subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million during the year ended March 31, 2018.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Income Taxes topic of the FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. As a result, we have applied such guidance in determining our tax uncertainties.

We are subject to taxation in the United States and various state and foreign jurisdictions.

We classify penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(Loss) Earnings Per Share
Basic earnings (loss) per share is computed based on income available to common stockholders and the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units ("RSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and RSUs has an antidilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
(In thousands, except per share data)	2019	2018	2017
Numerator
Net (loss) income	$(35,800)	$339,570	$69,395

Denominator
Denominator for basic (loss) earnings per share - weighted average shares outstanding	52,068	53,099	52,976
Dilutive effect of unvested restricted stock units and options issued to employees and directors	—	427	386
Denominator for diluted (loss) earnings per share	52,068	53,526	53,362

(Loss) earnings per Common Share:
Basic net (loss) earnings per share	$(0.69)	$6.40	$1.31

Diluted net (loss) earnings per share	$(0.69)	$6.34	$1.30

For 2019, 2018, and 2017 there were 1.4 million, 0.4 million, and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers - Topic 606, including new FASB Accounting ASC 606, which supersedes the revenue recognition requirements in FASB ASC 605. Along with amendments issued in 2015 and 2016, the new guidance eliminated industry-specific revenue recognition guidance under previous GAAP and replaced it with a principle-based approach for determining revenue. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The new standard also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively by recognizing the cumulative effect of initially applying the guidance to all contracts existing at the date of initial application (the modified retrospective method). The ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017. We adopted this guidance effective April 1, 2018 using the modified retrospective transition method and applied it to contracts that were not completed at the adoption date.

The effects of this recently adopted accounting pronouncement to our Consolidated Balance Sheet as of April 1, 2018 are as follows:

(In thousands)	Balance March 31, 2018	New Revenue Standard Adjustment	April 1, 2018
Accounts receivable, net	$140,881	$5,438	$146,319
Inventories	118,547	(1,768)	116,779
Other accrued liabilities	52,101	1,926	54,027
Deferred income tax liabilities	442,518	401	442,919
Retained earnings	736,277	1,343	737,620

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The amendments in this update reflect the income tax accounting implications of the Tax Act. See Note 15 for a discussion of the Tax Act, which was signed into law on December 22, 2017, and the impact it has had, and may have, on our business and financial results.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 15 for a discussion of the Tax Act and the impact it has had, and may have, on our business and financial results. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have early adopted ASU 2018-02, and the adoption did not have a material impact on our Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We early adopted this standard effective February 28, 2019.

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating certain required disclosures and incorporating others. The amendments are effective for public companies for fiscal years ending after December 15, 2020. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, with a particular focus on Level 3 investments, by eliminating certain required disclosures and incorporating others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. ASU 2016-02 was effective for us on April 1, 2019 and, pursuant to the standard, we adopted the new standard effective April 1, 2019 using the modified retrospective method and will not restate comparative periods. We are electing the package of practical expedients permitted under the transition guidance, as well as choosing to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) on a straight-line basis over the lease term. We are in the process of determining the impact of the adoption of ASU 2016-02 on our Consolidated Financial Statements, but this standard will have a material impact on our Consolidated Balance Sheets. See Note 17 for a summary of our undiscounted minimum rental commitments under operating leases as of March 31, 2019.

2.     Acquisition

The following acquisition was accounted for in accordance with Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

Acquisition of Fleet
On January 26, 2017, the Company completed the acquisition of Fleet pursuant to an Agreement and Plan of Merger, dated as of December 22, 2016, for $823.7 million plus cash on hand at closing and subject to certain adjustments related to net working capital. The purchase price was funded by available cash on hand, additional borrowings under our asset-based revolving credit facility, and a new $740.0 million senior secured incremental term loan under the 2012 Term Loan. As a result of the merger, we acquired women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia. The financial results from the Fleet acquisition are included in the Company's North American and International OTC Healthcare segments.

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

Sale of license rights
Historically, we received royalty income from the licensing of the names of certain of our brands in geographic areas or markets in which we do not directly compete. We had royalty agreements for the Comet® brand for several years, which included options on behalf of the licensee to purchase license rights in certain geographic areas and markets in perpetuity. In December 2014, we amended those agreements, and we sold rights to use of the Comet® brand in certain Eastern European countries to a third party licensee in exchange for $10.0 million as a partial early buyout of the license. The amended agreement provided that we would continue to receive royalty payments of $1.0 million per quarter for the remaining geographic areas and also granted the licensee an option to acquire the license rights in the remaining geographic areas any time after June 30, 2016. In July 2016, the licensee elected to exercise its option. In August 2016, we received $11.0 million for the purchase of the remaining license rights and, as a result, we recorded a pre-tax gain of $1.2 million and reduced our indefinite-lived tradenames by $9.0 million. Furthermore, the licensee was no longer required to make additional royalty payments to us, and as a result, our royalty income was reduced accordingly. We sold the Comet® brand on July 2, 2018.

4.     Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2019	2018
Components of Accounts Receivable
Trade accounts receivable	$161,047	$152,832
Other receivables	705	783
	161,752	153,615
Less allowances for discounts, returns and uncollectible accounts	(12,965)	(12,734)
Accounts receivable, net	$148,787	$140,881

5.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2019	2018
Components of Inventories
Packaging and raw materials	$17,082	$13,112
Work in process	161	157
Finished goods	102,637	105,278
Inventories	$119,880	$118,547

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.5 million and $4.2 million at March 31, 2019 and 2018, respectively, related to obsolete and slow-moving inventory.

6.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2019	2018
Components of Property, Plant and Equipment
Land	$550	$550
Building	13,960	13,746
Machinery	42,472	38,599
Computer equipment	20,716	18,116
Furniture and fixtures	3,200	2,924
Leasehold improvements	9,090	8,804
	89,988	82,739
Accumulated depreciation	(38,812)	(30,187)
Property, plant and equipment, net	$51,176	$52,552

We recorded depreciation expense of $10.0 million, $10.1 million, and $6.0 million for 2019, 2018, and 2017, respectively.

7.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2017, 2018, and 2019:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Balance – March 31, 2017
Goodwill	$706,623	$32,554	$71,405	$810,582
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2017	576,453	32,554	6,245	615,252

2018 Adjustments (a)	4,481	—	—	4,481
Effects of foreign currency exchange rates	—	365	—	365

Balance – March 31, 2018
Goodwill	711,104	32,919	71,405	815,428
Accumulated impairment losses	(130,170)	—	(65,160)	(195,330)
Balance - March 31, 2018	580,934	32,919	6,245	620,098

2019 Additions	—	—	—	—
2019 Reductions:	—	—	—	—
Goodwill (b)	—	—	(71,405)	(71,405)
Accumulated impairment loss (b)	—	—	65,160	65,160
Effects of foreign currency exchange rates	—	(1,729)	—	(1,729)
Impairment loss	(33,541)	—	—	(33,541)

Balance – March 31, 2019
Goodwill	711,104	31,190	—	742,294
Accumulated impairment losses	(163,711)	—	—	(163,711)
Balance - March 31, 2019	$547,393	$31,190	$—	$578,583
(a) Amount relates to a measurement period adjustment recorded during 2018, associated with our Fleet acquisition.
(b) As discussed in Note 3, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased goodwill by $6.2 million, net of accumulated impairment charges.

At February 28, 2019, in conjunction with our annual test for goodwill impairment, which coincides with our annual strategic planning process, we recorded an impairment charge of $33.5 million relating to our North American Oral Care reporting unit. The goodwill impairment was primarily a result of the DenTek and Efferdent/Effergrip tradename impairments discussed in Note 8.

At February 28, 2018, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed. The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2019 and 2018, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an impairment charge to be recorded in the future.

As a result of our analysis at February 28, 2019, all other reporting units tested had a fair value that exceeded their carrying value by at least 10%, with the exception of the North American Women's Health reporting unit. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our other reporting unit’s fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our other reporting unit's fair value being less than their carrying value.

8.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2019 and 2018 is as follows:

	Year Ended March 31, 2019
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2018	$2,490,303	$441,314	$2,931,617
Reclassifications	(25,152)	25,152	—
Reductions	(30,562)	(34,889)	(65,451)
Tradename impairment	(154,967)	(40,953)	(195,920)
Effects of foreign currency exchange rates	(6,431)	(341)	(6,772)
Balance – March 31, 2019	$2,273,191	$390,283	$2,663,474

Accumulated Amortization
Balance – March 31, 2018	$—	$150,701	$150,701
Additions	—	21,767	21,767
Reductions	—	(16,136)	(16,136)
Effects of foreign currency exchange rates	—	(68)	(68)
Balance – March 31, 2019	$—	$156,264	$156,264

Intangible assets, net – March 31, 2019	$2,273,191	$234,019	$2,507,210

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,195,617	$228,743	$2,424,360
International OTC Healthcare	77,574	5,276	82,850
Intangible assets, net – March 31, 2019	$2,273,191	$234,019	$2,507,210

	Year Ended March 31, 2018
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2017	$2,589,155	$441,801	$3,030,956
Tradename impairment	(99,300)	(624)	(99,924)
Effects of foreign currency exchange rates	448	137	585
Balance – March 31, 2018	$2,490,303	$441,314	$2,931,617

Accumulated Amortization
Balance – March 31, 2017	$—	$127,343	$127,343
Additions	—	23,349	23,349
Effects of foreign currency exchange rates	—	9	9
Balance – March 31, 2018	$—	$150,701	$150,701

Intangible assets, net – March 31, 2018	$2,490,303	$290,613	$2,780,916

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,375,736	$265,356	$2,641,092
International OTC Healthcare	84,006	6,068	90,074
Household Cleaning	30,561	19,189	49,750
Intangible assets, net – March 31, 2018	$2,490,303	$290,613	$2,780,916

As discussed in Note 3, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased our indefinite-lived intangibles by $30.5 million and our net finite-lived trademarks by $18.8 million.

During the fourth quarter of each fiscal year in conjunction with our strategic planning process, we perform our annual impairment analysis. We utilized the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.  The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or changes in advertising and promotional expenses, we may be required to record impairment charges in the future.

As a result of our analysis at February 28, 2019, the fair values of three of our indefinite-lived intangible assets, Fleet, DenTek and Efferdent/Effergrip, did not exceed the carrying values and as such, impairment charges of $155.0 million were recorded. In addition, in connection with the impairment analysis, the Efferdent/Effergrip intangible asset was determined to have a finite life, and as such it will be amortized prospectively over its estimated remaining useful life of 15 years as we believe this life best reflects the period over which we believe this brand will contribute to our cash flows. The impairment charges were the result of our reassessment of the long-term sales projections for these brands during our annual planning cycle as well as an overall increase in the discount rate used to value the brands.

As a result of our analysis at February 28, 2019, all other indefinite-lived intangible assets tested had a fair value that exceeded their carrying value by at least 10%, with the exception of one of the significant tradenames within our North American Women's Health reporting unit. We performed a sensitivity analysis of our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital used to value the indefinite-lived intangibles would have resulted in an additional impairment of $17.4 million. Additionally, a 50 basis point decrease in the terminal growth rate used for each of our indefinite-lived intangibles would have resulted in an additional impairment of $8.9 million.

Also as a result of our analysis at February 28, 2019, the fair value of several of our non-core finite-lived trademarks did not exceed their carrying values, and as such, impairment charges of $41.0 million were recorded. The impairment charges were the result of our reassessment of the long-term sales projections for the associated brands during our annual planning cycle, in certain instances the discontinuance of brands, as well as an overall increase in the discount rate used to value the brands.

The assets impaired in 2019 are all part of our North America OTC segment.

As a result of our analysis at February 28, 2018, the fair values of two of our indefinite-lived intangible assets, Beano and Comet®, did not exceed the carrying values and as such, impairment charges of $28.6 million and $70.7 million, respectively, were recorded in 2018 relating to these two tradenames. We also recorded an impairment charge on one of our finite-lived trademarks in 2018 of $0.6 million. Beano and the finite-lived intangible are part of our North American OTC Healthcare segment and Comet ® was part of our Household Cleaning segment (prior to the sale of our Household Cleaning segment as discussed in Note 3).

The weighted average remaining life for finite-lived intangible assets at March 31, 2019 was approximately 11.9 years, and the amortization expense for the year ended March 31, 2019 was $21.8 million. At March 31, 2019, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2020	19,642
2021	19,646
2022	19,644
2023	19,644
2024	19,614
Thereafter	135,829
$234,019

9.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2019	2018
Accrued marketing costs	$31,228	$21,473
Accrued compensation costs	10,958	10,591
Accrued broker commissions	1,361	1,487
Income taxes payable	88	1,901
Accrued professional fees	2,441	2,244
Accrued production costs	6,788	7,392
Other accrued liabilities	7,799	7,013
	$60,663	$52,101

10.     Long-Term Debt

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower entered into a senior secured credit facility, which consists of (i) a $660.0 million term loan facility (the “2012 Term Loan”) with a 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

For the year ended March 31, 2019, the average interest rate on the 2012 Term Loan was 4.9% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 3.8%.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). The Borrower may redeem some or all of the 2013 Senior Notes at redemption prices set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are guaranteed by Prestige Consumer Healthcare Inc. and certain of its 100% domestic owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due March 1, 2024 (the “Initial Notes”), pursuant to a purchase agreement, dated February 16, 2016, among the Borrower, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The 2016 Senior Notes are guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the Guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

The 2016 Senior Notes were issued pursuant to an indenture, dated February 19, 2016 (the “Indenture”). The Indenture provides, among other things, that interest will be payable on the 2016 Senior Notes on March 1 and September 1 of each year, beginning on September 1, 2016, until their maturity date of March 1, 2024. The 2016 Senior Notes are senior unsecured obligations of the Borrower.

On March 21, 2018, we completed the sale of $250.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “Additional Notes”), at an issue price of 101.0%, pursuant to a purchase agreement, dated March 16, 2018, among Prestige Consumer Healthcare Inc., the guarantors party thereto and the initial purchasers party thereto. The Additional Notes are senior unsecured obligations of Prestige Consumer Healthcare Inc. and are guaranteed by each of Prestige Consumer Healthcare's domestic subsidiaries that guarantee its obligations under the 2012 Term Loan. We used the proceeds from the issuance of the Additional Notes to repay a portion of our outstanding obligations under the 2012 Term Loan and to pay related fees and expenses. The Additional Notes will be treated as a single series with the $350.0 million aggregate principle amount of Initial Notes (the Initial Notes and, together with the Additional Notes, the “2016 Senior Notes”).

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

The indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. At March 31, 2019, we were in compliance with the covenants under our long-term indebtedness.

At March 31, 2019, we had an aggregate of $0.8 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $14.4 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $2.8 million related to the 2013 Senior Notes, $4.3 million related to the 2016 Senior Notes, and $7.3 million related to the 2012 Term Loan.

At March 31, 2018 we had an aggregate of $1.1 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $20.0 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $3.7 million related to the 2013 Senior Notes, $5.0 million related to the 2016 Senior Notes, and $11.3 million related to the 2012 Term Loan.

At March 31, 2019, we had $75.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $95.6 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2019	March 31, 2018
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00% with a floor of 1.00% due on January 26, 2024.	738,000	938,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	75,000	75,000
Long-term debt	1,813,000	2,013,000
Less: unamortized debt costs	(14,402)	(20,048)
Long-term debt, net	$1,798,598	$1,992,952

As of March 31, 2019, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2013 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2020	$—
2021	—
2022	475,000
2023	—
2024	1,338,000
Thereafter	—
$1,813,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these borrowings at March 31, 2019 and 2018).

	March 31, 2019		March 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$606,000	$600,000	$610,500
2013 Senior Notes	400,000	401,500	400,000	402,000
2012 Term B-5 Loans	738,000	728,775	938,000	939,173
2012 ABL Revolver	75,000	75,000	75,000	75,000

At March 31, 2019 and 2018, we did not have any assets or liabilities measured in Level 1 or 3. During 2019, 2018 and 2017, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2019.

During the years ended March 31, 2019 and 2018, we repurchased 68,939 shares and 20,549 shares, respectively, of common stock from our employees pursuant to the provisions of the various employee restricted stock awards. The repurchases during the years ended March 31, 2019 and 2018 were at an average price of $33.09 and $52.33, respectively. All of the repurchased shares have been recorded as treasury stock.

During the year ended March 31, 2019, we also repurchased 1,449,750 shares of our common stock in conjunction with our share repurchase program. The repurchases were at an average price of $34.47 per share, totaled $50.0 million, and have been recorded as treasury stock.

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

During 2019, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $7.4 million and $1.4 million, respectively.

During 2018, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $8.9 million and $1.8 million, respectively.

During 2017, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $8.1 million and $2.6 million, respectively.

At March 31, 2019, there were $5.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 0.9 years.  The total fair value of options and restricted shares vested during 2019, 2018, and 2017 was $12.0 million, $6.8 million and $6.0 million, respectively.  Cash received from the exercise of stock options was $2.9 million during 2019, and we realized $1.3 million in tax benefits for the tax deductions resulting from RSU issuances and option exercises in 2019. Cash received from the exercise of stock options was $1.6 million during 2018, and we realized $1.1 million in tax benefits for the tax deductions resulting from RSU issuances and option exercises in 2018. Cash received from the exercise of stock options was $4.0 million during 2017, and we realized $2.0 million in tax benefits for the tax deductions from RSU issuances and option exercises in 2017. At March 31, 2019, there were 1.8 million shares available for issuance under the Plan.

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

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.
A summary of the Company’s RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Vested and nonvested at March 31, 2016	467.8	$35.22

Granted	68.4	55.44
Vested and issued	(94.7)	28.51
Forfeited	(91.4)	41.71
Vested and nonvested at March 31, 2017	350.1	39.29
Vested at March 31, 2017	63.4	20.12

Granted	105.8	55.61
Vested and issued	(53.3)	34.30
Forfeited	(9.1)	48.76
Vested and nonvested at March 31, 2018	393.5	44.13
Vested at March 31, 2018	90.5	29.88

Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and nonvested at March 31, 2019	413.0	36.58
Vested at March 31, 2019	113.2	31.05

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

The weighted-average grant-date fair values of the options granted during 2019, 2018, and 2017 were $10.22, $21.20, and $21.75, respectively.

	Year Ended March 31,
	2019	2018	2017
Expected volatility	29.6%	35.2%	37.8%
Expected dividends	—	—	—
Expected term in years	6.0	6.0	6.0
Risk-free rate	2.9%	2.2%	1.7%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2016	727.7	$30.70

Granted	264.3	55.86
Exercised	(126.8)	31.75
Forfeited or expired	(92.9)	42.66
Outstanding at March 31, 2017	772.3	37.70

Granted	182.8	56.11
Exercised	(55.7)	29.08
Forfeited or expired	(26.2)	48.19
Outstanding at March 31, 2018	873.2	41.79

Granted	294.5	29.46
Exercised	(97.7)	30.02
Forfeited or expired	(125.4)	47.16
Outstanding at March 31, 2019	944.6	38.45	7.0	$2,048
Exercisable at March 31, 2019	499.4	37.87	5.5	$1,921

The aggregate intrinsic value of options exercised during 2019, 2018 and 2017 was $0.8 million, $1.2 million and $3.2 million, respectively.

14.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2019 and 2018:

	March 31,	March 31,
(In thousands)	2019	2018
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(26,878)	$(20,398)
Unrecognized net gain on pension plans	1,131	1,083
Accumulated other comprehensive loss, net of tax	$(25,747)	$(19,315)

As of March 31, 2019 and 2018, no amounts were reclassified from accumulated other comprehensive income into earnings.

15.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act represented significant U.S. federal tax reform legislation that included a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate resulted in a one-time benefit of $267.0 million related to the value of our deferred tax liabilities and a benefit of $3.2 million related to the lower blended tax rate on our earnings, in the year ended March 31, 2018, resulting in a net benefit of $270.2 million. Additionally, the tax reform legislation subjects certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation, which resulted in a charge of $1.9 million in the year ended March 31, 2018.

Income (loss) before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2019	2018	2017
United States	$(52,313)	$84,435	$93,582
Foreign	14,258	22,651	17,268
	$(38,055)	$107,086	$110,850

The (benefit) provision for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2019	2018	2017
Current
Federal	$27,629	$31,327	$40,183
State	3,156	2,686	2,808
Foreign	7,193	5,588	4,242
Deferred
Federal	(35,760)	(270,796)	(5,421)
State	(4,101)	(1,240)	(163)
Foreign	(372)	(49)	(194)
Total (benefit) provision for income taxes	$(2,255)	$(232,484)	$41,455

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2019	2018
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$3,285	$2,806
Inventory capitalization	1,245	1,176
Inventory reserves	1,267	540
Net operating loss carryforwards	226	609
State income taxes	9,003	10,154
Accrued liabilities	1,785	2,210
Accrued compensation	4,416	4,992
Stock compensation	4,206	5,038
Foreign tax credit	3,236	—
Interest	154	—
Other	7,691	4,975
Total deferred tax assets	$36,514	$32,500

Deferred Tax Liabilities
Property, plant and equipment	$(6,002)	$(6,032)
Intangible assets	(425,134)	(467,388)
Adoption of revenue recognition standard	(721)	—
Total deferred tax liabilities	$(431,857)	$(473,420)

Net deferred tax liability before valuation allowance	$(395,343)	$(440,920)
Valuation allowance	(3,236)	(609)
Net deferred tax liability	$(398,579)	$(441,529)

The net deferred tax liability shown above is net of $1.0 million of long-term deferred tax assets as of March 31, 2019 and $1.0 million of long-term deferred tax assets as of March 31, 2018.

At March 31, 2019 and 2018, we have a valuation allowance of $3.2 million and $0.6 million, respectively, related to certain deferred tax assets that we have concluded are not more likely than not to be realized. The increase in the valuation allowance related to unutilized foreign tax credit carryovers, as further described below.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2019		2018		2017
(In thousands)		%		%		%
Income tax (benefit) provision at statutory rate	$(7,992)	21.0	$37,480	35.0	$38,798	35.0
Foreign tax provision (benefit)	2,866	(7.5)	(2,084)	(1.9)	(2,322)	(2.1)
State income taxes, net of federal income tax benefit	(1,710)	4.5	1,414	1.3	1,820	1.7
Impact of tax legislation	—	—	(268,244)	(250.5)	—	—
Goodwill impairment	5,616	(14.8)	—	—	3,208	2.9
R&D	(629)	1.7	—	—	—	—
Compensation limitations	296	(0.8)	—	—	—	—
Valuation allowance	2,627	(6.9)	(2,828)	(2.6)	—	—
Gain on sale	1,312	(3.4)	—	—	—	—
Nondeductible transaction costs	—	—	—	—	686	0.6
Nondeductible compensation	—	—	—	—	342	0.3
Other	(4,641)	12.1	1,778	1.6	(1,077)	(1.0)
Total (benefit) provision for income taxes	$(2,255)	5.9	$(232,484)	(217.1)	$41,455	37.4

Uncertain tax liability activity is as follows:

	2019	2018	2017
(In thousands)
Balance – beginning of year	$10,827	$3,651	$4,084
Additions based on tax positions related to the current year	585	7,286	583
Reductions based on lapse of statute of limitations	(650)	(110)	(1,016)
Payments and other movements	(888)	—	—
Balance – end of year	$9,874	$10,827	$3,651

We recognize interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense. We did not incur any material interest or penalties related to income taxes in 2019, 2018 or 2017. We do not anticipate any events or circumstances that would cause a significant change to these uncertainties during the ensuing year. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2016 forward.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  Pursuant to the FASB guidance, we elected to treat any potential GILTI inclusions as a period cost without recognizing any related potential deferred tax liabilities or assets.

Our current foreign tax credit analysis is suggestive of annual foreign tax credit limitation anticipated to be less than foreign income taxes accrued during the year.  The operating conditions giving rise to such excess credit condition may be anticipated to continue into future tax years.  As a result, we have recognized a full valuation allowance for the deferred tax asset recognized in respect of unutilized foreign tax credit carryovers, which are limited to ten-year carryovers under IRC §904(c).  Such excess credit condition did not exist in prior years; however, the Tax Act, enacted in 2017, required substantial changes in the manner of calculating foreign tax credit limitation.

16.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $1.5 million, $1.6 million and $0.9 million for 2019, 2018 and 2017, respectively.

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

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets and includes a statement of the plans' funded status as of March 31, 2019 and 2018:

	March 31,
(In thousands)	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of period	$61,882	$61,714
Interest cost	2,380	2,529
Actuarial (gain) loss	(744)	800
Benefits paid	(3,184)	(3,161)
Projected benefit obligations at end of year	$60,334	$61,882

Change in plan assets:
Fair value of plan assets at beginning of period	$50,508	$47,772
Actual return on plan assets	2,416	5,505
Employer contribution	1,375	392
Benefits paid	(3,184)	(3,161)
Fair value of plan assets at end of year	$51,115	$50,508

Funded status at end of year	$(9,219)	$(11,374)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2019	2018
Current liability	$361	461
Long-term liability	8,858	10,913
Total	$9,219	$11,374

The primary components of Net Periodic Benefits consist of the following:

	Year Ended March 31,
(In thousands)	2019	2018	2017
Interest cost	$2,380	$2,529	$456
Expected return on assets	(3,070)	(2,901)	(462)
Net periodic benefit cost (income)	$(690)	$(372)	$(6)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $60.3 million at March 31, 2019, and $61.9 million at March 31, 2018 and we had a net periodic benefit (income) of less than $1.0 million for 2019, 2018 and 2017.

The pension benefit amounts stated above include one pension plan that is an unfunded plan. The projected benefit obligation and accumulated benefit obligation for this unfunded plan were $4.6 million as of March 31, 2019 and $5.9 million as of March 31, 2018.

The following table includes amounts that are expected to be contributed to the plans by the Company. It reflects benefit payments that are made from the plans' assets as well as those made directly from the Company's assets. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2020 (expectation) to participant benefits	$1,361

Expected benefit payments year ending March 31,
2020	$3,371
2021	3,472
2022	3,592
2023	3,678
2024	3,743
2025-2029	18,771

During 2019, we made a $1.0 million contribution to the qualified defined benefit plan. During 2018, we made no contribution to the qualified plan. During 2017, we funded $6.0 million to the plan.

The Company's primary investment objective for its qualified pension plan assets is to provide a source of retirement income for the plans' participants and beneficiaries. The asset allocation for the Company's funded retirement plan as of March 31, 2019 and 2018, and the target allocation by asset category are as follows:

	Percentage of Plan Assets
Asset Category	Target Allocation	March 31, 2019	March 31, 2018
Domestic large cap equities	18%	18%	21%
Domestic small/mid cap equities	5	5	6
International equities	15	15	18
Fixed income and cash	62	62	55
Total	100%	100%	100%

The plan assets are invested in a diversified portfolio consisting primarily of domestic fixed income and publicly traded equity securities held within group trust funds at March 31, 2019 and 2018. These assets are fair valued using NAV.

The following tables show the unrecognized actuarial loss (gain) included in accumulated other comprehensive income at March 31, 2019, 2018 and 2017, as well as the prior service cost credit and actuarial loss expected to be reclassified from accumulated other comprehensive income (loss) to retirement expense during 2020:

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2017:
Unrecognized actuarial loss	$399
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2018:
Unrecognized actuarial (gain)	$(1,407)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive (income) as of March 31, 2019:
Unrecognized actuarial (gain)	$(1,469)
Unrecognized prior service credit	—

Amounts expected to be reclassified from accumulated other comprehensive income (loss) during 2020:
Unrecognized actuarial (loss)	$—
Unrecognized prior service credit	—

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2019 and 2018 were as follows:

	March 31,
	2019	2018
Key assumptions:
Discount rate	3.80% to 3.99%	3.93% to 4.07%
Expected return on plan assets, net of administrative fees	5.75%	6.25%
Rate of compensation increase	—	—

The determination of the expected long-term rate of return was derived from an optimized portfolio using an asset allocation software program. The risk and return assumptions, along with the correlations between the asset classes, were entered into the program. Based on these assumptions and historical experience, the portfolio is expected to achieve a long-term rate of return of 5.75%. The investment managers engaged to manage the portfolio are expected to outperform their expected benchmarks on a relative basis over a full market cycle.

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

The following summarizes future minimum lease payments for our operating leases as of March 31, 2019 (a):

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2020	$2,828	$314	$3,142
2021	2,633	248	2,881
2022	2,265	213	2,478
2023	1,684	105	1,789
2024	1,705	—	1,705
Thereafter	6,780	—	6,780
	$17,895	$880	$18,775
(a) Minimum lease payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under non- cancellable subleases.

The following schedule shows the composition of total minimum lease payments that have been reduced by minimum sublease rentals:

	Year ending March 31,
(In thousands)	2019	2018
Minimum lease payments	$18,775	$20,987
Less: Sublease rentals	(509)	(1,018)
	$18,266	$19,969

Rent expense was $2.4 million, $1.9 million, and $2.0 million for 2019, 2018, and 2017, respectively.

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2020	$9,802
2021	9,719
2022	9,497
2023	1,650
2024	—
Thereafter	—
$30,668

18.     Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare and Household Cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 3).  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and ecommerce channels.  During 2019, 2018, and 2017, approximately 42.9%, 41.2%, and 40.0%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2019, 2018, and 2017, Walmart accounted for approximately 23.7%, 23.8%, and 21.1%, respectively, of our gross revenues. At March 31, 2019, approximately 25.1% of our accounts receivable were owed by Walmart.

Our product distribution in the United States is currently managed by a third party through one primary distribution center near St. Louis, Missouri, and we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. On May 13, 2019, we entered into an agreement with a second third party logistics provider for a warehouse, and we intend to transition to this facility, which will be managed by a new logistics provider. A serious disruption, caused by performance or contractual issues with a third party distribution manager or by earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. Any disruption as a result of business integration, transition of our distribution center to the new third party manager or new location, or third party performance at our distribution centers could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the Fleet products, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution centers, the third party distribution managers or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 33 manufacturers that produced items that accounted for approximately 65.6% of our gross sales for 2019, compared to 46 manufacturers with long-term contracts that accounted for approximately 73.6% of gross sales in 2018.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$862,446	$93,520	$19,811	$975,777
Cost of sales	364,533	39,080	16,588	420,201
Gross profit	497,913	54,440	3,223	555,576
Advertising and promotion	126,374	16,286	430	143,090
Contribution margin	$371,539	$38,154	$2,793	412,486
Other operating expenses**				344,983
Operating income				67,503
Other expense				105,558
Loss before income taxes				(38,055)
Benefit for income taxes				(2,255)
Net loss				$(35,800)
*Intersegment revenues of $7.4 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2019 includes a tradename impairment charge of $195.9 million and a goodwill impairment charge of $33.5 million .

	Year Ended March 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$868,874	$91,658	$80,647	$1,041,179
Cost of sales	357,298	40,244	67,132	464,674
Gross profit	511,576	51,414	13,515	576,505
Advertising and promotion	129,058	16,267	1,961	147,286
Contribution margin	$382,518	$35,147	$11,554	429,219
Other operating expenses**				213,745
Operating income				215,474
Other expense				108,388
Income before income taxes				107,086
Provision for income taxes				(232,484)
Net income				$339,570
* Intersegment revenues of $7.7 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2018 includes a tradename impairment charge of $99.9 million.

	Year Ended March 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$720,824	$73,304	$87,932	$882,060
Cost of sales	282,750	30,789	68,235	381,774
Gross profit	438,074	42,515	19,697	500,286
Advertising and promotion	112,465	13,434	2,460	128,359
Contribution margin	$325,609	$29,081	$17,237	371,927
Other operating expenses**				166,284
Operating income				205,643
Other expense				94,793
Income before income taxes				110,850
Provision for income taxes				41,455
Net income				$69,395
*Intersegment revenues of $4.2 million were eliminated from the North America OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2017 includes a pre-tax net loss of $51.8 million related to divestitures. These divestitures include Pediacare®, New Skin®, Fiber Choice®, e.p.t®, Dermoplast®, and license rights in certain geographic areas pertaining to Comet®. The assets and corresponding contribution margin associated with the pre-tax net loss on divestitures related to Pediacare®, New Skin®, Fiber Choice®, e.p.t® and Dermoplast® are included within the North American OTC Healthcare segment, while the pre-tax gain on sale of license rights related to Comet® are included in the Household Cleaning segment.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$113,563	$615	$—	$114,178
Cough & Cold	83,168	19,955	—	103,123
Women's Health	244,927	13,552	—	258,479
Gastrointestinal	125,416	35,046	—	160,462
Eye & Ear Care	101,128	11,709	—	112,837
Dermatologicals	95,801	2,171	—	97,972
Oral Care	92,964	10,468	—	103,432
Other OTC	5,479	4	—	5,483
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$862,446	$93,520	$19,811	$975,777

	Year Ended March 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$118,610	$807	$—	$119,417
Cough & Cold	93,537	18,310	—	111,847
Women's Health	247,244	12,140	—	259,384
Gastrointestinal	117,627	34,609	—	152,236
Eye & Ear Care	92,308	11,744	—	104,052
Dermatologicals	94,775	2,113	—	96,888
Oral Care	99,072	11,930	—	111,002
Other OTC	5,701	5	—	5,706
Household Cleaning	—	—	80,647	80,647
Total segment revenues	$868,874	$91,658	$80,647	$1,041,179

	Year Ended March 31, 2017
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$120,253	$1,922	$—	$122,175
Cough & Cold	90,795	17,990	—	108,785
Women's Health	147,071	3,811	—	150,882
Gastrointestinal	76,500	24,812	—	101,312
Eye & Ear Care	97,618	12,075	—	109,693
Dermatologicals	85,194	2,159	—	87,353
Oral Care	97,586	10,513	—	108,099
Other OTC	5,807	22	—	5,829
Household Cleaning	—	—	87,932	87,932
Total segment revenues	$720,824	$73,304	$87,932	$882,060

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2019	2018	2017
United States	$837,049	$903,511	$769,732
Rest of world	138,728	137,668	112,328
Total	$975,777	$1,041,179	$882,060

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2019 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$547,393	$31,190	$—	$578,583

Intangible assets
Indefinite-lived	2,195,617	77,574	—	2,273,191
Finite-lived	228,743	5,276	—	234,019
Intangible assets, net	$2,424,360	82,850	—	2,507,210
Total	$2,971,753	$114,040	$—	$3,085,793

March 31, 2018 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Goodwill	$580,934	$32,919	$6,245	$620,098

Intangible assets
Indefinite-lived	2,375,736	84,006	30,561	2,490,303
Finite-lived	265,356	6,068	19,189	290,613
Intangible assets, net	2,641,092	90,074	49,750	2,780,916
Total	$3,222,026	$122,993	$55,995	$3,401,014

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2019	2018
United States	$2,971,753	$3,278,021
Rest of world	114,040	122,993
Total	$3,085,793	$3,401,014

20.     Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2019 and 2018 is as follows:

Year Ended March 31, 2019

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total revenues	$253,980	$239,357	$241,414	$241,026
Cost of sales	113,357	101,885	102,179	102,780
Gross profit	140,623	137,472	139,235	138,246

Operating expenses
Advertising and promotion	37,111	37,042	34,504	34,433
General and administrative	23,941	24,034	20,485	21,299
Depreciation and amortization	7,084	6,756	6,705	6,502
Gain on divestiture	—	(1,284)	—	—
Goodwill and tradename impairment	—	—	—	229,461
Total operating expenses	68,136	66,548	61,694	291,695
Operating income (loss)	72,487	70,924	77,541	(153,449)
Net interest expense	25,940	27,070	26,327	25,745
Other expense (income), net	87	335	218	(164)
Income (loss) before income taxes	46,460	43,519	50,996	(179,030)
Provision (benefit) for income taxes	11,994	12,678	12,829	(39,756)
Net income (loss)	$34,466	$30,841	$38,167	$(139,274)

Earnings (loss) per share:
Basic	$0.65	$0.59	$0.74	$(2.68)
Diluted	$0.65	$0.59	$0.73	$(2.68)

Weighted average shares outstanding:
Basic	52,640	51,841	51,881	51,912
Diluted	52,942	52,153	52,202	51,912

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(2,974)	(2,145)	(2,020)	659
Unrecognized net gain on pension plans	—	—	—	48
Total other comprehensive (loss) income	(2,974)	(2,145)	(2,020)	707
Comprehensive income (loss)	$31,492	$28,696	$36,147	$(138,567)

Year Ended March 31, 2018

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$256,573	$258,026	$270,615	$255,965
Cost of sales	113,097	113,928	122,941	114,708
Gross profit	143,476	144,098	147,674	141,257

Operating expenses
Advertising and promotion	36,944	39,188	35,835	35,319
General and administrative	20,410	21,999	20,820	22,164
Depreciation and amortization	7,167	7,186	7,129	6,946
Tradename impairment	—	—	—	99,924
Total operating expenses	64,521	68,373	63,784	164,353
Operating income (loss)	78,955	75,725	83,890	(23,096)
Net interest expense	26,341	26,836	25,864	26,838
Loss on extinguishment of debt	—	—	—	2,901
Other (income) expense, net	(74)	(432)	387	(273)
Income (loss) before income taxes	52,688	49,321	57,639	(52,562)
Provision (benefit) for income taxes	18,929	18,616	(257,154)	(12,875)
Net income (loss)	$33,759	$30,705	$314,793	$(39,687)

Earnings (loss) per share:
Basic	$0.64	$0.58	$5.93	$(0.75)
Diluted	$0.63	$0.57	$5.88	$(0.75)

Weighted average shares outstanding:
Basic	53,038	53,098	53,129	53,131
Diluted	53,509	53,539	53,543	53,131

Comprehensive income, net of tax:
Currency translation adjustments	1,119	2,716	4,492	(2,625)
Unrecognized net loss on pension plans	1	—	—	1,334
Total other comprehensive (loss) income	1,120	2,716	4,492	(1,291)
Comprehensive (loss) income	$34,879	$33,421	$319,285	$(40,978)

21.    Subsequent Events

Share Repurchase Program
In May, 2019, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s issued and outstanding common stock.  Under the authorization, the Company may purchase common stock through May, 2020 utilizing one or more open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions or otherwise, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

The timing of the purchases and the amount of stock repurchased is subject to the Company's discretion and will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations including the Company’s historical strategy of pursuing accretive acquisitions and deleveraging.

Share Based Compensation
On May 6, 2019, the Compensation and Talent Management Committee of our Board of Directors granted 98,645 performance units, 89,284 RSUs and stock options to acquire 281,486 shares of our common stock to certain executive officers and employees under the Plan. Performance units are earned based on achievement of the performance objectives set by the Compensation and Talent Management Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. RSUs vest either 33.3% per year over three years or in their entirety on the three-year anniversary of the date of grant. Upon vesting, both performance units and RSUs will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $30.56 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested performance units, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.
Logistics Provider Agreement
On May 13, 2019, we entered into a Master Logistics Services Agreement with GEODIS Logistics LLC (“GEODIS”), pursuant to which GEODIS will serve as a new third party logistics provider. The agreement will have an initial term of five years with an option to renew for an additional five year term. Under the Master Logistics Services Agreement, we have authorized GEODIS to lease a facility under a five year term.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year		Amounts Charged to Expense		Deductions	Other		Balance at End of Year
Year Ended March 31, 2019
Reserves for sales returns and allowance	$8,813		$56,276		$(56,116)	$—		$8,973
Reserves for trade promotions	13,062	(a)	90,844		(88,415)	—		15,491
Reserves for consumer coupon redemptions	2,645		5,199		(6,669)	—		1,175
Allowance for doubtful accounts	1,203		203		(147)	—		1,259
Deferred tax valuation allowance	609		2,627	(b)	—	—		3,236

Year Ended March 31, 2018
Reserves for sales returns and allowance	9,429		62,953		(63,569)	—		8,813
Reserves for trade promotions	15,193		78,669		(82,427)	—		11,435
Reserves for consumer coupon redemptions	4,614		7,283		(9,252)	—		2,645
Allowance for doubtful accounts	1,352		187		(336)	—		1,203
Deferred tax valuation allowance	3,437		—		—	(2,828)	(c)	609

Year Ended March 31, 2017
Reserves for sales returns and allowance	8,823		41,173		(41,417)	850	(d)	9,429
Reserves for trade promotions	12,641		69,475		(69,713)	2,790	(d)	15,193
Reserves for consumer coupon redemptions	4,323		7,616		(7,745)	420	(d)	4,614
Allowance for doubtful accounts	815		177		360	—		1,352
Deferred tax valuation allowance	—		—		—	3,437	(d)	3,437
(a) Reflects opening balance sheet adjustment related to the adoption of new revenue recognition standard.
(b) Relates to the unutilized foreign tax credit carryovers.
(c) Reclassified into a FIN 48 liability.
(d) Reflects the applicable amounts acquired from the purchase of Fleet on January 26, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2019.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2019 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 50 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 13, 2019, we entered into a Master Logistics Services Agreement with GEODIS Logistics LLC (“GEODIS”), pursuant to which GEODIS will serve as a new third party logistics provider. The agreement will have an initial term of five years with an option to renew for an additional five year term. Under the Master Logistics Services Agreement, we have authorized GEODIS to lease a facility under a five year term with a budgeted cost of approximately $20.0 million over the term.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2019 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item, including Items 402 (b) and 407 (e)(4) and (e)(5) of Regulation S-K, will be contained in the Company’s 2019 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2019 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2019 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2019 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 51 through 90) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2019
Consolidated Balance Sheets at March 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2019
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2019
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2019, 2018 and 2017

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

(b)	Exhibit Index

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated April 25, 2014, by and among Medtech Products Inc., Insight Pharmaceuticals Corporation, SPC Partners IV, L.P. and the other seller parties thereto (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014).+

2.2
Agreement and Plan of Merger, dated as of December 21, 2016, by and among Medtech Products Inc., AETAGE LLC, C.B. Fleet TopCo, LLC and Gryphon Partners 3.5, L.P. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 2, 2017).+

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).+
3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2018).+

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc. as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on form 10-Q filed with the SEC on February 7, 2019).+

3.3
Certificate of Designations of Series A Preferred Stock of Prestige Consumer Healthcare Inc. as filed with the Secretary of State of the State of Delaware on February 27, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2012).+

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

4.8	Form of 6.375% Senior Notes due 2024 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2016). +
4.9	Description of Prestige Consumer Healthcare Inc. Securities. *
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

10.35	Amended and Restated Executive Severance Plan, adopted as of October 29, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 1, 2018). +#
10.36
Asset Purchase Agreement, dated July 2, 2018, by and among KIK International LLC, Prestige Brands International, Inc., The Spic and Span Company, Medtech Holdings, Inc. (as guarantor only) and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018).+

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

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer
Date:	May 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 13, 2019
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer	May 13, 2019
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 13, 2019
John E. Byom

/s/ GARY E. COSTLEY	Director	May 13, 2019
Gary E. Costley

/s/ SHEILA A. HOPKINS	Director	May 13, 2019
Sheila A. Hopkins

/s/ CARL J. JOHNSON	Director	May 13, 2019
Carl J. Johnson

/s/ JAMES M. JENNESS	Director	May 13, 2019
James M. Jenness

/s/ NATALE S. RICCIARDI	Director	May 13, 2019
Natale S. Ricciardi