Form 10-Q
period 2019-06-30
Prestige Consumer Healthcare Inc.
filed 2019-08-01
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒
As of July 26, 2019, there were 50,241,294 shares of common stock outstanding.

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

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2019	2018
Revenues
Net sales	$232,133	$253,954
Other revenues	21	26
Total revenues	232,154	253,980

Cost of Sales
Cost of sales excluding depreciation	97,100	112,069
Cost of sales depreciation	987	1,288
Cost of sales	98,087	113,357
Gross profit	134,067	140,623

Operating Expenses
Advertising and promotion	34,801	37,111
General and administrative	21,706	23,941
Depreciation and amortization	6,074	7,084
Total operating expenses	62,581	68,136
Operating income	71,486	72,487

Other (income) expense
Interest income	(43)	(100)
Interest expense	25,063	26,040
Other expense, net	416	87
Total other expense	25,436	26,027
Income before income taxes	46,050	46,460
Provision for income taxes	12,125	11,994
Net income	$33,925	$34,466

Earnings per share:
Basic	$0.66	$0.65
Diluted	$0.65	$0.65

Weighted average shares outstanding:
Basic	51,697	52,640
Diluted	52,047	52,942

Comprehensive income, net of tax:
Currency translation adjustments	(224)	(2,974)
Total other comprehensive loss	(224)	(2,974)
Comprehensive income	$33,701	$31,492
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2019	March 31, 2019

Assets
Current assets
Cash and cash equivalents	$29,042	$27,530
Accounts receivable, net of allowance of $12,059 and $12,965, respectively	142,927	148,787
Inventories	129,388	119,880
Prepaid expenses and other current assets	9,164	4,741
Total current assets	310,521	300,938

Property, plant and equipment, net	51,387	51,176
Operating lease right-of-use asset	16,097	—
Goodwill	578,309	578,583
Intangible assets, net	2,501,358	2,507,210
Other long-term assets	3,038	3,129
Total Assets	$3,460,710	$3,441,036

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$62,109	$56,560
Accrued interest payable	13,937	9,756
Operating lease liabilities, current portion	5,099	—
Other accrued liabilities	62,346	60,663
Total current liabilities	143,491	126,979

Long-term debt, net	1,779,380	1,798,598
Deferred income tax liabilities	403,750	399,575
Long-term operating lease liability, net of current portion	12,526	—
Other long-term liabilities	19,940	20,053
Total Liabilities	2,359,087	2,345,205

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,741 shares at June 30, 2019 and 53,670 shares at March 31, 2019	537	536
Additional paid-in capital	480,805	479,150
Treasury stock, at cost - 2,848 shares at June 30, 2019 and 1,871 shares at March 31, 2019	(89,493)	(59,928)
Accumulated other comprehensive loss, net of tax	(25,971)	(25,747)
Retained earnings	735,745	701,820
Total Stockholders' Equity	1,101,623	1,095,831
Total Liabilities and Stockholders' Equity	$3,460,710	$3,441,036
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
Stock-based compensation	—	—	1,381	—	—	—	—	1,381
Exercise of stock options	9	—	275	—	—	—	—	275
Issuance of shares related to restricted stock	62	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	977	(29,565)	—	—	(29,565)
Net income	—	—	—	—	—	—	33,925	33,925
Comprehensive (loss) income	—	—	—	—	—	(224)	—	(224)
Balances at June 30, 2019	53,741	$537	$480,805	2,848	$(89,493)	$(25,971)	$735,745	$1,101,623

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2018	53,396	$534	$468,783	353	$(7,669)	$(19,315)	$736,277	$1,178,610
Adoption of new accounting pronouncement	—	—	—	—	—	—	1,343	1,343
Stock-based compensation	—	—	1,657	—	—	—	—	1,657
Exercise of stock options	33	—	880	—	—	—	—	880
Issuance of shares related to restricted stock	174	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,518	(52,259)	—	—	(52,259)
Net income	—	—	—	—	—	—	34,466	34,466
Comprehensive (loss) income	—	—	—	—	—	(2,974)	—	(2,974)
Balances at June 30, 2018	53,603	$536	$471,318	1,871	$(59,928)	$(22,289)	$772,086	$1,161,723
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2019	2018
Operating Activities
Net income	$33,925	$34,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,061	8,372
Loss on disposal of property and equipment	20	1
Deferred income taxes	4,206	6,755
Amortization of debt origination costs	851	920
Stock-based compensation costs	1,381	1,657
Non-cash operating lease cost	1,338	—
Changes in operating assets and liabilities:
Accounts receivable	5,808	(4,357)
Inventories	(8,939)	(9,303)
Prepaid expenses and other current assets	(4,335)	623
Accounts payable	5,306	16,479
Accrued liabilities	7,616	347
Operating lease liabilities	(1,368)	—
Other	(93)	(108)
Net cash provided by operating activities	52,777	55,852

Investing Activities
Purchases of property, plant and equipment	(1,956)	(2,469)
Net cash used in investing activities	(1,956)	(2,469)

Financing Activities
Borrowings under revolving credit agreement	15,000	20,000
Repayments under revolving credit agreement	(35,000)	(20,000)
Proceeds from exercise of stock options	275	880
Fair value of shares surrendered as payment of tax withholding	(799)	(2,281)
Repurchase of common stock	(28,766)	(49,978)
Net cash used in financing activities	(49,290)	(51,379)

Effects of exchange rate changes on cash and cash equivalents	(19)	(283)
Increase in cash and cash equivalents	1,512	1,721
Cash and cash equivalents - beginning of period	27,530	32,548
Cash and cash equivalents - end of period	$29,042	$34,269

Interest paid	$19,966	$20,907
Income taxes paid	$1,807	$334
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 2) to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 8.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2020) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2019 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2020.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends a number of aspects of lease accounting, including requiring lessees to recognize all leases with a term greater than one year as a right-of-use ("ROU") asset and corresponding lease liability, measured at the present value of the lease payments. On April 1, 2019, we adopted Topic 842 using the modified retrospective approach. Results for the three months ended June 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and the prior period continues to be reported in accordance with previous lease guidance, ASC Topic 840, Leases.

The new standard provides a number of optional practical expedients in transition. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The effects of this recently adopted accounting pronouncement to our Consolidated Balance Sheet as of April 1, 2019 are as follows:

(In thousands)	March 31, 2019	New Lease Standard Adjustment	April 1, 2019
Assets:
Operating lease ROU assets	$—	$17,435	$17,435

Liabilities:
Operating lease liabilities, current portion	$—	$(5,697)	$(5,697)
Long-term operating lease liabilities, net of current portion	$—	$(13,296)	$(13,296)
Other accrued liabilities (1)	$(60,663)	$1,558	$(59,105)
(1) Relates to deferred rent and exit costs associated with existing leases.

Adoption of this accounting pronouncement had no impact on our other financial statements.

See Note 6 for our lease accounting policy.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These amendments clarify and improve areas of guidance related to recently issued standards on the topics of credit losses, hedging and recognition and measurements. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments an option to irrevocably elect the fair value option in Subtopic 825-10. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

2.    Divestitures

On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment.

As a result of this transaction, we received proceeds of approximately $65.9 million and recorded a pre-tax gain on sale of $1.3 million. The net proceeds were used to repay debt.

3.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2019	March 31, 2019
Components of Inventories
Packaging and raw materials	$14,367	$17,082
Work in process	342	161
Finished goods	114,679	102,637
Inventories	$129,388	$119,880

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.6 million and $5.5 million at June 30, 2019 and March 31, 2019, respectively, related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2019
Goodwill	$711,104	$31,190	$742,294
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - March 31, 2019	547,393	31,190	578,583
2020 Reductions:
Effects of foreign currency exchange rates	—	(274)	(274)
Balance - June 30, 2019
Goodwill	711,104	30,916	742,020
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - June 30, 2019	$547,393	$30,916	$578,309

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2019, and we recorded impairment charges in our March 31, 2019 financial statements. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2019, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an additional impairment charge to be recorded in the future. As of June 30, 2019, no events have occurred that would indicate further potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2019	$2,273,191	$390,283	$2,663,474
Effects of foreign currency exchange rates	(897)	(63)	(960)
Balance — June 30, 2019	2,272,294	390,220	2,662,514

Accumulated Amortization
Balance — March 31, 2019	—	156,264	156,264
Additions	—	4,906	4,906
Effects of foreign currency exchange rates	—	(14)	(14)
Balance — June 30, 2019	—	161,156	161,156

Intangible assets, net - June 30, 2019	$2,272,294	$229,064	$2,501,358

Amortization expense was $4.9 million for the three months ended June 30, 2019, and $5.8 million for the three months ended June 30, 2018.  Based on our amortizable intangible assets as of June 30, 2019, amortization expense is expected to be approximately $14.7 million for the remainder of fiscal 2020, $19.6 million in each of fiscal 2021, 2022, 2023 and 2024 and $135.9 million thereafter.

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount. The date of our annual impairment review was February 28, 2019, and we recorded impairment charges in our March 31, 2019 financial statements. Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

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

As of June 30, 2019, no events have occurred that would indicate further potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 6 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use assets and liabilities reflect only the options we are reasonably certain that we will exercise.

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

Variable lease payments, which do not vary based on an index or rate, are excluded from the ROU asset and lease liability determination. Variable lease payments are typically usage-based and are recorded in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the implicit rate in our leases is unknown, we used our incremental borrowing rate based on the information available at the date of adoption for existing leases and at the lease commencement date for new leases in determining the present value of future lease payments. We give consideration to our credit risk, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating our incremental borrowing rates. Rent expense for our operating leases is recognized on a straight-line basis over the lease term.

For the measurement and classification of our lease agreements, we group lease and non-lease components into a single lease component for all underlying asset classes. We have also elected to exclude any leases within our existing classes of assets with a term of twelve months or less.

The components of lease expense for the three months ended June 30, 2019 was as follows:

(In thousands)
Operating lease cost	$1,216
Short term lease cost	23
Variable lease cost	16,599
Sublease income	(914)
Total net lease cost	$16,924

As of June 30, 2019, the maturities of operating lease liabilities were as follows:

(In thousands)
Year Ending March 31,
2020 (Remaining nine months ending March 31, 2020)	$4,577
2021	3,450
2022	2,488
2023	1,794
2024	1,705
Thereafter	6,761
Total undiscounted lease payments	20,775
Less imputed interest	(3,150)
Total present value of lease payments	$17,625

As of June 30, 2019, the weighted average remaining lease term was 6.24 years and the weighted average discount rate used to determine the operating lease liability was 5.21%.

The following table summarizes future minimum lease payments for our operating leases as of March 31, 2019, before adoption of ASC 842:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2020	$2,828	$314	$3,142
2021	2,633	248	2,881
2022	2,265	213	2,478
2023	1,684	105	1,789
2024	1,705	—	1,705
Thereafter	6,780	—	6,780
	$17,895	$880	$18,775

On May 13, 2019, we entered into a Master Logistics Services Agreement with GEODIS Logistics LLC (“GEODIS”), pursuant to which GEODIS will serve as a new third party logistics provider. The agreement will have an initial term of five years with an option to renew for an additional five year term. Under the Master Logistics Services Agreement, we have authorized GEODIS to lease a facility under a five year term.  The lease commenced in July 2019 and the lease and non-lease components will be recorded in our second quarter fiscal year 2020 financial statements.  The right-of-use asset and operating lease liability at lease commencement was approximately $20.5 million.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2019	March 31, 2019
Accrued marketing costs	$31,886	$31,228
Accrued compensation costs	5,701	10,958
Accrued broker commissions	1,057	1,361
Income taxes payable	5,640	88
Accrued professional fees	2,284	2,441
Accrued production costs	9,252	6,788
Other accrued liabilities	6,526	7,799
	$62,346	$60,663

8.    Long-Term Debt

At June 30, 2019, we had $55.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $102.7 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2019	March 31, 2019
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a floor of 1.00%, due on January 26, 2024.	738,000	738,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	55,000	75,000
Long-term debt	1,793,000	1,813,000
Less: unamortized debt costs	(13,620)	(14,402)
Long-term debt, net	$1,779,380	$1,798,598

As of June 30, 2019, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2020 (remaining nine months ending March 31, 2020)	$—
2021	—
2022	455,000
2023	—
2024	1,338,000
Thereafter	—
$1,793,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these borrowings at June 30, 2019 and March 31, 2019.

	June 30, 2019		March 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$627,000	$600,000	$606,000
2013 Senior Notes	400,000	403,000	400,000	401,500
2012 Term B-5 Loans	738,000	733,388	738,000	728,775
2012 ABL Revolver	55,000	55,000	75,000	75,000

At June 30, 2019 and March 31, 2019, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2019.

During the three months ended June 30, 2019 and 2018, we repurchased 26,264 shares and 68,939 shares, respectively, of common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three months ended June 30, 2019 and 2018 were at an average price of $30.44 and $33.09, respectively. All of the repurchased shares have been recorded as treasury stock.

During the three months ended June 30, 2019 and 2018, we also repurchased 949,825 shares and 1,449,750 shares, respectively, of our common stock in conjunction with our share repurchase program. The repurchases for the three months ended June 30, 2019 and 2018 were at an average price of $30.29 and $34.47, respectively and totaled $28.8 million and $50.0 million, respectively. All of the repurchased shares have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2019 and March 31, 2019:

(In thousands)	June 30, 2019	March 31, 2019
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(27,102)	$(26,878)
Unrecognized net gain on pension plans	1,131	1,131
Accumulated other comprehensive loss, net of tax	$(25,971)	$(25,747)

As of June 30, 2019 and March 31, 2019, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2019	2018
Numerator
Net income	$33,925	$34,466

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	51,697	52,640
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	350	302
Denominator for diluted earnings per share	52,047	52,942

Earnings per Common Share:
Basic earnings per share	$0.66	$0.65

Diluted earnings per share	$0.65	$0.65

For the three months ended June 30, 2019 and 2018, there were 1.0 million and 0.8 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three months ended June 30, 2019 and 2018, pre-tax share-based compensation costs charged against income were $1.4 million and $1.7 million, respectively, and the related income tax recognized was a benefit of $0.2 million and a benefit of $0.2 million, respectively.

At June 30, 2019, there were $11.0 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.1 years.  The total fair value of options and RSUs vested during the three months ended June 30, 2019 and 2018 was $6.1 million and $10.7 million, respectively.  For the three months ended June 30, 2019 and 2018, we received cash from the exercise of stock options of $0.3 million and $0.9 million, respectively. For the three months ended June 30, 2019 and 2018, we realized $0.4 million and $1.2 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At June 30, 2019, there were 1.4 million shares available for issuance under the Plan.

On May 6, 2019, the Compensation and Talent Management Committee of our Board of Directors granted 98,644 performance stock units, 89,286 RSUs and stock options to acquire 281,487 shares of our common stock to certain executive officers and employees under the Plan. The stock options were granted at an exercise price of $30.56 per share, which was equal to the closing price for our common stock on the date of the grant.
On May 13, 2019, the Compensation and Talent Management Committee of our Board of Directors granted 7,287 RSUs and stock options to acquire 21,194 shares of our common stock to a recently hired executive officer under the Plan. The stock options were granted at an exercise price of $30.19 per share, which was equal to the closing price for our common stock on the date of the grant.
Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017, 2018 and 2019, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the (i) director's death, (ii) director's disability or (iii) six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. See Note 19 for a description of RSUs granted to directors in July 2019.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2018
Vested and nonvested at March 31, 2018	393.5	$44.13
Granted	203.8	29.46
Vested and issued	(173.4)	43.00
Forfeited	(31.1)	48.32
Vested and nonvested at June 30, 2018	392.8	36.68
Vested at June 30, 2018	90.5	29.88

Three Months Ended June 30, 2019
Vested and nonvested at March 31, 2019	413.0	$36.58
Granted	195.2	30.55
Vested and issued	(61.8)	48.04
Forfeited	(25.2)	36.85
Vested and nonvested at June 30, 2019	521.2	32.94
Vested at June 30, 2019	113.2	31.05

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

The weighted average grant-date fair values of the options granted during the three months ended June 30, 2019 and 2018 were $10.83 and $10.22, respectively.

	Three Months Ended June 30,
	2019	2018
Expected volatility	30.9% - 31.3%	29.6%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0
Risk-free rate	2.3% to 2.4%	2.9%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2018
Outstanding at March 31, 2018	873.2	$41.79
Granted	294.5	29.46
Exercised	(32.8)	26.81
Forfeited or expired	(72.7)	45.00
Outstanding at June 30, 2018	1,062.2	38.61	7.6	$6,573
Vested at June 30, 2018	599.8	37.99	6.2	$4,054

Three Months Ended June 30, 2019
Outstanding at March 31, 2019	944.6	$38.45
Granted	302.7	30.53
Exercised	(9.3)	29.46
Forfeited or expired	(95.9)	42.62
Outstanding at June 30, 2019	1,142.1	36.07	7.5	$2,540
Vested at June 30, 2019	628.6	38.70	6.0	$2,206

The aggregate intrinsic value of options exercised during the three months ended June 30, 2019 was less than $0.1 million.

14.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.  The effective rates used in the calculation of income taxes were 26.3% and 25.8% for the three months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended June 30, 2019 versus the prior year period was primarily related to discrete items arising from stock compensation.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended June 30,
(In thousands)	2019	2018
Interest cost	$577	$610
Expected return on assets	(721)	(768)
Net periodic benefit income	$(144)	$(158)

During the three months ended June 30, 2019, we contributed $0.1 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2020, we expect to contribute an additional $0.3 million to our non-qualified plan and make a $1.0 million contribution to the qualified plan.

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

17.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels.  During the three months ended June 30, 2019 and 2018, approximately 44.1% and 42.6%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 24.2% and 24.6%, respectively, of our gross revenues for the three months ended June 30, 2019 and 2018, respectively. The gross revenues for Walmart are included in our North American OTC Healthcare segment and Household Cleaning segment (prior to the sale of our Household Cleaning segment on July 2, 2018).

Our product distribution in the United States is currently managed by a third party through one primary distribution center near St. Louis, Missouri, and we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. On May 13, 2019, we entered into an agreement with a second third party logistics provider for a warehouse, and we intend to transition to this facility, which will be managed by a new logistics provider. A serious disruption, caused by performance or contractual issues with a third party distribution manager or by earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. Any disruption as a result of business integration, transition of our distribution center to the new third party manager or new location, or third party performance at our distribution centers could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the products associated with our acquisition of C.B. Fleet Company, Inc. ("Fleet"), which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution centers, the third party distribution managers or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 30 manufacturers that produced items that accounted for approximately 67.1% of gross sales for the three months ended June 30, 2019. At June 30, 2018, we had relationships with 116 third party manufacturers.  Of those, we had long-term contracts with 38 manufacturers that produced items that accounted for approximately 61.9% of gross sales for the three months ended June 30, 2018. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

18.    Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018; see Note 2 for further information. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and promotional expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$210,784	$21,370	$—	$232,154
Cost of sales	88,811	9,276	—	98,087
Gross profit	121,973	12,094	—	134,067
Advertising and promotion	31,014	3,787	—	34,801
Contribution margin	$90,959	$8,307	$—	99,266
Other operating expenses				27,780
Operating income				71,486
Other expense				25,436
Income before income taxes				46,050
Provision for income taxes				12,125
Net income				$33,925
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$214,775	$19,394	$19,811	$253,980
Cost of sales	89,153	7,616	16,588	113,357
Gross profit	125,622	11,778	3,223	140,623
Advertising and promotion	33,258	3,423	430	37,111
Contribution margin	$92,364	$8,355	$2,793	103,512
Other operating expenses				31,025
Operating income				72,487
Other expense				26,027
Income before income taxes				46,460
Benefit for income taxes				11,994
Net income				$34,466
* Intersegment revenues of $2.7 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,535	$230	$—	$28,765
Cough & Cold	17,340	5,382	—	22,722
Women's Health	59,578	2,419	—	61,997
Gastrointestinal	31,572	6,985	—	38,557
Eye & Ear Care	26,753	3,011	—	29,764
Dermatologicals	25,738	690	—	26,428
Oral Care	19,979	2,652	—	22,631
Other OTC	1,289	1	—	1,290
Household Cleaning	—	—	—	—
Total segment revenues	$210,784	$21,370	$—	$232,154

	Three Months Ended June 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,258	$157	$—	$28,415
Cough & Cold	16,214	5,171	—	21,385
Women's Health	63,477	2,257	—	65,734
Gastrointestinal	32,799	5,990	—	38,789
Eye & Ear Care	25,472	2,619	—	28,091
Dermatologicals	25,122	532	—	25,654
Oral Care	22,197	2,667	—	24,864
Other OTC	1,236	1	—	1,237
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$214,775	$19,394	$19,811	$253,980

Our total segment revenues by geographic area are as follows:

	Three Months Ended June 30,
	2019	2018
United States	$200,629	$223,477
Rest of world	31,525	30,503
Total	$232,154	$253,980

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

June 30, 2019	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$547,393	$30,916	$578,309

Intangible assets
Indefinite-lived	2,195,617	76,677	2,272,294
Finite-lived, net	223,961	5,103	229,064
Intangible assets, net	2,419,578	81,780	2,501,358
Total	$2,966,971	$112,696	$3,079,667

March 31, 2019	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$547,393	$31,190	$578,583

Intangible assets
Indefinite-lived	2,195,617	77,574	2,273,191
Finite-lived, net	228,743	5,276	234,019
Intangible assets, net	2,424,360	82,850	2,507,210
Total	$2,971,753	$114,040	$3,085,793

19.    Subsequent Event

Director Equity Grants
Pursuant to the Plan, each of the independent members of the Board of Directors received a grant of 4,183 RSUs on July 30, 2019. The RSUs are fully vested upon receipt of the award and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 28 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, reference to a year (e.g., 2020) refers to our fiscal year ended March 31 of that year.

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

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2019	%	2018	%	Amount	%
North American OTC Healthcare
Analgesics	$28,535	12.3	$28,258	11.1	$277	1.0
Cough & Cold	17,340	7.5	16,214	6.4	1,126	6.9
Women's Health	59,578	25.7	63,477	25.0	(3,899)	(6.1)
Gastrointestinal	31,572	13.6	32,799	12.9	(1,227)	(3.7)
Eye & Ear Care	26,753	11.5	25,472	10.0	1,281	5.0
Dermatologicals	25,738	11.1	25,122	9.9	616	2.5
Oral Care	19,979	8.6	22,197	8.8	(2,218)	(10.0)
Other OTC	1,289	0.6	1,236	0.5	53	4.3
Total North American OTC Healthcare	210,784	90.9	214,775	84.6	(3,991)	(1.9)

International OTC Healthcare
Analgesics	230	0.1	157	0.1	73	46.5
Cough & Cold	5,382	2.3	5,171	2.0	211	4.1
Women's Health	2,419	1.0	2,257	0.9	162	7.2
Gastrointestinal	6,985	3.0	5,990	2.3	995	16.6
Eye & Ear Care	3,011	1.3	2,619	1.0	392	15.0
Dermatologicals	690	0.3	532	0.2	158	29.7
Oral Care	2,652	1.1	2,667	1.1	(15)	(0.6)
Other OTC	1	—	1	—	—	—
Total International OTC Healthcare	21,370	9.1	19,394	7.6	1,976	10.2

Total OTC Healthcare	232,154	100.0	234,169	92.2	(2,015)	(0.9)
Household Cleaning	—	—	19,811	7.8	(19,811)	(100.0)
Total Consolidated	$232,154	100.0	$253,980	100.0	$(21,826)	(8.6)

Total segment revenues for the three months ended June 30, 2019 were $232.2 million, a decrease of $21.8 million, or 8.6%, versus the three months ended June 30, 2018. The $21.8 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $4.0 million, or 1.9%, during the three months ended June 30, 2019 versus the three months ended June 30, 2018.  The decrease was primarily attributable to inventory reductions at certain key retailers and the impact of unfavorable foreign currency.

International OTC Healthcare Segment

Revenues for the International OTC Healthcare segment increased $2.0 million, or 10.2%, during the three months ended June 30, 2019 versus the three months ended June 30, 2018. The $2.0 million increase was primarily attributable to increased consumption and geographic expansion.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related revenues in the three months ended June 30, 2019.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2019	%	2018	%	Amount	%
North American OTC Healthcare	$121,973	57.9	$125,622	58.5	$(3,649)	(2.9)
International OTC Healthcare	12,094	56.6	11,778	60.7	316	2.7
Household Cleaning	—	—	3,223	16.3	(3,223)	(100.0)
	$134,067	57.8	$140,623	55.4	$(6,556)	(4.7)

Gross profit for the three months ended June 30, 2019 decreased $6.6 million, or 4.7%, when compared with the three months ended June 30, 2018.  The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment. As a percentage of total revenues, gross profit increased to 57.8% during the three months ended June 30, 2019, from 55.4% during the three months ended June 30, 2018. The increase in gross profit as a percentage of revenues was primarily a result of the divestiture of our Household Cleaning segment, which had lower gross margins.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.6 million, or 2.9%, during the three months ended June 30, 2019 versus the three months ended June 30, 2018. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.9% during the three months ended June 30, 2019 from 58.5% during the three months ended June 30, 2018, primarily due to costs related to the BC and Goody's packaging change.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.3 million, or 2.7%, during the three months ended June 30, 2019 versus the three months ended June 30, 2018. As a percentage of International OTC Healthcare revenues, gross profit decreased to 56.6% during the three months ended June 30, 2019 from 60.7% during the three months ended June 30, 2018, primarily due to product mix.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related gross profit in the three months ended June 30, 2019.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2019	%	2018	%	Amount	%
North American OTC Healthcare	$90,959	43.2	$92,364	43.0	$(1,405)	(1.5)
International OTC Healthcare	8,307	38.9	8,355	43.1	(48)	(0.6)
Household Cleaning	—	—	2,793	14.1	(2,793)	(100.0)
	$99,266	42.8	$103,512	40.8	$(4,246)	(4.1)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $1.4 million, or 1.5%, during the three months ended June 30, 2019 versus the three months ended June 30, 2018. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 43.2% during the three months ended June 30, 2019 from 43.0% during the three months ended June 30, 2018. The contribution margin increase as a percentage of revenues was primarily due to a decrease in advertising and promotional spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment was relatively flat during the three months ended June 30, 2019 versus the three months ended June 30, 2018. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 38.9% during the three months ended June 30, 2019 from 43.1% during the three months ended June 30, 2018. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the International OTC Healthcare segment discussed above as well as an increase in advertising and promotional spend.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related contribution margin in the three months ended June 30, 2019.

General and Administrative
General and administrative expenses were $21.7 million for the three months ended June 30, 2019 versus $23.9 million for the three months ended June 30, 2018. The decrease in general and administrative expenses was primarily due to divestiture costs in the prior period associated with the sale of the Household Cleaning segment.

Depreciation and Amortization
Depreciation and amortization expenses were $6.1 million for the three months ended June 30, 2019 and $7.1 million for the three months ended June 30, 2018. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment on July 2, 2018 as well as lower amortization expense resulting from prior year impairments which were recorded in the fourth quarter of fiscal 2019.

Interest Expense
Interest expense was $25.1 million during the three months ended June 30, 2019, versus $26.0 million during the three months ended June 30, 2018. The average indebtedness decreased to $1.8 billion during the three months ended June 30, 2019 from $2.0 billion during the three months ended June 30, 2018. The average cost of borrowing increased to 5.5% for the three months ended June 30, 2019 from 5.1% for the three months ended June 30, 2018.

Income Taxes
The provision for income taxes during the three months ended June 30, 2019 was $12.1 million versus $12.0 million during the three months ended June 30, 2018.  The effective tax rate during the three months ended June 30, 2019 was 26.3% versus 25.8% during the three months ended June 30, 2018. The increase in the effective tax rate for the three months ended June 30, 2019 was primarily due to discrete items arising from stock compensation.

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

As of June 30, 2019, we had cash and cash equivalents of $29.0 million, an increase of $1.5 million from March 31, 2019. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ Change
Cash provided by (used in):
Operating Activities	$52,777	$55,852	$(3,075)
Investing Activities	(1,956)	(2,469)	513
Financing Activities	(49,290)	(51,379)	2,089
Effects of exchange rate changes on cash and cash equivalents	(19)	(283)	264
Net change in cash and cash equivalents	$1,512	$1,721	$(209)

Operating Activities
Net cash provided by operating activities was $52.8 million for the three months ended June 30, 2019 compared to $55.9 million for the three months ended June 30, 2018. The $3.1 million decrease was primarily due to a decrease in net income after non-cash items.

Investing Activities
Net cash used in investing activities was $2.0 million for the three months ended June 30, 2019 compared to $2.5 million for the three months ended June 30, 2018. The change was due to lower cash paid for capital expenditures in the current period.

Financing Activities
Net cash used in financing activities was $49.3 million for the three months ended June 30, 2019 compared to $51.4 million for the three months ended June 30, 2018.  The decrease was primarily due to lower repurchases of shares of our common stock in conjunction with our share repurchase program in the current period compared to the prior period, partly offset by an increase in repayments under our revolving credit agreement and a decrease in borrowings under our revolving credit agreement.

Capital Resources

As of June 30, 2019, we had an aggregate of $1.8 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes, which mature on December 15, 2021;

•	$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024;

•	$738.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024; and

•	$55.0 million of borrowings under the 2012 ABL Revolver due January 26, 2022.

As of June 30, 2019, we had $102.7 million of an additional borrowing capacity under the 2012 ABL Revolver.

During the years ended March 31, 2019 and 2018, we made voluntary principal payments against outstanding indebtedness of $200.0 million and $444.0 million, respectively, under the 2012 Term Loan. During the three months ended June 30, 2019, we did not make any voluntary principal payments under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of June 30, 2019, was $738.0 million. Since we have made optional payments in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2020 (remaining nine months ending March 31, 2020)	$—
2021	—
2022	455,000
2023	—
2024	1,338,000
Thereafter	—
$1,793,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended June 30, 2019 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2019 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2019 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the credit agreement.

At June 30, 2019, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2020.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either June 30, 2019 or March 31, 2019 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.  There were no material changes to our critical accounting policies during the three months ended June 30, 2019, except as described in Note 6 of this Quarterly Report on Form 10-Q.

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

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2019, we had variable rate debt of approximately $793.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2019 of approximately $2.0 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2019 and 2018 approximately 10.6% and 9.0%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2019 and 2018. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.9 million for the three months ended June 30, 2019 and approximately $1.0 million for the three months ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2019.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have enhanced certain internal controls related to the adoption of the new lease standard as of April 1, 2019.  In connection with the evaluation described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2019	—	$—	—	$50,000,000
May 1 to May 31, 2019	410,553	$29.78	384,289	$38,571,965
June 1 to June 30, 2019	565,536	$30.66	565,536	$21,234,355
Total	976,089		949,825
(a) The majority of these purchases (949,825 shares) were made pursuant to our share repurchase program, which was announced in May 2019 and permits the repurchase of up to $50.0 million of our common stock through May 2020. The remaining purchases (26,264 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

Item 5.        OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2019 Annual Meeting of Stockholders of the Company was held on July 30, 2019. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2020 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	47,011,008	837,429	992,918
John E. Byom	46,074,053	1,774,384	992,918
Gary E. Costley	41,640,823	6,207,614	992,918
Sheila A. Hopkins	46,710,649	1,137,788	992,918
James M. Jenness	46,488,533	1,359,904	992,918
Natale S. Ricciardi	46,544,711	1,303,726	992,918
Christopher J. Coughlin	47,687,191	161,246	992,918

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2020.

For	Against	Abstentions
46,564,442	2,236,297	40,635

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
46,902,492	822,982	122,963	992,918

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005). *

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018). *

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc., as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019).*

10.1	Master Logistics Services Agreement, dated May 13, 2019, by and between Prestige Consumer Healthcare Inc. and GEODIS Logistics LLC. †

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated herein by reference.
†	Certain confidential portions have been omitted.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 1, 2019	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)