Form 10-Q
period 2019-09-30
Prestige Consumer Healthcare Inc.
filed 2019-10-31
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes ☐ No ☒
As of October 25, 2019, there were 50,232,558 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues
Net sales	$238,051	$239,354	$470,184	$493,308
Other revenues	18	3	39	29
Total revenues	238,069	239,357	470,223	493,337

Cost of Sales
Cost of sales excluding depreciation	100,318	100,647	197,418	212,716
Cost of sales depreciation	1,000	1,238	1,987	2,526
Cost of sales	101,318	101,885	199,405	215,242
Gross profit	136,751	137,472	270,818	278,095

Operating Expenses
Advertising and promotion	38,667	37,042	73,468	74,153
General and administrative	22,514	24,034	44,220	47,975
Depreciation and amortization	6,222	6,756	12,296	13,840
Gain on divestiture	—	(1,284)	—	(1,284)
Total operating expenses	67,403	66,548	129,984	134,684
Operating income	69,348	70,924	140,834	143,411

Other (income) expense
Interest income	(32)	(33)	(75)	(133)
Interest expense	24,509	27,103	49,572	53,143
Other expense, net	859	335	1,275	422
Total other expense	25,336	27,405	50,772	53,432
Income before income taxes	44,012	43,519	90,062	89,979
Provision for income taxes	10,760	12,678	22,885	24,672
Net income	$33,252	$30,841	$67,177	$65,307

Earnings per share:
Basic	$0.66	$0.59	$1.32	$1.25
Diluted	$0.65	$0.59	$1.31	$1.24

Weighted average shares outstanding:
Basic	50,455	51,841	51,073	52,238
Diluted	50,811	52,153	51,426	52,545

Comprehensive income, net of tax:
Currency translation adjustments	(3,584)	(2,145)	(3,808)	(5,119)
Total other comprehensive loss	(3,584)	(2,145)	(3,808)	(5,119)
Comprehensive income	$29,668	$28,696	$63,369	$60,188
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2019	March 31, 2019

Assets
Current assets
Cash and cash equivalents	$27,905	$27,530
Accounts receivable, net of allowance of $18,095 and $12,965, respectively	142,602	148,787
Inventories	126,362	119,880
Prepaid expenses and other current assets	8,017	4,741
Total current assets	304,886	300,938

Property, plant and equipment, net	52,500	51,176
Operating lease right-of-use asset	33,145	—
Goodwill	577,544	578,583
Intangible assets, net	2,493,469	2,507,210
Other long-term assets	3,216	3,129
Total Assets	$3,464,760	$3,441,036

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$64,941	$56,560
Accrued interest payable	9,458	9,756
Operating lease liabilities, current portion	7,016	—
Other accrued liabilities	65,479	60,663
Total current liabilities	146,894	126,979

Long-term debt, net	1,754,171	1,798,598
Deferred income tax liabilities	404,632	399,575
Long-term operating lease liability, net of current portion	27,457	—
Other long-term liabilities	18,816	20,053
Total Liabilities	2,351,970	2,345,205

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,755 shares at September 30, 2019 and 53,670 shares at March 31, 2019	537	536
Additional paid-in capital	483,595	479,150
Treasury stock, at cost - 3,523 shares at September 30, 2019 and 1,871 shares at March 31, 2019	(110,784)	(59,928)
Accumulated other comprehensive loss, net of tax	(29,555)	(25,747)
Retained earnings	768,997	701,820
Total Stockholders' Equity	1,112,790	1,095,831
Total Liabilities and Stockholders' Equity	$3,464,760	$3,441,036
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2019	53,741	$537	$480,805	2,848	$(89,493)	$(25,971)	$735,745	$1,101,623
Stock-based compensation	—	—	2,521	—	—	—	—	2,521
Exercise of stock options	9	—	269	—	—	—	—	269
Issuance of shares related to restricted stock	5	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	675	(21,291)	—	—	(21,291)
Net income	—	—	—	—	—	—	33,252	33,252
Comprehensive loss	—	—	—	—	—	(3,584)	—	(3,584)
Balances at September 30, 2019	53,755	$537	$483,595	3,523	$(110,784)	$(29,555)	$768,997	$1,112,790

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2018	53,603	$536	$471,318	1,871	$(59,928)	$(22,289)	$772,086	$1,161,723
Stock-based compensation	—	—	2,671	—	—	—	—	2,671
Exercise of stock options	4	—	148	—	—	—	—	148
Issuance of shares related to restricted stock	2	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	30,841	30,841
Comprehensive loss	—	—	—	—	—	(2,145)	—	(2,145)
Balances at September 30, 2018	53,609	$536	$474,137	1,871	$(59,928)	$(24,434)	$802,927	$1,193,238

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
Stock-based compensation	—	—	3,902	—	—	—	—	3,902
Exercise of stock options	18	—	544	—	—	—	—	544
Issuance of shares related to restricted stock	67	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,652	(50,856)	—	—	(50,856)
Net income	—	—	—	—	—	—	67,177	67,177
Comprehensive loss	—	—	—	—	—	(3,808)	—	(3,808)
Balances at September 30, 2019	53,755	$537	$483,595	3,523	$(110,784)	$(29,555)	$768,997	$1,112,790

	Six Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2018	53,396	$534	$468,783	353	$(7,669)	$(19,315)	$736,277	$1,178,610
Adoption of new accounting pronouncement	—	—	—	—	—	—	1,343	1,343
Stock-based compensation	—	—	4,328	—	—	—	—	4,328
Exercise of stock options	37	—	1,028	—	—	—	—	1,028
Issuance of shares related to restricted stock	176	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,518	(52,259)	—	—	(52,259)
Net income	—	—	—	—	—	—	65,307	65,307
Comprehensive loss	—	—	—	—	—	(5,119)	—	(5,119)
Balances at September 30, 2018	53,609	$536	$474,137	1,871	$(59,928)	$(24,434)	$802,927	$1,193,238
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2019	2018
Operating Activities
Net income	$67,177	$65,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,283	16,366
Gain on divestiture	—	(1,284)
Loss on disposal of property and equipment	19	37
Deferred income taxes	5,827	339
Amortization of debt origination costs	1,711	3,021
Stock-based compensation costs	3,902	4,328
Non-cash operating lease cost	3,154	—
Other	—	247
Changes in operating assets and liabilities:
Accounts receivable	5,982	(7,718)
Inventories	(6,400)	(4,145)
Prepaid expenses and other current assets	(3,128)	1,302
Accounts payable	8,465	4,187
Accrued liabilities	6,616	14,339
Operating lease liabilities	(3,398)	—
Other	(1,210)	(1,219)
Net cash provided by operating activities	103,000	95,107

Investing Activities
Purchases of property, plant and equipment	(5,822)	(5,074)
Proceeds from divestiture	—	65,912
Net cash (used in) provided by investing activities	(5,822)	60,838

Financing Activities
Term loan repayments	—	(100,000)
Borrowings under revolving credit agreement	30,000	30,000
Repayments under revolving credit agreement	(76,000)	(30,000)
Proceeds from exercise of stock options	544	1,028
Fair value of shares surrendered as payment of tax withholding	(880)	(2,281)
Repurchase of common stock	(49,976)	(49,978)
Net cash used in financing activities	(96,312)	(151,231)

Effects of exchange rate changes on cash and cash equivalents	(491)	(352)
Increase in cash and cash equivalents	375	4,362
Cash and cash equivalents - beginning of period	27,530	32,548
Cash and cash equivalents - end of period	$27,905	$36,910

Interest paid	$48,033	$49,147
Income taxes paid	$14,655	$7,778
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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2020) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2019 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2020.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This update amended a number of aspects of lease accounting, including requiring lessees to recognize all leases with a term greater than one year as a right-of-use ("ROU") asset and corresponding lease liability, measured at the present value of the lease payments. On April 1, 2019, we adopted Topic 842 using the modified retrospective approach. Results for the three and six months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and the prior period continues to be reported in accordance with previous lease guidance, Accounting Standards Codification ("ASC") Topic 840, Leases.

The new standard provided a number of optional practical expedients in transition. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

3.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2019	March 31, 2019
Components of Inventories
Packaging and raw materials	$11,341	$17,082
Work in process	322	161
Finished goods	114,699	102,637
Inventories	$126,362	$119,880

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $6.7 million and $5.5 million at September 30, 2019 and March 31, 2019, respectively, related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2019
Goodwill	$711,104	$31,190	$742,294
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - March 31, 2019	547,393	31,190	578,583
2020 Reductions:
Effects of foreign currency exchange rates	—	(1,039)	(1,039)
Balance - September 30, 2019
Goodwill	711,104	30,151	741,255
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - September 30, 2019	$547,393	$30,151	$577,544

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2019, and we recorded impairment charges in our March 31, 2019 financial statements. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2019, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an additional impairment charge to be recorded in the future. As of September 30, 2019, no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2019	$2,273,191	$390,283	$2,663,474
Effects of foreign currency exchange rates	(3,770)	(211)	(3,981)
Balance — September 30, 2019	2,269,421	390,072	2,659,493

Accumulated Amortization
Balance — March 31, 2019	—	156,264	156,264
Additions	—	9,816	9,816
Effects of foreign currency exchange rates	—	(56)	(56)
Balance — September 30, 2019	—	166,024	166,024

Intangible assets, net - September 30, 2019	$2,269,421	$224,048	$2,493,469

Amortization expense was $4.9 million and $9.8 million for the three and six months ended September 30, 2019, respectively, and $5.4 million and $11.2 million for the three and six months ended September 30, 2018, respectively.  Based on our amortizable intangible assets as of September 30, 2019, amortization expense is expected to be approximately $9.8 million for the remainder of fiscal 2020, $19.6 million in each of fiscal 2021, 2022, 2023 and 2024 and $135.8 million thereafter.

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

As of September 30, 2019, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 6 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease ROU assets and liabilities reflect only the options we are reasonably certain that we will exercise.

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

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

The components of lease expense for the three and six months ended September 30, 2019 was as follows:

(In thousands)	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost	$2,242	$3,458
Short term lease cost	27	50
Variable lease cost	15,696	32,295
Sublease income	(860)	(1,774)
Total net lease cost	$17,105	$34,029

As of September 30, 2019, the maturities of operating lease liabilities were as follows:

(In thousands)
Year Ending March 31,
2020 (Remaining six months ending March 31, 2020)	$4,775
2021	7,053
2022	6,529
2023	6,304
2024	6,294
Thereafter	9,095
Total undiscounted lease payments	40,050
Less imputed interest	(5,577)
Total present value of lease payments	$34,473

As of September 30, 2019, the weighted average remaining lease term was 5.61 years and the weighted average discount rate used to determine the operating lease liability was 5.27%.

The following table summarizes future minimum lease payments for our operating leases as of March 31, 2019, before adoption of Topic 842:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2020	$2,828	$314	$3,142
2021	2,633	248	2,881
2022	2,265	213	2,478
2023	1,684	105	1,789
2024	1,705	—	1,705
Thereafter	6,780	—	6,780
	$17,895	$880	$18,775

On May 13, 2019, we entered into a Master Logistics Services Agreement with GEODIS Logistics LLC (“GEODIS”), pursuant to which GEODIS serves as a new third party logistics provider. The agreement has an initial term of five years with an option to renew for an additional five year term. Under the Master Logistics Services Agreement, we have authorized GEODIS to lease a facility under a five year term.  The lease commenced in July 2019 and the lease and non-lease components are recorded in our second quarter fiscal year 2020 financial statements.  The ROU asset and operating lease liability at lease commencement was $18.9 million.

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2019	March 31, 2019
Accrued marketing costs	$33,895	$31,228
Accrued compensation costs	7,117	10,958
Accrued broker commissions	388	1,361
Income taxes payable	2,924	88
Accrued professional fees	4,280	2,441
Accrued production costs	8,805	6,788
Other accrued liabilities	8,070	7,799
	$65,479	$60,663

8.    Long-Term Debt

At September 30, 2019, we had $29.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and an additional borrowing capacity of $125.0 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2019	March 31, 2019
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a floor of 1.00%, due on January 26, 2024.	738,000	738,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on January 26, 2022.	29,000	75,000
Long-term debt	1,767,000	1,813,000
Less: unamortized debt costs	(12,829)	(14,402)
Long-term debt, net	$1,754,171	$1,798,598

As of September 30, 2019, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 5.375% senior unsecured notes due 2021 (the "2013 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2020 (remaining six months ending March 31, 2020)	$—
2021	—
2022	429,000
2023	—
2024	1,338,000
Thereafter	—
$1,767,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2013 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these borrowings at September 30, 2019 and March 31, 2019.

	September 30, 2019		March 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$624,000	$600,000	$606,000
2013 Senior Notes	400,000	402,000	400,000	401,500
2012 Term B-5 Loans	738,000	739,845	738,000	728,775
2012 ABL Revolver	29,000	29,000	75,000	75,000

At September 30, 2019 and March 31, 2019, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2019.

During the three and six months ended September 30, 2019, we repurchased 2,273 shares and 28,537 shares, respectively, of common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three and six months ended September 30, 2019 were at an average price of $35.32 and $30.83 per share, respectively. During the three months ended September 30, 2018, we made no repurchases of common stock. During the six months ended September 30, 2018, we repurchased 68,939 shares of common stock from our employees pursuant to the provisions of various employee restricted stock awards at an average price of $33.09 per share. All of the repurchased shares have been recorded as treasury stock.

During the three and six months ended September 30, 2019, we also repurchased 672,719 shares and 1,622,544 shares, respectively, of our common stock in conjunction with our share repurchase program. The repurchases for the three and six months ended September 30, 2019 were at an average price of $31.53 and $30.80 per share, respectively, and totaled $21.2 million and $50.0 million, respectively. During the six months ended September 30, 2018, we repurchased 1,449,750 shares of our common stock in conjunction with our share repurchase program at an average price of $34.47 per share and a total of $50.0 million. All of the repurchased shares have been recorded as treasury stock.

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2019 and March 31, 2019:

(In thousands)	September 30, 2019	March 31, 2019
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(30,686)	$(26,878)
Unrecognized net gain on pension plans, net of tax of $0.3 million and $0.3 million, respectively	1,131	1,131
Accumulated other comprehensive loss, net of tax	$(29,555)	$(25,747)

As of September 30, 2019 and March 31, 2019, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income	$33,252	$30,841	$67,177	$65,307

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,455	51,841	51,073	52,238
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	356	312	353	307
Denominator for diluted earnings per share	50,811	52,153	51,426	52,545

Earnings per Common Share:
Basic earnings per share	$0.66	$0.59	$1.32	$1.25

Diluted earnings per share	$0.65	$0.59	$1.31	$1.24

For the three months ended September 30, 2019 and 2018, there were 0.7 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2019 and 2018, there were 0.9 million and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and six months ended September 30, 2019, pre-tax share-based compensation costs charged against income were $2.5 million and $3.9 million, respectively, and the related income tax benefit recognized was $0.4 million and $0.6 million, respectively. During the three and six months ended September 30, 2018, pre-tax share-based compensation costs charged against income were $2.7 million and $4.3 million, respectively, and the related income tax benefit recognized was $0.5 million and $0.8 million, respectively.

At September 30, 2019, there were $9.2 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.0 year.  The total fair value of options and RSUs vested during the six months ended September 30, 2019 and 2018 was $7.4 million and $11.9 million, respectively.  For the six months ended September 30, 2019 and 2018, we received cash from the exercise of stock options of $0.5 million and $1.0 million, respectively. For the six months ended September 30, 2019 and 2018, we realized $0.4 million and $1.2 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At September 30, 2019, there were 1.4 million shares available for issuance under the Plan.

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
Each of the independent members of the Board of Directors received a grant under the Plan of 4,183 RSUs on July 30, 2019.
Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017, 2018 and 2019, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the (i) director's death, (ii) director's disability or (iii) six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors in July 2019 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the (i) director's death, (ii) the director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2018
Vested and nonvested at March 31, 2018	393.5	$44.13
Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and nonvested at September 30, 2018	413.0	36.58
Vested at September 30, 2018	113.2	31.05

Six Months Ended September 30, 2019
Vested and nonvested at March 31, 2019	413.0	$36.58
Granted	220.3	31.02
Vested and issued	(66.8)	47.99
Forfeited	(27.8)	36.71
Vested and nonvested at September 30, 2019	538.7	32.88
Vested at September 30, 2019	138.3	31.71

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

The weighted average grant-date fair values of the options granted during the six months ended September 30, 2019 and 2018 were $10.83 and $10.22, respectively.

	Six Months Ended September 30,
	2019	2018
Expected volatility	30.9% - 31.3%	29.6%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0
Risk-free rate	2.3% to 2.4%	2.9%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2018
Outstanding at March 31, 2018	873.2	$41.79
Granted	294.5	29.46
Exercised	(37.2)	27.60
Forfeited or expired	(125.4)	47.16
Outstanding at September 30, 2018	1,005.1	38.03	7.3	$6,271
Vested at September 30, 2018	555.2	37.08	6.4	$3,890

Six Months Ended September 30, 2019
Outstanding at March 31, 2019	944.6	$38.45
Granted	302.7	30.53
Exercised	(18.4)	29.57
Forfeited or expired	(124.7)	43.08
Outstanding at September 30, 2019	1,104.2	35.90	7.2	$3,959
Vested at September 30, 2019	610.2	38.56	5.7	$2,772

The aggregate intrinsic value of options exercised during the six months ended September 30, 2019 was less than $0.1 million.

14.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective rates used in the calculation of income taxes were 24.5% and 29.1% for the three months ended September 30, 2019 and 2018, respectively.  The effective rates used in the calculation of income taxes were 25.4% and 27.4% for the six months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2019 versus the prior year periods was primarily related to a discrete item arising from the sale of our Household Cleaning segment in July 2018.

We have revised the Condensed Consolidated Statements of Cash Flows to correct an error in the disclosed amount of income taxes paid in the six months ended September 30, 2018. The correction increased income taxes paid from the previously reported amount of $2.4 million to $7.8 million. We have evaluated the impact of this error and determined it is not material to the previously issued financial statements.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Interest cost	$577	$610	$1,154	$1,220
Expected return on assets	(721)	(768)	(1,442)	(1,536)
Net periodic benefit income	$(144)	$(158)	$(288)	$(316)

During the six months ended September 30, 2019, we contributed $0.2 million to our non-qualified defined benefit plan and $1.0 million to the qualified defined benefit plan. During the remainder of fiscal 2020, we expect to contribute an additional $0.2 million to our non-qualified plan and make no further contributions to the qualified plan.

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

17.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels.  During the three and six months ended September 30, 2019, approximately 42.6% and 43.3%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2018, approximately 44.7% and 43.5%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 22.9% and 23.5%, respectively, of our gross revenues for the three and six months ended September 30, 2019. Walmart accounted for approximately 23.6% and 24.1%, respectively, of our gross revenues for the three and six months ended September 30, 2018. The gross revenues for Walmart are included in our North American OTC Healthcare segment and Household Cleaning segment (prior to the sale of our Household Cleaning segment on July 2, 2018).

Our product distribution in the United States is managed by a third party through one primary distribution center near St. Louis, Missouri. On May 13, 2019, we entered into an agreement with a second third party logistics provider for a warehouse, and we are in the process of transitioning to this facility, which is managed by a new logistics provider. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. A serious disruption, caused by performance or contractual issues with a third party distribution manager or by natural disaster, such as earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. Any disruption as a result of business integration, transition of our distribution center to the new third party manager or new location, or third party performance at our distribution centers could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the products associated with our acquisition of C.B. Fleet Company, Inc. ("Fleet"), which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution centers, the third party distribution managers or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 30 manufacturers that produced items that accounted for approximately 66.4% of gross sales for the six months ended September 30, 2019. At September 30, 2018, we had relationships with 110 third party manufacturers.  Of those, we had long-term contracts with 34 manufacturers that produced items that accounted for approximately 60.0% of gross sales for the six months ended September 30, 2018. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$213,878	$24,191	$—	$238,069
Cost of sales	92,931	8,387	—	101,318
Gross profit	120,947	15,804	—	136,751
Advertising and promotion	34,595	4,072	—	38,667
Contribution margin	$86,352	$11,732	$—	98,084
Other operating expenses				28,736
Operating income				69,348
Other expense				25,336
Income before income taxes				44,012
Provision for income taxes				10,760
Net income				$33,252
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$424,662	$45,561	$—	$470,223
Cost of sales	181,742	17,663	—	199,405
Gross profit	242,920	27,898	—	270,818
Advertising and promotion	65,609	7,859	—	73,468
Contribution margin	$177,311	$20,039	$—	197,350
Other operating expenses				56,516
Operating income				140,834
Other expense				50,772
Income before income taxes				90,062
Provision for income taxes				22,885
Net income				$67,177
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$215,950	$23,407	$—	$239,357
Cost of sales	92,007	9,878	—	101,885
Gross profit	123,943	13,529	—	137,472
Advertising and promotion	33,325	3,717	—	37,042
Contribution margin	$90,618	$9,812	$—	100,430
Other operating expenses				29,506
Operating income				70,924
Other expense				27,405
Income before income taxes				43,519
Provision for income taxes				12,678
Net income				$30,841

* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$430,725	$42,801	$19,811	$493,337
Cost of sales	181,160	17,494	16,588	215,242
Gross profit	249,565	25,307	3,223	278,095
Advertising and promotion	66,583	7,140	430	74,153
Contribution margin	$182,982	$18,167	$2,793	203,942
Other operating expenses				60,531
Operating income				143,411
Other expense				53,432
Income before income taxes				89,979
Provision for income taxes				24,672
Net income				$65,307
* Intersegment revenues of $4.3 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,831	$243	$—	$29,074
Cough & Cold	20,506	5,814	—	26,320
Women's Health	59,678	2,905	—	62,583
Gastrointestinal	32,214	9,028	—	41,242
Eye & Ear Care	22,286	3,185	—	25,471
Dermatologicals	28,039	576	—	28,615
Oral Care	21,063	2,439	—	23,502
Other OTC	1,261	1	—	1,262
Household Cleaning	—	—	—	—
Total segment revenues	$213,878	$24,191	$—	$238,069

	Six Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$57,366	$473	$—	$57,839
Cough & Cold	37,846	11,196	—	49,042
Women's Health	119,256	5,324	—	124,580
Gastrointestinal	63,786	16,013	—	79,799
Eye & Ear Care	49,039	6,196	—	55,235
Dermatologicals	53,777	1,266	—	55,043
Oral Care	41,042	5,091	—	46,133
Other OTC	2,550	2	—	2,552
Household Cleaning	—	—	—	—
Total segment revenues	$424,662	$45,561	$—	$470,223

	Three Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,638	$125	$—	$28,763
Cough & Cold	20,492	5,734	—	26,226
Women's Health	61,614	3,270	—	64,884
Gastrointestinal	30,529	7,950	—	38,479
Eye & Ear Care	24,845	2,995	—	27,840
Dermatologicals	25,338	605	—	25,943
Oral Care	23,142	2,727	—	25,869
Other OTC	1,352	1	—	1,353
Household Cleaning	—	—	—	—
Total segment revenues	$215,950	$23,407	$—	$239,357

	Six Months Ended September 30, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$56,896	$282	$—	$57,178
Cough & Cold	36,706	10,905	—	47,611
Women's Health	125,091	5,527	—	130,618
Gastrointestinal	63,328	13,940	—	77,268
Eye & Ear Care	50,317	5,614	—	55,931
Dermatologicals	50,460	1,137	—	51,597
Oral Care	45,339	5,394	—	50,733
Other OTC	2,588	2	—	2,590
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$430,725	$42,801	$19,811	$493,337

Our total segment revenues by geographic area are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
United States	$199,714	$203,763	$400,343	$427,240
Rest of world	38,355	35,594	69,880	66,097
Total	$238,069	$239,357	$470,223	$493,337

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

September 30, 2019	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$547,393	$30,151	$577,544

Intangible assets
Indefinite-lived	2,195,616	73,805	2,269,421
Finite-lived, net	219,176	4,872	224,048
Intangible assets, net	2,414,792	78,677	2,493,469
Total	$2,962,185	$108,828	$3,071,013

March 31, 2019	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$547,393	$31,190	$578,583

Intangible assets
Indefinite-lived	2,195,617	77,574	2,273,191
Finite-lived, net	228,743	5,276	234,019
Intangible assets, net	2,424,360	82,850	2,507,210
Total	$2,971,753	$114,040	$3,085,793

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 34 of this Quarterly Report on Form 10-Q.
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

Divestiture
On July 2, 2018, we entered into an Asset Purchase Agreement with KIK International LLC, pursuant to which we sold certain assets, including certain intellectual property rights, that represented our Household Cleaning segment. We received proceeds from the sale of $65.9 million and recorded a pre-tax gain on sale of $1.3 million. The net proceeds were used to repay long-term debt in July 2018.

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2019	%	2018	%	Amount	%
North American OTC Healthcare
Analgesics	$28,831	12.1	$28,638	12.0	$193	0.7
Cough & Cold	20,506	8.6	20,492	8.5	14	0.1
Women's Health	59,678	25.3	61,614	25.7	(1,936)	(3.1)
Gastrointestinal	32,214	13.5	30,529	12.7	1,685	5.5
Eye & Ear Care	22,286	9.4	24,845	10.4	(2,559)	(10.3)
Dermatologicals	28,039	11.8	25,338	10.6	2,701	10.7
Oral Care	21,063	8.8	23,142	9.7	(2,079)	(9.0)
Other OTC	1,261	0.5	1,352	0.6	(91)	(6.7)
Total North American OTC Healthcare	213,878	90.0	215,950	90.2	(2,072)	(1.0)

International OTC Healthcare
Analgesics	243	0.1	125	0.1	118	94.4
Cough & Cold	5,814	2.4	5,734	2.4	80	1.4
Women's Health	2,905	1.2	3,270	1.4	(365)	(11.2)
Gastrointestinal	9,028	3.8	7,950	3.2	1,078	13.6
Eye & Ear Care	3,185	1.3	2,995	1.3	190	6.3
Dermatologicals	576	0.2	605	0.3	(29)	(4.8)
Oral Care	2,439	1.0	2,727	1.1	(288)	(10.6)
Other OTC	1	—	1	—	—	—
Total International OTC Healthcare	24,191	10.0	23,407	9.8	784	3.3

Total Consolidated	$238,069	100.0	$239,357	100.0	$(1,288)	(0.5)

Total segment revenues for the three months ended September 30, 2019 were $238.1 million, a decrease of $1.3 million, or 0.5%, versus the three months ended September 30, 2018. The $1.3 million decrease was primarily attributable to the effects of foreign currency exchange rates and inventory reductions at certain retailers, partially offset by increased consumption and geographic expansion.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $2.1 million, or 1.0%, during the three months ended September 30, 2019 versus the three months ended September 30, 2018.  The decrease was primarily attributable to inventory reductions at certain key retailers.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $0.8 million, or 3.3%, during the three months ended September 30, 2019 versus the three months ended September 30, 2018. The $0.8 million increase was primarily attributable to increased consumption and geographic expansion, partially offset by the impact of unfavorable foreign currency exchange rates.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2019	%	2018	%	Amount	%
North American OTC Healthcare	$120,947	56.5	$123,943	57.4	$(2,996)	(2.4)
International OTC Healthcare	15,804	65.3	13,529	57.8	2,275	16.8
	$136,751	57.4	$137,472	57.4	$(721)	(0.5)

Gross profit for the three months ended September 30, 2019 decreased $0.7 million, or 0.5%, when compared with the three months ended September 30, 2018.  The decrease in gross profit was primarily due to lower sales as discussed above and certain costs associated with a change in warehouse locations. As a percentage of total revenues, gross profit remained consistent at 57.4% during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.0 million, or 2.4%, during the three months ended September 30, 2019 versus the three months ended September 30, 2018. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 56.5% during the three months ended September 30, 2019 from 57.4% during the three months ended September 30, 2018, primarily due to certain costs associated with a change in warehouse locations.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.3 million, or 16.8%, during the three months ended September 30, 2019 versus the three months ended September 30, 2018. As a percentage of International OTC Healthcare revenues, gross profit increased to 65.3% during the three months ended September 30, 2019 from 57.8% during the three months ended September 30, 2018, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2019	%	2018	%	Amount	%
North American OTC Healthcare	$86,352	40.4	$90,618	42.0	$(4,266)	(4.7)
International OTC Healthcare	11,732	48.5	9,812	41.9	1,920	19.6
	$98,084	41.2	$100,430	42.0	$(2,346)	(2.3)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $4.3 million, or 4.7%, during the three months ended September 30, 2019 versus the three months ended September 30, 2018. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 40.4% during the three months ended September 30, 2019 from 42.0% during the three months ended September 30, 2018. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North America OTC Healthcare segment discussed above, and an increase in advertising and promotional spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.9 million, or 19.6%, during the three months ended September 30, 2019 versus the three months ended September 30, 2018. As a percentage of International OTC Healthcare revenues, contribution margin increased to 48.5% during the three months ended September 30, 2019 from 41.9% during the three months ended September 30, 2018. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

General and Administrative
General and administrative expenses were $22.5 million for the three months ended September 30, 2019 versus $24.0 million for the three months ended September 30, 2018. The decrease in general and administrative expenses was primarily due to divestiture costs in the prior period associated with the sale of the Household Cleaning segment, partly offset by higher professional fees in the current period.

Depreciation and Amortization
Depreciation and amortization expenses were $6.2 million for the three months ended September 30, 2019 and $6.8 million for the three months ended September 30, 2018. The decrease in depreciation and amortization expenses was primarily due to lower amortization expense resulting from prior year intangible asset impairments, which were recorded in the fourth quarter of fiscal 2019.

Interest Expense
Interest expense was $24.5 million during the three months ended September 30, 2019, versus $27.1 million during the three months ended September 30, 2018. The average indebtedness decreased to $1.8 billion during the three months ended September 30, 2019 from $2.0 billion during the three months ended September 30, 2018. The average cost of borrowing decreased to 5.4% for the three months ended September 30, 2019 compared to 5.5% for the three months ended September 30, 2018.

Income Taxes
The provision for income taxes during the three months ended September 30, 2019 was $10.8 million versus $12.7 million during the three months ended September 30, 2018.  The effective tax rate during the three months ended September 30, 2019 was 24.5% versus 29.1% during the three months ended September 30, 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 was primarily due to a discrete item arising from the sale of our Household Cleaning segment in July 2018.

Results of Operations

Six Months Ended September 30, 2019 compared to the Six Months Ended September 30, 2018

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2019 and 2018.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2019	%	2018	%	Amount	%
North American OTC Healthcare
Analgesics	$57,366	12.2	$56,896	11.5	$470	0.8
Cough & Cold	37,846	8.0	36,706	7.4	1,140	3.1
Women's Health	119,256	25.5	125,091	25.4	(5,835)	(4.7)
Gastrointestinal	63,786	13.6	63,328	12.8	458	0.7
Eye & Ear Care	49,039	10.4	50,317	10.2	(1,278)	(2.5)
Dermatologicals	53,777	11.4	50,460	10.2	3,317	6.6
Oral Care	41,042	8.7	45,339	9.3	(4,297)	(9.5)
Other OTC	2,550	0.5	2,588	0.5	(38)	(1.5)
Total North American OTC Healthcare	424,662	90.3	430,725	87.3	(6,063)	(1.4)

International OTC Healthcare
Analgesics	473	0.1	282	0.1	191	67.7
Cough & Cold	11,196	2.4	10,905	2.2	291	2.7
Women's Health	5,324	1.1	5,527	1.1	(203)	(3.7)
Gastrointestinal	16,013	3.4	13,940	2.8	2,073	14.9
Eye & Ear Care	6,196	1.3	5,614	1.1	582	10.4
Dermatologicals	1,266	0.3	1,137	0.3	129	11.3
Oral Care	5,091	1.1	5,394	1.1	(303)	(5.6)
Other OTC	2	—	2	—	—	—
Total International OTC Healthcare	45,561	9.7	42,801	8.7	2,760	6.4

Total OTC Healthcare	470,223	100.0	473,526	96.0	(3,303)	(0.7)
Household Cleaning	—	—	19,811	4.0	(19,811)	(100.0)
Total Consolidated	$470,223	100.0	$493,337	100.0	$(23,114)	(4.7)

Total segment revenues for the six months ended September 30, 2019 were $470.2 million, a decrease of $23.1 million, or 4.7%, versus the six months ended September 30, 2018. The $23.1 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $6.1 million, or 1.4%, during the six months ended September 30, 2019 versus the six months ended September 30, 2018.  The decrease was primarily attributable to inventory reductions at certain key retailers and the impact of unfavorable foreign currency exchange rates.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.8 million, or 6.4%, during the six months ended September 30, 2019 versus the six months ended September 30, 2018. The $2.8 million increase was primarily attributable to increased consumption and geographic expansion, partially offset by the impact of unfavorable foreign currency exchange rates.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related revenues in the six months ended September 30, 2019.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2019	%	2018	%	Amount	%
North American OTC Healthcare	$242,920	57.2	$249,565	57.9	$(6,645)	(2.7)
International OTC Healthcare	27,898	61.2	25,307	59.1	2,591	10.2
Household Cleaning	—	—	3,223	16.3	(3,223)	(100.0)
	$270,818	57.6	$278,095	56.4	$(7,277)	(2.6)

Gross profit for the six months ended September 30, 2019 decreased $7.3 million, or 2.6%, when compared with the six months ended September 30, 2018.  The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment. As a percentage of total revenues, gross profit increased to 57.6% during the six months ended September 30, 2019, from 56.4% during the six months ended September 30, 2018. The increase in gross profit as a percentage of revenues was primarily a result of the divestiture of our Household Cleaning segment, which had lower gross margins, partially offset by certain costs associated with a change in warehouse locations.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $6.6 million, or 2.7%, during the six months ended September 30, 2019 versus the six months ended September 30, 2018. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.2% during the six months ended September 30, 2019 from 57.9% during the six months ended September 30, 2018, primarily due to certain costs associated with a change in warehouse locations.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.6 million, or 10.2%, during the six months ended September 30, 2019 versus the six months ended September 30, 2018. As a percentage of International OTC Healthcare revenues, gross profit increased to 61.2% during the six months ended September 30, 2019 from 59.1% during the six months ended September 30, 2018, primarily due to product mix.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related gross profit in the six months ended September 30, 2019.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2019	%	2018	%	Amount	%
North American OTC Healthcare	$177,311	41.8	$182,982	42.5	$(5,671)	(3.1)
International OTC Healthcare	20,039	44.0	18,167	42.4	1,872	10.3
Household Cleaning	—	—	2,793	14.1	(2,793)	(100.0)
	$197,350	42.0	$203,942	41.3	$(6,592)	(3.2)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $5.7 million, or 3.1%, during the six months ended September 30, 2019 versus the six months ended September 30, 2018. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 41.8% during the six months ended September 30, 2019 from 42.5% during the six months ended September 30, 2018. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above and an increase in advertising and promotional spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.9 million, or 10.3%, during the six months ended September 30, 2019 versus the six months ended September 30, 2018. As a percentage of International OTC Healthcare revenues, contribution margin increased to 44.0% during the six months ended September 30, 2019 from 42.4% during the six months ended September 30, 2018. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related contribution margin in the six months ended September 30, 2019.

General and Administrative
General and administrative expenses were $44.2 million for the six months ended September 30, 2019 versus $48.0 million for the six months ended September 30, 2018. The decrease in general and administrative expenses was primarily due to divestiture costs in the prior period associated with the sale of the Household Cleaning segment, partly offset by higher professional fees in the current period.

Depreciation and Amortization
Depreciation and amortization expenses were $12.3 million for the six months ended September 30, 2019 and $13.8 million for the six months ended September 30, 2018. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment on July 2, 2018, as well as lower amortization expense resulting from prior year intangible asset impairments which were recorded in the fourth quarter of fiscal 2019.

Interest Expense
Interest expense was $49.6 million during the six months ended September 30, 2019, versus $53.1 million during the six months ended September 30, 2018. The average indebtedness decreased to $1.8 billion during the six months ended September 30, 2019 from $2.0 billion during the six months ended September 30, 2018. The average cost of borrowing increased to 5.5% for the six months ended September 30, 2019 compared to 5.3% for the six months ended September 30, 2018.

Income Taxes
The provision for income taxes during the six months ended September 30, 2019 was $22.9 million versus $24.7 million during the six months ended September 30, 2018.  The effective tax rate during the six months ended September 30, 2019 was 25.4% versus 27.4% during the six months ended September 30, 2018. The decrease in the effective tax rate for the six months ended September 30, 2019 was primarily due to a discrete item arising from the sale of our Household Cleaning segment in July 2018.
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

As of September 30, 2019, we had cash and cash equivalents of $27.9 million, an increase of $0.4 million from March 31, 2019. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2019	2018	$ Change
Cash provided by (used in):
Operating Activities	$103,000	$95,107	$7,893
Investing Activities	(5,822)	60,838	(66,660)
Financing Activities	(96,312)	(151,231)	54,919
Effects of exchange rate changes on cash and cash equivalents	(491)	(352)	(139)
Net change in cash and cash equivalents	$375	$4,362	$(3,987)

Operating Activities
Net cash provided by operating activities was $103.0 million for the six months ended September 30, 2019 compared to $95.1 million for the six months ended September 30, 2018. The $7.9 million increase was primarily due to an increase in net income after non-cash items.

Investing Activities
Net cash used in investing activities was $5.8 million for the six months ended September 30, 2019 compared to net cash provided by investing activities of $60.8 million for the six months ended September 30, 2018. The change was primarily due to proceeds of $65.9 million from the divestiture of our Household Cleaning segment in the prior period.

Financing Activities
Net cash used in financing activities was $96.3 million for the six months ended September 30, 2019 compared to $151.2 million for the six months ended September 30, 2018.  The decrease was primarily due to a repayment of our Term Loan of $100.0 million in the prior period, partly offset by an increase of $46.0 million in repayments under our revolving credit agreement in the current period.

Capital Resources

As of September 30, 2019, we had an aggregate of $1.8 billion of outstanding indebtedness, which consisted of the following:

•	$400.0 million of 5.375% 2013 Senior Notes, which mature on December 15, 2021;

•	$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024;

•	$738.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024; and

•	$29.0 million of borrowings under the 2012 ABL Revolver due January 26, 2022.

As of September 30, 2019, we had $125.0 million of an additional borrowing capacity under the 2012 ABL Revolver.

During the years ended March 31, 2019 and 2018, we made voluntary principal payments against outstanding indebtedness of $200.0 million and $444.0 million, respectively, under the 2012 Term Loan. During the six months ended September 30, 2019, we did not make any voluntary principal payments under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of September 30, 2019, was $738.0 million. Since we have made optional payments in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2020 (remaining nine months ending March 31, 2020)	$—
2021	—
2022	429,000
2023	—
2024	1,338,000
Thereafter	—
$1,767,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and 2016 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•
Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2019 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•
Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2019 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•
Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2019 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2019, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2013 Senior Notes and the 2016 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2020.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either September 30, 2019 or March 31, 2019 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.  There were no material changes to our critical accounting policies during the six months ended September 30, 2019, except as described in Note 6 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "goal," "future," "seek," "may," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•	The high level of competition in our industry and markets;

•	Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;

•	Our dependence on a limited number of customers for a large portion of our sales;

•	Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing;

•	Our inability to invest successfully in research and development to develop new products;

•	Changes in inventory management practices by retailers;

•	Our inability to grow our international sales;

•	General economic conditions and incidence levels affecting sales of our products and their respective markets;

•	Economic factors, such as increases in interest rates and currency exchange rate fluctuations;

•	Business, regulatory and other conditions affecting retailers;

•	Changing consumer trends, additional store brand or branded competition or other pricing pressures which may cause us to lower our prices;

•	Our dependence on third party manufacturers to produce many of the products we sell;

•	Our dependence on third party logistics providers to distribute our products to customers;

•	Price increases for raw materials, labor, energy and transportation costs, and for other input costs;

•	Disruptions in our distribution center or manufacturing facility;

•
Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities, or problems associated with integration of those businesses and facilities;

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

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At September 30, 2019, we had variable rate debt of approximately $767.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2019 of approximately $2.0 million and $4.0 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2019, approximately 11.5% and 11.0%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2018, approximately 12.1% and 10.5%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2019 and 2018. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.6 million for the three months ended September 30, 2019 and approximately $2.5 million for the six months ended September 30, 2019. It represented a less than 5% impact on pre-tax income of approximately $0.9 million for the three months ended September 30, 2018 and approximately $1.9 million for the six months ended September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2019.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have enhanced certain internal controls related to the adoption of the new lease standard as of April 1, 2019.  In connection with the evaluation described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2019	672,719	$31.53	672,719	$—
August 1 to August 31, 2019	2,273	$35.32	—	$—
September 1 to September 30, 2019	—	$—	—	$—
Total	674,992		672,719
(a) The majority of these purchases (672,719 shares) were made pursuant to our share repurchase program, which was announced in May 2019 and permits the repurchase of up to $50.0 million of our common stock through May 2020. The remaining purchases (2,273 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).*

3.2
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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	October 31, 2019	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)