Form 10-Q
period 2019-12-31
Prestige Consumer Healthcare Inc.
filed 2020-02-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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
Yes ☐ No ☒
As of January 31, 2020, there were 50,265,837 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues
Net sales	$241,545	$241,411	$711,729	$734,719
Other revenues	7	3	46	32
Total revenues	241,552	241,414	711,775	734,751

Cost of Sales
Cost of sales excluding depreciation	102,900	100,997	300,318	313,713
Cost of sales depreciation	1,157	1,182	3,144	3,708
Cost of sales	104,057	102,179	303,462	317,421
Gross profit	137,495	139,235	408,313	417,330

Operating Expenses
Advertising and promotion	33,559	34,504	107,027	108,657
General and administrative	21,308	20,485	65,528	68,460
Depreciation and amortization	6,224	6,705	18,520	20,545
Gain on divestiture	—	—	—	(1,284)
Total operating expenses	61,091	61,694	191,075	196,378
Operating income	76,404	77,541	217,238	220,952

Other (income) expense
Interest income	(245)	(39)	(320)	(172)
Interest expense	24,520	26,366	74,092	79,509
Other (income) expense, net	(580)	218	695	640
Loss on extinguishment of debt	2,155	—	2,155	—
Total other expense	25,850	26,545	76,622	79,977
Income before income taxes	50,554	50,996	140,616	140,975
Provision for income taxes	12,496	12,829	35,381	37,501
Net income	$38,058	$38,167	$105,235	$103,474

Earnings per share:
Basic	$0.76	$0.74	$2.07	$1.99
Diluted	$0.75	$0.73	$2.05	$1.97

Weighted average shares outstanding:
Basic	50,378	51,881	50,840	52,119
Diluted	50,831	52,202	51,226	52,431

Comprehensive income, net of tax:
Currency translation adjustments	3,497	(2,020)	(311)	(7,139)
Total other comprehensive income (loss)	3,497	(2,020)	(311)	(7,139)
Comprehensive income	$41,555	$36,147	$104,924	$96,335
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2019	March 31, 2019

Assets
Current assets
Cash and cash equivalents	$28,591	$27,530
Accounts receivable, net of allowance of $21,475 and $12,965, respectively	144,502	148,787
Inventories	121,363	119,880
Prepaid expenses and other current assets	5,913	4,741
Total current assets	300,369	300,938

Property, plant and equipment, net	53,233	51,176
Operating lease right-of-use assets	31,342	—
Finance lease right-of-use assets, net	5,895	—
Goodwill	577,635	578,583
Intangible assets, net	2,491,539	2,507,210
Other long-term assets	4,189	3,129
Total Assets	$3,464,202	$3,441,036

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$50,408	$56,560
Accrued interest payable	14,482	9,756
Operating lease liabilities, current portion	6,377	—
Finance lease liabilities, current portion	1,159	—
Other accrued liabilities	76,610	60,663
Total current liabilities	149,036	126,979

Long-term debt, net	1,701,313	1,798,598
Deferred income tax liabilities	407,776	399,575
Long-term operating lease liabilities, net of current portion	26,200	—
Long-term finance lease liabilities, net of current portion	4,725	—
Other long-term liabilities	18,658	20,053
Total Liabilities	2,307,708	2,345,205

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,779 shares at December 31, 2019 and 53,670 shares at March 31, 2019	537	536
Additional paid-in capital	485,838	479,150
Treasury stock, at cost - 3,525 shares at December 31, 2019 and 1,871 shares at March 31, 2019	(110,878)	(59,928)
Accumulated other comprehensive loss, net of tax	(26,058)	(25,747)
Retained earnings	807,055	701,820
Total Stockholders' Equity	1,156,494	1,095,831
Total Liabilities and Stockholders' Equity	$3,464,202	$3,441,036
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2019	53,755	$537	$483,595	3,523	$(110,784)	$(29,555)	$768,997	$1,112,790
Stock-based compensation	—	—	1,780	—	—	—	—	1,780
Exercise of stock options	18	—	463	—	—	—	—	463
Issuance of shares related to restricted stock	6	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	2	(94)	—	—	(94)
Net income	—	—	—	—	—	—	38,058	38,058
Comprehensive income	—	—	—	—	—	3,497	—	3,497
Balances at December 31, 2019	53,779	$537	$485,838	3,525	$(110,878)	$(26,058)	$807,055	$1,156,494

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2018	53,609	$536	$474,137	1,871	$(59,928)	$(24,434)	$802,927	$1,193,238
Stock-based compensation	—	—	1,832	—	—	—	—	1,832
Exercise of stock options	61	—	1,903	—	—	—	—	1,903
Net income	—	—	—	—	—	—	38,167	38,167
Comprehensive loss	—	—	—	—	—	(2,020)	—	(2,020)
Balances at December 31, 2018	53,670	$536	$477,872	1,871	$(59,928)	$(26,454)	$841,094	$1,233,120

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
Stock-based compensation	—	—	5,682	—	—	—	—	5,682
Exercise of stock options	36	—	1,007	—	—	—	—	1,007
Issuance of shares related to restricted stock	73	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,654	(50,950)	—	—	(50,950)
Net income	—	—	—	—	—	—	105,235	105,235
Comprehensive loss	—	—	—	—	—	(311)	—	(311)
Balances at December 31, 2019	53,779	$537	$485,838	3,525	$(110,878)	$(26,058)	$807,055	$1,156,494

	Nine Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2018	53,396	$534	$468,783	353	$(7,669)	$(19,315)	$736,277	$1,178,610
Adoption of new accounting pronouncement	—	—	—	—	—	—	1,343	1,343
Stock-based compensation	—	—	6,160	—	—	—	—	6,160
Exercise of stock options	98	—	2,931	—	—	—	—	2,931
Issuance of shares related to restricted stock	176	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,518	(52,259)	—	—	(52,259)
Net income	—	—	—	—	—	—	103,474	103,474
Comprehensive loss	—	—	—	—	—	(7,139)	—	(7,139)
Balances at December 31, 2018	53,670	$536	$477,872	1,871	$(59,928)	$(26,454)	$841,094	$1,233,120
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2019	2018
Operating Activities
Net income	$105,235	$103,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,664	24,253
Gain on divestiture	—	(1,284)
Loss on disposal of property and equipment	184	197
Deferred income taxes	7,383	3,309
Amortization of debt origination costs	2,766	4,543
Stock-based compensation costs	5,682	6,160
Loss on extinguishment of debt	2,155	—
Non-cash operating lease cost	6,117	—
Interest expense relating to ROU assets	34	—
Other	—	247
Changes in operating assets and liabilities:
Accounts receivable	4,624	5,398
Inventories	(817)	(11,081)
Prepaid expenses and other current assets	(879)	4,073
Accounts payable	(6,091)	(12,787)
Accrued liabilities	20,724	13,260
Operating lease liabilities	(6,430)	—
Other	(1,353)	(1,325)
Net cash provided by operating activities	160,998	138,437

Investing Activities
Purchases of property, plant and equipment	(9,055)	(7,139)
Escrow receipt	750	—
Proceeds from divestiture	—	65,912
Net cash (used in) provided by investing activities	(8,305)	58,773

Financing Activities
Proceeds from issuance of 5.125% Senior Notes	400,000	—
Repayment of 5.375% Senior Notes	(400,000)	—
Term loan repayments	(21,000)	(155,000)
Borrowings under revolving credit agreement	45,000	45,000
Repayments under revolving credit agreement	(120,000)	(45,000)
Payment of debt costs	(5,793)	—
Payments of finance leases	(252)	—
Proceeds from exercise of stock options	1,007	2,931
Fair value of shares surrendered as payment of tax withholding	(974)	(2,281)
Repurchase of common stock	(49,976)	(49,978)
Net cash used in financing activities	(151,988)	(204,328)

Effects of exchange rate changes on cash and cash equivalents	356	(758)
Increase in cash and cash equivalents	1,061	(7,876)
Cash and cash equivalents - beginning of period	27,530	32,548
Cash and cash equivalents - end of period	$28,591	$24,672

Interest paid	$66,305	$69,955
Income taxes paid	$21,212	$24,404
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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2020) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2019 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2020.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Cash and Cash Equivalents
We had non-cash financing activities in 2020 of $0.8 million relating to the December 2019 debt refinancing (see Note 8 for further details).

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This update amended a number of aspects of lease accounting, including requiring lessees to recognize all leases with a term greater than one year as a right-of-use ("ROU") asset and corresponding lease liability, measured at the present value of the lease payments. On April 1, 2019, we adopted Topic 842 using the modified retrospective approach. Results for the three and nine months ended December 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and the prior period continues to be reported in accordance with previous lease guidance, Accounting Standards Codification ("ASC") Topic 840, Leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These amendments clarify and improve areas of guidance related to recently issued standards on the topics of credit losses, hedging and recognition and measurements. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments an option to irrevocably elect the fair value option in Subtopic 825-10. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326 - Financial Instruments - Credit Losses, which clarifies guidance on how to report expected recoveries. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update eliminate the need for an organization to analyze whether certain exceptions apply for tax purposes. It also simplifies GAAP for certain taxes. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

2. Divestitures

On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment.

As a result of this transaction, we received proceeds of approximately $65.9 million and recorded a pre-tax gain on sale of $1.3 million. The net proceeds were used to repay debt.

3.  Inventories

Inventories consist of the following:

(In thousands)	December 31, 2019	March 31, 2019
Components of Inventories
Packaging and raw materials	$10,356	$17,082
Work in process	309	161
Finished goods	110,698	102,637
Inventories	$121,363	$119,880

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $8.0 million and $5.5 million at December 31, 2019 and March 31, 2019, respectively, related to obsolete and slow-moving inventory.

4. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2019
Goodwill	$711,104	$31,190	$742,294
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - March 31, 2019	547,393	31,190	578,583
2020 Reductions:
Goodwill (1)	(750)	—	(750)
Effects of foreign currency exchange rates	—	(198)	(198)
Balance - December 31, 2019
Goodwill	710,354	30,992	741,346
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - December 31, 2019	$546,643	$30,992	$577,635
(1) Amount relates to cash received from escrow associated with our acquisition of C.B. Fleet Company, Inc. ("Fleet").

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2019, and we recorded impairment charges in our March 31, 2019 financial statements. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2019, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and promotion may require an additional impairment charge to be recorded in the future. As of December 31, 2019, no events have occurred that would indicate potential impairment of goodwill.

5. Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2019	$2,273,191	$390,283	$2,663,474
Effects of foreign currency exchange rates	(925)	(25)	(950)
Balance — December 31, 2019	2,272,266	390,258	2,662,524

Accumulated Amortization
Balance — March 31, 2019	—	156,264	156,264
Additions	—	14,725	14,725
Effects of foreign currency exchange rates	—	(4)	(4)
Balance — December 31, 2019	—	170,985	170,985

Intangible assets, net - December 31, 2019	$2,272,266	$219,273	$2,491,539

Amortization expense was $4.9 million and $14.7 million for the three and nine months ended December 31, 2019, respectively, and $5.3 million and $16.5 million for the three and nine months ended December 31, 2018, respectively.  Based on our amortizable intangible assets as of December 31, 2019, amortization expense is expected to be approximately $4.9 million for the remainder of fiscal 2020, $19.6 million in each of fiscal 2021, 2022, 2023 and 2024 and $136.0 million thereafter.

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

As of December 31, 2019, no events have occurred that would indicate potential impairment of intangible assets.

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

The components of lease expense for the three and nine months ended December 31, 2019 were as follows:

(In thousands)	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$207	$207
Interest on lease liabilities	34	34
Operating lease cost	2,239	5,697
Short term lease cost	28	78
Variable lease cost	15,731	48,396
Sublease income	(833)	(2,607)
Total net lease cost	$17,406	$51,805

As of December 31, 2019, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Lease	Total
2020 (Remaining three months ending March 31, 2020)	$2,400	$336	$2,736
2021	7,073	1,342	8,415
2022	6,551	1,342	7,893
2023	6,307	1,342	7,649
2024	6,294	1,342	7,636
Thereafter	9,095	672	9,767
Total undiscounted lease payments	37,720	6,376	44,096
Less amount of lease payments representing interest	(5,143)	(492)	(5,635)
Total present value of lease payments	$32,577	$5,884	$38,461

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.49
Financing leases	4.75
Weighted average discount rate
Operating leases	5.27%
Financing leases	3.49%

The following table summarizes future minimum lease payments for our operating leases as of March 31, 2019, before adoption of Topic 842:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2020	$2,828	$314	$3,142
2021	2,633	248	2,881
2022	2,265	213	2,478
2023	1,684	105	1,789
2024	1,705	—	1,705
Thereafter	6,780	—	6,780
	$17,895	$880	$18,775

In May 2019, we entered into a Master Logistics Services Agreement with GEODIS Logistics LLC (“GEODIS”), pursuant to which GEODIS serves as a new third party logistics provider. The agreement has an initial term of five years with an option to renew for an additional five year term. Under the Master Logistics Services Agreement, we have authorized GEODIS to lease a facility under a five year term.  The lease commenced in July 2019 and the lease and non-lease components were recorded in our second quarter fiscal year 2020 financial statements.  The ROU asset and operating lease liability at lease commencement was $18.9 million. In November 2019, we recorded a finance lease for assets purchased by Geodis for our use per the Master Logistics Service Agreement. This lease was recorded in our third quarter fiscal year 2020 financial statements and the ROU asset and finance lease liability at lease commencement was $6.1 million.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2019	March 31, 2019
Accrued marketing costs	$36,774	$31,228
Accrued compensation costs	8,906	10,958
Accrued broker commissions	1,462	1,361
Income taxes payable	6,216	88
Accrued professional fees	4,145	2,441
Accrued production costs	8,092	6,788
Other accrued liabilities	11,015	7,799
	$76,610	$60,663

8. Long-Term Debt

At December 31, 2019, we had no balance outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and a borrowing capacity of $153.3 million.

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2019	March 31, 2019
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes were due to mature on December 15, 2021, and were redeemed on December 2, 2019.	—	400,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	—
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a base rate floor of 1.00%, due on January 26, 2024.	717,000	738,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	75,000
Long-term debt	1,717,000	1,813,000
Less: unamortized debt costs	(15,687)	(14,402)
Long-term debt, net	$1,701,313	$1,798,598

New Debt Issuance and Redemption:
On December 2, 2019, we issued $400.0 million aggregate principal amount of 5.125% senior notes ("2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto (including the Company) and the U.S. Bank National Association, as a trustee. The 2019 Senior Notes mature on January 15, 2028. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 5.375% 2013 Senior Notes, which were due in 2021, and to pay related fees and expenses. In conjunction with the redemption of our 5.375% 2013 Senior Notes, we wrote off related debt costs of $2.2 million.
2012 ABL Revolver:
On December 11, 2019, the Company and Prestige Brands, Inc. entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provides for (i) an extension of the maturity date of the revolving credit facility to five years from the effective date of the amendment, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.00% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter) and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

As of December 31, 2019, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the 6.375% senior unsecured notes due 2024 (the "2016 Senior Notes") and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2020 (remaining three months ending March 31, 2020)	$—
2021	—
2022	—
2023	—
2024	1,317,000
Thereafter	400,000
$1,717,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these borrowings at December 31, 2019 and March 31, 2019.

	December 31, 2019		March 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$623,250	$600,000	$606,000
2013 Senior Notes	—	—	400,000	401,500
2019 Senior Notes	400,000	418,000	—	—
2012 Term B-5 Loans	717,000	720,585	738,000	728,775
2012 ABL Revolver	—	—	75,000	75,000

At December 31, 2019 and March 31, 2019, we did not have any assets or liabilities measured in Level 1 or 3.

10. Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2019.

During the three and nine months ended December 31, 2019, we repurchased 2,481 shares and 31,018 shares, respectively, of common stock from our employees pursuant to the provisions of various employee restricted stock awards. The repurchases for the three and nine months ended December 31, 2019 were at an average price of $37.95 and $31.39 per share, respectively. During the three months ended December 31, 2018, we made no repurchases of common stock. During the nine months ended December 31, 2018, we repurchased 68,939 shares of common stock from our employees pursuant to the provisions of various employee restricted stock awards at an average price of $33.09 per share. All of the repurchased shares have been recorded as treasury stock.

During the nine months ended December 31, 2019, we also repurchased 1,622,544 shares of our common stock in conjunction with our share repurchase program. The repurchases were at an average price of $30.80 per share and totaled $50.0 million. During the nine months ended December 31, 2018, we repurchased 1,449,750 shares of our common stock in conjunction with our share repurchase program at an average price of $34.47 per share for a total of $50.0 million. All of the repurchased shares have been recorded as treasury stock.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2019 and March 31, 2019:

(In thousands)	December 31, 2019	March 31, 2019
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(27,189)	$(26,878)
Unrecognized net gain on pension plans, net of tax of $0.3 million and $0.3 million, respectively	1,131	1,131
Accumulated other comprehensive loss, net of tax	$(26,058)	$(25,747)

As of December 31, 2019 and March 31, 2019, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income	$38,058	$38,167	$105,235	$103,474

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,378	51,881	50,840	52,119
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	453	321	386	312
Denominator for diluted earnings per share	50,831	52,202	51,226	52,431

Earnings per Common Share:
Basic earnings per share	$0.76	$0.74	$2.07	$1.99

Diluted earnings per share	$0.75	$0.73	$2.05	$1.97

For the three months ended December 31, 2019 and 2018, there were 0.6 million and 0.4 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2019 and 2018, there were 0.9 million and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

During the three and nine months ended December 31, 2019, pre-tax share-based compensation costs charged against income were $1.8 million and $5.7 million, respectively, and the related income tax benefit recognized was $0.3 million and $0.9 million, respectively. During the three and nine months ended December 31, 2018, pre-tax share-based compensation costs charged against income were $1.9 million and $6.2 million, respectively, and the related income tax benefit recognized was $0.3 million and $1.1 million, respectively.

At December 31, 2019, there were $7.5 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.0 year.  The total fair value of options and RSUs vested during the nine months ended December 31, 2019 and 2018 was $7.8 million and $12.0 million, respectively.  For the nine months ended December 31, 2019 and 2018, we received cash from the exercise of stock options of $1.0 million and $2.9 million, respectively. For the nine months ended December 31, 2019 and 2018, we realized $0.6 million and $1.3 million, respectively, in tax benefits from the tax deductions resulting from RSU issuances and stock option exercises. At December 31, 2019, there were 1.5 million shares available for issuance under the Plan.

On May 6, 2019, the Compensation and Talent Management Committee of our Board of Directors granted 98,644 performance stock units, 89,286 RSUs and stock options to acquire 281,487 shares of our common stock under the Plan to certain executive officers and employees. The stock options were granted at an exercise price of $30.56 per share, which was equal to the closing price for our common stock on the date of the grant.
On May 13, 2019, the Compensation and Talent Management Committee of our Board of Directors granted 7,287 RSUs and stock options to acquire 21,194 shares of our common stock under the Plan to a recently hired executive officer. The stock options were granted at an exercise price of $30.19 per share, which was equal to the closing price for our common stock on the date of the grant.
Each of the independent members of the Board of Directors received a grant under the Plan of 4,183 RSUs on July 30, 2019.
Restricted Stock Units

RSUs granted to employees under the Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before interest, income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation and Talent Management Committee or, in the case of RSUs granted in May 2017, 2018 and 2019, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the (i) director's death, (ii) director's disability or (iii) six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors in July 2019 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2018
Vested and nonvested at March 31, 2018	393.5	$44.13
Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and nonvested at December 31, 2018	413.0	36.58
Vested at December 31, 2018	113.2	31.05

Nine Months Ended December 31, 2019
Vested and nonvested at March 31, 2019	413.0	$36.58
Granted	220.3	31.02
Vested and issued	(73.0)	47.68
Forfeited	(34.2)	35.97
Vested and nonvested at December 31, 2019	526.1	32.74
Vested at December 31, 2019	138.3	31.71

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

The weighted average grant-date fair values of the options granted during the nine months ended December 31, 2019 and 2018 were $10.83 and $10.22, respectively.

	Nine Months Ended December 31,
	2019	2018
Expected volatility	30.9% - 31.3%	29.6%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0
Risk-free rate	2.3% to 2.4%	2.9%

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2018
Outstanding at March 31, 2018	873.2	$41.79
Granted	294.5	29.46
Exercised	(97.7)	30.02
Forfeited or expired	(125.4)	47.16
Outstanding at December 31, 2018	944.6	38.45	7.2	$2,477
Vested at December 31, 2018	499.4	37.87	5.8	$2,076

Nine Months Ended December 31, 2019
Outstanding at March 31, 2019	944.6	$38.45
Granted	302.7	30.53
Exercised	(36.0)	27.96
Forfeited or expired	(155.3)	41.18
Outstanding at December 31, 2019	1,056.0	36.14	6.9	$9,035
Vested at December 31, 2019	602.0	38.90	5.4	$4,756

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2019 was $0.3 million.

14. Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates were 24.7% and 25.2% for the three months ended December 31, 2019 and 2018, respectively.  The effective tax rates were 25.2% and 26.6% for the nine months ended December 31, 2019 and 2018, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2019 versus the prior year period was primarily related to a discrete item arising from the sale of our Household Cleaning segment in July 2018.

In the second quarter of 2020, we revised the Condensed Consolidated Statements of Cash Flows to correct an error in the disclosed amount of income taxes paid in the six months ended September 30, 2018. The correction increased income taxes paid in the nine months ended December 31, 2018 from the previously reported amount of $19.1 million to $24.4 million. We have evaluated the impact of this error and determined it is not material to the previously issued financial statements.

15.  Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Interest cost	$575	$599	$1,729	$1,819
Expected return on assets	(722)	(767)	(2,164)	(2,303)
Net periodic benefit income	$(147)	$(168)	$(435)	$(484)

During the nine months ended December 31, 2019, we contributed $0.3 million to our non-qualified defined benefit plan and $1.0 million to the qualified defined benefit plan. During the remainder of fiscal 2020, we expect to contribute an additional $0.1 million to our non-qualified plan and make no further contributions to the qualified plan.

16. Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the reasonably possible losses from resolution of routine legal matters and other claims incidental to our business, taking our reserves into account, will not have a material adverse effect on our business, financial condition, or results of operations.

17. Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels. During both the three months ended December 31, 2019 and 2018, approximately 41.7% of our gross revenues were derived from our five top selling brands. During both the nine months ended December 31, 2019 and 2018, approximately 42.8% of our gross revenues were derived from our five top selling brands. One customer, Walmart accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 23.2% and 23.4% of our gross revenues for the three and nine months ended December 31, 2019, respectively. Walmart accounted for approximately 22.3% and 23.5% of our gross revenues for the three and nine months ended December 31, 2018, respectively. The gross revenues for Walmart are included in our North American OTC Healthcare segment and Household Cleaning segment (prior to the sale of our Household Cleaning segment on July 2, 2018).

Our product distribution in the United States is managed by a third party through one primary distribution center near St. Louis, Missouri. In May 2019, we entered into an agreement with a second third party logistics provider for a warehouse, and we are in the process of transitioning to this facility, which is managed by a new logistics provider. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. A serious disruption, caused by performance or contractual issues with a third party distribution manager or by natural disaster, such as earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. Any disruption as a result of business integration, transition of our distribution center to the new third party manager or new location, or third party performance at our distribution centers, could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the products associated with our acquisition of Fleet, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution centers, the third party distribution managers or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 17 manufacturers that produced items that accounted for approximately 66.2% of gross sales for the nine months ended December 31, 2019. At December 31, 2018, we had relationships with 112 third party manufacturers.  Of those, we had long-term contracts with 33 manufacturers that produced items that accounted for approximately 60.4% of gross sales for the nine months ended December 31, 2018. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$214,892	$26,660	$—	$241,552
Cost of sales	93,937	10,120	—	104,057
Gross profit	120,955	16,540	—	137,495
Advertising and promotion	29,025	4,534	—	33,559
Contribution margin	$91,930	$12,006	$—	103,936
Other operating expenses				27,532
Operating income				76,404
Other expense				25,850
Income before income taxes				50,554
Provision for income taxes				12,496
Net income				$38,058
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$639,554	$72,221	$—	$711,775
Cost of sales	275,679	27,783	—	303,462
Gross profit	363,875	44,438	—	408,313
Advertising and promotion	94,634	12,393	—	107,027
Contribution margin	$269,241	$32,045	$—	301,286
Other operating expenses				84,048
Operating income				217,238
Other expense				76,622
Income before income taxes				140,616
Provision for income taxes				35,381
Net income				$105,235
* Intersegment revenues of $2.1 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$216,776	$24,638	$—	$241,414
Cost of sales	91,594	10,585	—	102,179
Gross profit	125,182	14,053	—	139,235
Advertising and promotion	30,316	4,188	—	34,504
Contribution margin	$94,866	$9,865	$—	104,731
Other operating expenses				27,190
Operating income				77,541
Other expense				26,545
Income before income taxes				50,996
Provision for income taxes				12,829
Net income				$38,167
* Intersegment revenues of $1.3 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$647,501	$67,439	$19,811	$734,751
Cost of sales	272,754	28,079	16,588	317,421
Gross profit	374,747	39,360	3,223	417,330
Advertising and promotion	96,899	11,328	430	108,657
Contribution margin	$277,848	$28,032	$2,793	308,673
Other operating expenses				87,721
Operating income				220,952
Other expense				79,977
Income before income taxes				140,975
Provision for income taxes				37,501
Net income				$103,474
* Intersegment revenues of $5.6 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$28,330	$175	$—	$28,505
Cough & Cold	25,221	4,742	—	29,963
Women's Health	58,576	3,543	—	62,119
Gastrointestinal	32,645	12,097	—	44,742
Eye & Ear Care	24,095	3,159	—	27,254
Dermatologicals	23,286	598	—	23,884
Oral Care	21,451	2,344	—	23,795
Other OTC	1,288	2	—	1,290
Household Cleaning	—	—	—	—
Total segment revenues	$214,892	$26,660	$—	$241,552

	Nine Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$85,696	$648	$—	$86,344
Cough & Cold	63,067	15,938	—	79,005
Women's Health	177,832	8,867	—	186,699
Gastrointestinal	96,431	28,110	—	124,541
Eye & Ear Care	73,134	9,355	—	82,489
Dermatologicals	77,063	1,864	—	78,927
Oral Care	62,493	7,435	—	69,928
Other OTC	3,838	4	—	3,842
Household Cleaning	—	—	—	—
Total segment revenues	$639,554	$72,221	$—	$711,775

	Three Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$29,325	$136	$—	$29,461
Cough & Cold	27,137	4,584	—	31,721
Women's Health	60,946	3,306	—	64,252
Gastrointestinal	30,737	10,321	—	41,058
Eye & Ear Care	23,352	3,164	—	26,516
Dermatologicals	21,508	470	—	21,978
Oral Care	22,177	2,656	—	24,833
Other OTC	1,594	1	—	1,595
Household Cleaning	—	—	—	—
Total segment revenues	$216,776	$24,638	$—	$241,414

	Nine Months Ended December 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$86,221	$418	$—	$86,639
Cough & Cold	63,843	15,489	—	79,332
Women's Health	186,037	8,833	—	194,870
Gastrointestinal	94,065	24,261	—	118,326
Eye & Ear Care	73,669	8,778	—	82,447
Dermatologicals	71,968	1,607	—	73,575
Oral Care	67,516	8,050	—	75,566
Other OTC	4,182	3	—	4,185
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$647,501	$67,439	$19,811	$734,751

Our total segment revenues by geographic area are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
United States	$203,920	204,943	$604,263	$632,183
Rest of world	37,632	36,471	107,512	102,568
Total	$241,552	$241,414	$711,775	$734,751

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

December 31, 2019	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$30,992	$577,635

Intangible assets
Indefinite-lived	2,195,616	76,650	2,272,266
Finite-lived, net	214,390	4,883	219,273
Intangible assets, net	2,410,006	81,533	2,491,539
Total	$2,956,649	$112,525	$3,069,174

March 31, 2019	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$547,393	$31,190	$578,583

Intangible assets
Indefinite-lived	2,195,617	77,574	2,273,191
Finite-lived, net	228,743	5,276	234,019
Intangible assets, net	2,424,360	82,850	2,507,210
Total	$2,971,753	$114,040	$3,085,793

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 35 of this Quarterly Report on Form 10-Q.
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

Results of Operations

Three Months Ended December 31, 2019 compared to the Three Months Ended December 31, 2018

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2019	%	2018	%	Amount	%
North American OTC Healthcare
Analgesics	$28,330	11.7	$29,325	12.1	$(995)	(3.4)
Cough & Cold	25,221	10.4	27,137	11.2	(1,916)	(7.1)
Women's Health	58,576	24.3	60,946	25.2	(2,370)	(3.9)
Gastrointestinal	32,645	13.5	30,737	12.7	1,908	6.2
Eye & Ear Care	24,095	10.0	23,352	9.7	743	3.2
Dermatologicals	23,286	9.6	21,508	8.9	1,778	8.3
Oral Care	21,451	8.9	22,177	9.2	(726)	(3.3)
Other OTC	1,288	0.5	1,594	0.7	(306)	(19.2)
Total North American OTC Healthcare	214,892	88.9	216,776	89.8	(1,884)	(0.9)

International OTC Healthcare
Analgesics	175	0.1	136	0.1	39	28.7
Cough & Cold	4,742	2.0	4,584	1.9	158	3.4
Women's Health	3,543	1.5	3,306	1.4	237	7.2
Gastrointestinal	12,097	5.0	10,321	4.3	1,776	17.2
Eye & Ear Care	3,159	1.3	3,164	1.3	(5)	(0.2)
Dermatologicals	598	0.2	470	0.2	128	27.2
Oral Care	2,344	1.0	2,656	1.1	(312)	(11.7)
Other OTC	2	—	1	—	1	100.0
Total International OTC Healthcare	26,660	11.1	24,638	10.2	2,022	8.2

Total Consolidated	$241,552	100.0	$241,414	100.0	$138	0.1

Total segment revenues for the three months ended December 31, 2019 were $241.6 million, an increase of $0.1 million, or 0.1%, versus the three months ended December 31, 2018. The $0.1 million increase was primarily attributable to increased consumption and geographic expansion, partly offset by the effects of foreign currency exchange rates and inventory reductions at certain retailers.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $1.9 million, or 0.9%, during the three months ended December 31, 2019 versus the three months ended December 31, 2018.  The decrease was primarily attributable to inventory reductions at certain key retailers, partly offset by increased consumption.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.0 million, or 8.2%, during the three months ended December 31, 2019 versus the three months ended December 31, 2018. The $2.0 million increase was primarily attributable to increased consumption and geographic expansion, partially offset by the impact of unfavorable foreign currency exchange rates.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2019	%	2018	%	Amount	%
North American OTC Healthcare	$120,955	56.3	$125,182	57.7	$(4,227)	(3.4)
International OTC Healthcare	16,540	62.0	14,053	57.0	2,487	17.7
	$137,495	56.9	$139,235	57.7	$(1,740)	(1.2)

Gross profit for the three months ended December 31, 2019 decreased $1.7 million, or 1.2%, when compared with the three months ended December 31, 2018.  As a percentage of total revenues, gross profit decreased to 56.9% during the three months ended December 31, 2019, compared to 57.7% during the three months ended December 31, 2018. The decrease in gross profit as a percentage of revenues was primarily a result of certain costs associated with a change in warehouse locations.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $4.2 million, or 3.4%, during the three months ended December 31, 2019 versus the three months ended December 31, 2018. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 56.3% during the three months ended December 31, 2019 from 57.7% during the three months ended December 31, 2018, primarily due to certain costs associated with a change in warehouse locations.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.5 million, or 17.7%, during the three months ended December 31, 2019 versus the three months ended December 31, 2018. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.0% during the three months ended December 31, 2019 from 57.0% during the three months ended December 31, 2018, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2019	%	2018	%	Amount	%
North American OTC Healthcare	$91,930	42.8	$94,866	43.8	$(2,936)	(3.1)
International OTC Healthcare	12,006	45.0	9,865	40.0	2,141	21.7
	$103,936	43.0	$104,731	43.4	$(795)	(0.8)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $2.9 million, or 3.1%, during the three months ended December 31, 2019 versus the three months ended December 31, 2018. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.8% during the three months ended December 31, 2019 from 43.8% during the three months ended December 31, 2018. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease as a percentage of revenues in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $2.1 million, or 21.7%, during the three months ended December 31, 2019 versus the three months ended December 31, 2018. As a percentage of International OTC Healthcare revenues, contribution margin increased to 45.0% during the three months ended December 31, 2019 from 40.0% during the three months ended December 31, 2018. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

General and Administrative
General and administrative expenses were $21.3 million for the three months ended December 31, 2019 versus $20.5 million for the three months ended December 31, 2018. The increase in general and administrative expenses was primarily due to increased professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $6.2 million for the three months ended December 31, 2019 and $6.7 million for the three months ended December 31, 2018. The decrease in depreciation and amortization expenses was primarily due to lower amortization expense resulting from prior year intangible asset impairments, which were recorded in the fourth quarter of fiscal 2019.

Interest Expense
Interest expense was $24.5 million during the three months ended December 31, 2019, versus $26.4 million during the three months ended December 31, 2018. The average indebtedness decreased to $1.8 billion during the three months ended December 31, 2019 from $1.9 billion during the three months ended December 31, 2018. The average cost of borrowing decreased to 5.4% for the three months ended December 31, 2019 compared to 5.6% for the three months ended December 31, 2018.

Loss on Extinguishment of Debt
During the three months ended December 31, 2019, we recorded a loss on extinguishment of debt of $2.2 million to write off the debt costs related to our 5.375% 2013 Senior Notes, which we redeemed during the quarter.

Income Taxes
The provision for income taxes during the three months ended December 31, 2019 was $12.5 million versus $12.8 million during the three months ended December 31, 2018.  The effective tax rate during the three months ended December 31, 2019 was 24.7% versus 25.2% during the three months ended December 31, 2018. The decrease in the effective tax rate for the three months ended December 31, 2019 was primarily due to shifts in the mix of taxable income in our various tax jurisdictions, partly offset by the impact of discrete items.

Results of Operations

Nine Months Ended December 31, 2019 compared to the Nine Months Ended December 31, 2018

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2019 and 2018.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2019	%	2018	%	Amount	%
North American OTC Healthcare
Analgesics	$85,696	12.0	$86,221	11.7	$(525)	(0.6)
Cough & Cold	63,067	8.9	63,843	8.7	(776)	(1.2)
Women's Health	177,832	25.2	186,037	25.3	(8,205)	(4.4)
Gastrointestinal	96,431	13.5	94,065	12.8	2,366	2.5
Eye & Ear Care	73,134	10.3	73,669	10.0	(535)	(0.7)
Dermatologicals	77,063	10.8	71,968	9.8	5,095	7.1
Oral Care	62,493	8.8	67,516	9.2	(5,023)	(7.4)
Other OTC	3,838	0.5	4,182	0.6	(344)	(8.2)
Total North American OTC Healthcare	639,554	90.0	647,501	88.1	(7,947)	(1.2)

International OTC Healthcare
Analgesics	648	0.1	418	0.1	230	55.0
Cough & Cold	15,938	2.2	15,489	2.1	449	2.9
Women's Health	8,867	1.2	8,833	1.2	34	0.4
Gastrointestinal	28,110	3.9	24,261	3.3	3,849	15.9
Eye & Ear Care	9,355	1.3	8,778	1.2	577	6.6
Dermatologicals	1,864	0.3	1,607	0.2	257	16.0
Oral Care	7,435	1.0	8,050	1.1	(615)	(7.6)
Other OTC	4	—	3	—	1	33.3
Total International OTC Healthcare	72,221	10.0	67,439	9.2	4,782	7.1

Total OTC Healthcare	711,775	100.0	714,940	97.3	(3,165)	(0.4)
Household Cleaning	—	—	19,811	2.7	(19,811)	(100.0)
Total Consolidated	$711,775	100.0	$734,751	100.0	$(22,976)	(3.1)

Total segment revenues for the nine months ended December 31, 2019 were $711.8 million, a decrease of $23.0 million, or 3.1%, versus the nine months ended December 31, 2018. The $23.0 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $7.9 million, or 1.2%, during the nine months ended December 31, 2019 versus the nine months ended December 31, 2018.  The decrease was primarily attributable to inventory reductions at certain key retailers, partly offset by increased consumption.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $4.8 million, or 7.1%, during the nine months ended December 31, 2019 versus the nine months ended December 31, 2018. The $4.8 million increase was primarily attributable to increased consumption and geographic expansion, partially offset by the impact of unfavorable foreign currency exchange rates.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related revenues in the nine months ended December 31, 2019.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2019	%	2018	%	Amount	%
North American OTC Healthcare	$363,875	56.9	$374,747	57.9	$(10,872)	(2.9)
International OTC Healthcare	44,438	61.5	39,360	58.4	5,078	12.9
Household Cleaning	—	—	3,223	16.3	(3,223)	(100.0)
	$408,313	57.4	$417,330	56.8	$(9,017)	(2.2)

Gross profit for the nine months ended December 31, 2019 decreased $9.0 million, or 2.2%, when compared with the nine months ended December 31, 2018.  The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment. As a percentage of total revenues, gross profit increased to 57.4% during the nine months ended December 31, 2019, from 56.8% during the nine months ended December 31, 2018. The increase in gross profit as a percentage of revenues was primarily a result of the divestiture of our Household Cleaning segment, which had lower gross margins, partially offset by certain costs associated with a change in warehouse locations.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $10.9 million, or 2.9%, during the nine months ended December 31, 2019 versus the nine months ended December 31, 2018. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 56.9% during the nine months ended December 31, 2019 from 57.9% during the nine months ended December 31, 2018, primarily due to certain costs associated with a change in warehouse locations.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $5.1 million, or 12.9%, during the nine months ended December 31, 2019 versus the nine months ended December 31, 2018. As a percentage of International OTC Healthcare revenues, gross profit increased to 61.5% during the nine months ended December 31, 2019 from 58.4% during the nine months ended December 31, 2018, primarily due to product mix.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related gross profit in the nine months ended December 31, 2019.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2019	%	2018	%	Amount	%
North American OTC Healthcare	$269,241	42.1	$277,848	42.9	$(8,607)	(3.1)
International OTC Healthcare	32,045	44.4	28,032	41.6	4,013	14.3
Household Cleaning	—	—	2,793	14.1	(2,793)	(100.0)
	$301,286	42.3	$308,673	42.0	$(7,387)	(2.4)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $8.6 million, or 3.1%, during the nine months ended December 31, 2019 versus the nine months ended December 31, 2018. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.1% during the nine months ended December 31, 2019 from 42.9% during the nine months ended December 31, 2018. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in the North American OTC Healthcare segment in gross profit noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $4.0 million, or 14.3%, during the nine months ended December 31, 2019 versus the nine months ended December 31, 2018. As a percentage of International OTC Healthcare revenues, contribution margin increased to 44.4% during the nine months ended December 31, 2019 from 41.6% during the nine months ended December 31, 2018. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.
Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there was no related contribution margin in the nine months ended December 31, 2019.

General and Administrative
General and administrative expenses were $65.5 million for the nine months ended December 31, 2019 versus $68.5 million for the nine months ended December 31, 2018. The decrease in general and administrative expenses was primarily due to divestiture costs in the prior period associated with the sale of the Household Cleaning segment, partly offset by higher professional fees in the current period.

Depreciation and Amortization
Depreciation and amortization expenses were $18.5 million for the nine months ended December 31, 2019 and $20.5 million for the nine months ended December 31, 2018. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment on July 2, 2018, as well as lower amortization expense resulting from prior year intangible asset impairments, which were recorded in the fourth quarter of fiscal 2019.

Interest Expense
Interest expense was $74.1 million during the nine months ended December 31, 2019, versus $79.5 million during the nine months ended December 31, 2018. The average indebtedness decreased to $1.8 billion during the nine months ended December 31, 2019 from $2.0 billion during the nine months ended December 31, 2018. The average cost of borrowing remained constant at 5.4% for the nine months ended December 31, 2019 and 2018.

Loss on Extinguishment of Debt
During the nine months ended December 31, 2019, we recorded a loss on extinguishment of debt of $2.2 million to write off the debt costs related to our 5.375% 2013 Senior Notes, which we redeemed in December 2019.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2019 was $35.4 million versus $37.5 million during the nine months ended December 31, 2018.  The effective tax rate during the nine months ended December 31, 2019 was 25.2% versus 26.6% during the nine months ended December 31, 2018. The decrease in the effective tax rate for the nine months ended December 31, 2019 was primarily due to a discrete item arising from the sale of our Household Cleaning segment in July 2018.

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

As of December 31, 2019, we had cash and cash equivalents of $28.6 million, an increase of $1.1 million from March 31, 2019. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2019	2018	$ Change
Cash provided by (used in):
Operating Activities	$160,998	$138,437	$22,561
Investing Activities	(8,305)	58,773	(67,078)
Financing Activities	(151,988)	(204,328)	52,340
Effects of exchange rate changes on cash and cash equivalents	356	(758)	1,114
Net change in cash and cash equivalents	$1,061	$(7,876)	$8,937

Operating Activities
Net cash provided by operating activities was $161.0 million for the nine months ended December 31, 2019, compared to $138.4 million for the nine months ended December 31, 2018. The $22.6 million increase was due to an increase in net income after non-cash items and decreased working capital.

Investing Activities
Net cash used in investing activities was $8.3 million for the nine months ended December 31, 2019, compared to net cash provided by investing activities of $58.8 million for the nine months ended December 31, 2018. The change was primarily due to proceeds of $65.9 million from the divestiture of our Household Cleaning segment in the prior period.

Financing Activities
Net cash used in financing activities was $152.0 million for the nine months ended December 31, 2019, compared to $204.3 million for the nine months ended December 31, 2018.  The decrease was primarily due to decreased repayments of debt of $59.0 million in 2020 compared to 2019. We paid down more debt in 2019 due to the proceeds received from the divestiture of our Household Cleaning segment. This decrease was partly offset by the payment of debt costs of $5.8 million in the current period.

Capital Resources

New Debt Issuance and Redemption:
On December 2, 2019, we issued $400.0 million aggregate principal amount of 5.125% senior notes ("2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto (including the Company) and the U.S. Bank National Association, as a trustee. The notes mature on January 15, 2028. We used the net proceeds from these notes, together with cash on hand, to redeem all $400.0 million of our outstanding 5.375% 2013 Senior Notes, which were due in 2021, and to pay related fees and expenses. In conjunction with the redemption of our 5.375% 2013 Senior Notes, we wrote off related debt costs of $2.2 million.
2012 ABL Revolver:
On December 11, 2019, the Company and Prestige Brands, Inc. entered into Amendment No. 7 ("ABL Amendment No. 7") to our asset-based revolving credit facility (the "2012 ABL Revolver"). ABL Amendment No. 7 provides for (i) an extension of the maturity date of the revolving credit facility to five years from the effective date of amendment, (ii) increased flexibility under the credit agreement, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the revolving credit facility that is 1.00% with respect to LIBOR borrowings and 0.00%

with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter) and (iv) a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder of 0.25% per annum.

As of December 31, 2019, we had an aggregate of $1.7 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024; and
•$717.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024.

As of December 31, 2019, we had no balance outstanding on 2012 ABL Revolver and a borrowing capacity of $153.3 million.

During the years ended March 31, 2019 and 2018, we made voluntary principal payments against outstanding indebtedness of $200.0 million and $444.0 million, respectively, under the 2012 Term Loan. During the nine months ended December 31, 2019, we made voluntary principal payments against outstanding indebtedness of $21.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of December 31, 2019, was $717.0 million. Since we have made optional payments in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2020 (remaining three months ending March 31, 2020)	$—
2021	—
2022	—
2023	—
2024	1,317,000
Thereafter	400,000
$1,717,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended December 31, 2019 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2019 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2019 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2019, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes.

Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the remainder of 2020.

As we deem appropriate, we may from time to time utilize derivative financial instruments to mitigate the impact of changing interest rates associated with our long-term debt obligations or other derivative financial instruments.  While we have utilized derivative financial instruments in the past, we did not have any significant derivative financial instruments outstanding at either December 31, 2019 or March 31, 2019 or during any of the periods presented. We have not entered into derivative financial instruments for trading purposes; all of our derivatives have been over-the-counter instruments with liquid markets. In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2019, except as described in Note 6 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” "intend," "strategy," "goal," "future," "seek," "may," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•The high level of competition in our industry and markets;
•Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and promotional support, and other new sales and marketing strategies;
•Our dependence on a limited number of customers for a large portion of our sales;
•Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing;
•Our inability to invest successfully in research and development to develop new products;
•Changes in inventory management practices by retailers;
•Our inability to grow our international sales;
•General economic conditions and incidence levels affecting sales of our products and their respective markets;
•Economic factors, such as increases in interest rates and currency exchange rate fluctuations;
•Business, regulatory and other conditions affecting retailers;
•Changing consumer trends, additional store brand or branded competition or other pricing pressures which may cause us to lower our prices;
•Our dependence on third party manufacturers to produce many of the products we sell;
•Our dependence on third party logistics providers to distribute our products to customers;
•Price increases for raw materials, labor, energy and transportation costs, and for other input costs;
•Disruptions in our distribution center or manufacturing facility;
•Acquisitions, dispositions or other strategic transactions diverting managerial resources, the incurrence of additional liabilities, or problems associated with integration of those businesses and facilities;
•Actions of government agencies in connection with our products, advertising or regulatory matters governing our industry;
•Product liability claims, product recalls and related negative publicity;
•Our inability to protect our intellectual property rights;
•Our dependence on third parties for intellectual property relating to some of the products we sell;
•Our inability to protect our internal information technology systems;
•Our dependence on third party information technology service providers and their ability to protect against security threats and disruptions;
•Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results and/or changes in the discount rate used to value our brands;
•Our dependence on key personnel;
•Shortages of supply of sourced goods or interruptions in the distribution or manufacturing of our products;
•The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;
•Our level of indebtedness and possible inability to service our debt;
•Our inability to obtain additional financing;
•The restrictions imposed by our financing agreements on our operations; and
•Changes in federal and state tax laws.

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt instruments.  Interest rate changes generally do not significantly affect the market value of the 2012 Term Loan and the 2012 ABL Revolver but do affect the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2019, we had variable rate debt of approximately $717.0 million.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2019 of approximately $1.9 million and $5.9 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2019, approximately 12.7% and 11.6%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2018, approximately 12.0% and 11.0%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2019 and 2018. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.4 million for the three months ended December 31, 2019 and approximately $4.0 million for the nine months ended December 31, 2019. It represented a less than 5% impact on pre-tax income of approximately $1.6 million for the three months ended December 31, 2018 and approximately $3.8 million for the nine months ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2019.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	—	$—	—	$—
November 1 to November 30, 2019	2,481	$37.95	—	$—
December 1 to December 31, 2019	—	$—	—	$—
Total	2,481		—
(a) These repurchases were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).*

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc., as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019).*

4.1
Indenture, dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019).*

10.1
Amendment No. 7 to the ABL Credit Facility, dated as of December 11, 2019, among Prestige Consumer Healthcare Inc., Prestige Brands, Inc., the other guarantors from time to time party thereto, each lender from time to time party thereto and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 6, 2020	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)