Form 10-K
period 2020-03-31
Prestige Consumer Healthcare Inc.
filed 2020-05-08
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2019 was $1,737.7 million.
As of May 1, 2020, the registrant had 50,085,494 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	90
Item 9A.	Controls and Procedures	90
Item 9B.	Other Information	90

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	91
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
Item 13.	Certain Relationships and Related Transactions, and Director Independence	91
Item 14.	Principal Accounting Fees and Services	91

Part IV
Item 15.	Exhibits, Financial Statement Schedules	92
Item 16.	Form 10-K Summary	92

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•The impact of the COVID-19 pandemic or other disease outbreaks on global economic conditions, consumer demand, retailer product availability, and business operations including manufacturing, supply chain and distribution;
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
•The restrictions imposed by our financing agreements on our operations; and
•Changes in federal, state and other geographic tax laws.

For more information, see “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2020”) refers to our fiscal year ended March 31 of that year.

We formed as a Delaware corporation in 1996 and are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter (“OTC”) healthcare products to mass merchandisers, drug, food, dollar, convenience, club and e-commerce stores in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.  Our ultimate success is dependent on several factors, including our ability to:

•Develop and execute effective sales, advertising and marketing programs to maintain or grow our share versus competitors over time;

•Establish and maintain our manufacturing, third party manufacturing and distribution to fulfill customer demands;

•Develop innovative new products;

•Continue to grow our presence in the United States and international markets through acquisitions and organic growth, and;

•Allocate capital effectively.

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We pursue this growth following an acquisition through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions. Our recent acquisition and divestitures are as follows:

•On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory, for approximately $65.9 million. These brands represented our Household Cleaning segment.

•On January 26, 2017, the Company completed the acquisition of C.B. Fleet Company, Inc. ("Fleet") for $823.7 million. As a result of the transaction, we acquired women's health, gastrointestinal and dermatological care OTC brands, including Summer’s Eve, Fleet, and Boudreaux's Butt Paste, as well as a “mix and fill” manufacturing facility in Lynchburg, Virginia.

We conduct our operations in two reportable segments: North American OTC Healthcare and International OTC Healthcare. Our business, business model, competitive strengths and growth strategy face various risks that are described in "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

The following summarizes the percent of our net revenues by segment:

	March 31,
(In thousands)	2020	2019	2018
Segment:
North American OTC Healthcare	89.2%	88.4%	83.5%
International OTC Healthcare	10.8	9.6	8.8
Household Cleaning	—	2.0	7.7
Total	100.0%	100.0%	100.0%

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Major Brands and Market Position

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 80.5%, 78.6%, and 79.1% of our total revenues for 2020, 2019, and 2018, respectively.

Major Brands	Product Group	Market Position (1)	Market Segment (2)	Brand Information
North American OTC Healthcare: (3)
BC®/Goody's	Analgesics	#1	Analgesic Powders	Developed over 80 years ago, BC and Goody’s provide fast pain relief at the speed of powder
Boudreaux's Butt Paste	Dermatologicals	#4	Baby Ointments	Products include various diaper rash ointments produced without unwanted ingredients
Chloraseptic	Cough & Cold	#1	Sore Throat Liquids/Lozenges	Products include sprays and lozenges to relieve sore throats and mouth pain
Clear Eyes	Eye & Ear Care	#1	Eye Allergy/Redness Relief	Effective eye care that helps eliminate redness and provides soothing comfort
Compound W	Dermatologicals	#1	Wart Removal	Wart removal products that were introduced more than 50 years ago
Debrox	Eye & Ear Care	#1	Ear Wax Removal	Provides a safe, gentle method of removing earwax buildup at home
DenTek	Oral Care	#3	PEG Oral Care	Products include floss picks, interdental brushes, dental guards, dental repair and wax, floss threaders, dental picks and tongue cleaners
Dramamine	Gastrointestinal	#1	Motion Sickness Relief	Includes non-drowsy formula, Dramamine-N for nausea, a kids' formula and original formula
Fleet	Gastrointestinal	#1	Adult Enemas/Suppositories	First sold in 1869, products include enemas and suppositories
Gaviscon	Gastrointestinal	#1	Upset Stomach Remedies	Creates a foam barrier to keep stomach acid from backing up into the esophagus
Luden's	Cough & Cold	#3	Cough Drops	Brand is over 130 years old and includes a variety of flavors
Monistat	Women's Health	#1	Vaginal Anti-Fungal	Provides fast treatment for yeast infections and is available in several different doses
Nix	Dermatologicals	#1	Lice/Parasite Treatments	Safe for use on children as young as 2 years old
Summer's Eve	Women's Health	#1	Feminine Hygiene	Offers a variety of feminine hygiene products including washes, cloths, sprays and powders
International OTC Healthcare:
Fess	Cough & Cold	#1	Nasal Saline Sprays and Washes	Helps relieve nasal and sinus congestion due to allergy, hay fever, colds and flu
Hydralyte	Gastrointestinal	#1	Oral Rehydration	Relieves symptoms of dehydration and helps replace water and electrolytes lost due to vomiting, diarrhea, heavy sweating, vigorous exercise and occasional hangovers
(1)We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), for the 52-week period ended March 22, 2020. International information was derived from several sources.
(2)“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.
(3)All brands in the North American OTC Healthcare segment are also sold in the International OTC Healthcare segment.

Our products are sold through multiple channels, including mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels, which reduces our exposure to any single distribution channel.

Market Position
During 2020, approximately 69.4% of our total revenues were from major brands with a number one market position, compared with approximately 65.8% and 68.1% of total revenues during 2019 and 2018, respectively.  In 2020, these brands included BC/Goody's, Chloraseptic, Clear Eyes, Compound W, Debrox, Dramamine, Fess, Fleet, Gaviscon, Hydralyte, Monistat, Nix, and Summer's Eve.

Competitive Strengths and Growth Strategy

We believe that our product portfolio is positioned for long term growth based on the following factors:

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market a diverse portfolio of well-recognized consumer brands, some of which were established over 100 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category. We provide significant marketing support to our portfolio, which is designed to enhance our sales growth and our long-term profitability across our major and other significant brands, sometimes referred to as core brands.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products. One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  As an example of this philosophy, in 2020 we launched a number of new products, including, but not limited to, Summer's Eve Active, Summer's Eve Blissful Escape Spray, Goody's Hangover, DenTek Cross Flosser, and BC Max. In 2019, we launched Summer's Eve Fresh Cycle, Clear Eyes Advanced Dry & Itchy, DenTek Ultimate Guard, and Compound W Nitrofreeze. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

Investments in Advertising and Promotion
We invest in advertising and promotion to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer oriented initiatives that target consumers via mass media, digital marketing, in-store programming and coupons.  While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.  Advertising and promotional spend on our top five selling brands was approximately 17.9% of the total revenues associated with these brands in 2020.

Increasing Distribution Across Multiple Channels
Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we continue to focus on expanding our reliance on direct sales while reducing our reliance on brokers for our non-top 25 customers.

Growing Our International Business
International sales beyond the borders of North America represented 10.8%, 9.6% and 8.8% of total revenues in 2020, 2019, and 2018, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues as a proportion of our total revenues will continue to grow over the long-term.

A number of our brands in addition to Fess and Hydralyte, have previously been sold internationally, and we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion into other international markets.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we primarily outsource the operating elements of these functions to well-established third party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure with low overhead, limited working capital requirements, and minimal investment in capital expenditures.

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

Marketing and Sales

Our marketing strategy is based on the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential and to grow categories with existing brands where we have leading market positions.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and promotional programs.  After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation.  This brand building process involves the evaluation of the existing brand name, the development and introduction of innovative new products, and the execution of support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands with the most impactful, consumer-relevant initiatives that we believe have the greatest opportunities for growth and financial success.  Brand priorities will vary from year-to-year.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 25 domestic customers.  We also contract with third party sales management enterprises that interface directly with many of our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience and club stores, and e-commerce channels.  The following table sets forth the percentage of gross sales for our domestic customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2020	2019	2018
Mass	36.5	37.4	37.2
Drug	25.6	26.4	24.6
Food	15.4	15.5	15.8
Dollar	6.6	6.8	9.0
Convenience	3.9	4.0	3.2
Club	1.4	1.6	1.6
Other (2)	10.6	8.3	8.6
(1)Includes estimates for some of our wholesale customers that service more than one distribution channel.
(2)Includes e-commerce retailers such as Amazon.

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

During 2020, 2019, and 2018, Walmart accounted for approximately 23.1%, 23.7%, and 23.8%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large portion of our sales.

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third party manufacturers fulfill most of our manufacturing needs.  We have found that contract manufacturing often maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance, and (v) competitive pricing. We ask each of our suppliers to comply with our Supplier Code of Conduct, which sets forth the basic and minimal expectations that all Suppliers must meet in order to do business with us. We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services from product development through the manufacturing of finished goods.  This management approach results in minimal capital expenditures and maximizes our cash flow, which allows us to reinvest to support our marketing initiatives, fund brand acquisitions or repay outstanding indebtedness.

At March 31, 2020, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 14 manufacturers that produced items that accounted for approximately 62.3% of our gross sales for 2020, compared to 33 manufacturers with long-term contracts that accounted for approximately 65.6% of our gross sales in 2019.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

We rely on contract manufacturing organizations mostly based out of the United States and Canada for the supply of our goods. Supply and manufacturing agreements govern our commercial relationships with certain of these third party manufacturers. These agreements explicitly outline the manufacturers’ obligations and product specifications with respect to the brand or brands being produced, including allocation of product liability risk. However, the purchase price of products is subject to change pursuant to the terms of these agreements due to fluctuations in input costs such as raw material, packaging components and labor costs.

Some of our other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments. To the extent we rely on purchase orders, rather than supply and manufacturing agreements, to govern our commercial relationships with suppliers, we typically rely on implied warranties with respect to the products manufactured, and we do not have specifically negotiated allocation of risk with these third party manufacturers.

We operate a "mix and fill" manufacturing facility in Lynchburg, Virginia, which manufactures products accounting for approximately 15% of our gross sales.

We believe that most of the raw materials and packaging components used to produce our products at our manufacturing facility in Virginia and at our third party manufacturing facilities are readily available through multiple sources.

Warehousing and Distribution

We manage product distribution in the continental United States through one facility, which is owned and operated by GEODIS Logistics LLC ("GEODIS"), a third party provider. We entered into an agreement with GEODIS in May 2019 and transitioned to this facility from our previous provider during fiscal 2020. Our U.S. warehouse provider provides warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) carrier claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) freight payment services.

Competition

The business of selling brand name consumer products in the OTC Healthcare category is highly competitive.  This market includes numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  In addition, like most companies that market products in this category, we are experiencing increased competition from “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict the extent to which consumers will purchase “private label” products as an alternative to branded products, although we expect that this may increase during an economic downturn.

Our principal competitors include Johnson & Johnson, The Procter & Gamble Company, Reckitt Benckiser, Mondelez International, GlaxoSmithKline, Sunstar America, Inc., Combe, Bayer and Sanofi.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, value to customers, price, and product availability at the retail and e-commerce level.  Advertising, promotion, merchandising and packaging, the timing of new product introductions, and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store and online positioning, wall display space and inventory levels for retail sale.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, marketed, distributed and sold.  Our Regulatory team is guided by a senior member of management and staffed by individuals with appropriate legal and regulatory experience.  Our Regulatory and Operations teams work closely with our third party manufacturers and our own manufacturing operation on quality-related matters, while we monitor our third party manufacturers' compliance with FDA and foreign regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of high quality and in compliance with known regulatory requirements.  If the FDA or a foreign governmental authority chooses to audit a particular third party manufacturing facility, we require the third party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant products. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales.

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

Certain of our U.S. OTC drug products are New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) products and are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through a system that may involve pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

Certain of our products are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act ("FDC Act") and the Fair Packaging and Labeling Act. FDA does not require pre-market clearance for cosmetics but seeks to insure the products are not adulterated or misbranded.

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

Our international business is also subject to product regulations by local regulatory authorities in the various regions where these businesses operate, including regulations regarding manufacturing, labeling, marketing, distribution, sale and storage.

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

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most significant registered trademarks we own in the United States and/or Canada:  BC, Beano, Boudreaux's Butt Paste, Chloraseptic, Clear Eyes, Compound W, Debrox, DenTek, Dramamine, Fleet, Gaviscon, Goody's, Little Remedies, Luden's, Monistat, Nix, and Summer's Eve.

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

Seasonality
The first quarter of our fiscal year generally is the least profitable quarter due to the increased advertising and promotional spending to support those brands with a summer selling season, such as Clear Eyes products and Compound W, and generally the lowest level of sales attributable to multiple factors.  The effectiveness of advertising and promotional campaigns in the third quarter influences sales of our cough/cold products, such as Chloraseptic, Little Remedies, and Luden's, during the fourth quarter cough and cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

Employees
We employed approximately 520 full time and no part time individuals at March 31, 2020. Of our approximately 520 employees, approximately 360 are non-production employees.  None of our employees are a party to a collective bargaining agreement.  Management believes that our relations with our employees are good.

Backlog Orders
We define backlog as orders with requested delivery dates requiring shipment prior to March 31st that were not shipped as of March 31st. We had $6.4 million backlog orders as of March 31, 2020 and no significant backlog orders as of March 31, 2019. The backlog orders at March 31, 2020 were a result of the increase in customer orders due to the impacts of COVID-19 and related pantry loading.

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. If the outbreak continues to spread or if we enter a period of recession or depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to the United States shelter-in-place restrictions, followed by a significant decrease in consumer consumption in the weeks that followed. It has been reported to us that there has been an increase in absenteeism at our distribution center and some of our suppliers, however, we have not experienced a material disruption to our overall supply chain. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

ITEM 1A. RISK FACTORS

The current pandemic from the outbreak of a novel strain of coronavirus, or COVID-19, could have an adverse impact on our results of operations and financial condition, and the continuation of this pandemic, further outbreaks of COVID-19, or any future outbreak of other highly infectious diseases or public health emergencies could have a similar impact.

The COVID-19 pandemic has created, and will likely continue to create, significant volatility in the global economy and result in materially reduced economic activity, and it is possible that it could cause a global recession. Numerous government orders and restrictions implemented to reduce the spread of COVID-19 have required many businesses to temporarily close or limit operations and have mandated that individuals substantially restrict daily activities, which has adversely affected workforces, customers, and consumer sentiment, decreased consumer spending and increased unemployment.

Our operations are impacted by consumer spending levels, the availability of our products at retail stores or for online purchase, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Although the COVID-19 pandemic has not yet materially adversely impacted any of our business segments or our operations, we could experience a material adverse impact in future quarters if conditions persist. In particular, we could experience adverse impacts from COVID-19 in a number of ways, including, but not limited to, the following:

•supply chain delays or stoppages due to closed supplier facilities or distribution center, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•shutdown of our manufacturing facility due to illness or government order;
•reduced consumer demand for our products as a result of the economic downturn or restrictions on in-person purchases;
•change in demand for or availability of our products as a result of retailers or distributors modifying their restocking, fulfillment, or shipping practices;
•decrease in our ability to develop innovative products due to reprioritization of suppliers and/or retailers;
•increase in working capital needs and/or an increase in trade accounts receivable write-offs as a result of increased financial pressures on our suppliers or customers;
•impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets from sustained changes in consumer purchasing behaviors, government restrictions, or financial results;
•increase in raw material and other input costs resulting from market volatility; and
•fluctuation in foreign currency exchange rates or interest rates resulting from market uncertainties.

At the same time, we experienced increased demand at the end of March 2020 for certain products that appear to treat, alleviate or prevent symptoms of COVID-19. Any further increased demand for these products could cause a strain on our supply chain at our retail customers. In addition, this increased demand may not be replicated in future quarters, and the initial increased demand we experienced for certain products was followed by a significant decrease in consumer consumption.

Operationally, although we have initiated a work remotely protocol and restricted business travel of our workforce, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, the impact of the pandemic on our business could be exacerbated. It has been reported to us that there has been an increase in absenteeism at our distribution center and some of our suppliers, however, we have not experienced a material disruption to our overall supply chain. Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment.

While the COVID-19 pandemic has not yet negatively impacted our results of operations, the extent to which it, and the related global economic downturn, could affect our business, results of operations and financial condition in future quarters will depend on developments that are highly uncertain and cannot be predicted, including the severity and duration of the outbreak and any recovery period, future actions taken by governmental authorities and other third parties in response to the pandemic, and the impact on our customers, employees and suppliers, distributors and other service providers. In addition, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or permanent discontinuation of operations. Accordingly, the ultimate impact on our financial condition and results of operations cannot be determined at this time. Nonetheless, we anticipate that it could adversely affect our results of operations and financial condition, including by negatively impacting the demand for our products, restricting our operations and sales, marketing and distribution efforts, disrupting supply chain and manufacturing processes and other important business activities. Moreover, the effects of the

COVID-19 pandemic will exacerbate the other risks described in this “Risk Factors” section of this Annual Report on Form 10-K.

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

Certain of our product lines that account for a large percentage of our sales have a smaller market share relative to our competitors.  In some cases, we may have a number one market position but still have a relatively small share of the overall market. Alternatively, we may hold a number two market position but have a substantially smaller share of the market versus the number one competitor.  See “Part I, Item 1. Business - Major Brands” of this Annual Report on Form 10-K for information regarding market share.

We compete for consumers’ attention based on a number of factors, including brand recognition, product quality, performance, value to consumers, price and product availability at the retail level.  Advertising, promotion, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. Our markets are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  New product innovations by our competitors, or our failure to develop new products, the failure of a new product launch by the Company, or the obsolescence of one or more of our products, could have a material adverse effect on our business, financial condition and results of operations. If our advertising, marketing and promotional programs are not effective, our sales may decline. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results of operations.

The structure and quality of our sales force, as well as sell-through of our products, affect in-store position, wall display space and inventory levels for retail sale.  If we are unable to maintain our current distribution network, product offerings for retail sale, inventory levels and in-store (and online) positioning of our products, our sales and operating results could be adversely affected.

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

During 2020, Walmart, which accounted for approximately 23.1% of our gross sales, was our only customer that accounted for more than 10% of our gross revenues.  We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales.  The loss of one or more of our top customers, or any significant decrease in sales to these customers based on changes in their strategies including a reduction in the number of brands they carry, the amount of shelf space or positioning they dedicate to store brand products, inventory management, or a significant decrease in our retail display space or online positioning or in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results of operations.

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

The manufacturers we use have historically and may continue to increase the cost of many of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  Increased costs could also have a material adverse effect on our financial condition and results of operations.

At March 31, 2020, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 14 manufacturers that produced items that accounted for approximately 62.3% of our gross sales for 2020, compared to 33 manufacturers with long-term contracts that produced approximately 65.6% of gross sales in 2019.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

Price increases for raw materials, labor, energy, transportation costs and other manufacturer, logistics provider or distributor demands could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins), packaging component prices, and labor, energy and fuel costs and other input costs could have a significant impact on our financial condition and results of operations if our raw material suppliers, third party manufacturers, logistics providers or distributors pass along those costs to us. If we are unable to increase the price for our products to our customers or continue to achieve cost savings in a rising cost environment, any such cost increases would likely reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price of our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

Disruption in our third party distribution center or our Virginia manufacturing facility may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

In 2020, we moved our product distribution in the United States to be managed by a third party through one primary distribution center in Clayton, Indiana, and with the acquisition of Fleet, we operate one manufacturing facility located in Lynchburg, Virginia, which manufactures products comprising approximately 15% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with a third party distribution manager or contagious disease outbreaks or other public health emergencies could also materially impact our product distribution. For example, we previously identified the integration of Fleet as one factor that could create significant disruption, and the COVID-19 pandemic or another outbreak could materially impair our distribution network if our distribution facilities were required to close or limit operations due to illness or government order.

Any disruption as a result of business integration, contagious disease outbreaks, or third party performance at our distribution center could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the Summer's Eve and Fleet products, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third party distribution managers or the manufacturing facility. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing could have an adverse impact on our growth and our business, financial condition and results of operations.

Achievement of our strategic objectives includes the acquisition, or potentially the disposition, of certain brands or product lines, and these acquisitions and dispositions may not be successful.

The majority of our historical growth has been driven by acquiring other brands and companies. At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings, and further diversify our category, customer and channel focus. Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisition candidates and to obtain any necessary financing. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms, or otherwise complete future acquisitions. These acquisition efforts could also divert the attention of our management and key personnel from our business operations. All acquisitions entail various risks such that after completing an acquisition, we may also experience:

•Difficulties in integrating any acquired companies, suppliers, personnel and products into our existing business;

•Difficulties in realizing the benefits of the acquired company or products, including expected returns, margins, synergies and profitability;

•Higher costs of integration than we anticipated;

•Exposure to unexpected liabilities of the acquired business;

•Difficulties in retaining key employees of the acquired business who are necessary to operate the business;

•Difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•Adverse customer or stockholder reaction to the acquisition.

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

During 2020, 2019, and 2018, approximately 10.8%, 9.6% and 8.8%, respectively, of our total revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third party manufacturers are located outside the United States. Risks of doing business internationally include, but are not limited to:

•Political instability or declining economic conditions in the countries or regions where we operate that adversely affect sales of our products;

•Currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

•Fluctuating foreign exchange rates that result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third party manufacturers;

•Compliance with laws and regulations concerning ethical business practices;

•Trade restrictions and exchange controls;

•Difficulties in staffing and managing international operations;

•Difficulty in protecting our intellectual property rights in these markets; and

•Increased costs of compliance with general business and tax regulations in these countries or regions.

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
In addition, the United Kingdom's (the “UK”) exit from the European Union (commonly referred to as “Brexit”), has caused and is likely to continue to cause volatility in exchange rates and on market conditions in the UK and the European Union, as well as global economic uncertainty and volatility. The effects of Brexit will depend on any agreements the UK ultimately makes to retain access to the European Union markets, but such agreements could disrupt trade and the free movement of goods, services and people between the UK and the European Union. Our operations in the UK represent less than 1% of our total revenues. The potential implications of Brexit, including following the transition or implementation period scheduled to end on December 31, 2020, could have an adverse impact on our business and results of operations.

Consumption trends for our products may not correlate to our results of operations.

We regularly review consumption levels for our core brands to provide an indication of the strength of our expected results of operations. Total company consumption is based on domestic IRI multi-outlet + C-Store retail sales for the relevant period, retail sales from other third parties for certain untracked e-commerce channels in North America for leading retailers, Australia consumption based on IMS data, and other international net revenues as a proxy for consumption. Our calculation of consumption levels may not accurately reflect actual retail consumption, given the limitations of the tracked data primarily with respect to Amazon, Costco and international sales. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space. For example, we have previously reported that consumption gains have been offset by inventory reductions at key retailers, and we expect that trend to continue. As a result, consumption trends may not accurately reflect trends in our results of operations.

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

If we or our third party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results of operations.  In addition, we could be required to:

•Suspend manufacturing operations;

•Modify product formulations or processes;

•Suspend the sale or require a recall of products with non-complying specifications; or

•Change product labeling, packaging, marketing, or advertising, recall non-compliant products, or take other corrective action.

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

Although we have supply and manufacturing agreements with certain of our third party manufacturers, which explicitly outline the allocation of product liability risk with respect to the products these manufacturers produce, some of our other products are manufactured on a purchase order basis. To the extent we rely on purchase orders to govern our commercial relationships with suppliers, we have not specifically negotiated the allocation of risk for product liability obligations. Instead, we typically rely on implied warranties from the suppliers with respect to these products. As a result, we may have difficulty enforcing these implied warranties, and we may bear all or a significant portion of any product liability obligations rather than transferring this risk to our third party manufacturers.

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

As our financial statements indicate, virtually all of our assets consist of goodwill and intangible assets, principally the trademarks, tradenames and patents that we have acquired.  On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. Upon any such evaluation, we may be required to record a significant charge in our financial statements, which would negatively impact our financial condition and results of operations. We recorded non-cash impairment charges in 2019 and 2018 for certain assets.  If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. Although we experienced revenue declines in certain brands in the past, we continue to believe that the fair value of our brands exceed their carrying values as adjusted. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior management.  These employees may voluntarily terminate their employment with us at any time.  We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel.  While we believe we have developed depth and experience among our key personnel, our business may be adversely affected if one or more of these key individuals were to leave or were to experience serious illness, become disabled, or pass away.  We do not maintain any key-man or similar insurance policies covering any of our senior management or key personnel.

Our indebtedness could adversely affect our financial condition, and the significant amount of cash we need to service our debt would not be available to reinvest in our business.

At March 31, 2020, our total indebtedness, including current maturities, was approximately $1.7 billion.

Our indebtedness could:

•Increase our vulnerability to general adverse economic and industry conditions;

•Limit our ability to engage in strategic acquisitions;

•Require us to dedicate a substantial portion of our cash flow from operations toward repayment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•Limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•Place us at a competitive disadvantage compared to our competitors that have less debt; and

•Limit, among other things, our ability to borrow additional funds on favorable terms or at all.

The terms of the indentures governing our 6.375% senior notes due March 1, 2024 (the "2016 Senior Notes") and our 5.125% senior unsecured notes due January 15, 2028 (the "2019 Senior Notes"), and the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

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

At March 31, 2020, we had $107.3 million of borrowing capacity available under the 2012 ABL Revolver to support our operating activities.

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

Our senior credit facility and the indentures governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry.  These restrictions limit our ability to, among other things:

•Borrow money or issue guarantees;

•Pay dividends, repurchase stock from, or make other restricted payments to, stockholders;

•Make investments or acquisitions;

•Use assets as security in other transactions;

•Sell assets or merge with or into other companies;

•Enter into transactions with affiliates;

•Sell stock in our subsidiaries; and

•Limits our subsidiaries' ability to pay dividends or make other payments to us.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes had both been accelerated, the aggregate amount immediately due and payable as of March 31, 2020 would have been approximately $1.7 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2020, the book value of our current assets was $365.7 million.  Although the book value of our total assets was $3,513.9 million, approximately $3,054.6 million was in the form of intangible assets, including goodwill of $575.2 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including, but not limited to (i) general stock market volatility, (ii) variations in our quarterly operating results, (iii) our leveraged financial position, (iv) potential sales of additional shares of our common stock, (v) perceptions associated with the identification of material weaknesses in internal control over financial reporting, (vi) general trends in the consumer products industry, (vii) changes by securities analysts in their estimates or investment ratings, (viii) the relative illiquidity of our common stock, (ix) voluntary withdrawal or recall of products, (x) news regarding litigation in which we are or become involved, (xi) potential changes in demand for common stock related to the Company's inclusion in the S&P MidCap 400 index, and (xii) general marketplace conditions brought on by economic recession.

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

Our annual and quarterly results of operations may fluctuate significantly because of numerous factors, including, but not limited to:

•The timing of when we make acquisitions, execute divestitures or introduce new products;

•Our inability to increase the sales of our existing products and expand their distribution;

•The timing of the introduction or return to the market of competitive products and the introduction of store brand products;

•Inventory management resulting from consolidation among our customers;

•Adverse regulatory or market events in the United States or in our international markets;

•Changes in consumer preferences, spending habits and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

•Seasonality of our products or demand for our products as a result of an outbreak of illness;

•Fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•The discontinuation and return of our products from retailers;

•Our ability to recruit, train and retain qualified employees, and the costs associated with those activities;

•Changes in advertising and promotional activities and expansion to new markets;

•Negative publicity relating to us and the products we sell;

•Litigation matters;

•Unanticipated increases in infrastructure costs;

•Impairment of goodwill or long-lived assets;

•Changes in interest rates; and

•Changes in accounting, tax, regulatory or other rules applicable to our business.

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

We have been, and likely will continue to be, subject to malware, computer viruses, computer hacking, acts of data theft, phishing, other cyber-attacks and employee error or malfeasance related to our information technology systems. We do not believe that any of these attacks or events have had a material adverse impact on our business, but future attacks could have a material adverse impact.

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

As we conduct our operations, we move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. We may not be able to comply with all of these evolving compliance and operational requirements and to do so may impose significant costs that are likely to increase over time.

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

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including:

•Changes in the income allocation methods for state taxes, and the determination of which states or countries have jurisdiction to tax our Company;

•An increase in non-deductible expenses for tax purposes, including certain stock-based compensation, executive compensation and impairment of goodwill;

•Transfer pricing adjustments;

•Tax assessments resulting from tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement takes place;

•Tax liabilities from acquired businesses;

•Changes in accounting principles; and
•Changes in tax laws or related interpretations, accounting standards, regulations, and interpretations in multiple tax jurisdictions in which we operate.

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

Our logistics provider, GEODIS, has leased a warehouse on our behalf located in Clayton, Indiana. This property serves as our primary warehouse. The lease expires on September 30, 2024.

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

Holders

As of May 4, 2020, there were 17 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

Common Stock
We have not in the past paid, and do not expect to pay, cash dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, to repurchase our common stock, or to pay down our outstanding indebtedness.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend, among other factors, on our results of operations, financial condition, capital requirements and contractual restrictions limiting our ability to declare and pay cash dividends, including restrictions under our 2012 Term Loan and the indentures governing our senior notes, and any other considerations our Board of Directors deems relevant.

Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	—	$—	—	$—
February 1 to February 29, 2020	—	$—	—	$—
March 1 to March 31, 2020	194,357	$34.71	194,357	$18,254,678
Total	194,357		194,357
(a) These repurchases were made pursuant to our share repurchase program which was announced on March 2, 2020 and permits the repurchase of up to $25.0 million of our common stock through March 2021.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2015, with the cumulative total stockholder return for the Standard & Poor's MidCap 400 Index, the Russell 2000 Index and our peer group index. The Company is included in each of the Standard & Poor's MidCap 400 Index and the Russell 2000 Index.  The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2015.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.

Comparison of Cumulative Total Return
Prestige Consumer Healthcare Inc.
Russell 2000 Index
S&P Midcap 400 Index
Peer Group
$160
$140
$120
$100
$80
$60
$40
$20
$0
2015
2016
2017
2018
2019
2020
ASSUMES $100 INVESTED ON MAR. 31, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2020

	March 31,
Company/Market/Peer Group	2015	2016	2017	2018	2019	2020
Prestige Consumer Healthcare Inc.	$100.00	$124.48	$129.54	$78.62	$69.74	$85.52
Russell 2000 Index	100.00	90.24	113.90	127.33	129.94	98.77
S&P MidCap 400 Index	100.00	96.40	116.57	129.36	132.72	102.84
Peer Group Index	100.00	87.35	91.43	87.92	90.87	76.58

The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded.  The peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Revlon, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Akorn, Inc., and (xiv) Amag Pharmaceuticals, Inc.

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

The following table furnishes selected consolidated financial data for the five years ended March 31, 2020. This selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended March 31,
	2020	2019	2018	2017	2016
Income Statement Data
Total revenues	$963,010	$975,777	$1,041,179	$882,060	$806,247
Cost of Sales
Cost of sales excluding depreciation	406,554	415,469	459,676	381,333	339,036
Cost of sales depreciation	4,233	4,732	4,998	441	—
Cost of sales (1)	410,787	420,201	464,674	381,774	339,036
Gross profit	552,223	555,576	576,505	500,286	467,211

Advertising and promotion (2)	147,194	143,090	147,286	128,359	110,802
General and administrative (3)	89,112	89,759	85,393	89,113	72,386
Depreciation and amortization	24,762	27,047	28,428	25,351	23,676
(Gain) loss on divestitures	—	(1,284)	—	51,820	—
Goodwill and tradename impairment	—	229,461	99,924	—	—
Interest expense, net (4)	96,224	105,082	105,879	93,343	85,160
Loss on extinguishment of debt	2,155	—	2,901	1,420	17,970
Other expense (income), net (5)	1,625	476	(392)	30	32
Income (loss) before income taxes	191,151	(38,055)	107,086	110,850	157,185
Provision (benefit) for income taxes	48,870	(2,255)	(232,484)	41,455	57,278
Net income (loss)	$142,281	$(35,800)	$339,570	$69,395	$99,907

Earnings (Loss) Per Share:
Basic	$2.81	$(0.69)	$6.40	$1.31	$1.89
Diluted	$2.78	$(0.69)	$6.34	$1.30	$1.88

Weighted average shares outstanding:
Basic	50,723	52,068	53,099	52,976	52,754
Diluted	51,140	52,068	53,526	53,362	53,143

Other comprehensive (loss) income	(18,414)	(6,432)	7,037	(2,827)	(113)
Comprehensive income (loss)	$123,867	$(42,232)	$346,607	$66,568	$99,794

	Year Ended March 31,
Other Financial Data	2020	2019	2018	2017	2016
Capital expenditures	$14,560	$10,480	$12,532	$2,977	$3,568
Cash provided by (used in):
Operating activities	217,124	189,284	210,110	148,672	176,310
Investing activities	(16,570)	55,432	(11,562)	(694,595)	(222,971)
Financing activities	(131,431)	(249,328)	(208,955)	560,957	52,076

	March 31,
Balance Sheet Data	2020	2019	2018	2017	2016
Cash and cash equivalents	$94,760	$27,530	$32,548	$41,855	$27,230
Total assets	3,513,905	3,441,036	3,760,612	3,911,348	2,948,791
Total long-term debt, including current maturities	1,745,000	1,813,000	2,013,000	2,222,000	1,652,500
Stockholders’ equity	1,170,971	1,095,831	1,178,610	822,549	744,336

(1)For 2020, 2019, 2018, 2017 and 2016, cost of sales included $9.2 million, $0.2 million, $3.7 million, $3.0 million and $1.4 million, respectively, of charges related to costs to transition to the new warehouse and duplicate costs incurred during the transition (for 2020 only), inventory step-up and other costs associated with acquisitions and divestiture.
(2)For 2018 and 2017, advertising and promotion expense included a credit of $0.2 million and a charge of $2.2 million, respectively, related to the integration of the Fleet acquisition.
(3)For 2019, 2018, 2017 and 2016, general and administrative expense included $4.3 million, $2.7 million, $16.0 million and $2.4 million, respectively, of costs related to acquisitions and divestiture. For 2018, general and administrative expense also includes a tax adjustment associated with acquisitions of $0.7 million. For 2016, an additional $1.4 million of costs associated with our Chief Executive Officer transition was included in general and administrative expense.
(4)For 2019, interest expense, net included $0.7 million of accelerated amortization of debt costs associated with a repayment of debt with proceeds from the divestiture of our Household Cleaning segment. For 2018, interest expense, net included $0.4 million of accelerated amortization of debt costs associated with funds received from the repatriation of foreign earnings used to pay down debt and $0.3 million of additional interest expense as a result of our term loan refinancing. For 2017, interest expense, net included $8.3 million of bank commitment fees related to the recently acquired Fleet business.
(5)For 2020, other expense (income), net included a $0.4 million loss on disposal of assets associated with the transition to our new warehouse.

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

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name OTC healthcare and, prior to the sale of our Household Cleaning segment on July 2, 2018, household cleaning products to mass merchandisers, drug, food, dollar, convenience and club stores, and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to create our competitive advantage.

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies and private equity firms. While certain of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  We pursue this growth through increased spending on advertising and promotional support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. If the outbreak continues to spread or if we enter a period of recession or depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to the United States shelter-in-place restrictions, followed by a significant decrease in consumer consumption in the weeks that followed. It has been reported to us that there has been an increase in absenteeism at our distribution center and some of our suppliers, however, we have not experienced a material disruption to our overall supply chain. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law in response to the COVID-19 pandemic. Certain provisions of the CARES Act impacted us and were reflected in our 2020 income tax provision computations. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased our allowable interest expense deduction and resulted in a lower taxable income for 2020. As a result of the CARES Act, it is anticipated that we will fully utilize the interest expense deduction on our 2020 tax return.

Acquisition and Divestiture
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

Pension Obligations and Expense
Certain employees of our Lynchburg manufacturing facility are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under The Employee Retirement Income Security Act of 1974 ("ERISA"). The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015.

Our discount rate assumption for our defined benefit plans changed to a range of 3.37% to 3.55% at March 31, 2020 from a range of 3.80% to 3.99% at March 31, 2019. While we do not currently anticipate a change in our fiscal 2021 assumptions, as a sensitivity measure, a 0.25% decline or increase in our qualified discount rate would increase or decrease our qualified pension expense by less than $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on our pension plan assets would increase or decrease our qualified pension expense by approximately $0.1 million.

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
The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans that exceed the amounts required by statute. During fiscal 2020, we made total contributions to our pension plans of $1.4 million. We expect to make a contribution of $1.0 million to our qualified defined benefit pension plan during fiscal 2021. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions.

Goodwill and Intangible Assets
Goodwill and intangible assets amounted to $3,054.6 million and $3,085.8 million at March 31, 2020 and 2019, respectively.  At March 31, 2020 and 2019, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$546,643	$28,536	$575,179

Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived	209,604	4,456	214,060
Intangible assets, net	2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

	March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$547,393	$31,190	$578,583

Intangible assets
Indefinite-lived	2,195,617	77,574	2,273,191
Finite-lived	228,743	5,276	234,019
Intangible assets, net	2,424,360	82,850	2,507,210
Total	$2,971,753	$114,040	$3,085,793

At March 31, 2020 the brands with the highest carrying value were Monistat, Summer's Eve, BC/Goody's, DenTek and Fleet, comprising 62.5% of our total intangible assets value.

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

•Brand History
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

•Market Position
Consumer products that rank number one or two in their respective market generally have greater name recognition and are known as quality product offerings, which warrant a higher valuation and longer life than products that lag in the marketplace.

•Recent and Projected Sales Growth
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

•History of and Potential for Product Extensions
Consideration is given to the product innovation that has occurred during the brand’s history and the potential for continued product innovation that will determine the brand’s future.  Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

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

We currently report goodwill and indefinite-lived intangible assets in two reportable segments: North American OTC Healthcare and International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018; see above under "Acquisition and Divestiture" for further information.  We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 29, 2020 (our annual impairment review date) and March 31, 2020, we had 15 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, technological advances and changes in advertising support for our trademarks and tradenames that could cause subsequent evaluations to utilize different assumptions.  The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances or changes in advertising and promotional expenses, we may be required to record additional impairment charges in the future. In addition, we considered our market capitalization at February 29, 2020, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. An impairment charge is then recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.

At February 29, 2020, in conjunction with the annual test for goodwill impairment, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

As a result of our analysis at February 29, 2020, all reporting units tested had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital and determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting unit’s implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting units’ implied fair value being less than their carrying value.

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

•Reviews period-to-period sales and profitability by brand;
•Analyzes industry trends and projects brand growth rates;
•Prepares annual sales forecasts;
•Evaluates advertising effectiveness;
•Analyzes gross margins;
•Reviews contractual benefits or limitations;
•Monitors competitors’ advertising spend and product innovation;
•Prepares projections to measure brand viability over the estimated useful life of the intangible asset; and
•Considers the regulatory environment, as well as industry litigation.

At February 29, 2020, in conjunction with the annual test for impairment of intangible assets, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50 basis point increase in the weighted average cost of capital used to value the indefinite-lived intangibles would not have resulted in any of our indefinite-lived intangible asset's fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each of our indefinite-lived intangibles would also not have resulted in any of our indefinite-lived intangible asset's fair value being less than their carrying value.

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

At February 29, 2020, in conjunction with the annual test for impairment of intangible assets, there were no indicators of impairment of our finite-lived intangible assets under the analysis and accordingly, no impairment charge was taken.

Stock-Based Compensation
The Compensation and Equity topic of the FASB ASC 718 requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award.  For most of our awards, compensation expense is to be recognized over the period during which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. We also grant performance stock units which are contingent on the attainment of certain goals of the Company.  Information utilized in the determination of fair value includes the following:

•Type of instrument (i.e., restricted shares, stock options, warrants or performance shares);
•Strike price of the instrument;
•Market price of our common stock on the date of grant;
•Discount rates;
•Duration of the instrument; and
•Volatility of our common stock in the public market.

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

Results of Operations

2020 compared to 2019

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2020 and 2019.

					Increase (Decrease)
(In thousands)	2020	%	2019	%	Amount	%
North American OTC Healthcare
Analgesics	$113,130	11.7	$113,563	11.6	$(433)	(0.4)
Cough & Cold	87,601	9.1	83,168	8.5	4,433	5.3
Women's Health	239,330	24.9	244,927	25.1	(5,597)	(2.3)
Gastrointestinal	130,088	13.5	125,416	12.9	4,672	3.7
Eye & Ear Care	100,245	10.4	101,128	10.4	(883)	(0.9)
Dermatologicals	100,591	10.4	95,801	9.8	4,790	5.0
Oral Care	83,323	8.7	92,964	9.5	(9,641)	(10.4)
Other OTC	5,060	0.5	5,479	0.6	(419)	(7.6)
Total North American OTC Healthcare	859,368	89.2	862,446	88.4	(3,078)	(0.4)

International OTC Healthcare
Analgesics	877	0.1	615	0.1	262	42.6
Cough & Cold	23,505	2.4	19,955	2.0	3,550	17.8
Women's Health	12,221	1.3	13,552	1.4	(1,331)	(9.8)
Gastrointestinal	42,820	4.5	35,046	3.6	7,774	22.2
Eye & Ear Care	11,911	1.2	11,709	1.2	202	1.7
Dermatologicals	2,421	0.3	2,171	0.2	250	11.5
Oral Care	9,882	1.0	10,468	1.1	(586)	(5.6)
Other OTC	5	—	4	—	1	25.0
Total International OTC Healthcare	103,642	10.8	93,520	9.6	10,122	10.8
Total OTC Healthcare	963,010	100.0	955,966	98.0	7,044	0.7
Household Cleaning	—	—	19,811	2.0	(19,811)	(100.0)
Total Consolidated	$963,010	100.0	$975,777	100.0	$(12,767)	(1.3)

Total segment revenues for 2020 were $963.0 million, a decrease of $12.8 million, or 1.3%, versus 2019. The $12.8 million decrease was primarily related to the sale of our Household Cleaning segment on July 2, 2018.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $3.1 million, or 0.4%, during 2020 versus 2019. The $3.1 million decrease was primarily attributable to inventory reductions at certain key retailers, partly offset by increased consumption in part due to the immediate reaction to the COVID-19 demand which we do not expect to continue indefinitely.

International OTC Healthcare Segment

Revenues for the International OTC Healthcare segment increased $10.1 million, or 10.8%, during 2020 versus 2019. The $10.1 million increase was primarily attributable to increased consumption and geographic expansion of product distribution, partly offset by the impact of unfavorable foreign currency exchange rates.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related revenues in the year ended March 31, 2020.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2020 and 2019.

(In thousands)					Increase (Decrease)
Gross Profit	2020	%	2019	%	Amount	%
North American OTC Healthcare	$487,235	56.7	$497,913	57.7	$(10,678)	(2.1)
International OTC Healthcare	64,988	62.7	54,440	58.2	10,548	19.4
Household Cleaning	—	—	3,223	16.3	(3,223)	(100.0)
	$552,223	57.3	$555,576	56.9	$(3,353)	(0.6)

Gross profit for 2020 decreased $3.4 million, or 0.6%, versus 2019. The decrease in gross profit was primarily due to decreases in gross profit within the North American OTC Healthcare segment and the sale of our Household Cleaning segment.   As a percentage of total revenues, gross profit increased to 57.3% in 2020 from 56.9% in 2019. The increase in gross profit as a percentage of revenues was primarily a result of the divestiture of our Household Cleaning segment, which had lower gross margins, and the increase in gross profit on our International OTC Healthcare segment, which has higher gross margins, partly offset by certain costs associated with a change in warehouse locations.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $10.7 million, or 2.1%, during 2020 versus 2019.  As a percentage of North American OTC Healthcare revenues, gross profit decreased to 56.7% during 2020 from 57.7% during 2019, primarily due to certain costs associated with a change in our warehouse locations.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $10.5 million, or 19.4%, during 2020 versus 2019. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.7% during 2020 from 58.2% during 2019, primarily due to product mix.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related gross profit in the year ended March 31, 2020.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and promotional expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2020 and 2019.

(In thousands)					Increase (Decrease)
Contribution Margin	2020	%	2019	%	Amount	%
North American OTC Healthcare	$359,263	41.8	$371,539	43.1	$(12,276)	(3.3)
International OTC Healthcare	45,766	44.2	38,154	40.8	7,612	20.0
Household Cleaning	—	—	2,793	14.1	(2,793)	(100.0)
	$405,029	42.1	$412,486	42.3	$(7,457)	(1.8)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $12.3 million, or 3.3%, during 2020 versus 2019. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment decreased to 41.8% during 2020 from 43.1% during 2019. The contribution margin decrease as a percentage of revenues was primarily due to the gross profit decrease in the North American OTC Healthcare segment discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $7.6 million, or 20.0%, during 2020 versus 2019. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment increased to 44.2% during 2020 from 40.8% during 2019. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase as a percentage of revenues in the International OTC Healthcare segment discussed above.

Household Cleaning Segment
Due to the sale of our Household Cleaning segment on July 2, 2018, there were no related contribution margin in the year ended March 31, 2020.

General and Administrative
General and administrative expenses were $89.1 million for 2020 versus $89.8 million for 2019. The decrease in general and administrative expenses was primarily due to divestiture costs in the prior period associated with the sale of the Household Cleaning segment, partly offset by higher professional fees in the current period.

Depreciation and Amortization
Depreciation and amortization expense was $24.8 million for 2020 versus $27.0 million for 2019. The decrease in depreciation and amortization expenses was primarily due to the sale of our Household Cleaning segment on July 2, 2018, as well as lower amortization expense resulting from prior year intangible asset impairments, which were recorded in the fourth quarter of fiscal 2019.

Goodwill and Tradename Impairment
As a result of our impairment analysis at February 28, 2019, we recorded total goodwill and intangible asset impairment charges in 2019 of $229.5 million. Goodwill impairment represented $33.5 million related to our North American Oral Care reporting unit. Intangible asset impairment represented $195.9 million and was comprised of $155.0 million of indefinite-lived intangible assets (Fleet, DenTek and Efferdent/Effergrip) and $41.0 million of various finite-lived intangible assets. The impairment charges were the result of our reassessment of the long-term sales projections based on our annual planning cycle, as well as an overall increase in the discount rate used to value the brands. The assets impaired are all part of our North American OTC Healthcare segment.

Interest Expense
Interest expense was $96.6 million during 2020 versus $105.3 million during 2019.  The average indebtedness decreased from $1.9 billion during 2019 to $1.8 billion during 2020. The average cost of borrowing remained constant at 5.4% for 2020 and 2019.

Loss on Extinguishment of Debt
During 2020, we recorded a loss on extinguishment of debt of $2.2 million to write off the debt costs related to our 5.375% 2013 Senior Notes, which we redeemed in December 2019.

Income Taxes
The provision/benefit for income taxes during 2020 was a provision of $48.9 million versus a benefit of $2.3 million in 2019.  The effective tax rate on income before income taxes was 25.6% during 2020 versus 5.9% during 2019. The increase in the effective tax rate for 2020 compared to 2019 was primarily due to impairment charges in 2019.

Results of Operations
2019 compared to 2018   For a discussion of fiscal 2019 compared to 2018, please refer to our 2019 Annual Report on Form 10-K Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on May 13, 2019.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchase, capital expenditures, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard.

	Year Ended March 31,			$ Change
(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by (used in):
Operating activities	$217,124	$189,284	$210,110	$27,840	$(20,826)
Investing activities	(16,570)	55,432	(11,562)	(72,002)	66,994
Financing activities	(131,431)	(249,328)	(208,955)	117,897	(40,373)
Effects of exchange rate changes on cash and cash equivalents	(1,893)	(406)	1,100	(1,487)	(1,506)
Net change in cash and cash equivalents	$67,230	$(5,018)	$(9,307)	$72,248	$4,289

2020 compared to 2019
Operating Activities
Net cash provided by operating activities was $217.1 million for 2020 compared to $189.3 million for 2019.  The $27.8 million increase in net cash provided by operating activities was primarily due to an increase in net income after non-cash items and decreased working capital.

Investing Activities
Net cash used in investing activities was $16.6 million for 2020 compared to net cash provided by investing activities of $55.4 million for 2019.  This change was primarily due to proceeds of $65.9 million from the divestiture of our Household Cleaning segment in the year ended March 31, 2019 and higher capital expenditures in 2020.

Financing Activities
Net cash used in financing activities was $131.4 million for 2020 compared to $249.3 million for 2019.  The decrease was primarily due to decreased repayments of debt of $77.0 million in 2020 compared to 2019 and increased borrowings of $55.0 million in 2020 on our revolving credit facility. We paid down more debt in 2019 due to the proceeds received from the divestiture of our Household Cleaning segment. This decrease in debt repayments was partly offset by the payment of debt costs of $6.6 million and the higher repurchase of our shares in conjunction with our share repurchase program of $6.7 million in 2020.

2019 compared to 2018
Operating Activities
Net cash provided by operating activities was $189.3 million for 2019 compared to $210.1 million for 2018.  The $20.8 million decrease in net cash provided by operating activities was primarily due to the reduction in net income following the sale of our Household Cleaning segment.

Investing Activities
Net cash provided by investing activities was $55.4 million for 2019 compared to a use of net cash in investing activities of $11.6 million for 2018.  This change was primarily due to proceeds from the divestiture of our Household Cleaning segment in the year ended March 31, 2019.

Financing Activities
Net cash used in financing activities was $249.3 million for 2019 compared to $209.0 million for 2018.  This change was primarily due to the repurchase of shares of our common stock in conjunction with our share repurchase program in the year ended March 31, 2019.

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Consumer Healthcare Inc. ("the Borrower") entered into a senior secured credit facility, which consists of (i) a $660.0 million 2012 Term Loan with an original 7-year maturity and (ii) a $50.0 million asset-based 2012 ABL Revolver with an original 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

Also on September 3, 2014, we entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bore interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver could be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.
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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provided for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date was extended to January 26, 2024. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.

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

On December 11, 2019, the Company and Prestige Brands, Inc. entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provides for (i) an extension of the maturity date of the revolving credit facility to December 11, 2024, which is five years from the effective date of the amendment, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter) and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

For the year ended March 31, 2020, the average interest rate on the 2012 Term Loan was 4.6%. For the year ended March 31, 2020, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 4.0%.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). These notes were redeemed on December 16, 2019 using the funds from the issuance of our 2019 Senior Notes described below.

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

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% senior notes (the "2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto (including the Company) and the U.S. Bank National Association, as a trustee. The 2019 Senior Notes mature on January 15, 2028. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 2013 Senior Notes, which were due in 2021, and to pay related fees and expenses. In conjunction with the redemption of our 2013 Senior Notes, we wrote off related debt costs of $2.2 million.

Redemptions and Restrictions:
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

The indentures governing the 2016 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes. At March 31, 2020, we were in compliance with the covenants under our long-term indebtedness.

As of March 31, 2020, we had an aggregate of $1.7 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes due 2028;
•$600.0 million of 6.375% 2016 Senior Notes due 2024;
•$690.0 million of borrowings under the Term B-5 Loans; and
•$55.0 million of borrowings under the 2012 ABL Revolver.

As of March 31, 2020, we had $107.3 million of borrowing capacity under the 2012 ABL Revolver.

Interest Rate Swaps

In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt.

Debt Covenants

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended March 31, 2020 (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended March 31, 2020 (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended March 31, 2020 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2020, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during 2021. During the years ended March 31, 2020 and 2019, we made voluntary principal payments against outstanding indebtedness of $48.0 million and $200.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate amount of $690.0 million. Since we have previously made a significant optional payment that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the fiscal year ending March 31, 2024.

Commitments

As of March 31, 2020, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,745.0	$—	$—	$1,345.0	$400.0
Interest on long-term debt(1)	483.8	87.7	183.8	120.2	92.1
Purchase obligations:
Inventory costs(2)	169.9	142.9	16.0	4.8	6.2
Other costs(3)	28.4	27.8	0.4	0.2	—
Operating leases(4)	30.5	5.6	10.8	9.5	4.6
Finance leases	5.8	1.2	2.5	2.1	—
Total contractual cash obligations(5)	$2,463.4	$265.2	$213.5	$1,481.8	$502.9

(1)Represents the estimated interest obligations on the outstanding balances at March 31, 2020 of the 2019 Senior Notes, 2016 Senior Notes, Term B-5 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements). We estimate our future obligations for interest on our variable rate debt by assuming the weighted average interest rates in effect on each variable rate debt obligation at March 31, 2020 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, we assume that the average balance outstanding for the last month of fiscal 2020 remains the same for the remaining term of the agreement. The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.

(2)Purchase obligations for inventory costs are legally binding commitments for projected inventory requirements to be utilized during the normal course of our operations.

(3)Purchase obligations for other costs are legally binding commitments for marketing, advertising and capital expenditures.  Activity costs for molds and equipment to be paid, based solely on a per unit basis without any deadlines for final payment, have been excluded from the table because we are unable to determine the time period over which such activity costs will be paid.

(4)We have excluded minimum sublease rentals of $0.2 million due in the future under non-cancellable subleases. Please refer to Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(5)We have excluded obligations related to uncertain tax positions because we cannot reasonably estimate when they will occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three most recent fiscal years, we anticipate the COVID-19 pandemic may have an inflationary impact on our costs and a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  To manage this risk, we use interest rate swaps to hedge a total of $400.0 million of this variable rate debt.  At March 31, 2020, approximately $345.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax loss and cash flows for the year ended March 31, 2020 of approximately $3.7 million.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2020 and 2019, approximately 12.5% and 10.9%, respectively, of our revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2020 and 2019. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 3.9% impact on pre-tax income of approximately $7.5 million for the year ended March 31, 2020 and a 15.9% impact on pre-tax loss of approximately $5.9 million for the year ended March 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 93.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2020

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2020.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2020.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2020, which appears below.

Prestige Consumer Healthcare Inc.
May 8, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments for Reporting Units and Brands of Certain Product Groups

As described in Notes 1, 6, and 7 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible asset balances were $575.2 million and $2,265.3 million, respectively, as of March 31, 2020. Goodwill is classified as the excess of the purchase price over the fair market value of assets acquired and liabilities assumed in business combinations. Intangible assets generally represent our tradenames, brand names, and patents. Goodwill and indefinite-lived intangible assets are not amortized, although the carrying values are tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level, and indefinite-lived intangible assets are tested at the asset level. An impairment loss is recognized if the carrying amount of the reporting unit or asset exceeds its fair value. Management utilized the discounted cash flow methods to estimate the fair value of its reporting units and the excess earnings method to estimate the fair value of individual indefinite-lived intangible assets. As disclosed by management, key assumptions in developing the fair value measurement of the reporting units and indefinite-lived intangible assets include future cash flows and margins, both of which could be impacted by competition, changing consumer preferences, technological advances or changes in advertising and promotional expenses, and the discount rate.

The principal considerations for our determination that performing procedures relating to goodwill and indefinite-lived intangible asset impairment assessments for reporting units and brands of certain product groups is a critical audit matter are there was significant judgment and estimation by management when developing the fair value measurements. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions, including future cash flows, margins, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived intangible assets, including controls over the valuation of the Company’s reporting units and individual indefinite-lived intangible assets. These procedures also included, among others, testing management’s process for developing the fair value measurements of the reporting units and indefinite-lived intangible assets for certain product groups. This included evaluating the appropriateness of methods used in developing the fair value measurements, testing the completeness, accuracy, and relevance of underlying data used, and evaluating the reasonableness of significant assumptions used by management, including future cash flows, margins, and the discount rate. Evaluating the reasonableness of management’s assumptions related to future cash flows and margins involved evaluating whether the assumptions used by management were reasonable considering (i) current and historical performance, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s fair value methods and reasonableness of certain significant assumptions used by management, including the discount rate.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
May 8, 2020

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended March 31,
(In thousands, except per share data)	2020	2019	2018
Revenues
Net sales	$962,936	$975,692	$1,040,792
Other revenues	74	85	387
Total revenues	963,010	975,777	1,041,179

Cost of Sales
Cost of sales excluding depreciation	406,554	415,469	459,676
Cost of sales depreciation	4,233	4,732	4,998
Cost of sales	410,787	420,201	464,674
Gross profit	552,223	555,576	576,505

Operating Expenses
Advertising and promotion	147,194	143,090	147,286
General and administrative	89,112	89,759	85,393
Depreciation and amortization	24,762	27,047	28,428
Gain on divestiture	—	(1,284)	—
Goodwill and tradename impairment	—	229,461	99,924
Total operating expenses	261,068	488,073	361,031
Operating income	291,155	67,503	215,474

Other (income) expense
Interest income	(342)	(217)	(388)
Interest expense	96,566	105,299	106,267
Loss on extinguishment of debt	2,155	—	2,901
Other expense (income), net	1,625	476	(392)
Total other expense	100,004	105,558	108,388
Income (loss) before income taxes	191,151	(38,055)	107,086
Provision (benefit) for income taxes	48,870	(2,255)	(232,484)
Net income (loss)	$142,281	$(35,800)	$339,570

Earnings (loss) per share:
Basic	$2.81	$(0.69)	$6.40
Diluted	$2.78	$(0.69)	$6.34

Weighted average shares outstanding:
Basic	50,723	52,068	53,099
Diluted	51,140	52,068	53,526

Comprehensive income (loss), net of tax:
Currency translation adjustments	(12,363)	(6,480)	5,702
Unrealized loss on interest rate swaps	(4,864)	—	—
Unrecognized net (loss) gain on pension plans	(1,187)	48	1,335
Total other comprehensive (loss) income	(18,414)	(6,432)	7,037
Comprehensive income (loss)	$123,867	$(42,232)	$346,607
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2020	2019
Current assets
Cash and cash equivalents	$94,760	$27,530
Accounts receivable, net of allowance of $20,194 and $12,965, respectively	150,517	148,787
Inventories	116,026	119,880
Prepaid expenses and other current assets	4,351	4,741
Total current assets	365,654	300,938

Property, plant and equipment, net	55,988	51,176
Operating lease right-of-use assets	28,888	—
Finance lease right-of-use assets	5,842	—
Goodwill	575,179	578,583
Intangible assets, net	2,479,391	2,507,210
Other long-term assets	2,963	3,129
Total Assets	$3,513,905	$3,441,036

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,375	$56,560
Accrued interest payable	9,911	9,756
Operating lease liabilities, current portion	5,612	—
Finance lease liabilities, current portion	1,220	—
Other accrued liabilities	70,763	60,663
Total current liabilities	149,881	126,979

Long-term debt, net	1,730,300	1,798,598
Deferred income tax liabilities	407,812	399,575
Long-term operating lease liabilities, net of current portion	24,877	—
Long-term finance lease liabilities, net of current portion	4,626	—
Other long-term liabilities	25,438	20,053
Total Liabilities	2,342,934	2,345,205

Commitments and Contingencies – Note 18

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 53,805 shares at March 31, 2020 and 53,670 shares at March 31, 2019	538	536
Additional paid-in capital	488,116	479,150
Treasury stock, at cost – 3,719 shares at March 31, 2020 and 1,871 shares at March 31, 2019	(117,623)	(59,928)
Accumulated other comprehensive loss, net of tax	(44,161)	(25,747)
Retained earnings	844,101	701,820
Total Stockholders’ Equity	1,170,971	1,095,831
Total Liabilities and Stockholders’ Equity	$3,513,905	$3,441,036
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2017	53,287	$533	$458,255	332	$(6,594)	$(26,352)	$396,707	$822,549

Stock-based compensation	—	—	8,909	—	—	—	—	8,909
Exercise of stock options	56	—	1,620	—	—	—	—	1,620
Issuance of shares related to restricted stock	53	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	21	(1,075)	—	—	(1,075)
Net income	—	—	—	—	—	—	339,570	339,570
Other comprehensive income	—	—	—	—	—	7,037	—	7,037

Balances at March 31, 2018	53,396	$534	$468,783	353	$(7,669)	$(19,315)	$736,277	$1,178,610

Adoption of new accounting pronouncement	—	—	—	—	—	—	1,343	1,343
Stock-based compensation	—	—	7,438	—	—	—	—	7,438
Exercise of stock options	98	—	2,931	—	—	—	—	2,931
Issuance of shares related to restricted stock	176	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,518	(52,259)	—	—	(52,259)
Net loss	—	—	—	—	—	—	(35,800)	(35,800)
Other comprehensive loss	—	—	—	—	—	(6,432)	—	(6,432)

Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831

Stock-based compensation	—	—	7,644	—	—	—	—	7,644
Exercise of stock options	48	1	1,323	—	—	—	—	1,324
Issuance of shares related to restricted stock	87	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,848	(57,695)	—	—	(57,695)
Net income	—	—	—	—	—	—	142,281	142,281
Other comprehensive loss	—	—	—	—	—	(18,414)	—	(18,414)

Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income (loss)	142,281	$(35,800)	$339,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,995	31,779	33,426
Gain on divestitures	—	(1,284)	—
Loss on sale or disposal of property and equipment	713	216	1,568
Deferred income taxes	13,852	(40,554)	(269,086)
Amortization of debt origination costs	3,812	5,923	6,742
Stock-based compensation costs	7,644	7,438	8,909
Loss on extinguishment of debt	2,155	—	2,901
Non-cash operating lease cost	8,786	—	—
Interest expense relating to ROU assets	84	—	—
Impairment loss	—	229,461	99,924
Lease termination costs	—	—	214
Other non-cash items	—	421	1,704
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(2,849)	(2,980)	(5,043)
Inventories	2,930	(10,535)	(2,482)
Prepaid expenses and other assets	687	6,887	33,721
Accounts payable	6,210	(3,993)	(10,028)
Accrued liabilities	12,096	3,734	(31,495)
Operating lease liabilities	(8,824)	—	—
Other	(1,448)	(1,429)	(435)
Net cash provided by operating activities	217,124	189,284	210,110

Investing Activities
Purchases of property, plant and equipment	(14,560)	(10,480)	(12,532)
Proceeds from divestitures	—	65,912	—
Escrow receipt	750	—	970
Acquisition of tradename	(2,760)	—	—
Net cash (used in) provided by investing activities	(16,570)	55,432	(11,562)

Financing Activities
Proceeds from issuance of 2016 Senior Notes	—	—	250,000
Proceeds from issuance of 2019 Senior Notes	400,000	—	—
Repayment of 2013 Senior Notes	(400,000)	—	—
Term Loan repayments	(48,000)	(200,000)	(444,000)
Borrowings under revolving credit agreement	100,000	45,000	30,000
Repayments under revolving credit agreement	(120,000)	(45,000)	(45,000)
Payments of debt origination costs	(6,584)	—	(500)
Payments of finance leases	(476)	—	—
Proceeds from exercise of stock options	1,324	2,931	1,620
Fair value of shares surrendered as payment of tax withholding	(974)	(2,281)	(1,075)
Repurchase of common stock	(56,721)	(49,978)	—
Net cash used in financing activities	(131,431)	(249,328)	(208,955)

Effects of exchange rate changes on cash and cash equivalents	(1,893)	(406)	1,100
Increase (decrease) in cash and cash equivalents	67,230	(5,018)	(9,307)
Cash and cash equivalents - beginning of year	27,530	32,548	41,855
Cash and cash equivalents - end of year	$94,760	$27,530	$32,548

Interest paid	$92,166	$98,232	$98,572
Income taxes paid	$30,602	$32,797	$24,440
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare and household cleaning products (prior to the sale of our Household Cleaning segment, as discussed in Note 2 to these Consolidated Financial Statements) to mass merchandisers, drug, food, dollar, convenience and club stores, and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. If the outbreak continues to spread or if we enter a period of recession or depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to the United States shelter-in-place restrictions, followed by a significant decrease in consumer consumption in the weeks that followed. It has been reported to us that there has been an increase in absenteeism at our distribution center and some of our suppliers, however, we have not experienced a material disruption to our overall supply chain. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2020”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2020, approximately 14% of our cash is held by a bank in Sydney, Australia. Substantially all of our remaining cash is held by a large regional bank with headquarters in California.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insures our U.S. domestic balances, up to $250,000 and $500,000, with a $250,000 limit for cash, respectively. Substantially all of the Company's cash balances at March 31, 2020 are uninsured.

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

Revenue Recognition
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606 on April 1, 2018 using the modified retrospective transition method and recognize revenue accordingly.
Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in two segments: North American OTC Healthcare and International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018 (see Note 2 for further details). The segments are based on differences in geographical area. The North America and International OTC Healthcare segments market a variety of personal care and over-the-counter products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. Prior to its sale, the Household Cleaning segment focused on the sale of cleaning products. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers, drug, food, dollar, convenience and club stores, and e-commerce channels, all of which sell our products to consumers.

See Note 21 for disaggregated revenue information.

Satisfaction of Performance Obligations
Under ASC 606, revenue is recognized when control of a promised good is transferred to a customer, in an amount that reflects the consideration that we expect to be entitled to receive in exchange for that good. This occurs either when finished goods are transferred to a common carrier for delivery to the customer or when product is picked up by the customer or the customer’s carrier.

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

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including but not limited to depreciation), warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $61.9 million for 2020, $56.4 million for 2019 and $64.7 million for 2018.

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

Pension Expense
Certain employees of C.B. Fleet Company, Inc. ("Fleet"), our wholly owned subsidiary, are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under The Employee Retirement Income Security Act of 1974 ("ERISA"). The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans that exceed the amounts required by statute. Changes in interest rates and the market value of the securities held by the plans could materially change the funded status of the plans, positively or negatively, and affect the level of pension expense and required contributions in fiscal 2021 and beyond.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law in response to the COVID-19 pandemic. Certain provisions of the CARES Act impacted us and were reflected in our 2020 income tax provision computations. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased our allowable interest expense deduction and resulted in a lower taxable income for 2020. As a result of the CARES Act, it is anticipated that we will fully utilize the interest expense deduction on our 2020 tax return.

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

Earnings (Loss) Per Share Basic earnings (loss) per share is computed based on income available to common stockholders and the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units ("RSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and RSUs has an antidilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
(In thousands, except per share data)	2020	2019	2018
Numerator
Net income (loss)	$142,281	$(35,800)	$339,570

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	50,723	52,068	53,099
Dilutive effect of unvested restricted stock units and options issued to employees and directors	417	—	427
Denominator for diluted earnings (loss) per share	51,140	52,068	53,526

Earnings (loss) per Common Share:
Basic net earnings (loss) per share	$2.81	$(0.69)	$6.40

Diluted net earnings (loss) per share	$2.78	$(0.69)	$6.34

For 2020, 2019, and 2018 there were 0.3 million, 1.4 million, and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Leases
We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 6 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use ("ROU") assets and liabilities reflect only the options we are reasonably certain that we will exercise.

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

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This update amended a number of aspects of lease accounting, including requiring lessees to recognize all leases with a term greater than one year as a ROU asset and corresponding lease liability, measured at the present value of the lease payments. On April 1, 2019, we adopted Topic 842 using the modified retrospective approach. Results for the year ended March 31, 2020 are presented under Topic 842. No prior period amounts were adjusted and the prior period continues to be reported in accordance with previous lease guidance, ASC Topic 840, Leases.

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

See above for our lease accounting policy.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These amendments clarify and improve areas of guidance related to recently issued standards on the topics of credit losses, hedging and recognition and measurements. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments an option to irrevocably elect the fair value option in Subtopic 825-10. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326 - Financial Instruments - Credit Losses, which clarifies guidance on how to report expected recoveries. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which adds a paragraph on loan losses to FASB Codification Topic 326. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

2.  Divestiture

On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment.

As a result of this transaction, we received proceeds of approximately $65.9 million and recorded a pre-tax gain on sale of $1.3 million. The net proceeds were used to repay debt.

The following table sets forth the components of the assets sold and the pre-tax gain recognized on the sale in July 2018:

(In thousands)	July 2, 2018
Components of assets sold:
Inventory	$6,644
Property, plant and equipment, net	653
Goodwill	6,245
Intangible assets, net	49,315
Assets sold	62,857
Total purchase price received	65,912
(3,055)
Costs to sell	1,771
Pre-tax gain on divestiture	$(1,284)

3.  Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2020	2019
Components of Accounts Receivable
Trade accounts receivable	$170,151	$161,047
Other receivables	560	705
	170,711	161,752
Less allowances for discounts, returns and uncollectible accounts	(20,194)	(12,965)
Accounts receivable, net	$150,517	$148,787

4. Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2020	2019
Components of Inventories
Packaging and raw materials	$9,803	$17,082
Work in process	355	161
Finished goods	105,868	102,637
Inventories	$116,026	$119,880

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $6.5 million and $5.5 million at March 31, 2020 and 2019, respectively, related to obsolete and slow-moving inventory.

5.  Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2020	2019
Components of Property, Plant and Equipment
Land	$550	$550
Building	16,508	13,960
Machinery	42,299	38,761
Computer equipment	22,396	20,716
Furniture and fixtures	3,242	3,200
Leasehold improvements	8,964	9,090
Construction in progress	7,769	3,711
	101,728	89,988
Accumulated depreciation	(45,740)	(38,812)
Property, plant and equipment, net	$55,988	$51,176
We recorded depreciation expense of $8.8 million, $10.0 million, and $10.1 million for 2020, 2019, and 2018, respectively.

6.  Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2018, 2019, and 2020:

(In thousands)	North American OTC Healthcare		International OTC Healthcare		Household Cleaning		Consolidated
Balance – March 31, 2018
Goodwill	$711,104		$32,919		$71,405		$815,428
Accumulated impairment losses	(130,170)		—		(65,160)		(195,330)
Balance - March 31, 2018	580,934		32,919		6,245		620,098

2019 Reductions:
Goodwill (a)	—		—		(71,405)		(71,405)
Accumulated impairment loss (a)	—		—		65,160		65,160
Effects of foreign currency exchange rates	—		(1,729)		—		(1,729)
Impairment loss	(33,541)		—		—		(33,541)

Balance – March 31, 2019
Goodwill	711,104		31,190		—		742,294
Accumulated impairment losses	(163,711)	—	—	—	—	—	(163,711)
Balance - March 31, 2019	$547,393		$31,190		$—		$578,583

2020 Reductions:			—		—		—
Goodwill (b)	(750)		—		—		(750)
Effects of foreign currency exchange rates	—		(2,654)		—		(2,654)

Balance – March 31, 2020
Goodwill	710,354		28,536		—		738,890
Accumulated impairment losses	(163,711)		—		—		(163,711)
Balance - March 31, 2020	$546,643		$28,536		$—		$575,179

(a) As discussed in Note 2, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased goodwill by $6.2 million, net of accumulated impairment charges.
(b) Amount relates to cash received from escrow associated with our acquisition of Fleet.

At February 29, 2020, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

At February 28, 2019, in conjunction with our annual test for goodwill impairment, we recorded an impairment charge of $33.5 million relating to our North American Oral Care reporting unit. The goodwill impairment was primarily a result of the DenTek and Efferdent/Effergrip tradename impairments discussed in Note 7.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed. The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 29, 2020 and February 28, 2019, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales or margins, increases in competition, changing consumer preferences, technical advances, reductions in advertising and promotion, or the potential impacts of COVID-19 may require an impairment charge to be recorded in the future.

As a result of our analysis at February 29, 2020, all reporting units tested had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting unit’s fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting unit's fair value being less than their carrying value.

7. Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2020 and 2019 is as follows:

	Year Ended March 31, 2020
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2019	$2,273,191	$390,283	$2,663,474
Additions (a)	2,760	—	2,760
Effects of foreign currency exchange rates	(10,620)	(482)	(11,102)
Balance – March 31, 2020	$2,265,331	$389,801	$2,655,132

Accumulated Amortization
Balance – March 31, 2019	$—	$156,264	$156,264
Additions	—	19,633	19,633
Effects of foreign currency exchange rates	—	(156)	(156)
Balance – March 31, 2020	$—	$175,741	$175,741

Intangible assets, net – March 31, 2020	$2,265,331	$214,060	$2,479,391

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,195,617	$209,604	$2,405,221
International OTC Healthcare	69,714	4,456	74,170
Intangible assets, net – March 31, 2020	$2,265,331	$214,060	$2,479,391

(a) Amount relates to the acquisition of additional rights to an existing tradename.

	Year Ended March 31, 2019
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2018	$2,490,303	$441,314	$2,931,617
Reclassifications	(25,152)	25,152	—
Reductions	(30,562)	(34,889)	(65,451)
Tradename impairment	(154,967)	(40,953)	(195,920)
Effects of foreign currency exchange rates	(6,431)	(341)	(6,772)
Balance – March 31, 2019	$2,273,191	$390,283	$2,663,474

Accumulated Amortization
Balance – March 31, 2018	$—	$150,701	$150,701
Additions	—	21,767	21,767
Reductions	—	(16,136)	(16,136)
Effects of foreign currency exchange rates	—	(68)	(68)
Balance – March 31, 2019	$—	$156,264	$156,264

Intangible assets, net – March 31, 2019	$2,273,191	$234,019	$2,507,210

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,195,617	$228,743	$2,424,360
International OTC Healthcare	77,574	5,276	82,850
Intangible assets, net – March 31, 2019	$2,273,191	$234,019	$2,507,210

As discussed in Note 2, on July 2, 2018, we sold our Household Cleaning segment. As a result, we decreased our indefinite-lived intangibles by $30.5 million and our net finite-lived trademarks by $18.8 million.

During the fourth quarter of each fiscal year, in conjunction with our strategic planning process, we perform our annual impairment analysis. We utilized the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets.  The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and promotional expenses, or the potential impacts of COVID-19 we may be required to record impairment charges in the future.

At February 29, 2020, in conjunction with the annual test for impairment of intangible assets, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

As a result of our analysis at February 28, 2019, the fair values of three of our indefinite-lived intangible assets, Fleet, DenTek and Efferdent/Effergrip, did not exceed the carrying values and as such, impairment charges of $155.0 million were recorded. In addition, in connection with the impairment analysis, the Efferdent/Effergrip intangible asset was determined to have a finite life, and as such, we began amortizing it prospectively over its estimated remaining useful life. The impairment charges were the result of our reassessment of the long-term sales projections for these brands during our annual planning cycle as well as an overall increase in the discount rate used to value the brands.

As a result of our analysis at February 29, 2020, all indefinite-lived intangible assets tested had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis of our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital used to value the indefinite-lived intangible assets would not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets' would also not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value.

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

The weighted average remaining life for finite-lived intangible assets at March 31, 2020 was approximately 10.9 years, and the amortization expense for the year ended March 31, 2020 was $19.6 million. At March 31, 2020, finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2021	19,606
2022	19,605
2023	19,605
2024	19,578
2025	17,535
Thereafter	118,131
$214,060

8.  Leases

The components of lease expense for the year ended March 31, 2020 were as follows:

(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$522
Interest on lease liabilities	84
Operating lease cost	7,914
Short term lease cost	104
Variable lease cost	64,230
Sublease income	(3,441)
Total net lease cost	$69,413

As of March 31, 2020, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Leases	Total
2021	$7,019	$1,404	$8,423
2022	6,497	1,404	7,901
2023	6,305	1,404	7,709
2024	6,294	1,404	7,698
2025	4,123	700	4,823
Thereafter	4,973	—	4,973
Total undiscounted lease payments	35,211	6,316	41,527
Less amount of lease payments representing interest	(4,722)	(470)	(5,192)
Total present value of lease payments	$30,489	$5,846	$36,335

The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2020
Weighted average remaining lease term (years)
Operating leases	5.40
Financing leases	4.50
Weighted average discount rate
Operating leases	5.28%
Financing leases	3.55%

The following table summarizes future minimum lease payments for our operating leases as of March 31, 2019, before adoption of Topic 842:

(In thousands)	Facilities	Equipment	Total
Year Ending March 31,
2020	$2,828	$314	$3,142
2021	2,633	248	2,881
2022	2,265	213	2,478
2023	1,684	105	1,789
2024	1,705	—	1,705
Thereafter	6,780	—	6,780
	$17,895	$880	$18,775

In May 2019, we entered into a Master Logistics Services Agreement with GEODIS Logistics LLC (“GEODIS”), pursuant to which GEODIS serves as a new third party logistics provider. The agreement has an initial term of five years with an option to renew for an additional five year term. Under the Master Logistics Services Agreement, we authorized GEODIS to lease a facility under a five year term.  The lease commenced in July 2019, and the lease and non-lease components were recorded in our second quarter fiscal year 2020 financial statements.  The ROU asset and operating lease liability at lease commencement was $18.9 million. In late fiscal 2020, we recorded a finance lease for assets purchased by GEODIS for our use per the Master Logistics Service Agreement.

9.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2020	2019
Accrued marketing costs	$34,450	$31,228
Accrued compensation costs	13,393	10,958
Accrued broker commissions	1,491	1,361
Income taxes payable	3,210	88
Accrued professional fees	4,183	2,441
Accrued production costs	5,628	6,788
Accrued sales tax	1,917	4
Other accrued liabilities	6,491	7,795
	$70,763	$60,663

10.  Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2020	March 31, 2019
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2013 Senior Notes bearing interest at 5.375%, with interest payable on June 15 and December 15 of each year. The 2013 Senior Notes mature on December 15, 2021, and were redeemed on December 16, 2019.	—	400,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	—
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00% with a floor of 1.00% due on January 26, 2024.	690,000	738,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	55,000	75,000
Long-term debt	1,745,000	1,813,000
Less: unamortized debt costs	(14,700)	(14,402)
Long-term debt, net	$1,730,300	$1,798,598

At March 31, 2020, we had $55.0 million outstanding on the 2012 ABL Revolver and a borrowing capacity of $107.3 million.
2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, the Borrower entered into a senior secured credit facility, which consists of (i) a $660.0 million 2012 Term Loan with an original 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with an original 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

Also on September 3, 2014, we entered into Amendment No. 3 ("ABL Amendment No. 3") to the 2012 ABL Revolver. ABL Amendment No. 3 provided for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility. Borrowings under the 2012 ABL Revolver, as amended, bore interest at a rate per annum equal to an applicable margin, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for borrowings under the 2012 ABL Revolver could be increased to 2.00% or 2.25% for LIBOR borrowings and 1.00% or 1.25% for base-rate borrowings, depending on average excess availability under the 2012 ABL Revolver during the prior fiscal quarter. In addition to paying interest on outstanding principal under the 2012 ABL Revolver, we are required to pay a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate will be reduced to 0.375% per annum at any time when the average daily unused commitments for the prior quarter is less than a percentage of total commitments by an amount set forth in the credit agreement covering the 2012 ABL Revolver. We may voluntarily repay outstanding loans under the 2012 ABL Revolver at any time without a premium or penalty.

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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provided for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. The maturity date was extended to January 26, 2024. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.
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

On December 11, 2019, we entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provides for (i) an extension of the maturity date of the revolving credit facility to December 11, 2024, which is five years from the effective date of the amendment, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter) and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

For the year ended March 31, 2020, the average interest rate on the 2012 Term Loan was 4.6% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 4.0%.

2013 Senior Notes:
On December 17, 2013, the Borrower issued $400.0 million of senior unsecured notes, with an interest rate of 5.375% and a maturity date of December 15, 2021 (the "2013 Senior Notes"). These notes were redeemed on December 16, 2019 using the funds from the issuance of our 2019 Senior Notes described below.

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

2019 Senior Notes:
On December 2, 2019, we issued $400.0 million aggregate principal amount of 5.125% senior notes ("2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto (including the Company) and the U.S. Bank National Association, as a trustee. The 2019 Senior Notes mature on January 15, 2028. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 2013 Senior Notes, which were due in 2021, and to pay related fees and expenses. In conjunction with the redemption of our 2013 Senior Notes, we wrote off related debt costs of $2.2 million.
Redemptions and Restrictions:
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

The indentures governing the 2019 Senior Notes and the 2016 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2019 Senior Notes and the 2016 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2019 Senior Notes and the 2016 Senior Notes. At March 31, 2020, we were in compliance with the covenants under our long-term indebtedness.

Interest Rate Swaps:
In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt (see Note 12 for further details).

At March 31, 2020, we had an aggregate of $1.1 million of unamortized debt costs related to the 2012 ABL Revolver included in other long-term assets, and $14.7 million of unamortized debt costs included in long-term debt costs, the total of which is comprised of $5.8 million related to the 2019 Senior Notes, $3.5 million related to the 2016 Senior Notes, and $5.4 million related to the 2012 Term Loan.

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

As of March 31, 2020, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2021	$—
2022	—
2023	—
2024	1,290,000
2025	55,000
Thereafter	400,000
$1,745,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2019 Senior Notes, the Term B-5 Loans, the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these instruments at March 31, 2020 and 2019).

	March 31, 2020		March 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$603,000	$600,000	$606,000
2013 Senior Notes	—	—	400,000	401,500
2019 Senior Notes	400,000	386,000	—	—
2012 Term B-5 Loans	690,000	638,250	738,000	728,775
2012 ABL Revolver	55,000	55,000	75,000	75,000
Interest rate swaps	6,317	6,317	—	—

At March 31, 2020 and 2019, we did not have any assets or liabilities measured in Level 1 or 3. During 2020, 2019 and 2018, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

In accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), investments that are measured at fair value using net asset value ("NAV") per share as a practical expedient have not been classified in the fair value hierarchy.

12.  Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. The fair value of these interest rate swaps is reflected in the Consolidated Balance Sheets in other accrued liabilities and other long-term liabilities. We do not use derivatives for trading purposes.

The following table summarizes the fair values of our derivative instruments as of the March 31, 2020:

(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(1,905)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(4,412)
Total fair value				$(1,905)	$(4,412)

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

(In thousands)	Location	2020	2019
Loss Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	(4,864)	$—
Gain (Loss) Reclassified from Accumulative Other Comprehensive Loss into Income	Interest expense	—	—
Gain Recognized as Income	Interest expense	62	—

We expect pre-tax losses of $1.9 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

Counterparty Credit Risk:
Interest rate swaps expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.

13.  Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2020.

During the years ended March 31, 2020 and 2019, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Year Ended March 31,
	2020	2019
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	31,018	68,939
Average price per share	$31.39	$33.09
Total amount repurchased	$1.0 million	$2.3 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	1,816,901	1,449,750
Average price per share	$31.22	$34.47
Total amount repurchased	$56.7 million	$50.0 million

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

During 2020, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $7.6 million and $1.2 million, respectively.

During 2019, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $7.4 million and $1.4 million, respectively.

During 2018, pre-tax share-based compensation costs charged against income and the related income tax benefit recognized were $8.9 million and $1.8 million, respectively.

At March 31, 2020, there were $6.0 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1 year.  The total fair value of options and RSUs vested during 2020, 2019, and 2018 was $7.8 million, $12.0 million and $6.8 million, respectively.  Cash received from the exercise of stock options was $1.3 million during 2020, and we realized $0.7 million in tax benefits for the tax deductions resulting from RSU issuances and option exercises in 2020. Cash received from the exercise of stock options was $2.9 million during 2019, and we realized $1.3 million in tax benefits for the tax deductions resulting from RSU issuances and option exercises in 2019. Cash received from the exercise of stock options was $1.6 million during 2018, and we realized $1.1 million in tax benefits for the tax deductions from RSU issuances and option exercises in 2018. At March 31, 2020, there were 1.5 million shares available for issuance under the Plan.

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

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the Company’s RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Vested and unvested at March 31, 2017	350.1	$39.29

Granted	105.8	55.61
Vested and issued	(53.3)	34.30
Forfeited	(9.1)	48.76
Vested and unvested at March 31, 2018	393.5	44.13
Vested at March 31, 2018	90.5	29.88

Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and unvested at March 31, 2019	413.0	36.58
Vested at March 31, 2019	113.2	31.05

Granted	220.3	31.02
Vested and issued	(87.0)	46.78
Forfeited	(34.2)	35.97
Vested and unvested at March 31, 2020	512.1	32.49
Vested at March 31, 2020	124.2	30.54

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

	Year Ended March 31,
	2020	2019	2018
Expected volatility	30.9-31.3%	29.6%	35.2%
Expected dividends	—	—	—
Expected term in years	6.0 to 7.0	6.0	6.0
Risk-free rate	2.3% to 2.4%	2.9%	2.2%
Weighted-average grant date fair value of options granted	$10.83	$10.22	$21.20

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2017	772.3	$37.70

Granted	182.8	56.11
Exercised	(55.7)	29.08
Forfeited or expired	(26.2)	48.19
Outstanding at March 31, 2018	873.2	41.79

Granted	294.5	29.46
Exercised	(97.7)	30.02
Forfeited or expired	(125.4)	47.16
Outstanding at March 31, 2019	944.6	38.45

Granted	302.7	30.53
Exercised	(47.9)	27.60
Forfeited or expired	(179.2)	42.49
Outstanding at March 31, 2020	1,020.2	35.90	6.7	$6,214
Exercisable at March 31, 2020	566.2	38.66	5.2	$3,514

The aggregate intrinsic value of options exercised during 2020, 2019 and 2018 was $0.4 million, $0.8 million and $1.2 million, respectively.

15.  Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2020 and 2019:

	March 31,	March 31,
(In thousands)	2020	2019
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(39,241)	$(26,878)
Unrealized loss on interest rate swaps, net of tax of $1,453	(4,864)	—
Unrecognized net (loss) gain on pension plans, net of tax of $(17) and $338, respectively	(56)	1,131
Accumulated other comprehensive loss, net of tax	$(44,161)	$(25,747)
As of March 31, 2020 and 2019, no amounts were reclassified from accumulated other comprehensive income into earnings.

16. Income Taxes

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

On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. Certain provisions of the CARES Act impacted us and were reflected in our 2020 income tax provision computations. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased our allowable interest expense deduction and resulted in a lower taxable income for 2020. As a result of the CARES Act, it is anticipated that we will fully utilize the interest expense deduction on our 2020 tax return.

Income (loss) before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2020	2019	2018
United States	$167,508	$(52,313)	$84,435
Foreign	23,643	14,258	22,651
	$191,151	$(38,055)	$107,086

The provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2020	2019	2018
Current
Federal	$24,051	$27,629	$31,327
State	2,506	3,156	2,686
Foreign	8,473	7,193	5,588
Deferred
Federal	14,119	(35,760)	(270,796)
State	(341)	(4,101)	(1,240)
Foreign	62	(372)	(49)
Total provision (benefit) for income taxes	$48,870	$(2,255)	$(232,484)

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2020	2019
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$4,996	$3,285
Inventory capitalization	1,168	1,245
Inventory reserves	705	1,267
Net operating loss carryforwards	115	226
State income taxes	8,896	9,003
Accrued liabilities	1,308	1,785
Accrued compensation	4,472	4,416
Stock compensation	4,334	4,206
Foreign tax credit	5,441	3,236
Interest	—	154
Lease liability	8,228	—
Unrealized foreign exchange loss	257	—
Other	13,191	7,691
Total deferred tax assets	$53,111	$36,514

Deferred Tax Liabilities
Property, plant and equipment	$(7,590)	$(6,002)
Intangible assets	(438,601)	(425,134)
Deferred cumulative catch-up adjustments - revenue recognition adjustments	(522)	(721)
Right-of-use asset	(7,876)	—
Total deferred tax liabilities	$(454,589)	$(431,857)

Net deferred tax liability before valuation allowance	$(401,478)	$(395,343)
Valuation allowance	(5,441)	(3,236)
Net deferred tax liability	$(406,919)	$(398,579)

The net deferred tax liability shown above is net of $0.9 million of foreign deferred tax assets as of March 31, 2020 and $1.0 million of foreign deferred tax assets as of March 31, 2019.

At March 31, 2020 and 2019, we have a valuation allowance of $5.4 million and $3.2 million, respectively, related to certain deferred tax assets that we have concluded are not more likely than not to be realized. The increase in the valuation allowance related to unutilized foreign tax credit carryovers, as further described below.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2020		2019		2018
(In thousands)		%		%		%
Income tax provision (benefit) at statutory rate	$40,142	21.0	$(7,992)	21.0	$37,480	35.0
Foreign tax provision (benefit)	2,498	1.3	2,866	(7.5)	(2,084)	(1.9)
State income taxes, net of federal income tax benefit	1,606	0.8	(1,710)	4.5	1,414	1.3
Impact of tax legislation	—	—	—	—	(268,244)	(250.5)
Goodwill impairment	—	—	5,616	(14.8)	—	—
R&D	(320)	(0.2)	(629)	1.7	—	—
Compensation limitations	562	0.3	296	(0.8)	—	—
Valuation allowance	2,205	1.2	2,627	(6.9)	(2,828)	(2.6)
Gain on sale	—	—	1,312	(3.4)	—	—
Other	2,177	1.2	(4,641)	12.1	1,778	1.6
Total provision (benefit) for income taxes	$48,870	25.6	$(2,255)	5.9	$(232,484)	(217.1)

Uncertain tax liability activity is as follows:

	2020	2019	2018
(In thousands)
Balance – beginning of year	$9,874	$10,827	$3,651
Additions based on tax positions related to the current year	495	585	7,286
Reductions based on lapse of statute of limitations	—	(650)	(110)
Payments and other movements	—	(888)	—
Balance – end of year	$10,369	$9,874	$10,827

We recognize interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense. We did not incur any material interest or penalties related to income taxes in 2020, 2019 or 2018. We reasonably anticipate that uncertain tax positions could decrease in the next year by approximately $6.7 million, principally due to the statute of limitation expirations if recognized and would impact the effective tax rate in a future period. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2016 forward.

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

17.  Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $1.5 million, $1.5 million and $1.6 million for 2020, 2019 and 2018, respectively.

Certain employees of our Lynchburg manufacturing facility are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under ERISA. The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015.

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets and includes a statement of the plans' funded status as of March 31, 2020 and 2019:

	March 31,
(In thousands)	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of period	$60,334	$61,882
Interest cost	2,327	2,380
Actuarial (gain) loss	2,375	(744)
Benefits paid	(3,466)	(3,184)
Projected benefit obligations at end of year	$61,570	$60,334

Change in plan assets:
Fair value of plan assets at beginning of period	$51,115	$50,508
Actual return on plan assets	3,742	2,416
Employer contribution	1,369	1,375
Benefits paid	(3,466)	(3,184)
Fair value of plan assets at end of year	$52,760	$51,115

Funded status at end of year	$(8,810)	$(9,219)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2020	2019
Current liability	$359	361
Long-term liability	8,451	8,858
Total	$8,810	$9,219

The primary components of Net Periodic Benefits consist of the following:

	Year Ended March 31,
(In thousands)	2020	2019	2018
Interest cost	$2,327	$2,380	$2,529
Expected return on assets	(2,886)	(3,070)	(2,901)
Net periodic benefit (income)	$(559)	$(690)	$(372)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $61.6 million at March 31, 2020, and $60.3 million at March 31, 2019 and we had a net periodic benefit (income) of less than $1.0 million for 2020, 2019 and 2018, respectively.

The pension benefit amounts stated above include one pension plan that is an unfunded plan. The projected benefit obligation and accumulated benefit obligation for this unfunded plan were $4.6 million as of March 31, 2020 and $4.6 million as of March 31, 2019.

The following table includes amounts that are expected to be contributed to the plans by the Company. It reflects benefit payments that are made from the plans' assets as well as those made directly from the Company's assets. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2021 (expectation) to participant benefits	$1,359

Expected benefit payments year ending March 31,
2021	$3,476
2022	3,592
2023	3,669
2024	3,743
2025	3,718
2026-2030	18,670
During both 2020 and 2019, we contributed $1.0 million to our qualified defined benefit plan. During 2018, we made no contribution to the qualified plan.

The Company's primary investment objective for its qualified pension plan assets is to provide a source of retirement income for the plans' participants and beneficiaries. The asset allocation for the Company's funded retirement plan as of March 31, 2020 and 2019, and the target allocation by asset category are as follows:

	Percentage of Plan Assets
Asset Category	Target Allocation	March 31, 2020	March 31, 2019
Domestic large cap equities	16%	16%	18%
Domestic small/mid cap equities	6	5	5
International equities	14	15	15
Real estate	5	5	—
Fixed income and cash	59	59	62
Total	100%	100%	100%

The plan assets are invested in a diversified portfolio consisting primarily of domestic fixed income and publicly traded equity securities held within group trust funds at March 31, 2020 and 2019. These assets are fair valued using NAV.

The following tables show the unrecognized actuarial loss (gain) included in accumulated other comprehensive income (loss) at March 31, 2020, 2019 and 2018, as well as the prior service cost credit and actuarial loss expected to be reclassified from accumulated other comprehensive income (loss) to retirement expense during 2021:

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2018:
Unrecognized actuarial (gain)	$(1,407)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive (income) as of March 31, 2019:
Unrecognized actuarial (gain)	$(1,469)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2020:
Unrecognized actuarial loss	$73
Unrecognized prior service credit	—

Amounts expected to be reclassified from accumulated other comprehensive income (loss) during 2021:
Unrecognized actuarial gain (loss)	$—
Unrecognized prior service credit	—

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2020 and 2019 were as follows:

	March 31,
	2020	2019
Key assumptions:
Discount rate	3.37% to 3.55%	3.80% to 3.99%
Expected return on plan assets, net of administrative fees	5.00%	5.75%
Rate of compensation increase	—	—

The determination of the expected long-term rate of return was derived from an optimized portfolio using an asset allocation software program. The risk and return assumptions, along with the correlations between the asset classes, were entered into the program. Based on these assumptions and historical experience, the portfolio is expected to achieve a long-term rate of return of 5.00%. The investment managers engaged to manage the portfolio are expected to outperform their expected benchmarks on a relative basis over a full market cycle.

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

Lease Commitments
See Note 8 for a description of our operating and finance leases.

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2021	$12,163
2022	11,929
2023	4,117
2024	2,364
2025	2,399
Thereafter	6,153
$39,125

19.  Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare.  We sell our products to mass merchandisers and drug, food, dollar, convenience and club stores and e-commerce channels.  During 2020, 2019, and 2018, approximately 42.6%, 42.9%, and 41.2%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2020, 2019, and 2018, Walmart accounted for approximately 23.1%, 23.7%, and 23.8%, respectively, of our gross revenues. At March 31, 2020, approximately 20.2% of our accounts receivable were owed by Walmart.

Our product distribution in the United States is managed by a third party through one primary distribution center in Clayton, Indiana. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third party distribution manager or COVID-19 or other public health emergencies could also materially impact our product distribution. Any disruption as a result of third party performance at our distribution center could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the products associated with our acquisition of Fleet, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution center, the third party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2020, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 14 manufacturers that produced items that accounted for approximately 62.3% of our gross sales for 2020, compared to 33 manufacturers with long-term contracts that accounted for approximately 65.6% of gross sales in 2019.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$859,368	$103,642	$—	$963,010
Cost of sales	372,133	38,654	—	410,787
Gross profit	487,235	64,988	—	552,223
Advertising and promotion	127,972	19,222	—	147,194
Contribution margin	$359,263	$45,766	$—	405,029
Other operating expenses				113,874
Operating income				291,155
*Intersegment revenues of $3.5 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$862,446	$93,520	$19,811	$975,777
Cost of sales	364,533	39,080	16,588	420,201
Gross profit	497,913	54,440	3,223	555,576
Advertising and promotion	126,374	16,286	430	143,090
Contribution margin	$371,539	$38,154	$2,793	412,486
Other operating expenses**				344,983
Operating income				67,503
* Intersegment revenues of $7.4 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2019 includes a tradename impairment charge of $195.9 million and a goodwill impairment charge of $33.5 million.

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
*Intersegment revenues of $7.7 million were eliminated from the North America OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2018 includes a tradename impairment charge of $99.9 million.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$113,130	$877	$—	$114,007
Cough & Cold	87,601	23,505	—	111,106
Women's Health	239,330	12,221	—	251,551
Gastrointestinal	130,088	42,820	—	172,908
Eye & Ear Care	100,245	11,911	—	112,156
Dermatologicals	100,591	2,421	—	103,012
Oral Care	83,323	9,882	—	93,205
Other OTC	5,060	5	—	5,065
Household Cleaning	—	—	—	—
Total segment revenues	$859,368	$103,642	$—	$963,010

	Year Ended March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$113,563	$615	$—	$114,178
Cough & Cold	83,168	19,955	—	103,123
Women's Health	244,927	13,552	—	258,479
Gastrointestinal	125,416	35,046	—	160,462
Eye & Ear Care	101,128	11,709	—	112,837
Dermatologicals	95,801	2,171	—	97,972
Oral Care	92,964	10,468	—	103,432
Other OTC	5,479	4	—	5,483
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$862,446	$93,520	$19,811	$975,777

	Year Ended March 31, 2018
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$118,610	$807	$—	$119,417
Cough & Cold	93,537	18,310	—	111,847
Women's Health	247,244	12,140	—	259,384
Gastrointestinal	117,627	34,609	—	152,236
Eye & Ear Care	92,308	11,744	—	104,052
Dermatologicals	94,775	2,113	—	96,888
Oral Care	99,072	11,930	—	111,002
Other OTC	5,701	5	—	5,706
Household Cleaning	—	—	80,647	80,647
Total segment revenues	$868,874	$91,658	$80,647	$1,041,179

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2020	2019	2018
United States	$812,653	$837,049	$903,511
Rest of world	150,357	138,728	137,668
Total	$963,010	$975,777	$1,041,179

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2020 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$546,643	$28,536	$575,179

Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived	209,604	4,456	214,060
Intangible assets, net	$2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

March 31, 2019 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$547,393	$31,190	$578,583

Intangible assets
Indefinite-lived	2,195,617	77,574	2,273,191
Finite-lived	228,743	5,276	234,019
Intangible assets, net	2,424,360	82,850	2,507,210
Total	$2,971,753	$114,040	$3,085,793

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2020	2019
United States	$2,951,864	$2,971,753
Rest of world	102,706	114,040
Total	$3,054,570	$3,085,793

21.  Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2020 and 2019 is as follows:

Year Ended March 31, 2020

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total revenues	$232,154	$238,069	$241,552	$251,235
Cost of sales	98,087	101,318	104,057	107,325
Gross profit	134,067	136,751	137,495	143,910

Operating expenses
Advertising and promotion	34,801	38,667	33,559	40,167
General and administrative	21,706	22,514	21,308	23,584
Depreciation and amortization	6,074	6,222	6,224	6,242
Total operating expenses	62,581	67,403	61,091	69,993
Operating income	71,486	69,348	76,404	73,917
Interest expense, net of interest income	25,020	24,477	24,275	22,452
Loss on extinguishment of debt	—	—	2,155	—
Other expense (income), net	416	859	(580)	930
Income before income taxes	46,050	44,012	50,554	50,535
Provision for income taxes	12,125	10,760	12,496	13,489
Net income	$33,925	$33,252	$38,058	$37,046

Earnings per share:
Basic	$0.66	$0.66	$0.76	$0.74
Diluted	$0.65	$0.65	$0.75	$0.73

Weighted average shares outstanding:
Basic	51,697	50,455	50,378	50,367
Diluted	52,047	50,811	50,831	50,878

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(224)	(3,584)	3,497	(12,052)
Unrealized loss on interest rate swaps	—	—	—	(4,864)
Unrecognized net gain on pension plans	—	—	—	(1,187)
Total other comprehensive (loss) income	(224)	(3,584)	3,497	(18,103)
Comprehensive income	$33,701	$29,668	$41,555	$18,943

Year Ended March 31, 2019

	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total revenues	$253,980	$239,357	$241,414	$241,026
Cost of sales	113,357	101,885	102,179	102,780
Gross profit	140,623	137,472	139,235	138,246

Operating expenses
Advertising and promotion	37,111	37,042	34,504	34,433
General and administrative	23,941	24,034	20,485	21,299
Depreciation and amortization	7,084	6,756	6,705	6,502
Gain on divestiture	—	(1,284)	—	—
Goodwill and tradename impairment	—	—	—	229,461
Total operating expenses	68,136	66,548	61,694	291,695
Operating income (loss)	72,487	70,924	77,541	(153,449)
Interest expense, net of interest income	25,940	27,070	26,327	25,745
Other expense (income), net	87	335	218	(164)
Income (loss) before income taxes	46,460	43,519	50,996	(179,030)
Provision (benefit) for income taxes	11,994	12,678	12,829	(39,756)
Net income (loss)	$34,466	$30,841	$38,167	$(139,274)

Earnings (loss) per share:
Basic	$0.65	$0.59	$0.74	$(2.68)
Diluted	$0.65	$0.59	$0.73	$(2.68)

Weighted average shares outstanding:
Basic	52,640	51,841	51,881	51,912
Diluted	52,942	52,153	52,202	51,912

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(2,974)	(2,145)	(2,020)	659
Unrecognized net loss on pension plans	—	—	—	48
Total other comprehensive (loss) income	(2,974)	(2,145)	(2,020)	707
Comprehensive income (loss)	$31,492	$28,696	$36,147	$(138,567)

22. Subsequent Events

Share Based Compensation
On May 4, 2020, the Compensation and Talent Management Committee of our Board of Directors granted 79,070 performance units, 73,637 RSUs and stock options to acquire 249,874 shares of our common stock to certain executive officers and employees under the Plan. Performance units are earned based on achievement of the performance objectives set by the Compensation and Talent Management Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. In light of the uncertain economic environment, the Committee elected to set the performance objectives applicable to the awards at a later date. RSUs vest either 33.3% per year over three years or in their entirety on the three-year anniversary of the date of grant. Upon vesting, both performance units and RSUs will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $39.98 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested performance units, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the Plan.
Also on May 4, 2020, Dawn M. Zier was elected to our Board of Directors and the Compensation and Talent Management Committee of our Board of Directors granted her 907 RSUs. The RSUs vest one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, with settlement in common stock to occur on the earliest of Ms. Zier’s death, disability or the date on which her board membership ceases for reasons other than death or disability.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year		Amounts Charged to Expense		Deductions	Other		Balance at End of Year
Year Ended March 31, 2020
Reserves for sales returns and allowance	$8,973		$57,505		$(50,669)	$—		$15,809
Reserves for trade promotions	15,491		88,502		(85,604)	—		18,389
Reserves for consumer coupon redemptions	1,175		4,555		(3,667)	—		2,063
Allowance for doubtful accounts	1,259		750		(624)	—		1,385
Deferred tax valuation allowance	3,236		2,205	(a)	—	—		5,441

Year Ended March 31, 2019
Reserves for sales returns and allowance	8,813		56,276		(56,116)	—		8,973
Reserves for trade promotions	13,062	(b)	90,844		(88,415)	—		15,491
Reserves for consumer coupon redemptions	2,645		5,199		(6,669)	—		1,175
Allowance for doubtful accounts	1,203		203		(147)	—		1,259
Deferred tax valuation allowance	609		2,627	(c)	—	—		3,236

Year Ended March 31, 2018
Reserves for sales returns and allowance	9,429		62,953		(63,569)	—		8,813
Reserves for trade promotions	15,193		78,669		(82,427)	—		11,435
Reserves for consumer coupon redemptions	4,614		7,283		(9,252)	—		2,645
Allowance for doubtful accounts	1,352		187		(336)	—		1,203
Deferred tax valuation allowance	3,437		—		—	(2,828)	(d)	609
(a) Relates to the unutilized foreign tax credit carryovers.
(b) Reflects opening balance sheet adjustment related to the adoption of new revenue recognition standard.
(c) Relates to the unutilized foreign tax credit carryovers.
(d) Reclassified into a FIN 48 liability.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2020.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2020 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 48 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2020 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item, including Items 402 (b) and 407 (e)(4) and (e)(5) of Regulation S-K, will be contained in the Company’s 2020 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2020 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2020 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2020 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 48 through 90) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the three years in the period ended March 31, 2020
Consolidated Balance Sheets at March 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2020
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2020
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2020, 2019 and 2018

(a)(2)Financial Statement Schedules

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
4.2
Indenture, dated as of December 17, 2013, among Prestige Brands, Inc., as issuer, the Company and certain subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee with respect to 5.375% Senior Notes due 2021 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2014).+

4.3
Second Supplemental Indenture, dated December 17, 2013 by and among Prestige Brands, Inc., the guarantors party thereto from time to time and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013).+

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
4.9
Indenture, dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019). +

4.10	Form of 5.125% Senior Notes due 2028 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019). +
4.11	Description of Prestige Consumer Healthcare Inc. Securities (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2019). +
10.1
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012). +

10.2
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013). +

10.3
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2015).+

10.4
Amendment No. 3, dated as of May 8, 2015, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015).+

10.5
Amendment No. 4, dated as of January 26, 2017, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017). +

10.6
Amendment No. 5, dated as of March 21, 2018, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2018).+

10.7
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.8
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.9
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.10
Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013).+

10.11
Amendment No. 3, dated as of September 3, 2014, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014). +

10.12
Amendment No. 4, dated as of June 9, 2015, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013, and that certain Incremental Amendment dated as of September 3, 2014), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).+

10.13
Amendment No. 5, dated as of February 4, 2016, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 9, 2016). +

10.14
Amendment No. 6, dated as of January 26, 2017, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017). +

10.15
Amendment No. 7, dated as of December 11, 2019, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019). +

10.16	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012). +
10.17
Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.18
Letter Agreement, dated August 26, 2014, to Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014).+

10.19	Second Amendment to Lease between GHP 660 LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017). +
10.20
Master Logistics Services Agreement, dated May 13, 2019, by and between the Company and GEODIS Logistics LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019). +†

10.21	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.22	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005). +#
10.23	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.24	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.25	Form of Nonqualified Stock Option Agreement for grants beginning Fiscal 2018 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.26	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2018 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.27	Form of Award Agreement for Performance Units for grants beginning Fiscal 2018 (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#

10.28	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.29	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.30
Supply Agreement, dated as of July 1, 2012, among Medtech Products Inc. and Pharmacare Limited T/A Aspen Pharmacare (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

10.31
Supply Agreement, dated as of November 16, 2012, among Medtech Products Inc. and BestSweet Inc. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013).+

10.32	Amended and Restated Executive Severance Plan, adopted as of October 29, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 1, 2018). +#
10.33
Asset Purchase Agreement, dated July 2, 2018, by and among KIK International LLC, Prestige Brands International, Inc., The Spic and Span Company, Medtech Holdings, Inc. (as guarantor only) and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018).+

10.34
AIA Document A141™-2014, Standard Form of Agreement, dated July 1, 2018, by and between C.B. Fleet Company, Incorporated, including its affiliates, subsidiaries, officers, directors, employees and agents and CRB Builders, LLC, including its affiliates, subsidiaries, officers, directors, employees and agents, as amended by Exhibit A Design-Build Amendment, dated March 16, 2020. *†

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

*	Filed herewith.

†	Certain confidential portions have been omitted.

+	Incorporated herein by reference.

@	Represents a management contract.

#	Represents a compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer
Date:	May 8, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 8, 2020
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer	May 8, 2020
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 8, 2020
John E. Byom

/s/ GARY E. COSTLEY	Director	May 8, 2020
Gary E. Costley

/s/ SHEILA A. HOPKINS	Director	May 8, 2020
Sheila A. Hopkins

/s/ JAMES M. JENNESS	Director	May 8, 2020
James M. Jenness

/s/ NATALE S. RICCIARDI	Director	May 8, 2020
Natale S. Ricciardi

/s/ CHRISTOPHER J. COUGHLIN	Director	May 8, 2020
Christopher J. Coughlin

/s/ DAWN M. ZIER	Director	May 8, 2020
Dawn M. Zier