Form 10-Q
period 2020-06-30
Prestige Consumer Healthcare Inc.
filed 2020-08-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes ☐ No ☒
As of July 31, 2020, there were 50,188,863 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2020	2019
Revenues
Net sales	$229,384	$232,133
Other revenues	10	21
Total revenues	229,394	232,154

Cost of Sales
Cost of sales excluding depreciation	94,124	97,100
Cost of sales depreciation	1,402	987
Cost of sales	95,526	98,087
Gross profit	133,868	134,067

Operating Expenses
Advertising and marketing	27,750	34,801
General and administrative	19,934	21,706
Depreciation and amortization	6,065	6,074
Total operating expenses	53,749	62,581
Operating income	80,119	71,486

Other (income) expense
Interest income	(24)	(43)
Interest expense	21,965	25,063
Other expense, net	10	416
Total other expense	21,951	25,436
Income before income taxes	58,168	46,050
Provision for income taxes	14,462	12,125
Net income	$43,706	$33,925

Earnings per share:
Basic	$0.87	$0.66
Diluted	$0.86	$0.65

Weighted average shares outstanding:
Basic	50,264	51,697
Diluted	50,808	52,047

Comprehensive income, net of tax:
Currency translation adjustments	10,590	(224)
Unrealized gain on interest rate swaps	309	—
Total other comprehensive income (loss)	10,899	(224)
Comprehensive income	$54,605	$33,701
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2020	March 31, 2020

Assets
Current assets
Cash and cash equivalents	$57,941	$94,760
Accounts receivable, net of allowance of $20,106 and $20,194, respectively	112,324	150,517
Inventories	116,811	116,026
Prepaid expenses and other current assets	8,488	4,351
Total current assets	295,564	365,654

Property, plant and equipment, net	58,325	55,988
Operating lease right-of-use assets	27,659	28,888
Finance lease right-of-use assets, net	5,517	5,842
Goodwill	577,128	575,179
Intangible assets, net	2,483,051	2,479,391
Other long-term assets	2,903	2,963
Total Assets	$3,450,147	$3,513,905

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$32,352	$62,375
Accrued interest payable	24,738	9,911
Operating lease liabilities, current portion	5,450	5,612
Finance lease liabilities, current portion	1,230	1,220
Other accrued liabilities	68,159	70,763
Total current liabilities	131,929	149,881

Long-term debt, net	1,620,641	1,730,300
Deferred income tax liabilities	417,230	407,812
Long-term operating lease liabilities, net of current portion	23,762	24,877
Long-term finance lease liabilities, net of current portion	4,314	4,626
Other long-term liabilities	25,257	25,438
Total Liabilities	2,223,133	2,342,934

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,939 shares at June 30, 2020 and 53,805 shares at March 31, 2020	539	538
Additional paid-in capital	490,795	488,116
Treasury stock, at cost - 3,750 shares at June 30, 2020 and 3,719 shares at March 31, 2020	(118,865)	(117,623)
Accumulated other comprehensive loss, net of tax	(33,262)	(44,161)
Retained earnings	887,807	844,101
Total Stockholders' Equity	1,227,014	1,170,971
Total Liabilities and Stockholders' Equity	$3,450,147	$3,513,905
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
Stock-based compensation	—	—	1,464	—	—	—	—	1,464
Exercise of stock options	60	—	1,216	—	—	—	—	1,216
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	31	(1,242)	—	—	(1,242)
Net income	—	—	—	—	—	—	43,706	43,706
Comprehensive income	—	—	—	—	—	10,899	—	10,899
Balances at June 30, 2020	53,939	$539	$490,795	3,750	$(118,865)	$(33,262)	$887,807	$1,227,014

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
Stock-based compensation	—	—	1,381	—	—	—	—	1,381
Exercise of stock options	9	—	275	—	—	—	—	275
Issuance of shares related to restricted stock	62	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	977	(29,565)	—	—	(29,565)
Net income	—	—	—	—	—	—	33,925	33,925
Comprehensive loss	—	—	—	—	—	(224)	—	(224)
Balances at June 30, 2019	53,741	$537	$480,805	2,848	$(89,493)	$(25,971)	$735,745	$1,101,623
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2020	2019
Operating Activities
Net income	$43,706	$33,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,467	7,061
Loss on disposal of property and equipment	42	20
Deferred income taxes	6,147	4,206
Amortization of debt origination costs	1,400	851
Stock-based compensation costs	1,464	1,381
Non-cash operating lease cost	1,831	1,338
Interest expense relating to finance lease liability	50	—
Changes in operating assets and liabilities:
Accounts receivable	39,734	5,808
Inventories	51	(8,939)
Prepaid expenses and other current assets	(4,019)	(4,335)
Accounts payable	(32,386)	5,306
Accrued liabilities	11,588	7,616
Operating lease liabilities	(1,812)	(1,368)
Other	(109)	(93)
Net cash provided by operating activities	75,154	52,777

Investing Activities
Purchases of property, plant and equipment	(2,553)	(1,956)
Net cash used in investing activities	(2,553)	(1,956)

Financing Activities
Term loan repayments	(56,000)	—
Borrowings under revolving credit agreement	—	15,000
Repayments under revolving credit agreement	(55,000)	(35,000)
Payments of finance leases	(336)	—
Proceeds from exercise of stock options	1,216	275
Fair value of shares surrendered as payment of tax withholding	(1,242)	(799)
Repurchase of common stock	—	(28,766)
Net cash used in financing activities	(111,362)	(49,290)

Effects of exchange rate changes on cash and cash equivalents	1,942	(19)
(Decrease) increase in cash and cash equivalents	(36,819)	1,512
Cash and cash equivalents - beginning of period	94,760	27,530
Cash and cash equivalents - end of period	$57,941	$29,042

Interest paid	$5,571	$19,966
Income taxes paid	$2,182	$1,807
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 7 to these Consolidated Financial Statements.

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. If the outbreak continues to spread or if we continue a period of recession or enter a depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to the United States shelter-in-place restrictions, followed by a significant decrease in consumer consumption in the weeks that followed. The decrease in consumption varied over the quarter with some categories positively impacted and some categories negatively impacted. Early in our first quarter of fiscal 2021, it had been reported to us that there had been an increase in absenteeism at our distribution center and some of our suppliers, however, we have not experienced a material disruption to our overall supply chain to date. These circumstances could change in this dynamic, unprecedented environment. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2021) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2021.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, with a particular focus on Level 3 investments, by eliminating certain required disclosures and incorporating others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this standard effective April 1, 2020, and the adoption did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (with subsequent targeted amendments). The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance requires entities to utilize an expected credit loss model for certain financial instruments, including most trade receivables, which replaces the incurred credit loss model previously used. Under this new model, we are required to recognize estimated credit losses expected to occur over time using a broad range of information including historical information, current conditions and reasonable and supportable forecasts. The amendments in these updates were effective for us in the first quarter of our fiscal year 2021. We adopted this standard effective April 1, 2020, and the adoption did not have a material impact on our Consolidated Financial Statements.

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

2.  Inventories

Inventories consist of the following:

(In thousands)	June 30, 2020	March 31, 2020
Components of Inventories
Packaging and raw materials	$9,279	$9,803
Work in process	223	355
Finished goods	107,309	105,868
Inventories	$116,811	$116,026

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.2 million and $6.5 million at June 30, 2020 and March 31, 2020, respectively, related to obsolete and slow-moving inventory.

3. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2020
Goodwill	$710,354	$28,536	$738,890
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - March 31, 2020	546,643	28,536	575,179
Effects of foreign currency exchange rates	—	1,949	1,949
Balance - June 30, 2020
Goodwill	710,354	30,485	740,839
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - June 30, 2020	$546,643	$30,485	$577,128

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. On February 29, 2020, the date of our annual impairment review, there were no indicators of impairment as a result of the analysis and, accordingly, no impairment charge was taken on our March 31, 2020 financial statements. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 29, 2020 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and marketing may require an impairment charge to be recorded in the future. As of June 30, 2020, no events have occurred that would indicate potential impairment of goodwill.

4. Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2020	$2,265,331	$389,801	$2,655,132
Effects of foreign currency exchange rates	8,360	329	8,689
Balance — June 30, 2020	2,273,691	390,130	2,663,821

Accumulated Amortization
Balance — March 31, 2020	—	175,741	175,741
Additions	—	4,905	4,905
Effects of foreign currency exchange rates	—	124	124
Balance — June 30, 2020	—	180,770	180,770

Intangible assets, net - June 30, 2020	$2,273,691	$209,360	$2,483,051

Amortization expense was $4.9 million for the three months ended June 30, 2020, and $4.9 million for the three months ended June 30, 2019.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2021 (remaining nine months ended March 31, 2021)	14,725
2022	19,633
2023	19,633
2024	19,604
2025	17,560
Thereafter	118,205
$209,360

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount. On February 29, 2020, the date of our annual impairment review, there were no indicators of impairment as a result of the analysis and, accordingly, no impairment charge was taken on our March 31, 2020 financial statements. Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and marketing expenses, we may be required to record impairment charges in the future.

As of June 30, 2020, no events have occurred that would indicate potential impairment of intangible assets.

5. Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$325	$—
Interest on lease liabilities	50	—
Operating lease cost	1,697	1,216
Short term lease cost	23	23
Variable lease cost	11,707	16,599
Sublease income	(54)	(914)
Total net lease cost	$13,748	$16,924

As of June 30, 2020, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Lease	Total
2021 (Remaining nine months ending March 31, 2021)	$5,250	$1,052	$6,302
2022	6,585	1,404	7,989
2023	6,317	1,404	7,721
2024	6,304	1,404	7,708
2025	4,132	700	4,832
Thereafter	4,974	—	4,974
Total undiscounted lease payments	33,562	5,964	39,526
Less amount of lease payments representing interest	(4,350)	(420)	(4,770)
Total present value of lease payments	$29,212	$5,544	$34,756

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2020
Weighted average remaining lease term (years)
Operating leases	5.28
Financing leases	4.25
Weighted average discount rate
Operating leases	5.27%
Financing leases	3.55%

Under our Master Services Agreement with GEODIS Logistics LLC ("GEODIS"), GEODIS has agreed to purchase certain assets for our use in the future. Under this agreement there is approximately $5.0 million of finance lease liabilities that are expected to commence in the second quarter of fiscal 2021.

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2020	March 31, 2020
Accrued marketing costs	$34,832	$34,450
Accrued compensation costs	6,254	13,393
Accrued broker commissions	1,009	1,491
Income taxes payable	9,622	3,210
Accrued professional fees	3,502	4,183
Accrued production costs	3,468	5,628
Accrued sales tax	1,612	1,917
Other accrued liabilities	7,860	6,491
	$68,159	$70,763

7. Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2020	March 31, 2020
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a base rate floor of 1.00%, due on January 26, 2024.	634,000	690,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	55,000
Long-term debt	1,634,000	1,745,000
Less: unamortized debt costs	(13,359)	(14,700)
Long-term debt, net	$1,620,641	$1,730,300

At June 30, 2020, we had no balance outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and a borrowing capacity of $128.2 million.

Interest Rate Swaps:
We currently have two interest rate swaps to hedge a total of $400.0 million of our variable interest debt (see Note 9 for further details).

As of June 30, 2020, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2024 (the "2016 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2021 (remaining nine months ending March 31, 2021)	$—
2022	—
2023	—
2024	1,234,000
2025	—
Thereafter	400,000
$1,634,000

8. Fair Value Measurements
For certain of our financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their respective fair values due to the relatively short maturity of these amounts.

FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements, requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market assuming an orderly transaction between market participants. ASC 820 established market (observable inputs) as the preferred source of fair value, to be followed by our assumptions of fair value based on hypothetical transactions (unobservable inputs) in the absence of observable market inputs. Based upon the above, the following fair value hierarchy was created:

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these instruments at June 30, 2020 and March 31, 2020.

	June 30, 2020		March 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$616,500	$600,000	$603,000
2019 Senior Notes	400,000	400,000	400,000	386,000
2012 Term B-5 Loans	634,000	619,735	690,000	638,250
2012 ABL Revolver	—	—	55,000	55,000
Interest rate swaps	5,916	5,916	6,317	6,317

At June 30, 2020 and March 31, 2020, we did not have any assets or liabilities measured in Level 1 or 3.

9. Derivative Instruments

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

The following tables summarize the fair values of our derivative instruments as of the end of the periods shown:

	June 30, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(1,608)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(4,308)
Total fair value				$(1,608)	$(4,308)

	March 31, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(1,905)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(4,412)
Total fair value				$(1,905)	$(4,412)

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended June 30,
(In thousands)	Location	2020	2019
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$309	$—
Gain (Loss) Reclassified from Accumulative Other Comprehensive Loss into Income	Interest expense	—	—
Loss Recognized as Expense	Interest expense	(1,026)	—

We expect pre-tax losses of $1.6 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2020.

During the three months ended June 30, 2020 and 2019, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2020	2019
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	31,117	26,264
Average price per share	$39.91	$30.44
Total amount repurchased	$1.2 million	$0.8 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—	949,825
Average price per share	—	$30.29
Total amount repurchased	—	$28.8 million

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2020 and March 31, 2020:

(In thousands)	June 30, 2020	March 31, 2020
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(28,651)	$(39,241)
Unrealized loss on interest rate swaps, net of tax of $1,361 and $1,453, respectively	(4,555)	(4,864)
Unrecognized net loss on pension plans, net of tax of $(17) and $(17), respectively	(56)	(56)
Accumulated other comprehensive loss, net of tax	$(33,262)	$(44,161)

As of June 30, 2020 and March 31, 2020, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2020	2019
Numerator
Net income	$43,706	$33,925

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,264	51,697
Dilutive effect of nonvested restricted stock units and options issued to employees and directors	544	350
Denominator for diluted earnings per share	50,808	52,047

Earnings per Common Share:
Basic earnings per share	$0.87	$0.66

Diluted earnings per share	$0.86	$0.65

For the three months ended June 30, 2020 and 2019, there were 0.6 million and 1.0 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

On June 23, 2020, the Board of Directors adopted the Prestige Consumer Healthcare Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on August 4, 2020, upon the approval of the 2020 Plan by our stockholders. A total of 2,827,210 shares are available for issuance under the 2020 Plan (comprised of 2,000,000 new shares plus 827,210 shares that were unissued under the Plan). All future equity awards will be made from the 2020 Plan, and the Company will not grant any additional awards under the Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2020	2019
Pre-tax share-based compensation costs charged against income	$1,464	$1,381
Income tax benefit recognized on compensation costs	$112	$210
Total fair value of options and RSUs vested during the period	$5,781	$6,099
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$944	$434

At June 30, 2020, there were $11.7 million of unrecognized compensation costs related to nonvested share-based compensation arrangements under the Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.1 years. At June 30, 2020, there were 1.1 million shares available for issuance under the Plan.

On May 4, 2020, the Compensation and Talent Management Committee (the "Committee") of our Board of Directors granted 79,070 performance stock units, 73,636 RSUs and stock options to acquire 249,875 shares of our common stock under the Plan to certain executive officers and employees. Performance units are earned based on achievement of the performance objectives set by the Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. In light of the uncertain economic environment, the Committee elected to set the performance objectives applicable to these awards at a later date. The stock options were granted at an exercise price of $39.98 per share, which was equal to the closing price for our common stock on the date of the grant.
A newly appointed independent member of the Board of Directors received a grant under the Plan of 907 RSUs on May 4, 2020.
Restricted Stock Units

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2019
Vested and unvested at March 31, 2019	413.0	$36.58
Granted	195.2	30.55
Vested and issued	(61.8)	48.04
Forfeited	(25.2)	36.85
Vested and unvested at June 30, 2019	521.2	32.94
Vested at June 30, 2019	113.2	31.05

Three Months Ended June 30, 2020
Vested and unvested at March 31, 2020	512.1	$32.49
Granted	153.6	39.98
Vested and issued	(74.0)	44.38
Forfeited	(4.7)	56.11
Vested and unvested at June 30, 2020	587.0	32.76
Vested at June 30, 2020	124.2	30.54

Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2020	2019
Expected volatility	32.1% - 32.2%	30.9% - 31.3%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	0.5%	2.3% to 2.4%
Weighted average grant date fair value of options granted	12.91	10.83

A summary of option activity under the Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2019
Outstanding at March 31, 2019	944.6	$38.45
Granted	302.7	30.53
Exercised	(9.3)	29.46
Forfeited or expired	(95.9)	42.62
Outstanding at June 30, 2019	1,142.1	36.07	7.5	$2,540
Vested at June 30, 2019	628.6	38.70	6.0	$2,206

Three Months Ended June 30, 2020
Outstanding at March 31, 2020	1,020.2	$35.90
Granted	249.9	39.98
Exercised	(60.5)	20.10
Forfeited or expired	—	—
Outstanding at June 30, 2020	1,209.6	37.53	7.3	$5,770
Vested at June 30, 2020	701.5	39.36	5.9	$3,874

The aggregate intrinsic value of options exercised during the three months ended June 30, 2020 was $1.2 million.

14. Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 24.9% and 26.3% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 and 2019 differed from the U.S. statutory rate primarily due to state tax rate legislative changes, discrete items pertaining to share-based compensation and interest expense accruals relating to uncertain tax positions.

15.  Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended June 30,
(In thousands)	2020	2019
Interest cost	$525	$577
Expected return on assets	(647)	(721)
Net periodic benefit income	$(122)	$(144)

During the three months ended June 30, 2020, we contributed $0.1 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2021, we expect to contribute an additional $0.3 million to our non-qualified plan and make no further contributions to the qualified plan.

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

17. Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three months ended June 30, 2020 and 2019, approximately 48.0% and 44.1% of our gross revenues were derived from our five top selling brands. Two customers, Walmart and Amazon, accounted for more than 10% of our gross revenues for the three months ended June 30, 2020. Walmart accounted for approximately 22.0% and 24.2% of our gross revenues for the three months ended June 30, 2020 and 2019, respectively. Amazon accounted for approximately 13.3% and 3.3% of our gross revenues for the three months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 60.6% of gross sales for the three months ended June 30, 2020. At June 30, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 30 manufacturers that produced items that accounted for approximately 67.1% of gross sales for the three months ended June 30, 2019. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

18. Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of the FASB ASC 280. Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and marketing expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$210,658	$18,736	$229,394
Cost of sales	87,827	7,699	95,526
Gross profit	122,831	11,037	133,868
Advertising and marketing	24,680	3,070	27,750
Contribution margin	$98,151	$7,967	106,118
Other operating expenses			25,999
Operating income			$80,119
* Intersegment revenues of $1.0 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$210,784	$21,370	$232,154
Cost of sales	88,811	9,276	98,087
Gross profit	121,973	12,094	134,067
Advertising and marketing	31,014	3,787	34,801
Contribution margin	$90,959	$8,307	99,266
Other operating expenses			27,780
Operating income			$71,486
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,867	$274	$28,141
Cough & Cold	13,438	3,902	17,340
Women's Health	65,410	2,431	67,841
Gastrointestinal	30,050	5,705	35,755
Eye & Ear Care	22,852	2,545	25,397
Dermatologicals	27,620	699	28,319
Oral Care	22,166	3,179	25,345
Other OTC	1,255	1	1,256
Total segment revenues	$210,658	$18,736	$229,394

	Three Months Ended June 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$28,535	$230	$28,765
Cough & Cold	17,340	5,382	22,722
Women's Health	59,578	2,419	61,997
Gastrointestinal	31,572	6,985	38,557
Eye & Ear Care	26,753	3,011	29,764
Dermatologicals	25,738	690	26,428
Oral Care	19,979	2,652	22,631
Other OTC	1,289	1	1,290
Total segment revenues	$210,784	$21,370	$232,154

Our total segment revenues by geographic area are as follows:

	Three Months Ended June 30,
	2020	2019
United States	$199,346	$200,629
Rest of world	30,048	31,525
Total	$229,394	$232,154

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

June 30, 2020	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$30,485	$577,128

Intangible assets
Indefinite-lived	2,195,617	78,074	2,273,691
Finite-lived, net	204,819	4,541	209,360
Intangible assets, net	2,400,436	82,615	2,483,051
Total	$2,947,079	$113,100	$3,060,179

March 31, 2020	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$28,536	$575,179
Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived, net	209,604	4,456	214,060
Intangible assets, net	2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

19. Subsequent Event

Director Equity Grants
Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 3,732 RSUs on August 4, 2020. The RSUs are fully vested upon receipt of the award and will be settled by delivery to each director of one share of our common stock for each vested RSU promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 28 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, reference to a year (e.g., 2021) refers to our fiscal year ended March 31 of that year.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name over-the-counter ("OTC") healthcare products to mass merchandisers, drug, food, dollar, convenience, and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

We have grown our brand portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of OTC brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies, as well as private equity firms. While many of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network.  We pursue this growth through increased spending on advertising and marketing support, new sales and marketing strategies, improved packaging and formulations, and innovative development of brand extensions.

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. If the outbreak continues to spread or if we continue a period of recession or enter a depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to the United States shelter-in-place restrictions, followed by a significant decrease in consumer consumption in the weeks that followed. The decrease in consumption varied over the quarter with some categories positively impacted and some categories negatively impacted. Early in our first quarter of fiscal 2021, it had been reported to us that there had been an increase in absenteeism at our distribution center and some of our suppliers, however, we have not experienced a material disruption to our overall supply chain to date. These circumstances could change in this dynamic, unprecedented environment. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Results of Operations

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2020	%	2019	%	Amount	%
North American OTC Healthcare
Analgesics	$27,867	12.1	$28,535	12.3	$(668)	(2.3)
Cough & Cold	13,438	5.9	17,340	7.5	(3,902)	(22.5)
Women's Health	65,410	28.5	59,578	25.7	5,832	9.8
Gastrointestinal	30,050	13.1	31,572	13.6	(1,522)	(4.8)
Eye & Ear Care	22,852	10.0	26,753	11.5	(3,901)	(14.6)
Dermatologicals	27,620	12.0	25,738	11.1	1,882	7.3
Oral Care	22,166	9.7	19,979	8.6	2,187	10.9
Other OTC	1,255	0.5	1,289	0.6	(34)	(2.6)
Total North American OTC Healthcare	210,658	91.8	210,784	90.9	(126)	(0.1)

International OTC Healthcare
Analgesics	274	0.1	230	0.1	44	19.1
Cough & Cold	3,902	1.7	5,382	2.3	(1,480)	(27.5)
Women's Health	2,431	1.1	2,419	1.0	12	0.5
Gastrointestinal	5,705	2.5	6,985	3.0	(1,280)	(18.3)
Eye & Ear Care	2,545	1.1	3,011	1.3	(466)	(15.5)
Dermatologicals	699	0.3	690	0.3	9	1.3
Oral Care	3,179	1.4	2,652	1.1	527	19.9
Other OTC	1	—	1	—	—	—
Total International OTC Healthcare	18,736	8.2	21,370	9.1	(2,634)	(12.3)

Total Consolidated	$229,394	100.0	$232,154	100.0	$(2,760)	(1.2)

Total segment revenues for the three months ended June 30, 2020 were $229.4 million, a decrease of $2.8 million, or 1.2%, versus the three months ended June 30, 2019. The $2.8 million decrease was primarily related to the decrease in our International OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment were relatively flat, decreasing $0.1 million, or 0.1%, during the three months ended June 30, 2020 versus the three months ended June 30, 2019. The three months ended June 30, 2020 were positively impacted by the Women’s Health, Oral Care and Dermatologicals categories, but offset by lower Cough & Cold, Eye & Ear Care and Gastrointestinal revenues as categories we participate in faced declines in incidence levels and usage rates related to COVID-19.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $2.6 million, or 12.3%, during the three months ended June 30, 2020 versus the three months ended June 30, 2019. The $2.6 million decrease was primarily attributable to decreased sales in our Australian subsidiary primarily related to the reduction in sales of Hydralyte due to both lower general consumer illnesses and activities such as athletics resulting from the various social distancing measures brought on by COVID-19.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2020	%	2019	%	Amount	%
North American OTC Healthcare	$122,831	58.3	$121,973	57.9	$858	0.7
International OTC Healthcare	11,037	58.9	12,094	56.6	(1,057)	(8.7)
	$133,868	58.4	$134,067	57.8	$(199)	(0.1)

Gross profit for the three months ended June 30, 2020 was relatively flat, decreasing $0.2 million, or 0.1%, when compared with the three months ended June 30, 2019.  The decrease in gross profit was primarily due to the decrease in the International OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 58.4% during the three months ended June 30, 2020, from 57.8% during the three months ended June 30, 2019. The increase in gross profit as a percentage of revenues was primarily a result of product mix.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment remained relatively flat, increasing $0.9 million, or 0.7%, during the three months ended June 30, 2020 versus the three months ended June 30, 2019. As a percentage of North American OTC Healthcare revenues, gross profit increased to 58.3% during the three months ended June 30, 2020 from 57.9% during the three months ended June 30, 2019, primarily due to improved logistics costs resulting from our warehouse transition.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $1.1 million, or 8.7%, during the three months ended June 30, 2020 versus the three months ended June 30, 2019. As a percentage of International OTC Healthcare revenues, gross profit increased to 58.9% during the three months ended June 30, 2020 from 56.6% during the three months ended June 30, 2019, primarily due to customer and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2020	%	2019	%	Amount	%
North American OTC Healthcare	$98,151	46.6	$90,959	43.2	$7,192	7.9
International OTC Healthcare	7,967	42.5	8,307	38.9	(340)	(4.1)
	$106,118	46.3	$99,266	42.8	$6,852	6.9

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $7.2 million, or 7.9%, during the three months ended June 30, 2020 versus the three months ended June 30, 2019. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 46.6% during the three months ended June 30, 2020 from 43.2% during the three months ended June 30, 2019. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross margin noted above as well as a decrease in advertising and marketing reflecting spend efficiencies and reductions across brands/categories driven by consumer behavior.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.3 million, or 4.1%, during the three months ended June 30, 2020 versus the three months ended June 30, 2019. As a percentage of International OTC Healthcare revenues, contribution margin increased to 42.5% during the three months ended June 30, 2020 from 38.9% during the three months ended June 30, 2019. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross margin noted above as well as a decrease in advertising and marketing reflecting spend efficiencies and reductions across brands/categories driven by consumer behavior.
General and Administrative
General and administrative expenses were $19.9 million for the three months ended June 30, 2020 versus $21.7 million for the three months ended June 30, 2019. The decrease in general and administrative expenses was primarily due to a decrease in compensation costs resulting from attrition as well as reduced travel costs.

Depreciation and Amortization
Depreciation and amortization expenses remained relatively flat at $6.1 million for the three months ended June 30, 2020 and 2019.

Interest Expense
Interest expense was $22.0 million during the three months ended June 30, 2020, versus $25.1 million during the three months ended June 30, 2019. The average indebtedness decreased to $1.7 billion during the three months ended June 30, 2020 from $1.8 billion during the three months ended June 30, 2019. The average cost of borrowing decreased to 5.1% for the three months ended June 30, 2020 from 5.5% for the three months ended June 30, 2019.

Income Taxes
The provision for income taxes during the three months ended June 30, 2020 was $14.5 million versus $12.1 million during the three months ended June 30, 2019.  The effective tax rate during the three months ended June 30, 2020 was 24.9% versus 26.3% during the three months ended June 30, 2019. The decrease in the effective tax rate for the three months ended June 30, 2020 was primarily due to discrete items arising from stock-based compensation.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchases, capital expenditures, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months.

As of June 30, 2020, we had cash and cash equivalents of $57.9 million, a decrease of $36.8 million from March 31, 2020. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ Change
Cash provided by (used in):
Operating Activities	$75,154	$52,777	$22,377
Investing Activities	(2,553)	(1,956)	(597)
Financing Activities	(111,362)	(49,290)	(62,072)
Effects of exchange rate changes on cash and cash equivalents	1,942	(19)	1,961
Net change in cash and cash equivalents	$(36,819)	$1,512	$(38,331)

Operating Activities
Net cash provided by operating activities was $75.2 million for the three months ended June 30, 2020, compared to $52.8 million for the three months ended June 30, 2019. The $22.4 million increase was due to an increase in net income after non-cash items and decreased working capital.

Investing Activities
Net cash used in investing activities was $2.6 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019. The increase was due to an increase in capital expenditures in the current period.

Financing Activities
Net cash used in financing activities was $111.4 million for the three months ended June 30, 2020, compared to $49.3 million for the three months ended June 30, 2019.  The increase was primarily due to increased repayments of debt of $76.0 million and decreased borrowings of $15.0 million in the current period, partly offset by the repurchase of common stock of $28.6 million in the prior period.

Capital Resources

As of June 30, 2020, we had an aggregate of $1.6 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024; and
•$634.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024.

As of June 30, 2020, we had no balance outstanding on 2012 ABL Revolver and a borrowing capacity of $128.2 million.

During the years ended March 31, 2020 and 2019, under the 2012 Term Loan, we made voluntary principal payments against outstanding indebtedness of $48.0 million and $200.0 million, respectively. During the three months ended June 30, 2020, we made voluntary principal payments against outstanding indebtedness of $56.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of June 30, 2020, was $634.0 million. Since we have made optional payments in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until the fiscal year ending March 31, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2021 (remaining nine months ending March 31, 2021)	$—
2022	—
2023	—
2024	1,234,000
2025	—
Thereafter	400,000
$1,634,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended June 30, 2020 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2020 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2020 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At June 30, 2020, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Interest Rate Swaps:
We currently have two interest rate swaps to hedge a total of $400.0 million of our variable interest debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  There were no material changes to our critical accounting policies during the three months ended June 30, 2020.

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
•Our inability to increase organic growth via new product introductions, line extensions, increased spending on advertising and marketing support, and other new sales and marketing strategies;
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

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. To manage this risk, we use interest rate swaps to hedge a total of $400.0 million of this variable rate debt.  At June 30, 2020, approximately $234.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2020 of approximately $0.8 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2020 and 2019, approximately 10.0% and 10.6%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2020 and 2019. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.0 million for the three months ended June 30, 2020 and approximately $0.9 million for the three months ended June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2020.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition or future results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2020	—	$—	—	$—
May 1 to May 31, 2020	31,117	$39.91	—	$—
June 1 to June 30, 2020	—	$—	—	$—
Total	31,117		—
(a) These repurchases were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2020 Annual Meeting of Stockholders of the Company was held on August 4, 2020. The stockholders of the Company voted upon four proposals at the Annual Meeting, with the following results:

Item 1 – Election of eight directors nominated by the Board of Directors to serve until the 2021 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	45,269,074	1,451,221	723,866
John E. Byom	45,305,267	1,415,028	723,866
Gary E. Costley	45,377,599	1,342,696	723,866
Sheila A. Hopkins	46,260,069	460,226	723,866
James M. Jenness	46,045,845	674,450	723,866
Natale S. Ricciardi	46,257,087	463,208	723,866
Christopher J. Coughlin	46,255,736	464,559	723,866
Dawn M. Zier	46,484,252	236,043	723,866

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2021.

For	Against	Abstentions
45,921,692	1,476,402	46,067

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
45,471,933	1,080,628	167,734	723,866

Item 4 – Approval of the Company's 2020 Long-Term Incentive Plan.

For	Against	Abstentions	Broker Non-Votes
44,757,142	1,957,044	6,109	723,866

ITEM 6.  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 6, 2020	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)