Form 10-Q
period 2020-09-30
Prestige Consumer Healthcare Inc.
filed 2020-11-05
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Yes ☐ No ☒
As of October 30, 2020, there were 50,103,802 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues
Net sales	$237,409	$238,051	$466,793	$470,184
Other revenues	13	18	23	39
Total revenues	237,422	238,069	466,816	470,223

Cost of Sales
Cost of sales excluding depreciation	98,239	100,318	192,363	197,418
Cost of sales depreciation	1,522	1,000	2,924	1,987
Cost of sales	99,761	101,318	195,287	199,405
Gross profit	137,661	136,751	271,529	270,818

Operating Expenses
Advertising and marketing	38,341	38,667	66,091	73,468
General and administrative	20,388	22,514	40,322	44,220
Depreciation and amortization	6,029	6,222	12,094	12,296
Total operating expenses	64,758	67,403	118,507	129,984
Operating income	72,903	69,348	153,022	140,834

Other (income) expense
Interest expense, net	21,266	24,477	43,207	49,497
Other (income) expense, net	(259)	859	(249)	1,275
Total other expense	21,007	25,336	42,958	50,772
Income before income taxes	51,896	44,012	110,064	90,062
Provision for income taxes	7,307	10,760	21,769	22,885
Net income	$44,589	$33,252	$88,295	$67,177

Earnings per share:
Basic	$0.89	$0.66	$1.76	$1.32
Diluted	$0.88	$0.65	$1.74	$1.31

Weighted average shares outstanding:
Basic	50,330	50,455	50,297	51,073
Diluted	50,661	50,811	50,672	51,426

Comprehensive income, net of tax:
Currency translation adjustments	3,665	(3,584)	14,255	(3,808)
Unrealized gain on interest rate swaps	985	—	1,294	—
Total other comprehensive income (loss)	4,650	(3,584)	15,549	(3,808)
Comprehensive income	$49,239	$29,668	$103,844	$63,369
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2020	March 31, 2020

Assets
Current assets
Cash and cash equivalents	$26,603	$94,760
Accounts receivable, net of allowance of $18,450 and $20,194, respectively	122,207	150,517
Inventories	114,026	116,026
Prepaid expenses and other current assets	7,017	4,351
Total current assets	269,853	365,654

Property, plant and equipment, net	65,161	55,988
Operating lease right-of-use assets	26,211	28,888
Finance lease right-of-use assets, net	10,897	5,842
Goodwill	577,919	575,179
Intangible assets, net	2,481,236	2,479,391
Other long-term assets	3,029	2,963
Total Assets	$3,434,306	$3,513,905

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$55,423	$62,375
Accrued interest payable	7,515	9,911
Operating lease liabilities, current portion	5,411	5,612
Finance lease liabilities, current portion	2,648	1,220
Other accrued liabilities	65,123	70,763
Total current liabilities	136,120	149,881

Long-term debt, net	1,548,100	1,730,300
Deferred income tax liabilities	416,383	407,812
Long-term operating lease liabilities, net of current portion	22,450	24,877
Long-term finance lease liabilities, net of current portion	8,428	4,626
Other long-term liabilities	24,608	25,438
Total Liabilities	2,156,089	2,342,934

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,941 shares at September 30, 2020 and 53,805 shares at March 31, 2020	539	538
Additional paid-in capital	493,756	488,116
Treasury stock, at cost - 3,779 shares at September 30, 2020 and 3,719 shares at March 31, 2020	(119,862)	(117,623)
Accumulated other comprehensive loss, net of tax	(28,612)	(44,161)
Retained earnings	932,396	844,101
Total Stockholders' Equity	1,278,217	1,170,971
Total Liabilities and Stockholders' Equity	$3,434,306	$3,513,905
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2020	53,939	$539	$490,795	3,750	$(118,865)	$(33,262)	$887,807	$1,227,014
Stock-based compensation	—	—	2,892	—	—	—	—	2,892
Exercise of stock options	2	—	69	—	—	—	—	69
Treasury share repurchases	—	—	—	29	(997)	—	—	(997)
Net income	—	—	—	—	—	—	44,589	44,589
Comprehensive income	—	—	—	—	—	4,650	—	4,650
Balances at September 30, 2020	53,941	$539	$493,756	3,779	$(119,862)	$(28,612)	$932,396	$1,278,217

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2019	53,741	$537	$480,805	2,848	$(89,493)	$(25,971)	$735,745	$1,101,623
Stock-based compensation	—	—	2,521	—	—	—	—	2,521
Exercise of stock options	9	—	269	—	—	—	—	269
Issuance of shares related to restricted stock	5	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	675	(21,291)	—	—	(21,291)
Net income	—	—	—	—	—	—	33,252	33,252
Comprehensive loss	—	—	—	—	—	(3,584)	—	(3,584)
Balances at September 30, 2019	53,755	$537	$483,595	3,523	$(110,784)	$(29,555)	$768,997	$1,112,790

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
Stock-based compensation	—	—	4,356	—	—	—	—	4,356
Exercise of stock options	62	—	1,285	—	—	—	—	1,285
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	60	(2,239)	—	—	(2,239)
Net income	—	—	—	—	—	—	88,295	88,295
Comprehensive income	—	—	—	—	—	15,549	—	15,549
Balances at September 30, 2020	53,941	$539	$493,756	3,779	$(119,862)	$(28,612)	$932,396	$1,278,217

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
Stock-based compensation	—	—	3,902	—	—	—	—	3,902
Exercise of stock options	18	—	544	—	—	—	—	544
Issuance of shares related to restricted stock	67	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,652	(50,856)	—	—	(50,856)
Net income	—	—	—	—	—	—	67,177	67,177
Comprehensive loss	—	—	—	—	—	(3,808)	—	(3,808)
Balances at September 30, 2019	53,755	$537	$483,595	3,523	$(110,784)	$(29,555)	$768,997	$1,112,790
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2020	2019
Operating Activities
Net income	$88,295	$67,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,018	14,283
Loss on disposal of property and equipment	131	19
Deferred income taxes	3,656	5,827
Amortization of debt origination costs	2,918	1,711
Stock-based compensation costs	4,356	3,902
Non-cash operating lease cost	3,587	3,154
Interest expense relating to finance lease liability	109	—
Changes in operating assets and liabilities:
Accounts receivable	29,358	5,982
Inventories	3,213	(6,400)
Prepaid expenses and other current assets	(2,476)	(3,128)
Accounts payable	(9,183)	8,465
Accrued liabilities	(8,125)	6,616
Operating lease liabilities	(3,446)	(3,398)
Other	(118)	(1,210)
Net cash provided by operating activities	127,293	103,000

Investing Activities
Purchases of property, plant and equipment	(11,619)	(5,822)
Net cash used in investing activities	(11,619)	(5,822)

Financing Activities
Term loan repayments	(130,000)	—
Borrowings under revolving credit agreement	—	30,000
Repayments under revolving credit agreement	(55,000)	(76,000)
Payments of finance leases	(712)	—
Proceeds from exercise of stock options	1,285	544
Fair value of shares surrendered as payment of tax withholding	(1,242)	(880)
Repurchase of common stock	(997)	(49,976)
Net cash used in financing activities	(186,666)	(96,312)

Effects of exchange rate changes on cash and cash equivalents	2,835	(491)
(Decrease) increase in cash and cash equivalents	(68,157)	375
Cash and cash equivalents - beginning of period	94,760	27,530
Cash and cash equivalents - end of period	$26,603	$27,905

Interest paid	$42,423	$48,033
Income taxes paid	$18,818	$14,655
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada), and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 7 to these Condensed Consolidated Financial Statements.

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. The COVID-19 pandemic and the corresponding government responses have led to increased unemployment and economic uncertainty, which could lead to a further reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain. Recessionary conditions could reduce demand for our products and put downward pressure on prices. If the outbreak continues to spread or if we continue to experience a period of recession or enter a depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter and have since seen more stable consumer consumption and customer orders in recent weeks. Sales varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold, and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as they looked to avoid doctor visits and increased focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, it had been reported to us that there had been an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We also continue to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date the pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of its impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2021) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2021.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2020	March 31, 2020
Components of Inventories
Packaging and raw materials	$9,107	$9,803
Work in process	297	355
Finished goods	104,622	105,868
Inventories	$114,026	$116,026

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.5 million and $6.5 million at September 30, 2020 and March 31, 2020, respectively, related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2020
Goodwill	$710,354	$28,536	$738,890
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - March 31, 2020	546,643	28,536	575,179
Effects of foreign currency exchange rates	—	2,740	2,740
Balance - September 30, 2020
Goodwill	710,354	31,276	741,630
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - September 30, 2020	$546,643	$31,276	$577,919

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. On February 29, 2020, the date of our annual impairment review, there were no indicators of impairment as a result of the analysis and, accordingly, no impairment charge was taken on our March 31, 2020 financial statements. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 29, 2020 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and marketing may require an impairment charge to be recorded in the future. We continuously monitor events which could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended September 30, 2020. As of September 30, 2020, we determined no events have occurred that would indicate potential impairment of goodwill. However, the continued duration and severity of COVID-19 may result in future impairment charges as the prolonged pandemic could have an impact on our results due to changes in consumer habits. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of our goodwill, including long-term growth rates and discount rates.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2020	$2,265,331	$389,801	$2,655,132
Effects of foreign currency exchange rates	11,352	489	11,841
Balance — September 30, 2020	2,276,683	390,290	2,666,973

Accumulated Amortization
Balance — March 31, 2020	—	175,741	175,741
Additions	—	9,817	9,817
Effects of foreign currency exchange rates	—	179	179
Balance — September 30, 2020	—	185,737	185,737

Intangible assets, net - September 30, 2020	$2,276,683	$204,553	$2,481,236

Amortization expense was $4.9 million and $9.8 million for the three and six months ended September 30, 2020, respectively, and $4.9 million and $9.8 million for the three and six months ended September 30, 2019, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2021 (remaining six months ended March 31, 2021)	9,823
2022	19,645
2023	19,645
2024	19,615
2025	17,570
Thereafter	118,255
$204,553

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

We continuously monitor events which could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended September 30, 2020. As of September 30, 2020, we determined no events have occurred that would indicate potential impairment of intangible assets. However, the continued duration and severity of COVID-19 may result in future impairment charges as the prolonged pandemic could have an impact on our results due to changes in consumer habits. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of our intangible assets, including long-term growth rates and discount rates.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and six months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$443	—	$768	$—
Interest on lease liabilities	59	—	109	—
Operating lease cost	1,692	2,242	3,389	3,458
Short term lease cost	22	27	45	50
Variable lease cost	12,303	15,696	24,010	32,295
Sublease income	(55)	(860)	(109)	(1,774)
Total net lease cost	$14,464	17,105	$28,212	$34,029

As of September 30, 2020, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2021 (Remaining six months ending March 31, 2021)	$3,613	$1,466	$5,079
2022	6,521	2,932	9,453
2023	6,291	2,932	9,223
2024	6,303	2,932	9,235
2025	4,132	1,467	5,599
Thereafter	4,974	—	4,974
Total undiscounted lease payments	31,834	11,729	43,563
Less amount of lease payments representing interest	(3,973)	(653)	(4,626)
Total present value of lease payments	$27,861	$11,076	$38,937

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2020
Weighted average remaining lease term (years)
Operating leases	5.08
Finance leases	4.00
Weighted average discount rate
Operating leases	5.28%
Finance leases	2.96%

Under our Master Services Agreement with GEODIS Logistics LLC ("GEODIS"), GEODIS purchased certain assets for our use that went into service during the three months ended September 30, 2020. The right-of-use ("ROU") asset and lease liability at the commencement of this finance lease was $5.8 million.

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2020	March 31, 2020
Accrued marketing costs	$37,420	$34,450
Accrued compensation costs	8,025	13,393
Accrued broker commissions	986	1,491
Income taxes payable	2,902	3,210
Accrued professional fees	3,700	4,183
Accrued production costs	3,187	5,628
Accrued sales tax	930	1,917
Other accrued liabilities	7,973	6,491
	$65,123	$70,763

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2020	March 31, 2020
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a base rate floor of 1.00%, due on January 26, 2024.	560,000	690,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	55,000
Long-term debt	1,560,000	1,745,000
Less: unamortized debt costs	(11,900)	(14,700)
Long-term debt, net	$1,548,100	$1,730,300

At September 30, 2020, we had no balance outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and a borrowing capacity of $132.7 million.

Interest Rate Swaps:
We currently have two interest rate swaps to hedge a total of $400.0 million of our variable interest debt (see Note 9 for further details).

As of September 30, 2020, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2024 (the "2016 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2021 (remaining six months ending March 31, 2021)	$—
2022	—
2023	—
2024	1,160,000
2025	—
Thereafter	400,000
$1,560,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these instruments at September 30, 2020 and March 31, 2020.

	September 30, 2020		March 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$616,500	$600,000	$603,000
2019 Senior Notes	400,000	413,000	400,000	386,000
2012 Term B-5 Loans	560,000	555,100	690,000	638,250
2012 ABL Revolver	—	—	55,000	55,000
Interest rate swaps	4,637	4,637	6,317	6,317

At September 30, 2020 and March 31, 2020, we did not have any assets or liabilities measured in Level 1 or 3.

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

The following tables summarize the fair values of our derivative instruments as of the end of the periods shown:

	September 30, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(926)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(3,711)
Total fair value				$(926)	$(3,711)

	March 31, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(1,905)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(4,412)
Total fair value				$(1,905)	$(4,412)

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	Location	2020	2019	2020	2019
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	985	—	$1,294	$—
Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	—	—	—	—
Loss Recognized as Expense	Interest expense	(1,396)	—	(2,422)	—

We expect pre-tax losses of $3.7 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2020.

During the three and six months ended September 30, 2020 and 2019, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	2,273	31,117	28,537
Average price per share	—	$35.32	$39.91	$30.83
Total amount repurchased	$—	$0.1 million	$1.2 million	$0.9 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	28,865	672,719	28,865	1,622,544
Average price per share	$34.55	$31.53	$34.55	$30.80
Total amount repurchased	$1.0 million	$21.2 million	$1.0 million	$50.0 million

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2020 and March 31, 2020:

(In thousands)	September 30, 2020	March 31, 2020
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(24,986)	$(39,241)
Unrealized loss on interest rate swaps, net of tax of $1,067 and $1,453, respectively	(3,570)	(4,864)
Unrecognized net loss on pension plans, net of tax of $17 and $17, respectively	(56)	(56)
Accumulated other comprehensive loss, net of tax	$(28,612)	$(44,161)

As of September 30, 2020 and March 31, 2020, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income	$44,589	$33,252	$88,295	$67,177

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,330	50,455	50,297	51,073
Dilutive effect of unvested restricted stock units and options issued to employees and directors	331	356	375	353
Denominator for diluted earnings per share	50,661	50,811	50,672	51,426

Earnings per Common Share:
Basic earnings per share	$0.89	$0.66	$1.76	$1.32

Diluted earnings per share	$0.88	$0.65	$1.74	$1.31

For the three months ended September 30, 2020 and 2019, there were 0.6 million and 0.7 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2020 and 2019, there were 0.6 million and 0.9 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
13.    Share-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “2005 Plan”), which provided for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, RSUs and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, our stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the 2005 Plan, an increase of the maximum number of shares subject to stock options that could be awarded to any one participant under the 2005 Plan during any fiscal 12-month period from 1.0 million to 2.5 million shares, and an extension of the term of the 2005 Plan by ten years, to February 2025.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, were eligible for grants under the 2005 Plan.

On June 23, 2020, the Board of Directors adopted the Prestige Consumer Healthcare Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on August 4, 2020, upon the approval of the 2020 Plan by our stockholders. A total of 2,827,210 shares are available for issuance under the 2020 Plan (comprised of 2,000,000 new shares plus 827,210 shares that were unissued under the 2005 Plan). All future equity awards will be made from the 2020 Plan, and the Company will not grant any additional awards under the 2005 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Pre-tax share-based compensation costs charged against income	$2,892	$2,521	$4,356	$3,902
Income tax benefit recognized on compensation costs	$451	$401	$563	$611
Total fair value of options and RSUs vested during the period	$1,015	$1,266	$6,796	$7,365
Cash received from the exercise of stock options	$69	$269	$1,285	$544
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$4	$48	$948	$482

At September 30, 2020, there were $9.8 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the 2005 Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1 year. At September 30, 2020, there were 2.8 million shares available for issuance under the 2020 Plan.

On May 4, 2020, the Compensation and Talent Management Committee (the "Committee") of our Board of Directors granted 79,070 performance stock units, 73,636 RSUs and stock options to acquire 249,875 shares of our common stock under the 2005 Plan to certain executive officers and employees. Performance units are earned based on achievement of the performance objectives set by the Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. In light of the uncertain economic environment, the Committee elected to set the performance objectives applicable to these awards at a later date. The stock options were granted at an exercise price of $39.98 per share, which was equal to the closing price for our common stock on the date of the grant.
A newly appointed independent member of the Board of Directors received a grant under the 2005 Plan of 907 RSUs on May 4, 2020.
On August 4, 2020, each of the independent members of the Board of Directors received a grant of 3,732 RSUs under the 2020 Plan. The RSUs are fully vested upon receipt of the award and will be settled by delivery to each director of one share of our common stock for each vested RSU promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.
Restricted Stock Units

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2019
Vested and unvested at March 31, 2019	413.0	$36.58
Granted	220.3	31.02
Vested and issued	(66.8)	47.99
Forfeited	(27.8)	36.71
Vested and unvested at September 30, 2019	538.7	32.88
Vested at September 30, 2019	138.3	31.71

Six Months Ended September 30, 2020
Vested and unvested at March 31, 2020	512.1	$32.49
Granted	179.7	39.82
Vested and issued	(74.0)	44.38
Forfeited	(4.7)	56.11
Vested and unvested at September 30, 2020	613.1	33.02
Vested at September 30, 2020	150.4	31.98

Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2020	2019
Expected volatility	32.1% - 32.2%	30.9% - 31.3%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	0.5%	2.3% to 2.4%
Weighted average grant date fair value of options granted	12.91	10.83

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2019
Outstanding at March 31, 2019	944.6	$38.45
Granted	302.7	30.53
Exercised	(18.4)	29.57
Forfeited or expired	(124.7)	43.08
Outstanding at September 30, 2019	1,104.2	35.90	7.2	$3,959
Vested at September 30, 2019	610.2	38.56	5.7	$2,772

Six Months Ended September 30, 2020
Outstanding at March 31, 2020	1,020.2	$35.90
Granted	249.9	39.98
Exercised	(62.8)	20.46
Forfeited or expired	—	—
Outstanding at September 30, 2020	1,207.3	37.55	7.0	$5,032
Vested at September 30, 2020	699.1	39.39	5.6	$3,430

The aggregate intrinsic value of options exercised during the six months ended September 30, 2020 was $1.3 million.

14.    Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. In July 2020, final regulations were issued for GILTI, which include a high-tax exception for certain income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. corporate tax rate of 21%. We calculated the potential impact of these final regulations and accounted for those impacts in the quarterly provision for the period ended September 30, 2020.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 14.1% and 24.5% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rates used in the calculation of income taxes were 19.8% and 25.4% for the six months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the six months ended September 30, 2020 versus the prior year period was primarily due to the final GILTI regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards of $5.1 million.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest cost	$525	$577	$1,050	$1,154
Expected return on assets	(647)	(721)	(1,294)	(1,442)
Net periodic benefit income	$(122)	$(144)	$(244)	$(288)

During the six months ended September 30, 2020, we contributed $0.2 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2021, we expect to contribute an additional $0.2 million to our non-qualified plan and make a $1.0 million contribution to the qualified plan.

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

17.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and six months ended September 30, 2020, approximately 45.8% and 46.2%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2019, approximately 42.6% and 43.3%, respectively of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for the three and six months ended September 30, 2020. Walmart accounted for approximately 22.5% and 22.3%, respectively, of our gross revenues for the three and six months ended September 30, 2020. Walmart accounted for approximately 22.9% and 23.5%, respectively, of our gross revenues for the three and six months ended September 30, 2019.

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

At September 30, 2020, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 65.4% of gross sales for the six months ended September 30, 2020. At September 30, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 30 manufacturers that produced items that accounted for approximately 66.4% of gross sales for the six months ended September 30, 2019. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$216,575	$20,847	$237,422
Cost of sales	91,069	8,692	99,761
Gross profit	125,506	12,155	137,661
Advertising and marketing	34,014	4,327	38,341
Contribution margin	$91,492	$7,828	99,320
Other operating expenses			26,417
Operating income			$72,903
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$427,233	$39,583	$466,816
Cost of sales	178,896	16,391	195,287
Gross profit	248,337	23,192	271,529
Advertising and marketing	58,694	7,397	66,091
Contribution margin	$189,643	$15,795	205,438
Other operating expenses			52,416
Operating income			$153,022
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$213,878	$24,191	$238,069
Cost of sales	92,931	8,387	101,318
Gross profit	120,947	15,804	136,751
Advertising and marketing	34,595	4,072	38,667
Contribution margin	$86,352	$11,732	98,084
Other operating expenses			28,736
Operating income			$69,348
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$424,662	$45,561	$470,223
Cost of sales	181,742	17,663	199,405
Gross profit	242,920	27,898	270,818
Advertising and marketing	65,609	7,859	73,468
Contribution margin	$177,311	$20,039	197,350
Other operating expenses			56,516
Operating income			$140,834
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$30,623	$267	$30,890
Cough & Cold	14,796	3,086	17,882
Women's Health	61,492	4,106	65,598
Gastrointestinal	31,718	6,379	38,097
Eye & Ear Care	26,767	3,037	29,804
Dermatologicals	27,875	836	28,711
Oral Care	21,944	3,134	25,078
Other OTC	1,360	2	1,362
Total segment revenues	$216,575	$20,847	$237,422

	Six Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$58,490	$541	$59,031
Cough & Cold	28,234	6,988	35,222
Women's Health	126,902	6,537	133,439
Gastrointestinal	61,768	12,084	73,852
Eye & Ear Care	49,619	5,582	55,201
Dermatologicals	55,495	1,535	57,030
Oral Care	44,110	6,313	50,423
Other OTC	2,615	3	2,618
Total segment revenues	$427,233	$39,583	$466,816

	Three Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$28,831	$243	$29,074
Cough & Cold	20,506	5,814	26,320
Women's Health	59,678	2,905	62,583
Gastrointestinal	32,214	9,028	41,242
Eye & Ear Care	22,286	3,185	25,471
Dermatologicals	28,039	576	28,615
Oral Care	21,063	2,439	23,502
Other OTC	1,261	1	1,262
Total segment revenues	$213,878	$24,191	$238,069

	Six Months Ended September 30, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$57,366	$473	$57,839
Cough & Cold	37,846	11,196	49,042
Women's Health	119,256	5,324	124,580
Gastrointestinal	63,786	16,013	79,799
Eye & Ear Care	49,039	6,196	55,235
Dermatologicals	53,777	1,266	55,043
Oral Care	41,042	5,091	46,133
Other OTC	2,550	2	2,552
Total segment revenues	$424,662	$45,561	$470,223

Our total segment revenues by geographic area are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
United States	$203,289	199,714	$402,635	$400,343
Rest of world	34,133	38,355	64,181	69,880
Total	$237,422	$238,069	$466,816	$470,223

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

September 30, 2020	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$31,276	$577,919

Intangible assets
Indefinite-lived	2,195,617	81,066	2,276,683
Finite-lived, net	200,033	4,520	204,553
Intangible assets, net	2,395,650	85,586	2,481,236
Total	$2,942,293	$116,862	$3,059,155

March 31, 2020	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$28,536	$575,179
Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived, net	209,604	4,456	214,060
Intangible assets, net	2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

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

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity. The COVID-19 pandemic and the corresponding government responses have led to increased unemployment and economic uncertainty, which could lead to a further reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain. Recessionary conditions could reduce demand for our products and put downward pressure on prices. If the outbreak continues to spread or if we continue to experience a period of recession or enter a depression, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter and have since seen more stable consumer consumption and customer orders in recent weeks. Sales varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold, and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as they looked to avoid doctor visits and increased focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, it had been reported to us that there had been an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We also continue to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date the pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of its impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Tax Regulations
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. On July 20, 2020, final regulations were issued for GILTI which include a high-tax exception for income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. tax rate of 21%. We calculated the potential impact of these final regulations and accounted for those impacts in the quarterly provision for the period ended September 30, 2020.

Results of Operations

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2020	%	2019	%	Amount	%
North American OTC Healthcare
Analgesics	$30,623	12.9	$28,831	12.1	$1,792	6.2
Cough & Cold	14,796	6.2	20,506	8.6	(5,710)	(27.8)
Women's Health	61,492	25.9	59,678	25.3	1,814	3.0
Gastrointestinal	31,718	13.4	32,214	13.5	(496)	(1.5)
Eye & Ear Care	26,767	11.3	22,286	9.4	4,481	20.1
Dermatologicals	27,875	11.7	28,039	11.8	(164)	(0.6)
Oral Care	21,944	9.2	21,063	8.8	881	4.2
Other OTC	1,360	0.6	1,261	0.5	99	7.9
Total North American OTC Healthcare	216,575	91.2	213,878	90.0	2,697	1.3

International OTC Healthcare
Analgesics	267	0.1	243	0.1	24	9.9
Cough & Cold	3,086	1.3	5,814	2.4	(2,728)	(46.9)
Women's Health	4,106	1.7	2,905	1.2	1,201	41.3
Gastrointestinal	6,379	2.7	9,028	3.8	(2,649)	(29.3)
Eye & Ear Care	3,037	1.3	3,185	1.3	(148)	(4.6)
Dermatologicals	836	0.4	576	0.2	260	45.1
Oral Care	3,134	1.3	2,439	1.0	695	28.5
Other OTC	2	—	1	—	1	100.0
Total International OTC Healthcare	20,847	8.8	24,191	10.0	(3,344)	(13.8)

Total Consolidated	$237,422	100.0	$238,069	100.0	$(647)	(0.3)

Total segment revenues for the three months ended September 30, 2020 were $237.4 million, a decrease of $0.6 million, or 0.3%, versus the three months ended September 30, 2019. The $0.6 million decrease was related to the decrease in our International OTC Healthcare segment, partly offset by an increase in our North American OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $2.7 million, or 1.3%, during the three months ended September 30, 2020 versus the three months ended September 30, 2019. The three months ended September 30, 2020 were positively impacted by the Eye & Ear Care, Women’s Health, Analgesics, and Oral Care categories, but were partly offset by lower Cough & Cold, Gastrointestinal and Dermatologicals revenues. The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as they looked to avoid doctor visits and increased focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $3.3 million, or 13.8%, during the three months ended September 30, 2020 versus the three months ended September 30, 2019. The $3.3 million decrease was attributable to decreased sales in our Australian subsidiary primarily related to the reduction in sales of Hydralyte due to both lower general consumer illnesses and activities such as athletics resulting from the various social distancing measures brought on by COVID-19.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2020	%	2019	%	Amount	%
North American OTC Healthcare	$125,506	58.0	$120,947	56.5	$4,559	3.8
International OTC Healthcare	12,155	58.3	15,804	65.3	(3,649)	(23.1)
	$137,661	58.0	$136,751	57.4	$910	0.7

Gross profit for the three months ended September 30, 2020 was relatively flat, increasing $0.9 million, or 0.7%, when compared with the three months ended September 30, 2019.  The increase in gross profit was due to the increase in the North American OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 58.0% during the three months ended September 30, 2020, from 57.4% during the three months ended September 30, 2019. The increase in gross profit as a percentage of revenues was primarily a result of the fourth quarter 2020 completion of transitional costs associated with a new warehouse and distribution center.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $4.6 million, or 3.8%, during the three months ended September 30, 2020 versus the three months ended September 30, 2019. As a percentage of North American OTC Healthcare revenues, gross profit increased to 58.0% during the three months ended September 30, 2020 from 56.5% during the three months ended September 30, 2019, primarily due to the fourth quarter 2020 completion of transitional costs associated with a new warehouse and distribution center and improved logistics costs resulting from our warehouse transition.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $3.6 million, or 23.1%, during the three months ended September 30, 2020 versus the three months ended September 30, 2019. As a percentage of International OTC Healthcare revenues, gross profit decreased to 58.3% during the three months ended September 30, 2020 from 65.3% during the three months ended September 30, 2019, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2020	%	2019	%	Amount	%
North American OTC Healthcare	$91,492	42.2	$86,352	40.4	$5,140	6.0
International OTC Healthcare	7,828	37.5	11,732	48.5	(3,904)	(33.3)
	$99,320	41.8	$98,084	41.2	$1,236	1.3

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $5.1 million, or 6.0%, during the three months ended September 30, 2020 versus the three months ended September 30, 2019. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 42.2% during the three months ended September 30, 2020 from 40.4% during the three months ended September 30, 2019. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $3.9 million, or 33.3%, during the three months ended September 30, 2020 versus the three months ended September 30, 2019. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 37.5% during the three months ended September 30, 2020 from 48.5% during the three months ended September 30, 2019. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above.
General and Administrative
General and administrative expenses were $20.4 million for the three months ended September 30, 2020 versus $22.5 million for the three months ended September 30, 2019. The decrease in general and administrative expenses was primarily due to a decrease in compensation costs resulting from attrition as well as reduced travel costs relating to COVID-19.

Depreciation and Amortization
Depreciation and amortization expenses were $6.0 million for the three months ended September 30, 2020 and $6.2 million for the three months ended September 30, 2019. The decrease in depreciation and amortization was primarily due to certain assets being fully depreciated in the first quarter of fiscal 2021.

Interest Expense
Interest expense was $21.3 million during the three months ended September 30, 2020, versus $24.5 million during the three months ended September 30, 2019. The average indebtedness decreased to $1.6 billion during the three months ended September 30, 2020 from $1.8 billion during the three months ended September 30, 2019. The average cost of borrowing decreased to 5.2% for the three months ended September 30, 2020 from 5.4% for the three months ended September 30, 2019.

Income Taxes
The provision for income taxes during the three months ended September 30, 2020 was $7.3 million versus $10.8 million during the three months ended September 30, 2019.  The effective tax rate during the three months ended September 30, 2020 was 14.1% versus 24.5% during the three months ended September 30, 2019. The decrease in the effective tax rate for the three months ended September 30, 2020 was primarily due to the application of final tax regulations issued for GILTI, and the discrete event pertaining to the release of the valuation allowance on prior year foreign tax credits.

Results of Operations

Six Months Ended September 30, 2020 compared to the Six Months Ended September 30, 2019
Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2020 and 2019.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2020	%	2019	%	Amount	%
North American OTC Healthcare
Analgesics	$58,490	12.5	$57,366	12.2	$1,124	2.0
Cough & Cold	28,234	6.0	37,846	8.0	(9,612)	(25.4)
Women's Health	126,902	27.3	119,256	25.5	7,646	6.4
Gastrointestinal	61,768	13.2	63,786	13.6	(2,018)	(3.2)
Eye & Ear Care	49,619	10.6	49,039	10.4	580	1.2
Dermatologicals	55,495	11.9	53,777	11.4	1,718	3.2
Oral Care	44,110	9.4	41,042	8.7	3,068	7.5
Other OTC	2,615	0.6	2,550	0.5	65	2.5
Total North American OTC Healthcare	427,233	91.5	424,662	90.3	2,571	0.6

International OTC Healthcare
Analgesics	541	0.1	473	0.1	68	14.4
Cough & Cold	6,988	1.5	11,196	2.4	(4,208)	(37.6)
Women's Health	6,537	1.4	5,324	1.1	1,213	22.8
Gastrointestinal	12,084	2.6	16,013	3.4	(3,929)	(24.5)
Eye & Ear Care	5,582	1.2	6,196	1.3	(614)	(9.9)
Dermatologicals	1,535	0.3	1,266	0.3	269	21.2
Oral Care	6,313	1.4	5,091	1.1	1,222	24.0
Other OTC	3	—	2	—	1	50.0
Total International OTC Healthcare	39,583	8.5	45,561	9.7	(5,978)	(13.1)

Total Consolidated	$466,816	100.0	$470,223	100.0	$(3,407)	(0.7)

Total segment revenues for the six months ended September 30, 2020 were $466.8 million, a decrease of $3.4 million, or 0.7%, versus the six months ended September 30, 2019. The $3.4 million decrease was related to the decrease in our International OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $2.6 million, or 0.6%, during the six months ended September 30, 2020 versus the six months ended September 30, 2019. The six months ended September 30, 2020 were positively impacted by the Women's Health, Oral Care, Dermatologicals, Analgesics, and Eye & Ear Care categories, but were partly offset by lower Cough & Cold and Gastrointestinal revenues. The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as they looked to avoid doctor visits and increased focus on hygiene and self-care at home related to COVID-19. The categories with revenue decreases faced declines in incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $6.0 million, or 13.1%, during the six months ended September 30, 2020 versus the six months ended September 30, 2019. The $6.0 million decrease was primarily attributable to decreased sales in our Australian subsidiary, primarily related to the reduction in sales of Hydralyte due to both lower general consumer illnesses and activities such as athletics resulting from the various social distancing measures brought on by COVID-19.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2020	%	2019	%	Amount	%
North American OTC Healthcare	$248,337	58.1	$242,920	57.2	$5,417	2.2
International OTC Healthcare	23,192	58.6	27,898	61.2	(4,706)	(16.9)
	$271,529	58.2	$270,818	57.7	$711	0.3

Gross profit for the six months ended September 30, 2020 was relatively flat, increasing $0.7 million, or 0.3%, when compared with the six months ended September 30, 2019.  The increase in gross profit was primarily due to the increase in the North American OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 58.2% during the six months ended September 30, 2020, from 57.7% during the six months ended September 30, 2019. The increase in gross profit as a percentage of revenues was primarily a result of the fourth quarter 2020 completion of transitional costs associated with a new warehouse and distribution center and improved logistics costs resulting from our warehouse transition.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $5.4 million, or 2.2%, during the six months ended September 30, 2020 versus the six months ended September 30, 2019. As a percentage of North American OTC Healthcare revenues, gross profit increased to 58.1% during the six months ended September 30, 2020 from 57.2% during the six months ended September 30, 2019, primarily due to the fourth quarter completion of transitional costs associated with a new warehouse and distribution center and improved logistics costs resulting from our warehouse transition.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $4.7 million, or 16.9%, during the six months ended September 30, 2020 versus the six months ended September 30, 2019. As a percentage of International OTC Healthcare revenues, gross profit decreased to 58.6% during the six months ended September 30, 2020 from 61.2% during the six months ended September 30, 2019, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2020	%	2019	%	Amount	%
North American OTC Healthcare	$189,643	44.4	$177,311	41.8	$12,332	7.0
International OTC Healthcare	15,795	39.9	20,039	44.0	(4,244)	(21.2)
	$205,438	44.0	$197,350	42.0	$8,088	4.1

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $12.3 million, or 7.0%, during the six months ended September 30, 2020 versus the six months ended September 30, 2019. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 44.4% during the six months ended September 30, 2020 from 41.8% during the six months ended September 30, 2019. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above as well as a decrease in the first quarter of 2021 in advertising and marketing reflecting spend efficiencies and reductions across brands/categories driven by consumer behavior.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $4.2 million, or 21.2%, during the six months ended September 30, 2020 versus the six months ended September 30, 2019. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 39.9% during the six months ended September 30, 2020 from 44.0% during the six months ended September 30, 2019. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above.
General and Administrative
General and administrative expenses were $40.3 million for the six months ended September 30, 2020 versus $44.2 million for the six months ended September 30, 2019. The decrease in general and administrative expenses was primarily due to a decrease in compensation costs resulting from attrition as well as reduced travel costs relating to COVID-19.

Depreciation and Amortization
Depreciation and amortization expenses were $12.1 million for the six months ended September 30, 2020 and $12.3 for the six months ended September 30, 2019. The decrease in depreciation and amortization expenses was primarily due to certain assets being fully depreciated in the first quarter of fiscal 2021.

Interest Expense
Interest expense was $43.3 million during the six months ended September 30, 2020, versus $49.6 million during the six months ended September 30, 2019. The average indebtedness decreased to $1.7 billion during the six months ended September 30, 2020 from $1.8 billion during the six months ended September 30, 2019. The average cost of borrowing decreased to 5.1% for the six months ended September 30, 2020 from 5.5% for the six months ended September 30, 2019.

Income Taxes
The provision for income taxes during the six months ended September 30, 2020 was $21.8 million versus $22.9 million during the six months ended September 30, 2019.  The effective tax rate during the six months ended September 30, 2020 was 19.8% versus 25.4% during the six months ended September 30, 2019. The decrease in the effective tax rate for the six months ended September 30, 2020 was primarily due to the application of final tax regulations issued for GILTI, and the discrete event pertaining to the release of the valuation allowance on prior year foreign tax credits.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchases, capital expenditures, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months. See "Coronavirus Outbreak" above.

As of September 30, 2020, we had cash and cash equivalents of $26.6 million, a decrease of $68.2 million from March 31, 2020. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2020	2019	$ Change
Cash provided by (used in):
Operating Activities	$127,293	$103,000	$24,293
Investing Activities	(11,619)	(5,822)	(5,797)
Financing Activities	(186,666)	(96,312)	(90,354)
Effects of exchange rate changes on cash and cash equivalents	2,835	(491)	3,326
Net change in cash and cash equivalents	$(68,157)	$375	$(68,532)

Operating Activities
Net cash provided by operating activities was $127.3 million for the six months ended September 30, 2020, compared to $103.0 million for the six months ended September 30, 2019. The $24.3 million increase was due to an increase in net income after non-cash items.

Investing Activities

Net cash used in investing activities was $11.6 million for the six months ended September 30, 2020, compared to $5.8 million for the six months ended September 30, 2019. The increase was due to an increase in capital expenditures in the current period.

Financing Activities
Net cash used in financing activities was $186.7 million for the six months ended September 30, 2020, compared to $96.3 million for the six months ended September 30, 2019.  The increase was primarily due to increased repayments of debt of $109.0 million and decreased borrowings of $30.0 million in the current period, partly offset by a decrease from the repurchase of common stock of $49.0 million compared to the prior period.

Capital Resources

As of September 30, 2020, we had an aggregate of $1.6 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024; and
•$560.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024.

As of September 30, 2020, we had no balance outstanding on 2012 ABL Revolver and a borrowing capacity of $132.7 million.

During the years ended March 31, 2020 and 2019, under the 2012 Term Loan, we made voluntary principal payments against outstanding indebtedness of $48.0 million and $200.0 million, respectively. During the six months ended September 30, 2020, we made voluntary principal payments against outstanding indebtedness of $130.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of September 30, 2020, was $560.0 million. Since we have made optional payments this year and in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on January 26, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2021 (remaining six months ending March 31, 2021)	$—
2022	—
2023	—
2024	1,160,000
2025	—
Thereafter	400,000
$1,560,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2020 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2020 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2020 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2020, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Interest Rate Swaps:
We currently have two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. Of these, $200.0 million mature on January 31, 2021 and $200.0 million mature on January 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  There were no material changes to our critical accounting policies during the six months ended September 30, 2020.

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
•Shortages of supply of sourced goods;
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

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. To manage this risk, we use interest rate swaps to hedge a total of $400.0 million of this variable rate debt.  At September 30, 2020, approximately $160.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2020 of approximately $0.5 million and $1.4 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2020, approximately 11.3% and 10.7%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2019, approximately 11.5% and 11.0%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2020 and 2019. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.0 million for the three months ended September 30, 2020 and approximately $2.0 million for the six months ended September 30, 2020. It represented a less than 5% impact on pre-tax income of approximately $1.6 million for the three months ended September 30, 2019 and approximately $2.5 million for the six months ended September 30, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2020.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2020	—	$—	—	$—
August 1 to August 31, 2020	—	$—	—	$—
September 1 to September 30, 2020	28,865	$34.55	28,865	$17,257,276
Total	28,865		28,865
(a) These repurchases were made pursuant to our share repurchase program, which was announced on March 2, 2020 and permits the repurchase of up to $25.0 million of our common stock through March 2021.

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 5, 2020	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)