Form 10-Q
period 2020-12-31
Prestige Consumer Healthcare Inc.
filed 2021-02-04
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
Yes ☐ No ☒
As of January 29, 2021, there were 49,864,752 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues
Net sales	$238,779	$241,545	$705,572	$711,729
Other revenues	9	7	32	46
Total revenues	238,788	241,552	705,604	711,775

Cost of Sales
Cost of sales excluding depreciation	98,260	102,900	290,623	300,318
Cost of sales depreciation	1,641	1,157	4,565	3,144
Cost of sales	99,901	104,057	295,188	303,462
Gross profit	138,887	137,495	410,416	408,313

Operating Expenses
Advertising and marketing	38,081	33,559	104,172	107,027
General and administrative	21,395	21,308	61,717	65,528
Depreciation and amortization	5,968	6,224	18,062	18,520
Total operating expenses	65,444	61,091	183,951	191,075
Operating income	73,443	76,404	226,465	217,238

Other (income) expense
Interest expense, net	20,138	24,275	63,345	73,772
Loss on extinguishment of debt	—	2,155	—	2,155
Other (income) expense, net	(371)	(580)	(620)	695
Total other expense, net	19,767	25,850	62,725	76,622
Income before income taxes	53,676	50,554	163,740	140,616
Provision for income taxes	12,803	12,496	34,572	35,381
Net income	$40,873	$38,058	$129,168	$105,235

Earnings per share:
Basic	$0.81	$0.76	$2.57	$2.07
Diluted	$0.81	$0.75	$2.55	$2.05

Weighted average shares outstanding:
Basic	50,212	50,378	50,268	50,840
Diluted	50,561	50,831	50,635	51,226

Comprehensive income, net of tax:
Currency translation adjustments	8,184	3,497	22,439	(311)
Unrealized gain on interest rate swaps	1,053	—	2,347	—
Unrecognized net gain on pension plans	2,334	—	2,334	—
Net gain on pension distribution reclassified to net income	(190)	—	(190)	—
Total other comprehensive income (loss)	11,381	3,497	26,930	(311)
Comprehensive income	$52,254	$41,555	$156,098	$104,924
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2020	March 31, 2020

Assets
Current assets
Cash and cash equivalents	$62,103	$94,760
Accounts receivable, net of allowance of $19,025 and $20,194, respectively	116,004	150,517
Inventories	117,011	116,026
Prepaid expenses and other current assets	6,093	4,351
Total current assets	301,211	365,654

Property, plant and equipment, net	68,620	55,988
Operating lease right-of-use assets	24,867	28,888
Finance lease right-of-use assets, net	9,628	5,842
Goodwill	579,559	575,179
Intangible assets, net	2,481,725	2,479,391
Other long-term assets	3,159	2,963
Total Assets	$3,468,769	$3,513,905

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$29,114	$62,375
Accrued interest payable	22,312	9,911
Operating lease liabilities, current portion	5,599	5,612
Finance lease liabilities, current portion	2,569	1,220
Other accrued liabilities	66,569	70,763
Total current liabilities	126,163	149,881

Long-term debt, net	1,548,692	1,730,300
Deferred income tax liabilities	424,364	407,812
Long-term operating lease liabilities, net of current portion	21,017	24,877
Long-term finance lease liabilities, net of current portion	7,471	4,626
Other long-term liabilities	17,841	25,438
Total Liabilities	2,145,548	2,342,934

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 53,945 shares at December 31, 2020 and 53,805 shares at March 31, 2020	539	538
Additional paid-in capital	495,383	488,116
Treasury stock, at cost - 4,033 shares at December 31, 2020 and 3,719 shares at March 31, 2020	(128,739)	(117,623)
Accumulated other comprehensive loss, net of tax	(17,231)	(44,161)
Retained earnings	973,269	844,101
Total Stockholders' Equity	1,323,221	1,170,971
Total Liabilities and Stockholders' Equity	$3,468,769	$3,513,905
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2020	53,941	$539	$493,756	3,779	$(119,862)	$(28,612)	$932,396	$1,278,217
Stock-based compensation	—	—	1,588	—	—	—	—	1,588
Exercise of stock options	4	—	39	—	—	—	—	39
Treasury share repurchases	—	—	—	254	(8,877)	—	—	(8,877)
Net income	—	—	—	—	—	—	40,873	40,873
Comprehensive income	—	—	—	—	—	11,381	—	11,381
Balances at December 31, 2020	53,945	$539	$495,383	4,033	$(128,739)	$(17,231)	$973,269	$1,323,221

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2019	53,755	$537	$483,595	3,523	$(110,784)	$(29,555)	$768,997	$1,112,790
Stock-based compensation	—	—	1,780	—	—	—	—	1,780
Exercise of stock options	18	—	463	—	—	—	—	463
Issuance of shares related to restricted stock	6	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	2	(94)	—	—	(94)
Net income	—	—	—	—	—	—	38,058	38,058
Comprehensive income	—	—	—	—	—	3,497	—	3,497
Balances at December 31, 2019	53,779	$537	$485,838	3,525	$(110,878)	$(26,058)	$807,055	$1,156,494

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
Stock-based compensation	—	—	5,944	—	—	—	—	5,944
Exercise of stock options	66	—	1,324	—	—	—	—	1,324
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	314	(11,116)	—	—	(11,116)
Net income	—	—	—	—	—	—	129,168	129,168
Comprehensive income	—	—	—	—	—	26,930	—	26,930
Balances at December 31, 2020	53,945	$539	$495,383	4,033	$(128,739)	$(17,231)	$973,269	$1,323,221

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831
Stock-based compensation	—	—	5,682	—	—	—	—	5,682
Exercise of stock options	36	—	1,007	—	—	—	—	1,007
Issuance of shares related to restricted stock	73	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,654	(50,950)	—	—	(50,950)
Net income	—	—	—	—	—	—	105,235	105,235
Comprehensive loss	—	—	—	—	—	(311)	—	(311)
Balances at December 31, 2019	53,779	$537	$485,838	3,525	$(110,878)	$(26,058)	$807,055	$1,156,494
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2020	2019
Operating Activities
Net income	$129,168	$105,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,627	21,664
Loss on disposal of property and equipment	210	184
Deferred income taxes	7,970	7,383
Amortization of debt origination costs	3,569	2,766
Stock-based compensation costs	5,944	5,682
Loss on extinguishment of debt	—	2,155
Non-cash operating lease cost	5,362	6,117
Other	937	34
Changes in operating assets and liabilities:
Accounts receivable	36,725	4,624
Inventories	1,269	(817)
Prepaid expenses and other current assets	(1,439)	(879)
Accounts payable	(35,789)	(6,091)
Accrued liabilities	8,236	20,724
Operating lease liabilities	(5,085)	(6,430)
Other	(3,184)	(1,353)
Net cash provided by operating activities	176,520	160,998

Investing Activities
Purchases of property, plant and equipment	(17,347)	(9,055)
Escrow receipt	—	750
Net cash used in investing activities	(17,347)	(8,305)

Financing Activities
Proceeds from issuance of 5.125% Senior Notes	—	400,000
Repayment of 5.375% Senior Notes	—	(400,000)
Term loan repayments	(130,000)	(21,000)
Borrowings under revolving credit agreement	15,000	45,000
Repayments under revolving credit agreement	(70,000)	(120,000)
Payment of debt costs	—	(5,793)
Payments of finance leases	(918)	(252)
Proceeds from exercise of stock options	1,324	1,007
Fair value of shares surrendered as payment of tax withholding	(1,242)	(974)
Repurchase of common stock	(9,874)	(49,976)
Net cash used in financing activities	(195,710)	(151,988)
Effects of exchange rate changes on cash and cash equivalents	3,880	356
(Decrease) increase in cash and cash equivalents	(32,657)	1,061
Cash and cash equivalents - beginning of period	94,760	27,530
Cash and cash equivalents - end of period	$62,103	$28,591
Interest paid	$46,927	$66,305
Income taxes paid	$29,677	$21,212
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

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity since early 2020. The COVID-19 pandemic and the corresponding government responses have also led to increased unemployment, which led to a reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain and could continue to reduce demand for our products and put downward pressure on prices. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter. Since then, we have seen more stable consumer consumption and customer orders. Sales have varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold, and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, we received reports of an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date the pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of its impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2021) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2021.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2020	March 31, 2020
Components of Inventories
Packaging and raw materials	$8,370	$9,803
Work in process	321	355
Finished goods	108,320	105,868
Inventories	$117,011	$116,026

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.1 million and $6.5 million at December 31, 2020 and March 31, 2020, respectively, related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2020
Goodwill	$710,354	$28,536	$738,890
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - March 31, 2020	546,643	28,536	575,179
Effects of foreign currency exchange rates	—	4,380	4,380
Balance - December 31, 2020
Goodwill	710,354	32,916	743,270
Accumulated impairment loss	(163,711)	—	(163,711)
Balance - December 31, 2020	$546,643	$32,916	$579,559

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. On February 29, 2020, the date of our annual impairment review, there were no indicators of impairment as a result of the analysis and, accordingly, no impairment charge was taken on our March 31, 2020 financial statements. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 29, 2020 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Consequently, changing rates of interest and inflation, declining sales or margins, increasing competition, changing consumer preferences, technical advances, or reductions in advertising and marketing may require an impairment charge to be recorded in the future. We continuously monitor events which could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended December 31, 2020. As of December 31, 2020, we determined no events have occurred that would indicate potential impairment of goodwill. However, the continued duration and severity of COVID-19 may result in future impairment charges as the prolonged pandemic could have an impact on our results due to changes in consumer habits. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of our goodwill, including long-term growth rates and discount rates.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2020	$2,265,331	$389,801	$2,655,132
Tradename impairment	—	(1,186)	(1,186)
Effects of foreign currency exchange rates	17,800	752	18,552
Balance — December 31, 2020	2,283,131	389,367	2,672,498

Accumulated Amortization
Balance — March 31, 2020	—	175,741	175,741
Additions	—	14,729	14,729
Effects of foreign currency exchange rates	—	303	303
Balance — December 31, 2020	—	190,773	190,773

Intangible assets, net - December 31, 2020	$2,283,131	$198,594	$2,481,725

Amortization expense was $4.9 million and $14.7 million for the three and nine months ended December 31, 2020, respectively, and $4.9 million and $14.7 million for the three and nine months ended December 31, 2019, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2021 (remaining three months ended March 31, 2021)	$4,917
2022	19,670
2023	19,670
2024	19,637
2025	17,592
Thereafter	117,108
$198,594

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

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The discount rate utilized in the analyses, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation.  Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and marketing expenses, we may be required to record impairment charges in the future. During the third quarter of 2021, we determined that the fair value of one of our finite-lived intangible assets in our International OTC Healthcare segment,

Painstop, did not exceed its carrying amount. As such, we recorded an impairment charge of $1.2 million. The decline in the fair value of Painstop was primarily related to a decline in expected future sales due to a regulatory change that now requires Painstop to be prescribed by physicians rather than sold over-the-counter direct to consumers.

We continuously monitor events which could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended December 31, 2020. As of December 31, 2020, no other events have occurred that would indicate potential additional impairment of intangible assets. However, the continued duration and severity of COVID-19 may result in future impairment charges as the prolonged pandemic could have an impact on our results due to changes in consumer habits. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of our intangible assets, including long-term growth rates and discount rates.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and nine months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$629	$207	$1,397	$207
Interest on lease liabilities	76	34	185	34
Operating lease cost	1,679	2,239	5,068	5,697
Short term lease cost	24	28	69	78
Variable lease cost	11,220	15,731	35,230	48,396
Sublease income	(54)	(833)	(163)	(2,607)
Total net lease cost	$13,574	$17,406	$41,786	$51,805

As of December 31, 2020, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2021 (Remaining three months ending March 31, 2021)	$1,983	$706	$2,689
2022	6,557	2,826	9,383
2023	6,293	2,826	9,119
2024	6,303	2,826	9,129
2025	4,132	1,412	5,544
Thereafter	4,974	—	4,974
Total undiscounted lease payments	30,242	10,596	40,838
Less amount of lease payments representing interest	(3,626)	(556)	(4,182)
Total present value of lease payments	$26,616	$10,040	$36,656

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2020
Weighted average remaining lease term (years)
Operating leases	4.88
Finance leases	3.75
Weighted average discount rate
Operating leases	5.28%
Finance leases	2.98%

Under our Master Services Agreement with GEODIS Logistics LLC ("GEODIS"), GEODIS purchased certain assets for our use that went into service during the three months ended September 30, 2020. The right-of-use ("ROU") asset and lease liability at the commencement of this finance lease was $5.2 million.

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2020	March 31, 2020
Accrued marketing costs	$40,377	$34,450
Accrued compensation costs	10,901	13,393
Accrued broker commissions	479	1,491
Income taxes payable	294	3,210
Accrued professional fees	3,647	4,183
Accrued production costs	3,229	5,628
Accrued sales tax	228	1,917
Other accrued liabilities	7,414	6,491
	$66,569	$70,763

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2020	March 31, 2020
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a base rate floor of 1.00%, due on January 26, 2024.	560,000	690,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	55,000
Long-term debt	1,560,000	1,745,000
Less: unamortized debt costs	(11,308)	(14,700)
Long-term debt, net	$1,548,692	$1,730,300
At December 31, 2020, we had no balance outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and a borrowing capacity of $123.3 million.

Interest Rate Swaps:
We currently have two interest rate swaps to hedge a total of $400.0 million of our variable interest debt (see Note 9 for further details).

As of December 31, 2020, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2024 (the "2016 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2021 (remaining three months ending March 31, 2021)	$—
2022	—
2023	—
2024	1,160,000
2025	—
Thereafter	400,000
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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2016 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy. See summary below detailing the carrying amounts and estimated fair values of these instruments at December 31, 2020 and March 31, 2020.

	December 31, 2020		March 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$600,000	$613,500	$600,000	$603,000
2019 Senior Notes	400,000	421,000	400,000	386,000
2012 Term B-5 Loans	560,000	560,700	690,000	638,250
2012 ABL Revolver	—	—	55,000	55,000
Interest rate swaps	3,269	3,269	6,317	6,317

At December 31, 2020 and March 31, 2020, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. The fair value of these interest rate swaps is reflected in our Consolidated Balance Sheets in other accrued liabilities and other long-term liabilities. We do not use derivatives for trading purposes.

The following tables summarize the fair values of our derivative instruments as of the end of the periods shown:

	December 31, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(224)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(3,045)
Total fair value				$(224)	$(3,045)

	March 31, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(1,905)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(4,412)
Total fair value				$(1,905)	$(4,412)

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	Location	2020	2019	2020	2019
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$1,053	$—	$2,347	$—
Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$—	$—	$—	$—
Loss Recognized as Expense	Interest expense	$(1,415)	$—	$(3,837)	$—

We expect pre-tax losses of $3.0 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2020.

During the three and nine months ended December 31, 2020 and 2019, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	2,481	31,117	31,018
Average price per share	$—	$37.95	$39.91	$31.39
Total amount repurchased	$—	$0.1 million	$1.2 million	$1.0 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	253,771	—	282,636	1,622,544
Average price per share	$34.98	$—	$34.93	$30.80
Total amount repurchased	$8.9 million	$—	$9.9 million	$50.0 million

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2020 and March 31, 2020:

(In thousands)	December 31, 2020	March 31, 2020
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(16,802)	$(39,241)
Unrealized loss on interest rate swaps, net of tax of $752 and $1,453, respectively	(2,517)	(4,864)
Unrecognized net gain (loss) on pension plans, net of tax of $(624) and $17, respectively	2,088	(56)
Accumulated other comprehensive loss, net of tax	$(17,231)	$(44,161)

As of December 31, 2020 and March 31, 2020, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income	$40,873	$38,058	$129,168	$105,235

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,212	50,378	50,268	50,840
Dilutive effect of unvested restricted stock units and options issued to employees and directors	349	453	367	386
Denominator for diluted earnings per share	50,561	50,831	50,635	51,226

Earnings per Common Share:
Basic earnings per share	$0.81	$0.76	$2.57	$2.07

Diluted earnings per share	$0.81	$0.75	$2.55	$2.05

For the three months ended December 31, 2020 and 2019, there were 0.6 million and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2020 and 2019, there were 0.6 million and 0.9 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

The following table provides information regarding our stock-based compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Pre-tax share-based compensation costs charged against income	$1,588	$1,780	$5,944	$5,682
Income tax benefit recognized on compensation costs	$263	$275	$826	$886
Total fair value of options and RSUs vested during the period	$—	$465	$6,796	$7,830
Cash received from the exercise of stock options	$39	$463	$1,324	$1,007
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$15	$105	$963	$587

At December 31, 2020, there were $7.9 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the 2005 Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1 year. At December 31, 2020, there were 2.8 million shares available for issuance under the 2020 Plan.

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
Restricted Stock Units

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2019
Vested and unvested at March 31, 2019	413.0	$36.58
Granted	220.3	31.02
Vested and issued	(73.0)	47.68
Forfeited	(34.2)	35.97
Vested and unvested at December 31, 2019	526.1	32.74
Vested at December 31, 2019	138.3	31.71

Nine Months Ended December 31, 2020
Vested and unvested at March 31, 2020	512.1	$32.49
Granted	179.7	39.82
Vested and issued	(74.0)	44.38
Forfeited	(4.7)	56.11
Vested and unvested at December 31, 2020	613.1	33.02
Vested at December 31, 2020	150.4	31.98

Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Nine Months Ended December 31,
	2020	2019
Expected volatility	32.1% - 32.2%	30.9% - 31.3%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	0.5%	2.3% to 2.4%
Weighted average grant date fair value of options granted	$12.91	$10.83

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2019
Outstanding at March 31, 2019	944.6	$38.45
Granted	302.7	30.53
Exercised	(36.0)	27.96
Forfeited or expired	(155.3)	41.18
Outstanding at December 31, 2019	1,056.0	36.14	6.9	$9,035
Vested at December 31, 2019	602.0	38.90	5.4	$4,756

Nine Months Ended December 31, 2020
Outstanding at March 31, 2020	1,020.2	$35.90
Granted	249.9	39.98
Exercised	(65.8)	20.14
Forfeited or expired	—	—
Outstanding at December 31, 2020	1,204.3	37.61	6.8	$3,987
Vested at December 31, 2020	696.2	39.50	5.4	$2,786

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2020 was $1.3 million.

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

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.9% and 24.7% for the three months ended December 31, 2020 and 2019, respectively. The effective tax rates used in the calculation of income taxes were 21.1% and 25.2% for the nine months ended December 31, 2020 and 2019, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2020 versus the prior year period was primarily due to the final GILTI regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards of $5.1 million.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Interest cost	$283	$575	$1,333	$1,729
Expected return on assets	(653)	(722)	(1,947)	(2,164)
Net periodic benefit income	$(370)	$(147)	$(614)	$(435)

During the nine months ended December 31, 2020, we contributed $0.3 million to our non-qualified defined benefit plan and $3.0 million to the qualified defined benefit plan. During the remainder of fiscal 2021, we expect to contribute an additional $0.1 million to our non-qualified plan and make no further contribution to the qualified plan.

During the third quarter of 2021, we offered participants of our qualified defined benefit plan the option to receive a lump sum payout of their benefits. The amount paid out of plan assets during the third quarter of 2021 to those who elected to take the lump sum payout was $7.0 million and we recognized a settlement gain of $0.2 million as a result of the payout.

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

17.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and nine months ended December 31, 2020, approximately 43.6% and 45.6%, respectively, of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2019, approximately 41.7% and 42.8%, respectively of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for the three and nine months ended December 31, 2020. Walmart accounted for approximately 20.7% and 21.7%, respectively, of our gross revenues for the three and nine months ended December 31, 2020. Walmart accounted for approximately 23.2% and 23.4%, respectively, of our gross revenues for the three and nine months ended December 31, 2019.

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

At December 31, 2020, we had relationships with 113 third party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 68.9% of gross sales for the nine months ended December 31, 2020. At December 31, 2019, we had relationships with 113 third party manufacturers.  Of those, we had long-

term contracts with 17 manufacturers that produced items that accounted for approximately 66.2% of gross sales for the nine months ended December 31, 2019. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$210,618	$28,170	$238,788
Cost of sales	88,883	11,018	99,901
Gross profit	121,735	17,152	138,887
Advertising and marketing	32,859	5,222	38,081
Contribution margin	$88,876	$11,930	100,806
Other operating expenses			27,363
Operating income			$73,443
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$637,851	$67,753	$705,604
Cost of sales	267,779	27,409	295,188
Gross profit	370,072	40,344	410,416
Advertising and marketing	91,553	12,619	104,172
Contribution margin	$278,519	$27,725	306,244
Other operating expenses			79,779
Operating income			$226,465
* Intersegment revenues of $2.4 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$214,892	$26,660	$241,552
Cost of sales	93,937	10,120	104,057
Gross profit	120,955	16,540	137,495
Advertising and marketing	29,025	4,534	33,559
Contribution margin	$91,930	$12,006	103,936
Other operating expenses			27,532
Operating income			$76,404
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$639,554	$72,221	$711,775
Cost of sales	275,679	27,783	303,462
Gross profit	363,875	44,438	408,313
Advertising and marketing	94,634	12,393	107,027
Contribution margin	$269,241	$32,045	301,286
Other operating expenses			84,048
Operating income			$217,238
* Intersegment revenues of $2.1 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,427	$423	$29,850
Cough & Cold	16,871	3,877	20,748
Women's Health	60,257	4,229	64,486
Gastrointestinal	31,886	13,436	45,322
Eye & Ear Care	23,166	2,326	25,492
Dermatologicals	24,602	791	25,393
Oral Care	22,907	3,086	25,993
Other OTC	1,502	2	1,504
Total segment revenues	$210,618	$28,170	$238,788

	Nine Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$87,917	$964	$88,881
Cough & Cold	45,105	10,865	55,970
Women's Health	187,159	10,766	197,925
Gastrointestinal	93,654	25,520	119,174
Eye & Ear Care	72,785	7,908	80,693
Dermatologicals	80,097	2,326	82,423
Oral Care	67,017	9,399	76,416
Other OTC	4,117	5	4,122
Total segment revenues	$637,851	$67,753	$705,604

	Three Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$28,330	$175	$28,505
Cough & Cold	25,221	4,742	29,963
Women's Health	58,576	3,543	62,119
Gastrointestinal	32,645	12,097	44,742
Eye & Ear Care	24,095	3,159	27,254
Dermatologicals	23,286	598	23,884
Oral Care	21,451	2,344	23,795
Other OTC	1,288	2	1,290
Total segment revenues	$214,892	$26,660	$241,552

	Nine Months Ended December 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$85,696	$648	$86,344
Cough & Cold	63,067	15,938	79,005
Women's Health	177,832	8,867	186,699
Gastrointestinal	96,431	28,110	124,541
Eye & Ear Care	73,134	9,355	82,489
Dermatologicals	77,063	1,864	78,927
Oral Care	62,493	7,435	69,928
Other OTC	3,838	4	3,842
Total segment revenues	$639,554	$72,221	$711,775

Our total segment revenues by geographic area are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
United States	$197,296	$203,920	$599,931	$604,263
Rest of world	41,492	37,632	105,673	107,512
Total	$238,788	$241,552	$705,604	$711,775

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

December 31, 2020	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$32,916	$579,559

Intangible assets
Indefinite-lived	2,195,617	87,514	2,283,131
Finite-lived, net	195,248	3,346	198,594
Intangible assets, net	2,390,865	90,860	2,481,725
Total	$2,937,508	$123,776	$3,061,284

March 31, 2020	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$28,536	$575,179
Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived, net	209,604	4,456	214,060
Intangible assets, net	2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

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

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity since early 2020. The COVID-19 pandemic and the corresponding government responses have also led to increased unemployment, which led to a reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain and could continue to reduce demand for our products and put downward pressure on prices. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter. Since then, we have seen more stable consumer consumption and customer orders. Sales have varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold, and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, we received reports of an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date the pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of its impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

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

Results of Operations

Three Months Ended December 31, 2020 compared to the Three Months Ended December 31, 2019

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2020	%	2019	%	Amount	%
North American OTC Healthcare
Analgesics	$29,427	12.3	$28,330	11.7	$1,097	3.9
Cough & Cold	16,871	7.1	25,221	10.4	(8,350)	(33.1)
Women's Health	60,257	25.2	58,576	24.3	1,681	2.9
Gastrointestinal	31,886	13.4	32,645	13.5	(759)	(2.3)
Eye & Ear Care	23,166	9.7	24,095	10.0	(929)	(3.9)
Dermatologicals	24,602	10.3	23,286	9.6	1,316	5.7
Oral Care	22,907	9.6	21,451	8.9	1,456	6.8
Other OTC	1,502	0.6	1,288	0.5	214	16.7
Total North American OTC Healthcare	210,618	88.2	214,892	88.9	(4,274)	(2.0)

International OTC Healthcare
Analgesics	423	0.2	175	0.1	248	141.7
Cough & Cold	3,877	1.6	4,742	2.0	(865)	(18.2)
Women's Health	4,229	1.8	3,543	1.5	686	19.4
Gastrointestinal	13,436	5.6	12,097	5.0	1,339	11.1
Eye & Ear Care	2,326	1.0	3,159	1.3	(833)	(26.4)
Dermatologicals	791	0.3	598	0.2	193	32.3
Oral Care	3,086	1.3	2,344	1.0	742	31.7
Other OTC	2	—	2	—	—	—
Total International OTC Healthcare	28,170	11.8	26,660	11.1	1,510	5.7

Total Consolidated	$238,788	100.0	$241,552	100.0	$(2,764)	(1.1)

Total segment revenues for the three months ended December 31, 2020 were $238.8 million, a decrease of $2.8 million, or 1.1%, versus the three months ended December 31, 2019. The $2.8 million decrease was related to the decrease in our North American OTC Healthcare segment, partly offset by an increase in our International OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $4.3 million, or 2.0%, during the three months ended December 31, 2020 versus the three months ended December 31, 2019. The three months ended December 31, 2020 were negatively impacted by the Cough & Cold category, but were partly offset by the higher Women’s Health and Oral Care revenues. The Cough & Cold category was impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $1.5 million, or 5.7%, during the three months ended December 31, 2020 versus the three months ended December 31, 2019. The $1.5 million increase was attributable to increased sales in our Australian subsidiary primarily related to increase in sales of Hydralyte. The increase in sales of Hydralyte was related to an easing of shelter-at-home restrictions in Australia.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2020	%	2019	%	Amount	%
North American OTC Healthcare	$121,735	57.8	$120,955	56.3	$780	0.6
International OTC Healthcare	17,152	60.9	16,540	62.0	612	3.7
	$138,887	58.2	$137,495	56.9	$1,392	1.0

Gross profit for the three months ended December 31, 2020 was relatively flat, increasing $1.4 million, or 1.0%, when compared with the three months ended December 31, 2019. As a percentage of total revenues, gross profit increased to 58.2% during the three months ended December 31, 2020, from 56.9% during the three months ended December 31, 2019. The increase in gross profit as a percentage of revenues was primarily a result of the fourth quarter 2020 completion of transitional costs associated with a new warehouse and distribution center.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $0.8 million, or 0.6%, during the three months ended December 31, 2020 versus the three months ended December 31, 2019. As a percentage of North American OTC Healthcare revenues, gross profit increased to 57.8% during the three months ended December 31, 2020 from 56.3% during the three months ended December 31, 2019, primarily due to the fourth quarter 2020 completion of transitional costs associated with a new warehouse and distribution center and improved logistics costs resulting from our warehouse transition.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.6 million, or 3.7%, during the three months ended December 31, 2020 versus the three months ended December 31, 2019. As a percentage of International OTC Healthcare revenues, gross profit decreased to 60.9% during the three months ended December 31, 2020 from 62.0% during the three months ended December 31, 2019, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2020	%	2019	%	Amount	%
North American OTC Healthcare	$88,876	42.2	$91,930	42.8	$(3,054)	(3.3)
International OTC Healthcare	11,930	42.4	12,006	45.0	(76)	(0.6)
	$100,806	42.2	$103,936	43.0	$(3,130)	(3.0)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $3.1 million, or 3.3%, during the three months ended December 31, 2020 versus the three months ended December 31, 2019. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.2% during the three months ended December 31, 2020 from 42.8% during the three months ended December 31, 2019. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing expenses, partly offset by the increase in gross profit noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.1 million, or 0.6%, during the three months ended December 31, 2020 versus the three months ended December 31, 2019. As a percentage of International OTC

Healthcare revenues, contribution margin decreased to 42.4% during the three months ended December 31, 2020 from 45.0% during the three months ended December 31, 2019. The contribution margin decrease as a percentage of revenues was due to a decrease in gross profit noted above as well as incremental advertising and marketing expense.
General and Administrative
General and administrative expenses of $21.4 million for the three months ended December 31, 2020 were relatively flat versus $21.3 million for the three months ended December 31, 2019.

Depreciation and Amortization
Depreciation and amortization expenses were $6.0 million for the three months ended December 31, 2020 and $6.2 million for the three months ended December 31, 2019. The decrease in depreciation and amortization was primarily due to certain assets being fully depreciated in the first quarter of fiscal 2021.

Interest Expense, Net
Interest expense, net was $20.1 million during the three months ended December 31, 2020, versus $24.3 million during the three months ended December 31, 2019. The average indebtedness decreased to $1.6 billion during the three months ended December 31, 2020 from $1.8 billion during the three months ended December 31, 2019. The average cost of borrowing decreased to 5.1% for the three months ended December 31, 2020 from 5.4% for the three months ended December 31, 2019.

Loss on Extinguishment of Debt
During the three months ended December 31, 2019, we recorded a loss on extinguishment of debt of $2.2 million to write off the debt costs related to our 5.375% 2013 Senior Notes, which we redeemed in December 2019.

Income Taxes
The provision for income taxes during the three months ended December 31, 2020 was $12.8 million versus $12.5 million during the three months ended December 31, 2019.  The effective tax rate during the three months ended December 31, 2020 was 23.9% versus 24.7% during the three months ended December 31, 2019. The decrease in the effective tax rate for the three months ended December 31, 2020 was based on our estimated annual effective income tax rate which fluctuates based on the mix of earnings from our U.S. and foreign jurisdictions.

Results of Operations

Nine Months Ended December 31, 2020 compared to the Nine Months Ended December 31, 2019
Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2020 and 2019.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2020	%	2019	%	Amount	%
North American OTC Healthcare
Analgesics	$87,917	12.5	$85,696	12.0	$2,221	2.6
Cough & Cold	45,105	6.4	63,067	8.9	(17,962)	(28.5)
Women's Health	187,159	26.4	177,832	25.2	9,327	5.2
Gastrointestinal	93,654	13.3	96,431	13.5	(2,777)	(2.9)
Eye & Ear Care	72,785	10.3	73,134	10.3	(349)	(0.5)
Dermatologicals	80,097	11.4	77,063	10.8	3,034	3.9
Oral Care	67,017	9.5	62,493	8.8	4,524	7.2
Other OTC	4,117	0.6	3,838	0.5	279	7.3
Total North American OTC Healthcare	637,851	90.4	639,554	90.0	(1,703)	(0.3)

International OTC Healthcare
Analgesics	964	0.1	648	0.1	316	48.8
Cough & Cold	10,865	1.5	15,938	2.2	(5,073)	(31.8)
Women's Health	10,766	1.6	8,867	1.2	1,899	21.4
Gastrointestinal	25,520	3.7	28,110	3.9	(2,590)	(9.2)
Eye & Ear Care	7,908	1.1	9,355	1.3	(1,447)	(15.5)
Dermatologicals	2,326	0.3	1,864	0.3	462	24.8
Oral Care	9,399	1.3	7,435	1.0	1,964	26.4
Other OTC	5	—	4	—	1	25.0
Total International OTC Healthcare	67,753	9.6	72,221	10.0	(4,468)	(6.2)

Total Consolidated	$705,604	100.0	$711,775	100.0	$(6,171)	(0.9)

Total segment revenues for the nine months ended December 31, 2020 were $705.6 million, a decrease of $6.2 million, or 0.9%, versus the nine months ended December 31, 2019. The $6.2 million decrease was primarily related to our International OTC Healthcare segment.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $1.7 million, or 0.3%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. The nine months ended December 31, 2020 were negatively impacted by lower Cough & Cold and Gastrointestinal revenues, partly offset by positively impacted Women’s Health and Oral Care categories. The Cough & Cold and Gastrointestinal categories faced declines in incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $4.5 million, or 6.2%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. The $4.5 million decrease was primarily attributable to decreased sales in our Australian subsidiary, primarily related to both lower general consumer illnesses and activities such as athletics resulting from the various social distancing measures brought on by COVID-19.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2020	%	2019	%	Amount	%
North American OTC Healthcare	$370,072	58.0	$363,875	56.9	$6,197	1.7
International OTC Healthcare	40,344	59.5	44,438	61.5	(4,094)	(9.2)
	$410,416	58.2	$408,313	57.4	$2,103	0.5

Gross profit for the nine months ended December 31, 2020 increased $2.1 million, or 0.5%, when compared with the nine months ended December 31, 2019.  The increase in gross profit was due to the increase in the North American OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 58.2% during the nine months ended December 31, 2020, from 57.4% during the nine months ended December 31, 2019. The increase in gross profit as a percentage of revenues was primarily a result of the fourth quarter 2020 completion of transitional costs associated with a new warehouse and distribution center and improved logistics costs resulting from our warehouse transition.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $6.2 million, or 1.7%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. As a percentage of North American OTC Healthcare revenues, gross profit increased to 58.0% during the nine months ended December 31, 2020 from 56.9% during the nine months ended December 31, 2019, primarily due to the fourth quarter completion of transitional costs associated with a new warehouse and distribution center and improved logistics costs resulting from our warehouse transition.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $4.1 million, or 9.2%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. As a percentage of International OTC Healthcare revenues, gross profit decreased to 59.5% during the nine months ended December 31, 2020 from 61.5% during the nine months ended December 31, 2019, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2020	%	2019	%	Amount	%
North American OTC Healthcare	$278,519	43.7	$269,241	42.1	$9,278	3.4
International OTC Healthcare	27,725	40.9	32,045	44.4	(4,320)	(13.5)
	$306,244	43.4	$301,286	42.3	$4,958	1.6

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $9.3 million, or 3.4%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 43.7% during the nine months ended December 31, 2020 from 42.1% during the nine months ended December 31, 2019. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above as well as a decrease in the first quarter of 2021 in advertising and marketing reflecting spend efficiencies and reductions across brands/categories driven by consumer behavior.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $4.3 million, or 13.5%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 40.9% during the nine months ended December 31, 2020 from 44.4% during the nine months ended December 31, 2019. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above.
General and Administrative
General and administrative expenses decreased $3.8 million, or 5.8%, during the nine months ended December 31, 2020 versus the nine months ended December 31, 2019. The decrease in general and administrative expenses was primarily due to decreases in compensation costs resulting from attrition as well as reduced travel costs relating to COVID-19.

Depreciation and Amortization
Depreciation and amortization expenses were $18.1 million for the nine months ended December 31, 2020 and $18.5 million for the nine months ended December 31, 2019. The decrease in depreciation and amortization expenses was primarily due to certain assets being fully depreciated in the first quarter of fiscal 2021.

Interest Expense, Net
Interest expense, net was $63.3 million during the nine months ended December 31, 2020, versus $73.8 million during the nine months ended December 31, 2019. The average indebtedness decreased to $1.6 billion during the nine months ended December 31, 2020 from $1.8 billion during the nine months ended December 31, 2019. The average cost of borrowing decreased to 5.1% for the nine months ended December 31, 2020 from 5.4% for the nine months ended December 31, 2019.

Loss on Extinguishment of Debt
During the nine months ended December 31, 2019, we recorded a loss on extinguishment of debt of $2.2 million to write off the debt costs related to our 5.375% 2013 Senior Notes, which we redeemed in December 2019.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2020 was $34.6 million versus $35.4 million during the nine months ended December 31, 2019.  The effective tax rate during the nine months ended December 31, 2020 was 21.1% versus 25.2% during the nine months ended December 31, 2019. The decrease in the effective tax rate for the nine months ended December 31, 2020 was primarily due to the application of final tax regulations issued for GILTI, and the discrete event pertaining to the release of the valuation allowance on prior year foreign tax credits.

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

As of December 31, 2020, we had cash and cash equivalents of $62.1 million, a decrease of $32.7 million from March 31, 2020. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2020	2019	$ Change
Cash provided by (used in):
Operating Activities	$176,520	$160,998	$15,522
Investing Activities	(17,347)	(8,305)	(9,042)
Financing Activities	(195,710)	(151,988)	(43,722)
Effects of exchange rate changes on cash and cash equivalents	3,880	356	3,524
Net change in cash and cash equivalents	$(32,657)	$1,061	$(33,718)

Operating Activities
Net cash provided by operating activities was $176.5 million for the nine months ended December 31, 2020, compared to $161.0 million for the nine months ended December 31, 2019. The $15.5 million increase was due to an increase in net income after non-cash items partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $17.3 million for the nine months ended December 31, 2020, compared to $8.3 million for the nine months ended December 31, 2019. The increase was due to an increase in capital expenditures in the current period.

Financing Activities
Net cash used in financing activities was $195.7 million for the nine months ended December 31, 2020, compared to $152.0 million for the nine months ended December 31, 2019.  The increase was primarily due to increased repayments of debt of $59.0 million and decreased borrowings of $30.0 million in the nine months ended December 31, 2020, partly offset by a decrease in our repurchase of common stock of $40.1 million compared to the prior period as well as a payment of debt costs of $5.8 million in the nine months ended December 31, 2019.

Capital Resources

As of December 31, 2020, we had an aggregate of $1.6 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 6.375% 2016 Senior Notes, which mature on March 1, 2024; and
•$560.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024.

As of December 31, 2020, we had no balance outstanding on 2012 ABL Revolver and a borrowing capacity of $123.3 million.

During the years ended March 31, 2020 and 2019, under the 2012 Term Loan, we made voluntary principal payments against outstanding indebtedness of $48.0 million and $200.0 million, respectively. During the nine months ended December 31, 2020, we made voluntary principal payments against outstanding indebtedness of $130.0 million under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of December 31, 2020, was $560.0 million. Since we have made optional payments this year and in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on January 26, 2024.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2021 (remaining three months ending March 31, 2021)	$—
2022	—
2023	—
2024	1,160,000
2025	—
Thereafter	400,000
$1,560,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended December 31, 2020 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2020 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2020 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2020, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2016 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Interest Rate Swaps:
We have had two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. Of these, $200.0 million matured on January 31, 2021 and $200.0 million matures on January 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2020.

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

For more information, see Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. To manage this risk, we use interest rate swaps to hedge a total of $400.0 million of this variable rate debt.  At December 31, 2020, approximately $160.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2020 of approximately $0.4 million and $1.8 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2020, approximately 13.9% and 11.7%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2019, approximately 12.7% and 11.6%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2020 and 2019. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.2 million for the three months ended December 31, 2020 and approximately $3.2 million for the nine months ended December 31, 2020. It represented a less than 5% impact on pre-tax income of approximately $1.4 million for the three months ended December 31, 2019 and approximately $4.0 million for the nine months ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2020.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	58,522	$34.04	58,522	$15,265,264
November 1 to November 30, 2020	73,510	$33.96	73,510	$12,769,191
December 1 to December 31, 2020	121,739	$36.05	121,739	$8,380,911
Total	253,771		253,771
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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 4, 2021	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)