Form 10-K
period 2021-03-31
Prestige Consumer Healthcare Inc.
filed 2021-05-07
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2020 was $1,820.5 million.
As of May 3, 2021, the registrant had 49,910,894 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	(Reserved)	28
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	85

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	86
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accounting Fees and Services	86

Part IV
Item 15.	Exhibits, Financial Statement Schedules	87
Item 16.	Form 10-K Summary	91

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
•Changes by retailers in inventory management practices, delivery requirements, and demands for marketing and promotional spending in order to retain or increase shelf space or online share;
•Our inability to grow our international sales;
•General economic conditions and incidence levels affecting sales of our products and their respective markets;
•Financial factors, such as increases in interest rates and currency exchange rate fluctuations;
•Changing consumer trends, additional store brand or branded competition, accelerating shifts to online shopping or pricing pressures;
•Our dependence on third-party manufacturers to produce many of the products we sell and our ability to transfer production to our own facilities or other third-party suppliers;
•Our dependence on third-party logistics providers to distribute our products to customers;
•Price increases for raw materials, labor, energy and transportation costs, and for other input costs;
•Disruptions in our distribution center or manufacturing facility;
•Shortages of supply of sourced goods;
•Potential changes in export/import and trade laws, regulations and policies including any increased trade restrictions or tariffs;
•Acquisitions, dispositions or other strategic transactions diverting managerial resources, and creating additional liabilities;
•Actions of government agencies in connection with our products, advertising or regulatory matters governing our industry;
•Product liability claims, product recalls and related negative publicity;
•Our inability to protect our intellectual property rights;
•Our dependence on third parties for intellectual property relating to some of the products we sell;
•Our inability to protect our information technology systems from threats or disruptions;
•Our dependence on third-party information technology service providers and their ability to protect against security threats and disruptions;
•Our assets being comprised virtually entirely of goodwill and intangibles and possible changes in their value based on adverse operating results and/or changes in the discount rate used to value our brands;
•Our dependence on key personnel;

•The costs associated with any claims in litigation or arbitration and any adverse judgments rendered in such litigation or arbitration;
•Our level of indebtedness and possible inability to service our debt or to obtain additional financing;
•The restrictions imposed by our financing agreements on our operations; and
•Changes in federal, state and other geographic tax laws.

For more information, see “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2021”) refers to our fiscal year ended March 31 of that year.

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

•Establish and maintain our manufacturing, third-party manufacturing and distribution relationships to fulfill customer demands;

•Develop innovative new products;

•Continue to grow our presence in the United States and international markets through acquisitions and organic growth, and;

•Allocate capital effectively.

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of consumer healthcare brands have also been an important part of our growth strategy. We pursue this growth following an acquisition through spending on advertising and marketing support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

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

The following summarizes the percent of our net revenues by segment:

	March 31,
(In thousands)	2021	2020	2019
Segment:
North American OTC Healthcare	90.0%	89.2%	88.4%
International OTC Healthcare	10.0	10.8	9.6
Household Cleaning	—	—	2.0
Total	100.0%	100.0%	100.0%

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Major Brands and Market Position

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 80.3%, 80.5%, and 78.6% of our total revenues for 2021, 2020, and 2019, respectively.

Major Brands	Product Group	Market Position (1)	Market Segment (2)	Brand Information
North American OTC Healthcare: (3)
BC®/Goody's	Analgesics	#1	Analgesic Powders	Developed over 80 years ago, BC and Goody’s provide fast pain relief at the speed of powder
Boudreaux's Butt Paste	Dermatologicals	#4	Baby Ointments	Products include various diaper rash ointments produced with high-quality ingredients
Chloraseptic	Cough & Cold	#1	Sore Throat Liquids and Lozenges	Products include sprays and lozenges to relieve sore throats and mouth pain
Clear Eyes	Eye & Ear Care	#1	Redness Relief	Effective eye care that helps relieve redness and provides soothing comfort
Compound W	Dermatologicals	#1	Wart Removal	Provides safe and effective at-home removal of common and plantar warts
Debrox	Eye & Ear Care	#1	Ear Wax Removal	Provides a safe and gentle way to remove excess ear wax or water from ear canal
DenTek	Oral Care	#3	PEG Oral Care	Products include floss picks, interdental brushes, dental guards, dental repair and wax, floss threaders, dental picks and tongue cleaners
Dramamine	Gastrointestinal	#1	Motion Sickness Relief	Includes non-drowsy, kids', original and nausea-free formulas
Fleet	Gastrointestinal	#1	Adult Enemas and Suppositories	First sold in 1869, products include enemas and suppositories
Gaviscon	Gastrointestinal	#1	Upset Stomach Remedies	Creates a foam barrier to keep stomach acid from backing up into the esophagus
Luden's	Cough & Cold	#3	Cough Drops	Cough drop brand that is over 130 years old and includes a variety of flavors
Monistat	Women's Health	#1	Vaginal Anti-Fungal	Provides fast relief for yeast infections and is available in several different doses
Nix	Dermatologicals	#1	Lice and Parasite Treatments	Effective and safe lice and super lice treatments
Summer's Eve	Women's Health	#1	Feminine Hygiene	Offers a variety of feminine hygiene products including washes, cloths, sprays and powders
International OTC Healthcare:
Fess	Cough & Cold	#1	Nasal Saline Sprays and Washes	Helps relieve nasal and sinus congestion due to allergy, hay fever, colds and flu
Hydralyte	Gastrointestinal	#1	Oral Rehydration	Relieves symptoms of dehydration and helps replace water and electrolytes lost due to vomiting, diarrhea, heavy sweating, vigorous exercise and occasional hangovers
(1)We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), for the 52-week period ended March 21, 2021. International information was derived from several sources. Fess and Hydralyte data is for the Australian market.
(2)“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.
(3)Some brands in the North American OTC Healthcare segment are also sold in the International OTC Healthcare segment.

Our products are sold through multiple channels, including mass merchandisers, drug, food, dollar, convenience, club and e-commerce stores, which reduces our exposure to any single distribution channel.

Market Position
During 2021, approximately 69.2% of our total revenues were from major brands with a number one market position, compared with approximately 69.4% and 65.8% of total revenues during 2020 and 2019, respectively.  In 2021, these brands included BC/Goody's, Chloraseptic, Clear Eyes, Compound W, Debrox, Dramamine, Fess, Fleet, Gaviscon, Hydralyte, Monistat, Nix, and Summer's Eve.

Competitive Strengths and Growth Strategy

We believe that our product portfolio is positioned for long-term growth based on the following factors:

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market a diverse portfolio of well-recognized consumer brands, some of which were established over 100 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category. We provide significant marketing support to our portfolio, which is designed to enhance our sales growth and our long-term profitability across our major brands and other significant brands, sometimes referred to as core brands.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products. One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  As an example of this philosophy, in 2021 we launched a number of new products, including Summer's Eve Active Chafe Gel and Sprays, Monistat Feminine Cleanser, and Compound W Gel Plus ConSeal Patches. In 2020, we launched Summer's Eve Active, Summer's Eve Blissful Escape Spray, Goody's Hangover, DenTek Cross Flosser, and BC Max. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

Investments in Advertising and Marketing
We invest in advertising and marketing to drive the growth of our core brands.  Our marketing strategy is focused primarily on consumer oriented initiatives that target consumers via mass media, digital marketing, in-store programming and coupons. While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.

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

Growing Our International Business
International sales beyond the borders of North America represented 10.0%, 10.8% and 9.6% of total revenues in 2021, 2020, and 2019, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues as a proportion of our total revenues will continue to grow over the long-term. Although our 2021 international sales as a proportion of our total revenues decreased, it was primarily attributable to decreased sales in Australia, largely related to both fewer general consumer illnesses and activities such as athletics resulting from the various social distancing measures brought on by the coronavirus ("COVID-19").

A number of our brands have previously been sold internationally, and we seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion of our brands into other international markets.

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

Marketing and Sales

Our marketing strategy is based on the acquisition and the rejuvenation of established consumer brands that possess what we believe to be significant brand value and unrealized potential and to grow categories with existing brands where we have leading market positions.  Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and marketing programs.  After we acquire a brand, we implement a brand-building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and provides a vehicle to drive growth through product innovation. Brand priorities will vary from year-to-year.  This brand-building process involves the evaluation of the existing brand name, the development and introduction of innovative new products, and the execution of marketing support programs.  Recognizing that financial resources are limited, we allocate our resources to focus on our core brands with the most impactful, consumer-relevant initiatives that we believe have the greatest opportunities for growth and financial success.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 25 domestic customers.  We also contract with third-party sales management enterprises that interface directly with many of our remaining customers and report directly to members of our sales management team.  In an effort to ensure continued sales growth, we continue to focus on expanding our reliance on direct sales while reducing our reliance on brokers for our non-top 25 customers.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience, club and e-commerce stores.  The following table sets forth the percentage of gross sales for our domestic customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales(1)
Channel of Distribution	2021	2020	2019
Mass	34.5	36.5	37.4
Drug	22.4	25.6	26.4
Food	15.0	15.4	15.5
Dollar	7.7	6.6	6.8
Convenience	3.2	3.9	4.0
Club	1.8	1.4	1.6
Other (2)	15.4	10.6	8.3
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

During 2021, 2020, and 2019, Walmart accounted for approximately 21.6%, 23.1%, and 23.7%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will in the aggregate continue to account for a large portion of our sales.

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill most of our manufacturing needs.  We have found that contract manufacturing often maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility and capacity, (iv) regulatory compliance, and (v) competitive pricing. We require each of our suppliers, most of whom are based in the United States and Canada, to comply with our Supplier Code of Conduct, which sets forth the basic and minimal expectations that all suppliers must meet in order to do business with us. We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services from product development through the manufacturing of finished goods.  This management approach results in minimal capital expenditures and maximizes our cash flow, which allows us to reinvest to support our marketing initiatives, fund brand acquisitions or repay outstanding indebtedness.

At March 31, 2021, we had relationships with 118 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 70.5% of our gross sales for 2021, compared to 14 manufacturers with long-term contracts that accounted for approximately 62.3% of our gross sales in 2020.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

Our long-term supply and manufacturing agreements explicitly outline the manufacturers’ obligations and product specifications with respect to the brand or brands being produced, including allocation of product liability risk. However, the purchase price of products is subject to change pursuant to the terms of these agreements due to fluctuations in input costs such as raw material, packaging components and labor costs.

Some of our other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments. To the extent we rely on purchase orders, rather than supply and manufacturing agreements, to govern our commercial relationships with suppliers, we typically rely on implied warranties with respect to the products manufactured, and we do not have specifically negotiated allocation of risk with these third-party manufacturers.

In addition to relying on contract manufacturers, we operate a manufacturing facility in Lynchburg, Virginia, which manufactures products accounting for approximately 16% of our gross sales.

We believe that most of the raw materials and packaging components used to produce our products at our manufacturing facility in Virginia and at our third-party manufacturing facilities are readily available through multiple sources.

Warehousing and Distribution

We manage product distribution in the continental United States through one facility, which is owned and operated by GEODIS Logistics LLC ("GEODIS"), a third-party provider. We entered into an agreement with GEODIS in May 2019 and transitioned to this facility from our previous provider during fiscal 2020. GEODIS provides warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) carrier claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) freight payment services.

Competition

The business of selling brand name consumer products in the OTC Healthcare market is highly competitive.  This market includes numerous national and global manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad.  In addition, like most companies that market products in this category, we are experiencing continued competition from “private label” products introduced by major retail chains.  While we believe that our branded products provide superior quality and benefits, we are unable to predict the extent to which consumers will purchase “private label” products as an alternative to branded products, although we expect that this may increase during an economic downturn.

Our principal competitors include Johnson & Johnson, The Procter & Gamble Company, Reckitt Benckiser, Mondelez International, GlaxoSmithKline, Sunstar America, Inc., Combe, Bayer, Bausch Health Companies Inc., and Sanofi.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, value to customers, price, and product availability at the retail and e-commerce level.  Advertising, marketing, merchandising and packaging, the timing of new product introductions, and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store and online positioning, wall display space and inventory levels for retail sale.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, marketed, distributed and sold.  Our Regulatory team is guided by a senior member of management and staffed by individuals with appropriate quality, legal and regulatory experience.  Our Regulatory, Quality and Operations teams work closely with our third-party manufacturers and our own manufacturing operation on quality-related matters, while we monitor our third-party manufacturers' compliance with FDA and foreign regulations and perform periodic audits to ensure compliance.  This continual evaluation process is designed to ensure that our manufacturing processes and products are of high quality and in compliance with known regulatory and quality requirements.  If the FDA or a foreign governmental authority chooses to audit a particular third-party manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the audit as it proceeds.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant products. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales.

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

Certain of our U.S. OTC drug products are New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) products and are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations. Moving forward, OTC drug products will fall under the requirements of The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") signed into law on March 27, 2020, which includes the Over-the-Counter Monograph Safety, Innovation, and Reform Act. These new requirements are expected to be delineated by the FDA in 2023/2024.

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through a system that may involve pre-market clearance.  During the review process, the FDA makes an affirmative determination as to the sufficiency of the label directions, cautions and warnings for the medical devices in question.

Certain of our products are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act ("FDC Act") and the Fair Packaging and Labeling Act. The FDA does not require pre-market clearance for cosmetics but seeks to insure the products are not adulterated or misbranded.

In accordance with the FDC Act and FDA regulations, we and our third-party manufacturers of U.S. products must also comply with the FDA’s current Good Manufacturing Practices (“GMPs”).  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both we and our third-party manufacturers are complying with GMPs.

Our dietary supplement products are governed by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which defines and regulates dietary supplements. Under DSHEA, supplements are also effectively regulated by the FDA for GMPs.

A number of our products are regulated by the CPSC under the Federal Hazardous Substances Act (“FHSA”), the Poison Prevention Packaging Act of 1970 (the “PPPA”) and the Consumer Products Safety Improvement Act of 2008 (“CPSIA”).  In addition, a small number of our products are subject to regulation under the PPPA and can only be legally marketed if they are dispensed in child-resistant packaging or labeled for use in households where there are no children.  The CPSIA requires us to make available to our customers certificates stating that we are in compliance with any applicable regulation administered by the CPSC.

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

Sustainability and Environmental, Social and Governance (“ESG”) Regulations
We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate. Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations including periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. We seek to ensure responsible sourcing of our products and to improve our suppliers’ environmental, labor, health and safety and ethical practices through our Supplier Code of Conduct. We seek to minimize our resource footprint at our locations with a focus on managing waste, water and energy consumption.

Other Regulations
We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to import/export, antitrust and pharmacovigilance issues.  To the extent we decide to commence or expand operations in additional countries, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency.  We must also comply with product labeling and packaging regulations that may vary from country to country.  Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products.  Our failure to comply with these regulations can also result in a product being removed from sale in a particular market, either temporarily or permanently.  In addition, we are subject to FTC and state regulations, as well as foreign regulations, relating to our product claims and advertising.  If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties.

Impact of Regulations
Compliance with these various regulations has an impact on capital expenditures, earnings and our competitive position. Additional or shifting governmental regulation has and in the future could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Those changes have and will continue to require capital investments in facilities and equipment to meet the requirements, as well as additional product development, material and production costs which may impact our earnings and ability to compete.

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

Seasonality
The first quarter of our fiscal year generally is the least profitable quarter due to the increased advertising and marketing spending to support those brands with a summer selling season, such as Clear Eyes products and Compound W, and generally the lowest level of sales attributable to multiple factors.  The effectiveness of advertising and marketing campaigns in the third quarter influences sales of products such as Chloraseptic, Little Remedies, and Luden's, during the fourth quarter cough and cold winter months.  Additionally, the fourth quarter typically has the lowest level of advertising and marketing spending as a percent of revenue.

Human Capital Management

Our Culture & Diversity
Our mission is to deliver high-quality consumer healthcare products that improve and enrich the lives of our consumers. Our Company culture is founded on the principles of Leadership, Trust, Change and Execution. Of those principles, Trust is among the most important. Trust in the safety and performance of our products, the integrity of our manufacturing and marketing processes, the character of our people, and the benefit to our consumers and society.

We take pride in the wide range of backgrounds, races, nationalities, personalities, ideas, and talents that make up our organization. We continually review our Company employee demographics to help us adhere to our principles of diversity, equity and inclusion. We also reward employees who take ownership and embody our principle of Leadership with projects that positively impact our business, community and stakeholders. We strive to create and sustain a diverse and inclusive environment where all employees are inspired to achieve their full potential.

We also believe in working productively with one another and with our stakeholders to ensure long-term success. Some of the ways we encourage this is by:

•Recruiting: With employees across the U.S. and the world, we understand the importance of hiring and advancement practices that ensure diversity and equality at all levels of the organization as well as talent development.

•Monitoring: We have a strict Code of Conduct and Ethics that fosters a work environment that is free from intimidation, harassment and violence. Our team employs a process to investigate and resolve any potential conduct or ethics concern that may violate our mission of diversity and inclusion. We use a third-party reporting avenue for employees to exercise any such concern safely and without threat of retaliation.

Our Employees
As of March 31, 2021, we had approximately 505 global employees. Approximately 88% of our workforce operates in the United States, 10% in Australia and Asia and 2% in Europe. 60% of our employees are salaried and 40% are paid hourly wages, mostly in production. We employ only a few part time employees. Our workforce of 505 employees is 53% female and 47% male. None of our employees are a party to a collective bargaining agreement. Management believes that our relations with employees are good.

Strategic Development and Empowerment
We encourage all employees to achieve their full potential by participating in our mentorship opportunities, career development programs and Company-provided learning tools. We provide meaningful responsibility and development opportunities to our employees worldwide. We employ a performance management process under which all employees receive reviews that not only assess performance, but identify specific developmental opportunities and learning goals for the individual. By empowering our employees to develop and enhance their skills through enterprise-wide tools, videos and coursework that focus on continuous learning and professional and personal development designed to strengthen and broaden skill sets, we help all of our employees reach their full potential, which in turn helps our organization succeed.

Health and Safety
We are committed to providing a safe work environment for our employees and require employees to share this concern by abiding to rigorous safety measures. To enable this and assure that the message of health, safety and well-being are part of our work culture, we conduct regular training programs at our production facility. We seek to comply with all federal, state and/or local occupational safety and health standards and report our safety records in accordance with the Occupational Safety and Health Administration ("OSHA").

In 2020, we implemented protocols in response to the COVID-19 pandemic across all locations, in an effort to ensure both the safety of our employees and compliance with federal and local requirements and guidelines. Early in the pandemic, our office-based employees successfully transitioned to a remote workforce that we expect will continue until we have determined that it is in our employees’ and the Company’s best interests to return to the office. During the pandemic, our dedicated production employees at our manufacturing facility in Lynchburg, VA have continued to operate three shifts a day with enhanced safety and health measures in place to protect their well-being. These measures have allowed employees the flexibility to attend to other unique personal and family needs brought on by the pandemic.

Our Community
We are a responsible corporate citizen and we resolve to live by our principles as we continue to grow our global business. We seek out opportunities to be active members of our communities to enhance the lives of our neighbors and consumers. We encourage employees to become actively involved in their respective communities, and we enable office locations the freedom to develop programs that are appropriate to their community needs. For example, our corporate headquarters office location has an annual “Day of Giving” where employees spend a day every December giving back to the nearby communities, while other office locations support their communities through various volunteerism events.
Further information surrounding our Company’s human capital development and sustainability efforts are available on our Company’s website at https://www.prestigebrands.com/about-us/corporate-responsibility.

Coronavirus Outbreak
The COVID-19 pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity since early 2020. The COVID-19 pandemic and the corresponding government responses have also led to increased unemployment, which led to a reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain and could continue to reduce demand for our products and put downward pressure on prices. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter of fiscal 2021. Since then, we have seen more stable consumer consumption and customer orders. Sales have varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, we received reports of an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date, the COVID-19 pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the effectiveness and availability of vaccines, the severity and impact of new COVID-19 strains, and the government and public health actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of the impacts of COVID-19 on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

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

We have adopted a Code of Conduct Policy, Code of Ethics for Senior Financial Employees, Policy and Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters, Corporate Governance Guidelines, Audit Committee Pre-Approval Policy, and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, as well as a Related Persons Transaction Policy and Stock Ownership Guidelines.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for these documents from us should be made in writing to:

Prestige Consumer Healthcare Inc.
660 White Plains Road
Tarrytown, New York 10591
Attention: Secretary

We intend to disclose future amendments to these documents, policies and guidelines and any waivers of these documents, policies and guidelines, on our Internet website and/or through the filing of a Current Report on Form 8-K with the SEC, to the extent required under the Exchange Act.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Industry

The current pandemic from the outbreak of a novel strain of coronavirus, or COVID-19, could have an adverse impact on our results of operations and financial condition, and the continuation of this pandemic, further outbreaks of COVID-19, or any future outbreak of other highly infectious diseases or public health emergencies could have a similar impact.

The COVID-19 pandemic is causing significant volatility in the global economy and resulting in materially reduced economic activity since early 2020. Globally, numerous government orders and restrictions implemented to reduce the spread of COVID-19 since early calendar year 2020 have required many businesses to temporarily close or limit operations and have mandated that individuals substantially restrict daily activities, which has adversely affected workforces, customers, and consumer sentiment, decreased consumer spending and increased unemployment.

Our operations are impacted by consumer spending levels, the availability of our products at retail stores or for online purchase, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Although the COVID-19 pandemic has not yet materially adversely impacted our business or our operations, we could experience a material adverse impact in future quarters if conditions worsen. For example, sales have varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold, and Gastrointestinal). We could experience adverse impacts from COVID-19 in a number of ways, including, but not limited to, the following:

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

Operationally in response to the COVID-19 pandemic, we initiated a work remotely protocol and restricted the business travel of our workforce. Although we have not experienced a material impact to our business from these changes, if significant portions of our workforce, including key personnel, are unable to continue to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, the impact of the pandemic on our operations could be exacerbated. It was reported to us that there was an increase in absenteeism at our distribution center and some of our suppliers in the first and second quarters of calendar 2020. Despite the high absentee rate, however, we have not experienced a material disruption to our overall supply chain.

While the COVID-19 pandemic has not negatively impacted our results of operations to date, the extent to which it, and any related global economic downturn, could affect our business, results of operations and financial condition in future quarters will depend on developments that are highly uncertain and cannot be predicted, including the severity and duration of the outbreak and any recovery period, the availability and acceptance of vaccines, future actions taken by governmental authorities and other third parties in response to the pandemic, and the impact on our customers, employees and suppliers, distributors and other service providers. In addition, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or permanent discontinuation of operations. Accordingly, the ultimate impact on our financial condition and results of operations cannot be determined at this time. Nonetheless, we anticipate that it could adversely affect our results of operations and financial condition, including by negatively impacting the demand for our products, restricting our operations and sales, marketing and distribution efforts, disrupting supply chain and manufacturing processes and other important business activities. Moreover, the effects of the COVID-19 pandemic will exacerbate the other risks described in this “Risk Factors” section of this Annual Report on Form 10-K.

The high level of competition in our industry, much of which comes from competitors with greater resources, could adversely affect our business, financial condition and results of operations.

The business of selling brand name consumer products in the OTC Healthcare market is highly competitive. This market includes numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad. Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on research and development and advertising and marketing, and to respond more effectively to changing business and economic conditions, including in connection with the COVID-19 pandemic. If this were to occur, it could have a material adverse effect on our financial condition and results of operations.

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

We compete for consumers’ attention based on a number of factors, including brand recognition, product quality, performance, value to consumers, price and product availability at the retail level.  Advertising, marketing, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. Our markets are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  New product innovations by our competitors, or our failure to develop new products, the failure of a new product launch by the Company, or the obsolescence of one or more of our products, could have a material adverse effect on our business, financial condition and results of operations. If our advertising, marketing and promotional programs are not effective, our sales may decline. In addition, the introduction or expansion of store brand products that compete with our products has impacted and could in the future impact our sales and results of operations.

The structure and quality of our sales force, as well as sell-through of our products, affect in-store and our e-commerce product position, wall display space and inventory levels for retail sale.  If we are unable to maintain our current distribution network, product offerings for retail sale, inventory levels and in-store and online positioning of our products, our sales and operating results could be adversely affected.

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

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales, and the loss of one or more of these customers or changes in their strategies and policies could reduce our gross sales and have a material adverse effect on our financial condition and results of operations.

During 2021, Walmart, which accounted for approximately 21.6% of our gross sales, was our only customer that accounted for more than 10% of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales. Many of our customers have sought to obtain lower pricing, special packaging inventory practices, logistics or other changes to the customer-supplier relationship. If we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors. Reductions in inventory by our customers, the loss of one or more of our top customers, including as a result of consolidation in the retail industry, or any significant decrease in sales to these customers based on changes in their strategies or policies including a reduction in the number of brands they carry, the amount of shelf space or positioning they dedicate to store brand products, inventory management, or a significant decrease in our retail display space or online positioning or in any of these customers’ stores, could reduce our sales and have a material adverse effect on our financial condition and results of operations.

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

We primarily depend on third-party manufacturers to produce the products we sell.  If we are unable to maintain these manufacturing relationships or are unable to successfully transfer manufacturing to another third-party or our own manufacturing facility we may be unable to meet customer demand and our business, sales and profitability could suffer as a result.

Many of our products are produced by a limited number of third-party manufacturers.  Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships or to our own manufacturing facility is critical to our ability to deliver quality products to our customers in a timely manner.  Without adequate supplies of quality merchandise, our sales would decrease materially and our business would suffer.  In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships.  Because of the unique manufacturing requirements of certain products, the Company may be unable to timely qualify new suppliers or at the quantities, quality and price levels needed. From time to time, certain of the Company's manufacturers have had difficulty meeting demand, which can cause shortages of our products. In such instances, we may not be able to identify or qualify secondary manufacturers for such products in a timely manner, and such manufacturers may not allocate sufficient capacity to allow us to meet our commitments to customers.  In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production, or product disadvantage in the marketplace. In some instances, we may seek to transfer the manufacturing of certain products to our own facilities which may result in additional manufacturing expense, delay in production, additional regulatory requirements and other disruptions to our business. In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, which could damage our reputation and result in lost customers and sales, and could have a material adverse effect on our business, financial condition and results of operations.

The manufacturers we use have historically and may continue to increase the cost of many of the products we purchase, which could adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers.  Increased costs could also have a material adverse effect on our financial condition and results of operations.

At March 31, 2021, we had relationships with 118 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 70.5% of our gross sales for 2021, compared to 14 manufacturers with long-term contracts that produced approximately 62.3% of gross sales in 2020.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

Price increases for raw materials, labor, energy, transportation costs and other manufacturer, logistics provider or distributor demands could have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Increases in commodity raw material (including resins), packaging component prices, and labor, energy and fuel costs and other input costs could have a significant impact on our financial condition and results of operations if our raw material suppliers, third-party manufacturers, logistics providers or distributors pass along those costs to us. If we are unable to increase the price for our products to our customers or continue to achieve cost savings in a rising cost environment, any such cost increases would likely reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price of our products in order to maintain our current gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations.

Disruption in our third-party distribution center or our Virginia manufacturing facility may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

In 2020, we moved our product distribution in the United States to be managed by a third-party through one primary distribution center in Clayton, Indiana, and with the acquisition of Fleet, we operate one manufacturing facility located in Lynchburg, Virginia, which manufactures products comprising approximately 16% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with a third-party distribution manager or contagious disease outbreaks or other public health emergencies could also materially impact our product distribution. For example, we previously identified the COVID-19 pandemic or another outbreak could materially impair our distribution network if our distribution facilities were required to close or limit operations due to illness or government order. Any disruption as a result of business integration, contagious disease outbreaks, or third-party performance at our distribution center could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the Summer's Eve and Fleet products, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution managers or the manufacturing facility. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

Consumption trends for our products may not correlate to our results of operations.

We regularly review consumption levels for our core brands to provide an indication of the strength of our expected results of operations. Total company consumption is based on domestic IRI multi-outlet + C-Store retail sales for the relevant period, retail sales from other third parties for certain untracked e-commerce channels in North America for leading retailers, Australia consumption based on IMS data, and other international net revenues as a proxy for consumption. Our calculation of consumption levels may not accurately reflect actual retail consumption, given the limitations of the tracked data primarily with respect to e-commerce, Costco and international sales. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space and we would expect those efforts to continue.

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

Although we have supply and manufacturing agreements with certain of our third-party manufacturers, which explicitly outline the allocation of product liability risk with respect to the products these manufacturers produce, some of our other products are manufactured on a purchase order basis. To the extent we rely on purchase orders to govern our commercial relationships with suppliers, we have not specifically negotiated the allocation of risk for product liability obligations. Instead, we typically rely on implied warranties from the suppliers with respect to these products. As a result, we may have difficulty enforcing these implied warranties, and we may bear all or a significant portion of any product liability obligations rather than transferring this risk to our third-party manufacturers.

In addition, although we maintain, and require our suppliers and third-party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our financial condition.  In addition, in the future we may not be able to obtain adequate product liability insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate product liability insurance coverage.

Risks Related to Acquisitions and Product Development

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

Regulatory Risks

Our risks associated with doing business internationally increase as we expand our international footprint.

During 2021, 2020, and 2019, approximately 10.0%, 10.8% and 9.6%, respectively, of our total revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third-party manufacturers are located outside the United States. Risks of doing business internationally include, but are not limited to:

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

•Difficulty protecting our intellectual property rights in these markets; and

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
In addition, the United Kingdom's (the “UK”) exit from the European Union (commonly referred to as “Brexit”) could disrupt trade and the free movement of goods, services and people between the UK and the European Union. Our operations in the UK represent less than 1% of our total revenues. The restrictions on trade created by Brexit could have an adverse impact on our business and results of operations.

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

The formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC and CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold.  The FDC Act and FDA regulations require that the manufacturing processes of our facilities and third-party manufacturers of U.S. products must also comply with the FDA’s GMPs.  The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs. The health regulatory bodies of other countries have their own regulations and standards, which may or may not be consistent with the U.S. FDA GMPs. In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and some suppliers by the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products and their constituent materials and components are manufactured and sold. If we wish to begin manufacture of different products in our facility, we may be subject to increased regulatory scrutiny with respect to part or all of our operations.  A history of general compliance in the past is not a guarantee that future regulations will not mandate other compliance steps and associated expense.

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

•Suspend the sale or require a recall of non-compliant products; or

•Change product labeling, packaging, distribution, storage, marketing, or advertising, or take other corrective action.

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

We are subject to increasing focus on Environmental, Social and Governance (“ESG”) issues, including those related to climate change.

As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other ESG and sustainability concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly sensitive to these issues. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our common stock if we do not meet their ESG and sustainability expectations. For example, during 2020, some of our major customers requested we respond to various questionnaires to evaluate our ESG efforts. Efforts to meet these standards could impact our costs, and failure to meet our customers’ expectations could impact our sales and business reputation. While we strive to minimize the environmental impact of our global operations, we may experience reduced demand for our products and loss of customers if we do not meet their ESG expectations, which could result in a material adverse effect on our financial condition and results of operations.

Risks Related to Intellectual Property and Data Privacy and Security

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

We depend on third parties for intellectual property relating to some of the products we sell, and our inability to maintain or enter into future license agreements may result in our failure to meet customer demand, which would adversely affect our business and operating results.

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products.  In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement and will have to develop or obtain rights to use other intellectual property.  Similarly, our rights could be reduced if the applicable licensor or third-party manufacturer fails to maintain or protect the licensed intellectual property because, in such event, our competitors could obtain the right to use the intellectual property without restriction.  If this were to occur, we might not be able to develop or obtain replacement intellectual property in a timely or cost effective manner.  Additionally, any modified products may not be well-received by customers.  The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our business and sales due to our failure to meet consumer demand for the affected products or require us to incur costs for the development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, development of replacement products may be time-consuming and ultimately may not be feasible.

Virtually all of our assets consist of goodwill and intangible assets and are subject to impairment risk.

As our financial statements indicate, the majority of our assets consist of goodwill and intangible assets, principally the trademarks, tradenames and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded in future periods. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. A significant charge in our financial statements would negatively impact our financial condition and results of operations. Although we experienced revenue declines in certain brands and we recorded non-cash impairment charges in 2021 and 2019 for certain assets, we continue to believe that the fair value of our brands exceed their carrying values as adjusted. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in economic factors used to estimate fair value of certain brands could indicate that the fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition be materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

We rely significantly on information technology. Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on our information technology systems, some of which are managed by third-party service providers, to manage the data, communications and business processes for all of our functions, including our marketing, sales (including e-commerce), manufacturing, logistics, customer service, accounting and administrative functions. These systems include programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, marketing and selling products to customers (including through e-commerce channels), customer order entry and order fulfillment, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company's business.

We have been, and likely will continue to be, subject to malware, computer viruses, computer hacking, attempted acts of data theft, phishing, other cyber-attacks and employee error or malfeasance related to our information technology systems. We do not believe that any of these attacks or events has had a material adverse impact on our business, but future attacks could result in a serious information security breach and have a material adverse impact on our business or results of operations.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and business partners. As a result, the Company's information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including system disruptions, catastrophic events, power outages, cyber-attacks and security breaches. To help guard against these possibilities, the Company provides employee security training and maintains a compliance program with updated security policies to help evaluate and address potential threats and attacks. The Company has also conducted regular security audits by an outside firm based on NIST standards to address any potential service interruptions or vulnerabilities. However, if these plans do not provide effective protection, the Company may suffer interruptions in its ability to manage or conduct its operations, including in all of the Company’s functions described above, which may adversely affect its business and results of operations. The Company maintains security risk insurance in the event of a cybersecurity breach or incident; however, the coverage may not be sufficient to cover all losses. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.

Any breach of our data security, including the failure to maintain the security of confidential data and information or the misappropriation of such confidential data and information, could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines, lawsuits, remediation costs, or otherwise adversely impact the Company's results of operations and financial condition. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach.

As we conduct our operations, we move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (the “GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. In addition, the State of California enacted a data privacy law applicable to entities serving or employing California residents (the “CCPA”) that required compliance by January 2020 and other states are doing the same. We may not be able to comply with all of these evolving compliance and operational requirements and to do so may impose significant costs that are likely to increase over time.

Risks Related to our Financing

Our indebtedness could adversely affect our financial condition, and the significant amount of cash we need to service our debt would not be available to reinvest in our business.

At March 31, 2021, our total indebtedness, including current maturities, was approximately $1.5 billion.

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

The terms of the indentures governing our 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes") and our 5.125% senior unsecured notes due January 15, 2028 (the "2019 Senior Notes"), and the credit agreement governing our term loan and revolving credit facility, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements.  If new debt is added to current debt levels, the related risks described above could increase.

In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from LIBOR, with its full elimination to occur after 2021. The subsequent announcement in March 2021 indicated the last committed publication date for 1-month LIBOR will cease publishing immediately after June 30, 2023, and therefore may not continue to be available on the current basis (or at all) after this date. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate ("SOFR") as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a 1-,3- or 6-month rate available for LIBOR. Our term loan and revolving credit facility currently use LIBOR as a benchmark for establishing the interest rate. If LIBOR ceases to exist and we do not want to use the alternative base rate under our term loan and/or cannot come to an agreement on a replacement rate under our revolving credit facility, we may need to renegotiate the terms of that indebtedness to replace LIBOR with SOFR or the new standard that is established. As a result, the potential effect of eliminating LIBOR could increase the cost of our variable rate indebtedness.

At March 31, 2021, we had $132.2 million of borrowing capacity available under our revolving credit facility to support our operating activities.

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

In addition, our senior credit facility requires us to maintain certain leverage, interest coverage and fixed charge ratios.  Although we believe we can continue to meet and/or maintain the financial covenants contained in our credit agreement, our ability to do so may be affected by events outside our control.  Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from non-permitted debt issuances or certain issuances of refinancing debt to repay outstanding borrowings under our senior credit facility.  Any failure by us to comply with the terms and conditions of the credit agreement and the indentures governing the senior notes could result in an event of default, which may allow our creditors to accelerate our debt and therefore have a material adverse effect on our financial condition.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement.  Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility.  Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes.  If the debt under the senior credit facility and indentures governing the senior notes had both been accelerated, the aggregate amount immediately due and payable as of March 31, 2021 would have been approximately $1.5 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2021, the book value of our current assets was $269.8 million.  Although the book value of our total assets was $3,429.3 million, approximately $3,053.8 million was in the form of intangible assets, including goodwill of $578.1 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

General Risk Factors

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

Our amended and restated certificate of incorporation, as amended, contains additional provisions that may have the effect of making it more difficult for a third-party to acquire or attempt to acquire control of our company.  In addition, we are subject to certain provisions of Delaware law that limit, in some cases, our ability to engage in certain business combinations with significant stockholders.

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

Significant judgment is required to determine the recognition and measurement of the attributes prescribed in Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 740. As a multinational corporation, we conduct our business in several countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is dependent upon the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, or successfully assert the jurisdiction to tax our earnings, our future effective income tax rates could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters located in Tarrytown, New York.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control, regulatory affairs, finance, information technology and legal.  The lease expires on December 31, 2027.

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

Holders

As of May 4, 2021, there were 18 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	54,481	$36.59	54,481	$6,387,262
February 1 to February 28, 2021	—	$—	—	$—
March 1 to March 31, 2021	—	$—	—	$—
Total	54,481		54,481
(a) These repurchases were made pursuant to our share repurchase program which was announced on March 2, 2020 and permitted the repurchase of up to $25.0 million of our common stock through March 2021.

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2016, with the cumulative total stockholder return for the Russell 2000 Index, Standard & Poor's MidCap 400 Index, Standard & Poor's SmallCap 600 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index. The Company was previously included in the Standard & Poor's MidCap 400 Index, but moved to Standard & Poor's SmallCap 600 Index on January 25, 2021.   The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2016.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded. The peer group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Revlon, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Akorn, Inc., and (xiv) Amag Pharmaceuticals, Inc.

	March 31,
Company/Market/Peer Group	2016	2017	2018	2019	2020	2021
Prestige Consumer Healthcare Inc.	$100.00	$104.06	$63.16	$56.02	$68.70	$82.56
Russell 2000 Index	100.00	126.22	141.10	143.99	109.45	213.26
S&P MidCap 400 Index	100.00	120.92	134.19	137.67	106.68	195.71
S&P SmallCap 600 Index	100.00	124.59	140.38	142.58	105.67	206.40
Peer Group Index	100.00	104.68	100.66	104.03	87.68	130.91

The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. RESERVED

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

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of consumer healthcare brands have also been an important part of our growth strategy. We have acquired strong and well-recognized brands from consumer products and pharmaceutical companies and private equity firms. While certain of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, most were considered “non-core” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a core brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network. We pursue this growth through increased spending on advertising and marketing support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

Coronavirus Outbreak
The COVID-19 pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity since early 2020. The COVID-19 pandemic and the corresponding government responses have also led to increased unemployment, which led to a reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain and could continue to reduce demand for our products and put downward pressure on prices. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter of fiscal 2021. Since then, we have seen more stable consumer consumption and customer orders. Sales have varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, we received reports of an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date, the COVID-19 pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the effectiveness and availability of vaccines, the severity and impact of new COVID-19 strains, and the government and public health actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of the impacts of COVID-19 on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. In July 2020, final regulations were issued for GILTI, which include a high-tax exception for certain income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. corporate tax rate of 21%.

On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased our allowable interest expense deduction and resulted in a lower taxable income for the fiscal year ended March 31, 2021.

Divestiture
On July 2, 2018, we sold the Comet®, Spic and Span®, Chore Boy®, Chlorinol® and Cinch® brands, as well as associated inventory. These brands represented our Household Cleaning segment. As a result of this transaction, in the year ended March 31, 2019, we recorded a pre-tax gain on sale of $1.3 million.

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

Pension Obligations and Expense
Certain employees of our Lynchburg manufacturing facility are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under The Employee Retirement Income Security Act of 1974 ("ERISA"). The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015. During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for the U.S. qualified defined benefit pension plan and began the plan termination process.

Our discount rate assumption for our defined benefit plans changed to a range of 2.58% to 2.95% at March 31, 2021 from a range of 3.37% to 3.55% at March 31, 2020. This decline was primarily driven by a change in the yield curve used to derive the discount rate to reflect the anticipated cost to settle liabilities as part of the plan termination process. While we do not currently anticipate a change in our fiscal 2022 assumptions, as a sensitivity measure, a 0.25% decline or increase in our qualified discount rate would increase or decrease our qualified pension expense by less than $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on our pension plan assets would increase or decrease our qualified pension expense by approximately $0.1 million.

The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are: (i) the weighted average discount rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine the market-related value of pension plan assets, and (iv) the anticipated mortality rate tables. We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.
The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans that exceed the amounts required by statute. During fiscal 2021, we made total contributions to our pension plans of $3.4 million. We do not expect to make a contribution to our qualified defined benefit pension plan during fiscal 2022. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions.

Goodwill and Intangible Assets
Goodwill and intangible assets amounted to $3,053.8 million and $3,054.6 million at March 31, 2021 and 2020, respectively.  At March 31, 2021 and 2020, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$546,643	$31,436	$578,079

Intangible assets
Indefinite-lived	2,195,617	86,371	2,281,988
Finite-lived	190,462	3,279	193,741
Intangible assets, net	2,386,079	89,650	2,475,729
Total	$2,932,722	$121,086	$3,053,808

	March 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$546,643	$28,536	$575,179

Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived	209,604	4,456	214,060
Intangible assets, net	2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

At March 31, 2021 the brands with the highest carrying value were Monistat, Summer's Eve, BC/Goody's, DenTek and Fleet, comprising 62.6% of our total intangible assets value.

Goodwill and intangible assets comprise the majority of all of our assets.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination.  Intangible assets generally represent our tradenames, brand names and patents.  When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives.  Management considers many factors both prior to and after the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that we acquire or continue to own and promote.

The most significant factors are:

•Brand History
A brand that has been in existence for a long period of time (e.g., 25, 50 or 100 years) generally warrants a higher valuation and longer life (sometimes indefinite) than a brand that has been in existence for a very short period of time.  A brand that has been in existence for an extended period of time generally has been the subject of considerable investment by its previous owner(s) to support product innovation and advertising and marketing.

•Market Position
Consumer products that rank number one or two in their respective market generally have greater name recognition and are known as quality product offerings, which warrant a higher valuation and longer life than products that lag in the marketplace.

•Recent and Projected Sales Growth
Recent sales results present a snapshot as to how the brand has performed in the most recent time periods and represent another factor in the determination of brand value.  In addition, projected sales growth provides information about the strength and potential longevity of the brand.  A brand that has both strong current and projected sales generally warrants a higher valuation and a longer life than a brand that has weak or declining sales.  Similarly, consideration is given to the potential investment, in the form of advertising and marketing, required to reinvigorate a brand that has fallen from favor.

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

We currently report goodwill and indefinite-lived intangible assets in two reportable segments: North American OTC Healthcare and International OTC Healthcare. We sold our Household Cleaning segment on July 2, 2018; see above under "Divestiture" for further information.  We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed.  As a result, any material changes to these assumptions could require us to record additional impairment in the future.

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

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 28, 2021 (our annual impairment review date) and March 31, 2021, we had 14 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, technological advances and changes in advertising support for our trademarks and tradenames that could cause subsequent evaluations to utilize different assumptions.  The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances or changes in advertising and marketing expenses, we may be required to record additional impairment charges in the future. In addition, we considered our market capitalization at February 28, 2021, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. An impairment charge is then recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.

At February 28, 2021, in conjunction with the annual test for goodwill impairment, we recorded an impairment charge of $1.2 million to adjust the carrying amount of goodwill related to our Painstop brand in our International OTC Healthcare segment to its fair value.

As a result of our analysis at February 28, 2021, all other reporting units tested had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital and determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our other reporting units' implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our other reporting units’ implied fair value being less than their carrying value.

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
At February 28, 2021, in conjunction with the annual test for impairment of intangible assets, there were no indicators of impairment of indefinite-lived intangible assets under the analysis and accordingly, no impairment charge was taken.

We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50 basis point increase in the weighted average cost of capital used to value the indefinite-lived intangibles would not have resulted in any of our indefinite-lived intangible asset's fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would also not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value.

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

At February 28, 2021, in conjunction with the annual test for impairment of intangible assets, there were no additional indicators of impairment of our finite-lived intangible assets under the analysis and accordingly, no additional impairment charge was taken.

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

Results of Operations

2021 compared to 2020

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2021 and 2020.

					Increase (Decrease)
(In thousands)	2021	%	2020	%	Amount	%
North American OTC Healthcare
Analgesics	$117,775	12.5	$113,130	11.7	$4,645	4.1
Cough & Cold	56,158	6.0	87,601	9.1	(31,443)	(35.9)
Women's Health	252,535	26.7	239,330	24.9	13,205	5.5
Gastrointestinal	124,755	13.2	130,088	13.5	(5,333)	(4.1)
Eye & Ear Care	99,774	10.6	100,245	10.4	(471)	(0.5)
Dermatologicals	103,998	11.0	100,591	10.4	3,407	3.4
Oral Care	88,903	9.4	83,323	8.7	5,580	6.7
Other OTC	5,421	0.6	5,060	0.5	361	7.1
Total North American OTC Healthcare	849,319	90.0	859,368	89.2	(10,049)	(1.2)

International OTC Healthcare
Analgesics	1,367	0.1	877	0.1	490	55.9
Cough & Cold	14,483	1.5	23,505	2.4	(9,022)	(38.4)
Women's Health	15,562	1.7	12,221	1.3	3,341	27.3
Gastrointestinal	36,381	3.9	42,820	4.5	(6,439)	(15.0)
Eye & Ear Care	10,635	1.2	11,911	1.2	(1,276)	(10.7)
Dermatologicals	3,085	0.3	2,421	0.3	664	27.4
Oral Care	12,528	1.3	9,882	1.0	2,646	26.8
Other OTC	5	—	5	—	—	—
Total International OTC Healthcare	94,046	10.0	103,642	10.8	(9,596)	(9.3)
Total Consolidated	$943,365	100.0	$963,010	100.0	$(19,645)	(2.0)

Total segment revenues for 2021 were $943.4 million, a decrease of $19.6 million, or 2.0%, versus 2020. The $19.6 million decrease was related to both of our business segments.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $10.0 million, or 1.2%, during 2021 versus 2020. 2021 was primarily negatively impacted by lower Cough & Cold and Gastrointestinal revenues, but was partly offset by the higher Women’s Health and Oral Care revenues. The Cough & Cold and Gastrointestinal categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $9.6 million, or 9.3%, during 2021 versus 2020. The $9.6 million decrease was primarily attributable to decreased sales in Australia, largely related to both fewer general consumer illnesses and activities such as athletics resulting from the various social distancing measures brought on by COVID-19.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2021 and 2020.

(In thousands)					Increase (Decrease)
Gross Profit	2021	%	2020	%	Amount	%
North American OTC Healthcare	$490,219	57.7	$487,235	56.7	$2,984	0.6
International OTC Healthcare	57,253	60.9	64,988	62.7	(7,735)	(11.9)
	$547,472	58.0	$552,223	57.3	$(4,751)	(0.9)

Gross profit for 2021 decreased $4.8 million, or 0.9%, versus 2020. The decrease in gross profit was due to the decrease in sales in the International OTC Healthcare segment. As a percentage of total revenues, gross profit increased to 58.0% in 2021 from 57.3% in 2020. The increase in gross profit as a percentage of revenues was primarily a result of the fourth quarter 2020 completion of a transition to a new warehouse and distribution center and related transition costs as well as resulting improved logistics costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $3.0 million, or 0.6%, during 2021 versus 2020.  As a percentage of North American OTC Healthcare revenues, gross profit increased to 57.7% during 2021 from 56.7% during 2020, primarily due to the fourth quarter 2020 completion of a transition to a new warehouse and distribution center and related transition costs as well as resulting improved logistics costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $7.7 million, or 11.9%, during 2021 versus 2020. As a percentage of International OTC Healthcare revenues, gross profit decreased to 60.9% during 2021 from 62.7% during 2020, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2021 and 2020.

(In thousands)					Increase (Decrease)
Contribution Margin	2021	%	2020	%	Amount	%
North American OTC Healthcare	$367,362	43.3	$359,263	41.8	$8,099	2.3
International OTC Healthcare	39,521	42.0	45,766	44.2	(6,245)	(13.6)
	$406,883	43.1	$405,029	42.1	$1,854	0.5

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $8.1 million, or 2.3%, during 2021 versus 2020. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 43.3% during 2021 from 41.8% during 2020. The contribution margin increase as a percentage of revenues was primarily due to the gross profit increase noted above as well as a decrease in advertising and marketing in the first quarter of fiscal 2021 reflecting spend efficiencies and reductions across brands/categories driven by consumer behavior resulting from COVID-19.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $6.2 million, or 13.6%, during 2021 versus 2020. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment decreased to 42.0% during 2021 from 44.2% during 2020. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above.

General and Administrative
General and administrative expenses were $85.5 million for 2021 versus $89.1 million for 2020. The decrease in general and administrative expenses was primarily due to decreases in compensation costs resulting from attrition as well as reduced travel costs relating to COVID-19.

Depreciation and Amortization
Depreciation and amortization expense was $23.9 million for 2021 versus $24.8 million for 2020. The decrease in depreciation and amortization expenses was primarily due to certain assets being fully depreciated in the first quarter of 2021.

Interest Expense, Net
Interest expense, net was $82.3 million during 2021 versus $96.2 million during 2020.  The average indebtedness decreased from $1.8 billion during 2020 to $1.6 billion during 2021. The average cost of borrowing decreased to 5.1% for 2021 from 5.4% for 2020.

Loss on Extinguishment of Debt
During 2021, we recorded a loss on extinguishment of debt of $12.3 million, representing the premium paid to redeem our 6.375% 2016 Senior Notes in March 2021 of $9.6 million and the related write off of debt costs of $2.7 million. During 2020, we recorded a loss on extinguishment of debt of $2.2 million to write off the debt costs related to our 5.375% 2013 Senior Notes, which we redeemed in December 2019.

Income Taxes
The provision for income taxes during 2021 was $39.4 million versus $48.9 million in 2020.  The effective tax rate on income before income taxes was 19.3% during 2021 versus 25.6% during 2020. The decrease in the effective tax rate for 2021 compared to 2020 was primarily due to the release of certain uncertain tax liabilities upon lapse in statute of limitations and the application of final regulations issued for GILTI regulations in July 2020, which resulted in the release of the valuation allowance on prior year foreign tax credits.

Results of Operations
2020 compared to 2019

For a discussion of fiscal 2020 compared to 2019, please refer to our 2020 Annual Report on Form 10-K Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on May 8, 2020.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, capital expenditures, share repurchases, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard. See "Coronavirus Outbreak" above.

	Year Ended March 31,			$ Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by (used in):
Operating activities	$235,607	$217,124	$189,284	$18,483	$27,840
Investing activities	(22,243)	(16,570)	55,432	(5,673)	(72,002)
Financing activities	(279,419)	(131,431)	(249,328)	(147,988)	117,897
Effects of exchange rate changes on cash and cash equivalents	3,597	(1,893)	(406)	5,490	(1,487)
Net change in cash and cash equivalents	$(62,458)	$67,230	$(5,018)	$(129,688)	$72,248

2021 compared to 2020
Operating Activities
Net cash provided by operating activities was $235.6 million for 2021 compared to $217.1 million for 2020.  The $18.5 million increase in net cash provided by operating activities was due to an increase in net income after non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $22.2 million for 2021 compared $16.6 million for 2020.  The increase was primarily due to an increase in capital expenditures in 2021.

Financing Activities
Net cash used in financing activities was $279.4 million for 2021 compared to $131.4 million for 2020.  The increase was primarily due to increased repayments of debt of $97.0 million, decreased borrowings of $85.0 million and an increase in payment of debt costs of $11.1 million in 2021 compared to 2020, partly offset by a decrease in our repurchase of common stock of $44.8 million compared to the prior year.

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

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. ("the Borrower") entered into a senior secured credit facility, which consists of (i) a $660.0 million term loan (the "2012 Term Loan") with an original 7-year maturity and (ii) a $50.0 million asset-based revolving credit (the "2012 ABL Revolver") with an original 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to the Borrower of $650.1 million. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provided for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. Term Loan Amendment No.4 also extended the maturity date of the 2012 Term Loan to January 26, 2024. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.

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

On March 21, 2018, we entered into Amendment No. 5 (“Term Loan Amendment No. 5”) to the 2012 Term Loan. Term Loan Amendment No. 5 provided for the creation of Term B-5 Loans (the "Term B-5 Loans") by repricing of the Term B-4 Loans under the credit agreement governing the 2012 Term Loan to an interest rate that is based, at our option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.00%, or an alternative base rate plus a margin of 1.00% per annum, with a floor of 1.00%.

On December 11, 2019, the Company and Prestige Brands, Inc. entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provides for (i) an extension of the maturity date of the revolving credit facility to December 11, 2024, which is five years from the effective date of the amendment, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter), and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

For the year ended March 31, 2021, the average interest rate on the 2012 Term Loan was 3.9%. For the year ended March 31, 2021, the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 1.7%.

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

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due March 1, 2024 (the “Initial Notes”). On March 21, 2018, we completed the sale of $250.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “Additional Notes”). Both the Initial Notes and the Additional Notes (the "2016 Senior Notes") were redeemed on March 1, 2021 using funds from the issuance of our 2021 Senior Notes described below. In conjunction with the redemption of our 2016 Senior Notes, we wrote off related debt costs of $2.7 million and paid a premium to redeem the 2016 Senior Notes of $9.6 million.

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% 2019 Senior Notes pursuant to an indenture dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. The 2019 Senior Notes mature on January 15, 2028. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 2013 Senior Notes, which were due in 2021, and to pay related fees and expenses.

2021 Senior Notes:
On March 1, 2021, we issued $600.0 million aggregate principal amount of 3.750% 2021 Senior Notes pursuant to an indenture dated March 1, 2021, among Prestige Brands, Inc., the guarantors party thereto (including the Company), and U.S. Bank National Association, as trustee. The 2021 Senior Notes mature on April 1, 2031. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our outstanding 2016 Senior Notes, which were due in 2024, and to pay related fees and expenses.

Redemptions and Restrictions:
We have the option to redeem all or a portion of the 2019 Senior Notes at any time on or after January 15, 2023 at the redemption prices set forth in the indenture governing the 2019 Senior Notes, plus accrued and unpaid interest, if any. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2019 Senior Notes), the Borrower will be required to make an offer to purchase the 2019 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We have the option to redeem all or a portion of the 2021 Senior Notes at any time on or after April 1, 2026 at the redemption prices set forth in the indenture governing the 2021 Senior Notes, plus accrued and unpaid interest, if any. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2021 Senior Notes), the Borrower will be required to make an offer to purchase the 2021 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The credit agreement governing the 2012 Term Loan and the 2012 Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. At March 31, 2021, we were in compliance with the covenants under our long-term indebtedness.

As of March 31, 2021, we had an aggregate of $1.5 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes due January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes due April 1, 2031; and
•$495.0 million of borrowings under the Term B-5 Loans due January 26, 2024.

As of March 31, 2021, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $132.2 million.

Interest Rate Swaps

In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and, as of March 31, 2021, one swap, hedging $200.0 million of our variable interest debt, was outstanding.

Debt Covenants

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended March 31, 2021 and going forward (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended March 31, 2021 and going forward (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2021, we were in compliance with the applicable financial and restrictive covenants under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during fiscal 2022. During the years ended March 31, 2021 and 2020, we made voluntary principal payments against outstanding indebtedness of $195.0 million and $48.0 million, respectively, under the 2012 Term Loan. Under the Term Loan Amendment No. 5, we are required to make quarterly payments each equal to 0.25% of the aggregate amount of $495.0 million. Since we have previously made an optional payment that exceeded a significant portion of our required quarterly payments, we will not be required to make another payment until the 2012 Term Loan matures in the fiscal year ending March 31, 2024.

Commitments

As of March 31, 2021, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,495.0	$—	$495.0	$—	$1,000.0
Interest on long-term debt(1)	395.0	56.6	106.8	86.7	144.9
Purchase obligations:
Inventory costs(2)	160.2	128.4	11.7	9.9	10.2
Other costs(3)	28.7	27.6	1.1	—	—
Operating leases(4)	25.6	5.9	11.3	5.4	3.0
Finance leases	9.4	2.6	5.4	1.4	—
Total contractual cash obligations(5)	$2,113.9	$221.1	$631.3	$103.4	$1,158.1

(1)Represents the estimated interest obligations on the outstanding balances at March 31, 2021 of the 2021 Senior Notes, 2019 Senior Notes, Term B-5 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements). We estimate our future obligations for interest on our variable rate debt by assuming the weighted average interest rates in effect on each variable rate debt obligation at March 31, 2021 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, we assume that the average balance outstanding for the last month of fiscal 2021 remains the same for the remaining term of the agreement. The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.
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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, transportation costs and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three most recent fiscal years, the COVID-19 pandemic may have an inflationary impact on our costs and a high rate of inflation in the future could have a material adverse effect on our financial condition or results of operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.  To manage this risk, we use interest rate swaps to hedge a total of $200.0 million of this variable rate debt.  At March 31, 2021, approximately $295.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax loss and cash flows for the year ended March 31, 2021 of approximately $4.2 million.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2021 and 2020, approximately 12.0% and 12.5%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2021 and 2020. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 2.2% impact on pre-tax income of approximately $4.4 million for the year ended March 31, 2021 and a 3.9% impact on pre-tax loss of approximately $7.5 million for the year ended March 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 87.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2021

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2021.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2021.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2021, which appears below.

Prestige Consumer Healthcare Inc.
May 7, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders' equity and of cash flows for each of the three years in the period ended March 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments for Reporting Units and Tradenames of Certain Product Groups

As described in Notes 1, 6, and 7 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible asset balances were $578.1 million and $2,282.0 million, respectively, as of March 31, 2021. Goodwill is classified as the excess of the purchase price over the fair market value of assets acquired and liabilities assumed in business combinations. Intangible assets are comprised primarily of tradenames. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level, and indefinite-lived intangible assets are tested at the individual indefinite-lived intangible asset level. An impairment loss is recognized if the carrying amount of the reporting unit or asset exceeds its fair value. Management utilized the discounted cash flow method to estimate the fair value of its reporting units and the excess earnings method to estimate the fair value of individual indefinite-lived intangible assets. Assumptions subject to significant uncertainties in developing the fair value measurement of the reporting units and indefinite-lived intangible assets include future sales, gross margins, advertising and marketing expenses, and the discount rates.

The principal considerations for our determination that performing procedures relating to goodwill and indefinite-lived intangible asset impairment assessments for reporting units and tradenames of certain product groups is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, gross margins, advertising and marketing expenses, and the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived intangible assets, including controls over the valuation of the Company’s reporting units and individual indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value measurements of the reporting units and tradenames for certain product groups, (ii) evaluating the appropriateness of methods used in developing the fair value measurements, (iii) testing the completeness and accuracy of underlying data used, and (iv) evaluating the reasonableness of significant assumptions used by management related to future sales, gross margins, advertising and marketing expenses, and the discount rates. Evaluating management’s assumptions related to future sales, gross margins, and advertising and marketing expenses involved evaluating whether the assumptions used by management were reasonable considering (i) current and historical performance, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s fair value methods and the discount rates.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
May 7, 2021

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended March 31,
(In thousands, except per share data)	2021	2020	2019
Revenues
Net sales	$943,324	$962,936	$975,692
Other revenues	41	74	85
Total revenues	943,365	963,010	975,777

Cost of Sales
Cost of sales excluding depreciation	389,670	406,554	415,469
Cost of sales depreciation	6,223	4,233	4,732
Cost of sales	395,893	410,787	420,201
Gross profit	547,472	552,223	555,576

Operating Expenses
Advertising and marketing	140,589	147,194	143,090
General and administrative	85,540	89,112	89,759
Depreciation and amortization	23,941	24,762	27,047
Gain on divestiture	—	—	(1,284)
Goodwill and tradename impairment	—	—	229,461
Total operating expenses	250,070	261,068	488,073
Operating income	297,402	291,155	67,503

Other (income) expense
Interest expense, net	82,328	96,224	105,082
Loss on extinguishment of debt	12,327	2,155	—
Other (income) expense, net	(1,366)	1,625	476
Total other expense, net	93,289	100,004	105,558
Income (loss) before income taxes	204,113	191,151	(38,055)
Provision (benefit) for income taxes	39,431	48,870	(2,255)
Net income (loss)	$164,682	$142,281	$(35,800)

Earnings (loss) per share:
Basic	$3.28	$2.81	$(0.69)
Diluted	$3.25	$2.78	$(0.69)

Weighted average shares outstanding:
Basic	50,210	50,723	52,068
Diluted	50,605	51,140	52,068

Comprehensive income (loss), net of tax:
Currency translation adjustments	20,333	(12,363)	(6,480)
Unrealized gain (loss) on interest rate swaps	3,045	(4,864)	—
Unrecognized net gain (loss) on pension plans	1,172	(1,187)	48
Net gain on pension distribution reclassified to net income	(190)	—	—
Total other comprehensive income (loss)	24,360	(18,414)	(6,432)
Comprehensive income (loss)	$189,042	$123,867	$(42,232)
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2021	2020
Current assets
Cash and cash equivalents	$32,302	$94,760
Accounts receivable, net of allowance of $16,457 and $20,194, respectively	114,671	150,517
Inventories	114,959	116,026
Prepaid expenses and other current assets	7,903	4,351
Total current assets	269,835	365,654

Property, plant and equipment, net	70,059	55,988
Operating lease right-of-use assets	23,722	28,888
Finance lease right-of-use assets, net	8,986	5,842
Goodwill	578,079	575,179
Intangible assets, net	2,475,729	2,479,391
Other long-term assets	2,863	2,963
Total Assets	$3,429,273	$3,513,905

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,978	$62,375
Accrued interest payable	6,312	9,911
Operating lease liabilities, current portion	5,858	5,612
Finance lease liabilities, current portion	2,588	1,220
Other accrued liabilities	61,402	70,763
Total current liabilities	122,138	149,881

Long-term debt, net	1,479,653	1,730,300
Deferred income tax liabilities	434,050	407,812
Long-term operating lease liabilities, net of current portion	19,706	24,877
Long-term finance lease liabilities, net of current portion	6,816	4,626
Other long-term liabilities	8,612	25,438
Total Liabilities	2,070,975	2,342,934

Commitments and Contingencies – Note 18

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 53,999 shares at March 31, 2021 and 53,805 shares at March 31, 2020	540	538
Additional paid-in capital	499,508	488,116
Treasury stock, at cost – 4,088 shares at March 31, 2021 and 3,719 shares at March 31, 2020	(130,732)	(117,623)
Accumulated other comprehensive loss, net of tax	(19,801)	(44,161)
Retained earnings	1,008,783	844,101
Total Stockholders’ Equity	1,358,298	1,170,971
Total Liabilities and Stockholders’ Equity	$3,429,273	$3,513,905
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2018	53,396	$534	$468,783	353	$(7,669)	$(19,315)	$736,277	$1,178,610

Adoption of new accounting pronouncement	—	—	—	—	—	—	1,343	1,343
Stock-based compensation	—	—	7,438	—	—	—	—	7,438
Exercise of stock options	98	—	2,931	—	—	—	—	2,931
Issuance of shares related to restricted stock	176	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,518	(52,259)	—	—	(52,259)
Net loss	—	—	—	—	—	—	(35,800)	(35,800)
Other comprehensive loss	—	—	—	—	—	(6,432)	—	(6,432)

Balances at March 31, 2019	53,670	$536	$479,150	1,871	$(59,928)	$(25,747)	$701,820	$1,095,831

Stock-based compensation	—	—	7,644	—	—	—	—	7,644
Exercise of stock options	48	1	1,323	—	—	—	—	1,324
Issuance of shares related to restricted stock	87	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,848	(57,695)	—	—	(57,695)
Net income	—	—	—	—	—	—	142,281	142,281
Other comprehensive loss	—	—	—	—	—	(18,414)	—	(18,414)

Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971

Stock-based compensation	—	—	8,543	—	—	—	—	8,543
Exercise of stock options	120	1	2,850	—	—	—	—	2,851
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	369	(13,109)	—	—	(13,109)
Net income	—	—	—	—	—	—	164,682	164,682
Other comprehensive income	—	—	—	—	—	24,360	—	24,360

Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income (loss)	$164,682	$142,281	$(35,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,164	28,995	31,779
Gain on divestitures	—	—	(1,284)
Loss on sale or disposal of property and equipment	220	713	216
Deferred income taxes	18,628	13,852	(40,554)
Amortization of debt origination costs	4,979	3,812	5,923
Stock-based compensation costs	8,543	7,644	7,438
Loss on extinguishment of debt	12,327	2,155	—
Non-cash operating lease cost	7,082	8,786	—
Impairment loss	2,434	—	229,461
Other	(7,854)	84	421
Changes in operating assets and liabilities
Accounts receivable	36,872	(2,849)	(2,980)
Inventories	2,972	2,930	(10,535)
Prepaid expenses and other current assets	(3,227)	687	6,887
Accounts payable	(17,342)	6,210	(3,993)
Accrued liabilities	(14,912)	12,096	3,734
Operating lease liabilities	(6,718)	(8,824)	—
Other	(3,243)	(1,448)	(1,429)
Net cash provided by operating activities	235,607	217,124	189,284

Investing Activities
Purchases of property, plant and equipment	(22,243)	(14,560)	(10,480)
Proceeds from divestitures	—	—	65,912
Escrow receipt	—	750	—
Acquisition of tradename	—	(2,760)	—
Net cash (used in) provided by investing activities	(22,243)	(16,570)	55,432

Financing Activities
Proceeds from issuance of senior notes	600,000	400,000	—
Repayment of senior notes	(600,000)	(400,000)	—
Term Loan repayments	(195,000)	(48,000)	(200,000)
Borrowings under revolving credit agreement	15,000	100,000	45,000
Repayments under revolving credit agreement	(70,000)	(120,000)	(45,000)
Payment of debt costs	(17,718)	(6,584)	—
Payments of finance leases	(1,443)	(476)	—
Proceeds from exercise of stock options	2,851	1,324	2,931
Fair value of shares surrendered as payment of tax withholding	(1,242)	(974)	(2,281)
Repurchase of common stock	(11,867)	(56,721)	(49,978)
Net cash used in financing activities	(279,419)	(131,431)	(249,328)
Effects of exchange rate changes on cash and cash equivalents	3,597	(1,893)	(406)
(Decrease) increase in cash and cash equivalents	(62,458)	67,230	(5,018)
Cash and cash equivalents - beginning of year	94,760	27,530	32,548
Cash and cash equivalents - end of year	$32,302	$94,760	$27,530
Interest paid	$80,290	$92,166	$98,232
Income taxes paid	$34,381	$30,602	$32,797
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

Coronavirus Outbreak
The COVID-19 pandemic is affecting the United States and global economies, including causing significant volatility in the global economy and resulting in materially reduced economic activity since early 2020. The COVID-19 pandemic and the corresponding government responses have also led to increased unemployment, which led to a reduction in consumer spending. Economic conditions are, and we expect that they will continue to be, highly volatile and uncertain and could continue to reduce demand for our products and put downward pressure on prices. We did see an increase in sales at the end of March 2020 related to shelter-at-home restrictions as we believe consumers stocked up as a result of COVID-19, followed by a temporary but significant decline in consumption in the first quarter of fiscal 2021. Since then, we have seen more stable consumer consumption and customer orders. Sales have varied throughout the year with some categories positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel related to COVID-19. Early in our first quarter of fiscal 2021, we received reports of an increase in absenteeism at our distribution center and with some of our suppliers; however, we have not experienced a material disruption to our overall supply chain to date. We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. To date, the COVID-19 pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the effectiveness and availability of vaccines, the severity and impact of new COVID-19 strains, and the government and public health actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of the impacts of COVID-19 on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2021”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2021, approximately 52% of our cash is held by a bank in Australia and approximately 21% is held by a bank in Singapore. Substantially all of our remaining cash is held by a large domestic bank.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. Substantially all of the Company's cash balances at March 31, 2021 are uninsured.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Building	15 to 40
Machinery	3 to 15
Computer equipment and software	3 to 5
Furniture and fixtures	7 to 10
Leasehold improvements	*
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

Debt Origination Costs
We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are amortized over the term of the related debt, using the effective interest method for our senior notes and our term loan facility and the straight-line method for our revolving credit facility. Costs associated with our revolving credit facility are reported as a long-term asset and costs related to our senior notes and the term loan facility are recorded as a reduction of debt.
Revenue Recognition
We adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 606 on April 1, 2018 using the modified retrospective transition method and recognize revenue accordingly.
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

See Note 20 for disaggregated revenue information.

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

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including but not limited to depreciation), warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $52.1 million for 2021, $61.9 million for 2020 and $56.4 million for 2019.

Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred.  Allowances for distribution costs associated with products, including slotting fees, are recognized as a reduction of sales.

Stock-based Compensation
We recognize stock-based compensation expense by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is recognized over the period a grantee is required to provide service in exchange for the award, generally referred to as the requisite service period.

Pension Expense
Certain employees of C.B. Fleet Company, Inc. ("Fleet"), our wholly owned subsidiary, are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under The Employee Retirement Income Security Act of 1974 ("ERISA"). The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015. During the third quarter of 2021, we offered participants of our qualified defined benefit plan the option to receive a lump sum payout of their benefits. The amount paid out of plan assets during the third quarter of 2021 to those who elected to take the lump sum payout was $7.0 million and we recognized a settlement gain of $0.2 million as a result of the payout. During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for the U.S. qualified defined benefit pension plan and began the plan termination process.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans that exceed the amounts required by statute. Changes in interest rates and the market value of the securities held by the plans could materially change the funded status of the plans, positively or negatively, and affect the level of pension expense and required contributions in fiscal 2022 and beyond.

Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. In July 2020, final regulations were issued for GILTI, which include a high-tax exception for certain income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. corporate tax rate of 21%.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased our allowable interest expense deduction and resulted in a lower taxable income for the fiscal year ended on March 31, 2021.

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

	Year Ended March 31,
(In thousands, except per share data)	2021	2020	2019
Numerator
Net income (loss)	$164,682	$142,281	$(35,800)

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	50,210	50,723	52,068
Dilutive effect of unvested restricted stock units and options issued to employees and directors	395	417	—
Denominator for diluted earnings (loss) per share	50,605	51,140	52,068

Earnings (loss) per Common Share:
Basic net earnings (loss) per share	$3.28	$2.81	$(0.69)

Diluted net earnings (loss) per share	$3.25	$2.78	$(0.69)

For 2021, 2020, and 2019 there were 0.5 million, 0.3 million, and 1.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Leases
We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 5 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use ("ROU") assets and liabilities reflect only the options we are reasonably certain that we will exercise.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, with a particular focus on Level 3 investments, by eliminating certain required disclosures and incorporating others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this standard effective April 1, 2020, and the adoption did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (with subsequent targeted amendments). The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance requires entities to utilize an expected credit loss model for certain financial instruments, including most trade receivables, which replaces the incurred credit loss model previously used. Under this new model, we are required to recognize estimated credit losses expected to occur over time using a broad range of information including historical information, current conditions and reasonable and supportable forecasts. The amendments in these updates were effective for us in the first quarter of our fiscal year 2021. We adopted this standard effective April 1, 2020 using the modified retrospective approach, and the adoption did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating certain required disclosures and incorporating others. The amendments are effective for public companies for fiscal years ending after December 15, 2020. We adopted this standard and the adoption did not have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amended a number of aspects of lease accounting, including requiring lessees to recognize all leases with a term greater than one year as a ROU asset and corresponding lease liability, measured at the present value of the lease payments. On April 1, 2019, we adopted Topic 842 using the modified retrospective approach. Results for the years ended March 31, 2021 and 2020 are presented under Topic 842. No prior period amounts were adjusted, and the prior period continues to be reported in accordance with previous lease guidance, ASC Topic 840, Leases.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition to new reference rates. The amendments in this update are effective immediately for entities that elect to apply the optional guidance in Topic 848. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

The following table sets forth the components of the assets sold and the pre-tax gain recognized on the sale in July 2018:

(In thousands)	July 2, 2018
Components of assets sold:
Inventory	$6,644
Property, plant and equipment, net	653
Goodwill	6,245
Intangible assets, net	49,315
Assets sold	62,857
Total purchase price received	65,912
(3,055)
Costs to sell	1,771
Pre-tax gain on divestiture	$(1,284)

3.     Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2021	2020
Components of Accounts Receivable
Trade accounts receivable	$131,088	$170,151
Other receivables	40	560
	131,128	170,711
Less allowances for discounts, returns and uncollectible accounts	(16,457)	(20,194)
Accounts receivable, net	$114,671	$150,517

4.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2021	2020
Components of Inventories
Packaging and raw materials	$8,463	$9,803
Work in process	326	355
Finished goods	106,170	105,868
Inventories	$114,959	$116,026

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.0 million and $6.5 million at March 31, 2021 and 2020, respectively, related to obsolete and slow-moving inventory.

5.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2021	2020
Components of Property, Plant and Equipment
Land	$550	$550
Building	27,180	16,508
Machinery	45,371	42,299
Computer equipment	24,449	22,396
Furniture and fixtures	3,256	3,242
Leasehold improvements	9,071	8,964
Construction in progress	14,537	7,769
	124,414	101,728
Accumulated depreciation	(54,355)	(45,740)
Property, plant and equipment, net	$70,059	$55,988

We recorded depreciation expense of $8.5 million, $8.8 million, and $10.0 million for 2021, 2020, and 2019, respectively.

6.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2019, 2020, and 2021:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance – March 31, 2019
Goodwill	$711,104	$31,190	$742,294
Accumulated impairment losses	(163,711)	—	(163,711)
Balance - March 31, 2019	547,393	31,190	578,583

2020 Reductions:
Goodwill (a)	(750)	—	(750)
Effects of foreign currency exchange rates	—	(2,654)	(2,654)

Balance – March 31, 2020
Goodwill	710,354	28,536	738,890
Accumulated impairment losses	(163,711)	—	(163,711)
Balance - March 31, 2020	$546,643	$28,536	$575,179

Effects of foreign currency exchange rates	—	4,057	4,057
Impairment loss	—	(1,157)	(1,157)

Balance – March 31, 2021
Goodwill	710,354	32,593	742,947
Accumulated impairment losses	(163,711)	(1,157)	(164,868)
Balance - March 31, 2021	$546,643	$31,436	$578,079
(a) Amount relates to cash received from escrow associated with our acquisition of Fleet.

At February 28, 2021, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, we recorded an impairment charge of $1.2 million to adjust the carrying amount of goodwill related to our International Analgesics reporting unit in our International OTC Healthcare segment to its fair value. The goodwill impairment was a result of the Painstop tradename impairment discussed in Note 7.

At February 28, 2019, in conjunction with our annual test for goodwill impairment, we recorded an impairment charge of $33.5 million relating to our North American Oral Care reporting unit. The goodwill impairment was primarily a result of the DenTek and Efferdent/Effergrip tradename impairments discussed in Note 7.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies previously discussed. The discounted cash flow methodology is a widely-accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2021 and February 29, 2020, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future.

As a result of our analysis at February 28, 2021, all reporting units, other than our International Analgesics reporting unit as discussed above, had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our other reporting units' fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our other reporting units' fair value being less than their carrying value.

7.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2021 and 2020 is as follows:

	Year Ended March 31, 2021
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2020	$2,265,331	$389,801	$2,655,132
Tradename impairment	—	(1,186)	(1,186)
Effects of foreign currency exchange rates	16,657	732	17,389
Balance – March 31, 2021	$2,281,988	$389,347	$2,671,335

Accumulated Amortization
Balance – March 31, 2020	$—	$175,741	$175,741
Additions	—	19,580	19,580
Effects of foreign currency exchange rates	—	285	285
Balance – March 31, 2021	$—	$195,606	$195,606

Intangible assets, net – March 31, 2021	$2,281,988	$193,741	$2,475,729

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,195,617	$190,462	$2,386,079
International OTC Healthcare	86,371	3,279	89,650
Intangible assets, net – March 31, 2021	$2,281,988	$193,741	$2,475,729

	Year Ended March 31, 2020
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2019	$2,273,191	$390,283	$2,663,474
Additions (a)	2,760	—	2,760
Effects of foreign currency exchange rates	(10,620)	(482)	(11,102)
Balance – March 31, 2020	$2,265,331	$389,801	$2,655,132

Accumulated Amortization
Balance – March 31, 2019	$—	$156,264	$156,264
Additions	—	19,633	19,633
Effects of foreign currency exchange rates	—	(156)	(156)
Balance – March 31, 2020	$—	$175,741	$175,741

Intangible assets, net – March 31, 2020	$2,265,331	$214,060	$2,479,391

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,195,617	$209,604	$2,405,221
International OTC Healthcare	69,714	4,456	74,170
Intangible assets, net – March 31, 2020	$2,265,331	$214,060	$2,479,391
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

During the fourth quarter of each fiscal year, in conjunction with our strategic planning process, we perform our annual impairment analysis. We utilized the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate utilized in the analyses, as well as future sales, gross margins and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of COVID-19, we may be required to record impairment charges in the future.

At February 28, 2021, in conjunction with the annual test for impairment of intangible assets, there were no additional indicators of impairment under the analysis, and accordingly, no additional impairment charge was taken.

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

As a result of our analysis at February 28, 2021, all indefinite-lived intangible assets tested had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis of our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital used to value the indefinite-lived intangible assets would not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets' would also not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value.

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

The weighted average remaining life for finite-lived intangible assets at March 31, 2021 was approximately 10.0 years, and the amortization expense for the year ended March 31, 2021 was $19.6 million. At March 31, 2021, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2022	$19,667
2023	19,667
2024	19,634
2025	17,589
2026	15,317
Thereafter	101,867
$193,741

8.     Leases

The components of lease expense for the years ended March 31, 2021 and 2020 were as follows:

	March 31,
(In thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$2,039	$522
Interest on lease liabilities	254	84
Operating lease cost	6,754	7,914
Short term lease cost	85	104
Variable lease cost	46,771	64,230
Sublease income	(188)	(3,441)
Total net lease cost	$55,715	$69,413

As of March 31, 2021, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Leases	Total
2022	$7,032	$2,826	$9,858
2023	6,378	2,826	9,204
2024	6,335	2,826	9,161
2025	4,137	1,412	5,549
2026	1,815	—	1,815
Thereafter	3,163	—	3,163
Total undiscounted lease payments	28,860	9,890	38,750
Less amount of lease payments representing interest	(3,296)	(486)	(3,782)
Total present value of lease payments	$25,564	$9,404	$34,968

The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.66
Financing leases	3.50
Weighted average discount rate
Operating leases	5.25%
Financing leases	2.98%

Under our Master Services Agreement with GEODIS Logistics LLC ("GEODIS"), GEODIS purchased certain assets for our use that went into service during 2021 and 2020. The noncash lease liability arising from obtaining ROU assets was $5.2 million for the assets that went into service in 2021 and $6.4 million for assets that went into service in 2020. These amounts represent noncash financing activities.

9.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2021	2020
Accrued marketing costs	$29,955	$34,450
Accrued compensation costs	14,074	13,393
Accrued broker commissions	1,023	1,491
Income taxes payable	1,652	3,210
Accrued professional fees	4,472	4,183
Accrued production costs	2,882	5,628
Accrued sales tax	2,368	1,917
Other accrued liabilities	4,976	6,491
	$61,402	$70,763

10.     Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2021	March 31, 2020
2016 Senior Notes bearing interest at 6.375%, with interest payable on March 1 and September 1 of each year. The 2016 Senior Notes mature on March 1, 2024.	$—	$600,000
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	600,000	—
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a floor of 1.00%, due on January 26, 2024.	495,000	690,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	55,000
Long-term debt	1,495,000	1,745,000
Less: unamortized debt costs	(15,347)	(14,700)
Long-term debt, net	$1,479,653	$1,730,300

At March 31, 2021,we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $132.2 million.
2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which consists of (i) a $660.0 million term loan (the "2012 Term Loan") with an original 7-year maturity and (ii) a $50.0 million asset-based revolving credit facility (the “2012 ABL Revolver”) with an original 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver by $85.0 million to $135.0 million and reduced our borrowing rate on the 2012 ABL Revolver by 0.25% (discussed below). The 2012 Term Loan was issued with an original issue discount of 1.5% of the principal amount thereof, resulting in net proceeds to us of $650.1 million. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On February 21, 2013, we entered into Amendment No. 1 ("Term Loan Amendment No. 1") to the 2012 Term Loan. Term Loan Amendment No. 1 provided for the refinancing of all of our existing Term B Loans with new Term B-1 Loans (the "Term B-1 Loans"). The interest rate on the Term B-1 Loans under Term Loan Amendment No. 1 was based, at our option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, with a floor of 2.00%, plus a margin. In addition, Term Loan Amendment No. 1 provided the Borrower with certain additional capacity to prepay subordinated debt, the 2012 Senior Notes and certain other unsecured indebtedness permitted to be incurred under the credit agreement governing the 2012 Term Loan and 2012 ABL Revolver.

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

In connection with the Fleet acquisition, on January 26, 2017, we entered into Amendment No. 4 ("Term Loan Amendment No. 4") to the 2012 Term Loan. Term Loan Amendment No. 4 provided for (i) the refinancing of all of our outstanding term loans and the creation of a new class of Term B-4 Loans under the 2012 Term Loan (the "Term B-4 Loans") in an aggregate principal amount of $1,427.0 million and (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility and financial maintenance covenant relief. Term Loan Amendment No. 4 also extended the maturity date of the 2012 Term Loan to January 26, 2024. In addition, Citibank, N.A. was succeeded by Barclays Bank PLC as administrative agent under the 2012 Term Loan.

Also, on January 26, 2017, we entered into Amendment No. 6 ("ABL Amendment No. 6") to the 2012 ABL Revolver. ABL Amendment No. 6 provides for (i) a $40.0 million increase in revolving commitments under the 2012 ABL Revolver, (ii) an extension of the maturity date of revolving commitments to January 26, 2022, and (iii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, including additional investment, restricted payment and debt incurrence flexibility consistent with Term Loan Amendment No. 4.

On March 21, 2018, we entered into Amendment No. 5 (“Term Loan Amendment No. 5”) to the 2012 Term Loan. Term Loan Amendment No. 5 provided for the creation of Term B-5 Loans (the "Term B-5 Loans") by repricing of the Term B-4 Loans under the credit agreement governing the 2012 Term Loan to an interest rate that is based, at our option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.00%, or an alternative base rate plus a margin of 1.00% per annum, with a floor of 1.00%.

On December 11, 2019, we entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provides for (i) an extension of the maturity date of the revolving credit facility to December 11, 2024, which is five years from the effective date of the amendment, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter), and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

For the year ended March 31, 2021, the average interest rate on the 2012 Term Loan was 3.9% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 1.7%. During the years ended March 31, 2021 and 2020, we made voluntary principal payments against outstanding indebtedness of $195.0 million and $48.0 million, respectively, under the 2012 Term Loan.

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

2016 Senior Notes:
On February 19, 2016, the Borrower completed the sale of $350.0 million aggregate principal amount of 6.375% senior notes due March 1, 2024 (the “Initial Notes”). On March 21, 2018, the Borrower completed the sale of $250.0 million aggregate principal amount of 6.375% senior notes due 2024 (the “Additional Notes”). Both the Initial Notes and the Additional Notes (the "2016 Senior Notes") were redeemed on March 1, 2021 using funds from the issuance of our 2021 Senior Notes described below. In conjunction with the redemption of the 2016 Senior Notes, we wrote off related debt costs of $2.7 million and paid a premium to redeem the 2016 Senior Notes of $9.6 million.

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% senior notes ("2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. The 2019 Senior Notes mature on January 15, 2028. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 2013 Senior Notes, which were due in 2021, and to pay related fees and expenses.

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes ("2021 Senior Notes") pursuant to an indenture dated March 1, 2021, among Prestige Brands, Inc., the guarantors party thereto (including the Company), and U.S. Bank National Association, as trustee. The 2021 Senior Notes mature on April 1, 2031. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our outstanding 2016 Senior Notes, which were due in 2024, and to pay related fees and expenses.

Redemptions and Restrictions:
We have the option to redeem all or a portion of the 2019 Senior Notes at any time on or after January 15, 2023 at the redemption prices set forth in the indenture governing the 2019 Senior Notes, plus accrued and unpaid interest, if any. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2019 Senior Notes), the Borrower will be required to make an offer to purchase the 2019 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We have the option to redeem all or a portion of the 2021 Senior Notes at any time on or after April 1, 2026 at the redemption prices set forth in the indenture governing the 2021 Senior Notes, plus accrued and unpaid interest, if any. Subject to certain limitations, in the event of a change of control (as defined in the indenture governing the 2021 Senior Notes), the Borrower will be required to make an offer to purchase the 2021 Senior Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The credit agreement governing the 2012 Term Loan and the 2012 Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. At March 31, 2021, we were in compliance with the covenants under our long-term indebtedness.

Interest Rate Swaps:
In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and, as of March 31, 2021, one swap hedging $200.0 million of our variable interest debt was outstanding (see Note 12 for further details).

As of March 31, 2021, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2022	$—
2023	—
2024	495,000
2025	—
2026	—
Thereafter	1,000,000
$1,495,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the Term B-5 Loans, the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these instruments at March 31, 2021 and 2020).

	March 31, 2021		March 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes	$—	$—	$600,000	$603,000
2019 Senior Notes	400,000	417,000	400,000	386,000
2021 Senior Notes	600,000	570,000	—	—
2012 Term B-5 Loans	495,000	493,763	690,000	638,250
2012 ABL Revolver	—	—	55,000	55,000
Interest rate swaps	2,363	2,363	6,317	6,317

At March 31, 2021 and 2020, we did not have any assets or liabilities measured in Level 1 or 3. During 2021, 2020 and 2019, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

In accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), investments that are measured at fair value using net asset value ("NAV") per share as a practical expedient have not been classified in the fair value hierarchy.

12.     Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and, as of March 31, 2021, one interest rate swap to hedge $200.0 million remained outstanding. The fair value of these interest rate swaps is reflected in the Consolidated Balance Sheets in other accrued liabilities and other long-term liabilities. We do not use derivatives for trading purposes.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

	March 31, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	(2,363)	—
Total fair value				$(2,363)	$—

	March 31, 2020
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2021	$200,000	$(1,905)	$—
Interest rate swap	Cash flow	1/31/2022	$200,000	—	(4,412)
Total fair value				$(1,905)	$(4,412)

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

(In thousands)	Location	2021	2020	2019
Gain (Loss) Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$3,045	$(4,864)	$—
Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense, net	$(4,760)	$62	$—

We expect pre-tax losses of $2.4 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2021.

During the years ended March 31, 2021 and 2020, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Year Ended March 31,
	2021	2020
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	31,117	31,018
Average price per share	$39.91	$31.39
Total amount repurchased	$1.2 million	$1.0 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	337,117	1,816,901
Average price per share	$35.20	$31.22
Total amount repurchased	$11.9 million	$56.7 million

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

The following table provides information regarding our stock-based compensation:

	March 31,
(In thousands)	2021	2020	2019
Pre-tax share-based compensation costs charged against income	$8,543	$7,644	$7,438
Income tax benefit recognized on compensation costs	$1,224	$1,207	$1,402
Total fair value of options and RSUs vested during the period	$6,796	$7,830	$11,983
Cash received from the exercise of stock options	$2,851	$1,324	$2,931
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$1,153	$745	$1,268

At March 31, 2021, there were $6.6 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the 2005 Plan, based on management’s estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted-average period of 1 year.  At March 31, 2021, there were 2.8 million shares available for issuance under the 2020 Plan.

On May 4, 2020, the Compensation and Talent Management Committee (the "Committee") of our Board of Directors granted 79,070 performance units, 73,636 RSUs and stock options to acquire 249,875 shares of our common stock under the 2005 Plan to certain executive officers and employees. Performance units are earned based on achievement of the performance objectives set by the Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. In light of the uncertain economic environment on the date of grant, the Committee elected to set the performance objectives applicable to these awards at a later date. In the fourth quarter of 2021, the Committee set the performance objectives for these awards. The stock options were granted at an exercise price of $39.98 per share, which was equal to the closing price for our common stock on the date of the grant.
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
Restricted Stock Units

RSUs granted to employees under the 2005 Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before interest, income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan and the 2020 Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Committee or, in the case of RSUs granted in May 2018, 2019 and 2020, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of the (i) director's death, (ii) director's disability or (iii) six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors beginning in fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the Company’s RSUs granted under the 2005 Plan and 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Vested and unvested at March 31, 2018	393.5	$44.13

Granted	226.4	30.09
Vested and issued	(175.8)	43.05
Forfeited	(31.1)	48.32
Vested and unvested at March 31, 2019	413.0	36.58
Vested at March 31, 2019	113.2	31.05

Granted	220.3	31.02
Vested and issued	(87.0)	46.78
Forfeited	(34.2)	35.97
Vested and unvested at March 31, 2020	512.1	32.49
Vested at March 31, 2020	124.2	30.54

Granted	179.7	39.82
Vested and issued	(74.0)	44.38
Forfeited	(10.4)	43.37
Vested and unvested at March 31, 2021	607.4	33.02
Vested at March 31, 2021	150.4	31.98

Options
The 2005 Plan and the 2020 Plan provide that the exercise price of options granted shall be no less than the fair market value of the Company's common stock on the date the options are granted.  Options granted have a term of no greater than ten years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally three years.  The option awards provide for accelerated vesting in the event of a change in control, as defined in the 2005 Plan and the 2020 Plan. Except in the case of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested stock options. Vested stock options will remain exercisable by the employee after termination of employment, subject to the terms in the 2005 Plan and the 2020 Plan.

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

	Year Ended March 31,
	2021	2020	2019
Expected volatility	32.1% - 32.2%	30.9% - 31.3%	29.6%
Expected dividends	—	—	—
Expected term in years	6.0 to 7.0	6.0 to 7.0	6.0
Risk-free rate	0.5%	2.3% to 2.4%	2.9%
Weighted-average grant-date fair value of options granted	$12.91	$10.83	$10.22

A summary of option activity under the 2005 Plan and 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2018	873.2	$41.79

Granted	294.5	29.46
Exercised	(97.7)	30.02
Forfeited or expired	(125.4)	47.16
Outstanding at March 31, 2019	944.6	38.45

Granted	302.7	30.53
Exercised	(47.9)	27.60
Forfeited or expired	(179.2)	42.49
Outstanding at March 31, 2020	1,020.2	35.90

Granted	249.9	39.98
Exercised	(119.6)	23.83
Forfeited or expired	(35.6)	41.75
Outstanding at March 31, 2021	1,114.9	37.92	6.6	$9,854
Exercisable at March 31, 2021	628.4	40.16	5.2	$5,453

The aggregate intrinsic value of options exercised during 2021, 2020 and 2019 was $2.2 million, $0.4 million and $0.8 million, respectively.

15.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2021 and 2020:

	March 31,
(In thousands)	2021	2020
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(18,908)	$(39,241)
Unrealized loss on interest rate swaps, net of tax of $543 and $1,453, respectively	(1,819)	(4,864)
Unrecognized net gain (loss) on pension plans, net of tax of $(276) and $17, respectively	926	(56)
Accumulated other comprehensive loss, net of tax	$(19,801)	$(44,161)
16.    Income Taxes

On December 22, 2017, the TCJA was signed into law. The TCJA, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on GILTI earned by foreign subsidiaries. In July 2020, final regulations were issued for GILTI, which include a high-tax exception for certain income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. corporate tax rate of 21%.

On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased our allowable interest expense deduction and resulted in a lower taxable income for the fiscal year ended March 31, 2021.

Income (loss) before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2021	2020	2019
United States	$195,796	$167,508	$(52,313)
Foreign	8,317	23,643	14,258
	$204,113	$191,151	$(38,055)

The provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2021	2020	2019
Current
Federal	$11,513	$24,051	$27,629
State	3,403	2,506	3,156
Foreign	5,849	8,473	7,193
Deferred
Federal	14,430	14,119	(35,760)
State	4,572	(341)	(4,101)
Foreign	(336)	62	(372)
Total provision (benefit) for income taxes	$39,431	$48,870	$(2,255)

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2021	2020
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$4,267	$4,996
Inventory capitalization	1,124	1,168
Inventory reserves	1,119	705
Net operating loss carryforwards	115	115
State income taxes	10,028	8,896
Accrued liabilities	1,078	1,308
Accrued compensation	3,736	4,472
Stock compensation	4,369	4,334
Foreign tax credit	699	5,441
Lease liability	8,132	8,228
Unrealized foreign exchange loss	384	257
Other	5,916	13,191
Total deferred tax assets	$40,967	$53,111

Deferred Tax Liabilities
Property, plant and equipment	$(7,245)	$(7,590)
Intangible assets	(458,713)	(438,601)
Deferred cumulative catch-up adjustments - revenue recognition adjustments	(264)	(522)
Right-of-use asset	(7,605)	(7,876)
Total deferred tax liabilities	$(473,827)	$(454,589)

Net deferred tax liability before valuation allowance	$(432,860)	$(401,478)
Valuation allowance	—	(5,441)
Net deferred tax liability	$(432,860)	$(406,919)

The net deferred tax liability shown above is net of $1.2 million of foreign deferred tax assets as of March 31, 2021 and $0.9 million of foreign deferred tax assets as of March 31, 2020.

We had no valuation allowance as of March 31, 2021 and a $5.4 million valuation allowance as of March 31, 2020. The decrease in the valuation allowance was primarily due to the final GILTI regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards of $5.4 million.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2021		2020		2019
(In thousands)		%		%		%
Income tax provision (benefit) at statutory rate	$42,864	21.0	$40,142	21.0	$(7,992)	21.0
Foreign tax provision	3,972	1.9	2,498	1.3	2,866	(7.5)
State income taxes, net of federal income tax benefit	7,284	3.6	1,606	0.8	(1,710)	4.5
Goodwill impairment	—	—	—	—	5,616	(14.8)
R&D	(156)	(0.1)	(320)	(0.2)	(629)	1.7
Compensation limitations	735	0.4	562	0.3	296	(0.8)
Valuation allowance	(5,441)	(2.7)	2,205	1.2	2,627	(6.9)
Gain on sale	—	—	—	—	1,312	(3.4)
Uncertain tax position	(7,218)	(3.5)	—	—	—	—
Other	(2,609)	(1.3)	2,177	1.2	(4,641)	12.1
Total provision (benefit) for income taxes	$39,431	19.3	$48,870	25.6	$(2,255)	5.9

Uncertain tax liability activity is as follows:

	2021	2020	2019
(In thousands)
Balance – beginning of year	$10,369	$9,874	$10,827
Additions based on tax positions related to the current year	—	495	585
Reductions based on lapse of statute of limitations	(6,756)	—	(650)
Payments and other movements	417	—	(888)
Balance – end of year	$4,030	$10,369	$9,874

We recognize interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense. We did not incur any material interest or penalties related to income taxes in 2021, 2020 or 2019. We reasonably anticipate that uncertain tax positions could decrease in the next year by approximately $0.6 million, principally due to the statute of limitation expirations if recognized and would impact the effective tax rate in a future period. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2017 forward.

17.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $1.6 million, $1.5 million and $1.5 million for 2021, 2020 and 2019, respectively.

Certain employees of our Lynchburg manufacturing facility are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under ERISA. The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan (the "Plan") with an effective date of March 1, 2015.

During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for the Plan and began the Plan termination process. Pension obligations related to the Plan of $52.1 million will be distributed through a combination of lump sum payments to eligible Plan participants who elect such payments and through the purchase of annuity contracts to the remaining participants. The benefit obligation for the Plan as of March 31, 2021 was therefore determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments. The Plan likely has sufficient assets to satisfy all transaction obligations. The transaction is expected to close in the first quarter of fiscal 2023.
Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets and includes a statement of the plans' funded status as of March 31, 2021 and 2020:

	March 31,
(In thousands)	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of period	$61,570	$60,334
Interest cost	1,972	2,327
Actuarial (gain) loss	3,779	2,375
Benefits paid	(10,503)	(3,466)
Projected benefit obligations at end of year	$56,818	$61,570

Change in plan assets:
Fair value of plan assets at beginning of period	$52,760	$51,115
Actual return on plan assets	7,650	3,742
Employer contribution	3,368	1,369
Benefits paid	(10,503)	(3,466)
Fair value of plan assets at end of year	$53,275	$52,760

Funded status at end of year	$(3,543)	$(8,810)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2021	2020
Noncurrent asset	$1,141	$—

Current liability	357	359
Long-term liability	4,327	8,451
Total liabilities	$4,684	$8,810

Total net liability	$(3,543)	$(8,810)

The primary components of Net Periodic Benefit Cost (Income) consist of the following:

	Year Ended March 31,
(In thousands)	2021	2020	2019
Interest cost	$1,972	$2,327	$2,380
Expected return on assets	(2,336)	(2,886)	(3,070)
Net periodic benefit cost (income)	$(364)	$(559)	$(690)

The following table provides information regarding our pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	March 31,
(In thousands)	2021	2020
Accumulated benefit obligation	56,818	61,570
Fair value of plan assets	53,275	52,760

Projected benefit obligations	56,818	61,570
Fair value of plan assets	53,275	52,760

The pension benefit amounts stated above include one pension plan that is an unfunded plan. The projected benefit obligation and accumulated benefit obligation for this unfunded plan were $4.7 million as of March 31, 2021 and $4.6 million as of March 31, 2020.

The following table includes amounts that are expected to be contributed to the plans by the Company. It reflects benefit payments that are made from the plans' assets as well as those made directly from the Company's assets. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2022 (expectation) to participant benefits	$357

Expected benefit payments year ending March 31,
2022	$3,816
2023	3,538
2024	3,524
2025	3,455
2026	3,431
2027-2031	16,599
We contributed $3.0 million, $1.0 million and $1.0 million to our qualified defined benefit plan during 2021, 2020, and 2019, respectively.

During the third quarter of 2021, we offered participants of our qualified defined benefit plan the option to receive a lump sum payout of their benefits. The amount paid out of plan assets during the third quarter of 2021 to those who elected to take the lump sum payout was $7.0 million, and we recognized a settlement gain of $0.2 million as a result of the payout. The settlement credit was determined based on a remeasurement of the plan as of December 31, 2020, at which point a discount rate of 2.51% and an expected return assumption of 2.75% were selected. Those remeasurement assumptions were also used to determine the net periodic pension income for the plan for the fourth quarter of fiscal 2021.

The Company's primary investment objective for its qualified pension plan assets is to provide a source of retirement income for the plans' participants and beneficiaries. The asset allocation for the Company's funded retirement plan as of March 31, 2021 and 2020, and the target allocation by asset category are as follows:

	Percentage of Plan Assets
Asset Category	Target Allocation	March 31, 2021	March 31, 2020
Domestic large cap equities	—%	—%	16%
Domestic small/mid cap equities	—	—	5
International equities	—	—	15
Real estate	—	6	5
Fixed income and cash	100	94	59
Total	100%	100%	100%

The plan assets are invested in a portfolio consisting primarily of domestic fixed income held within collective investment trust funds as of March 31, 2021 due to the plan termination process which began during the fourth quarter of fiscal 2021 and the plan's positive funded status. The plan assets were invested in a portfolio consisting primarily of domestic fixed income and publicly traded equity securities as of March 31, 2020. These assets are fair valued using NAV.

The following tables show the unrecognized actuarial loss (gain) included in accumulated other comprehensive income (loss) at March 31, 2021, 2020 and 2019.

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2019:
Unrecognized actuarial (gain)	$(1,469)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive (income) as of March 31, 2020:
Unrecognized actuarial loss	$73
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2021:
Unrecognized actuarial (gain)	$(1,202)
Unrecognized prior service credit	—

Assumptions used in determining the actuarial present value of the net periodic benefit cost (income) for the fiscal years ended March 31, 2021, 2020 and 2019 were as follows:

	March 31,
	2021 *	2020	2019
Key assumptions:
Discount rate	3.37% to 3.55%	3.80% to 3.99%	3.93% to 4.07%
Expected return on plan assets, net of administrative fees	5.00%	5.75%	6.25%
*The qualified plan was remeasured at December 31, 2020 for settlement accounting, at which point a discount rate of 2.51% and an expected return assumption of 2.75% were selected and used to determine the net periodic benefit cost (income) for the fourth quarter of fiscal 2021.

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
Key assumptions:
Discount rate	2.58% to 2.95%	3.37% to 3.55%

The determination of the expected long-term rate of return was derived from an optimized portfolio using an asset allocation software program. The risk and return assumptions, along with the correlations between the asset classes, were entered into the program. Based on these assumptions and historical experience, the portfolio is expected to achieve a long-term rate of return of 2.25%. The investment managers engaged to manage the portfolio are expected to outperform their expected benchmarks on a relative basis over a full market cycle.

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2022	$11,300
2023	6,450
2024	5,209
2025	4,905
2026	4,941
Thereafter	10,225
$43,030

19.     Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare.  We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels.  During 2021, 2020, and 2019, approximately 45.6%, 42.6%, and 42.9%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2021, 2020, and 2019, Walmart accounted for approximately 21.6%, 23.1%, and 23.7%, respectively, of our gross revenues. At March 31, 2021, approximately 23.8% of our accounts receivable were owed by Walmart.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager or COVID-19 or other public health emergencies could also materially impact our product distribution. Any disruption as a result of third-party performance at our distribution center could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture many of the products associated with our acquisition of Fleet, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution center, the third-party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2021, we had relationships with 118 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 70.5% of our gross sales for 2021, compared to 14 manufacturers with long-term contracts that accounted for approximately 62.3% of gross sales in 2020.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$849,319	$94,046	$943,365
Cost of sales	359,100	36,793	395,893
Gross profit	490,219	57,253	547,472
Advertising and marketing	122,857	17,732	140,589
Contribution margin	$367,362	$39,521	406,883
Other operating expenses			109,481
Operating income			$297,402
*Intersegment revenues of $3.2 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$859,368	$103,642	$963,010
Cost of sales	372,133	38,654	410,787
Gross profit	487,235	64,988	552,223
Advertising and marketing	127,972	19,222	147,194
Contribution margin	$359,263	$45,766	405,029
Other operating expenses			113,874
Operating income			$291,155
* Intersegment revenues of $3.5 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Total segment revenues*	$862,446	$93,520	$19,811	$975,777
Cost of sales	364,533	39,080	16,588	420,201
Gross profit	497,913	54,440	3,223	555,576
Advertising and marketing	126,374	16,286	430	143,090
Contribution margin	$371,539	$38,154	$2,793	412,486
Other operating expenses**				344,983
Operating income				$67,503
*Intersegment revenues of $7.4 million were eliminated from the North America OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2019 includes a tradename impairment charge of $195.9 million and a goodwill impairment charge of $33.5 million.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$117,775	$1,367	$119,142
Cough & Cold	56,158	14,483	70,641
Women's Health	252,535	15,562	268,097
Gastrointestinal	124,755	36,381	161,136
Eye & Ear Care	99,774	10,635	110,409
Dermatologicals	103,998	3,085	107,083
Oral Care	88,903	12,528	101,431
Other OTC	5,421	5	5,426
Total segment revenues	$849,319	$94,046	$943,365

	Year Ended March 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$113,130	$877	$114,007
Cough & Cold	87,601	23,505	111,106
Women's Health	239,330	12,221	251,551
Gastrointestinal	130,088	42,820	172,908
Eye & Ear Care	100,245	11,911	112,156
Dermatologicals	100,591	2,421	103,012
Oral Care	83,323	9,882	93,205
Other OTC	5,060	5	5,065
Total segment revenues	$859,368	$103,642	$963,010

	Year Ended March 31, 2019
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Household Cleaning	Consolidated
Analgesics	$113,563	$615	$—	$114,178
Cough & Cold	83,168	19,955	—	103,123
Women's Health	244,927	13,552	—	258,479
Gastrointestinal	125,416	35,046	—	160,462
Eye & Ear Care	101,128	11,709	—	112,837
Dermatologicals	95,801	2,171	—	97,972
Oral Care	92,964	10,468	—	103,432
Other OTC	5,479	4	—	5,483
Household Cleaning	—	—	19,811	19,811
Total segment revenues	$862,446	$93,520	$19,811	$975,777

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2021	2020	2019
United States	$799,038	$812,653	$837,049
Rest of world	144,327	150,357	138,728
Total	$943,365	$963,010	$975,777

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2021 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$546,643	$31,436	$578,079

Intangible assets
Indefinite-lived	2,195,617	86,371	2,281,988
Finite-lived	190,462	3,279	193,741
Intangible assets, net	$2,386,079	89,650	2,475,729
Total	$2,932,722	$121,086	$3,053,808

March 31, 2020 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$546,643	$28,536	$575,179

Intangible assets
Indefinite-lived	2,195,617	69,714	2,265,331
Finite-lived	209,604	4,456	214,060
Intangible assets, net	2,405,221	74,170	2,479,391
Total	$2,951,864	$102,706	$3,054,570

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2021	2020
United States	$2,932,722	$2,951,864
Rest of world	121,086	102,706
Total	$3,053,808	$3,054,570

21.    Subsequent Events

Share Based Compensation
On May 3, 2021, the Committee granted 77,345 performance units, 73,108 RSUs and stock options to acquire 222,660 shares of our common stock to certain executive officers and employees under the 2020 Plan. Performance units are earned based on achievement of the performance objectives set by the Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. RSUs vest either 33.3% per year over three years or in their entirety on the three-year or five-year anniversary of the date of grant. Upon vesting, both performance units and RSUs will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $44.33 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested performance units, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the 2020 Plan.
Also on May 3, 2021, the Committee granted 1,636 RSUs to a recently appointed member of our Board of Directors. The RSUs vest one year after the date of grant so long as membership on the Board of Directors continues through the vesting date, with settlement in common stock to occur on the earliest of the member's death, disability or the date on which her board membership ceases for reasons other than death or disability.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year		Amounts Charged to Expense (Income)		Deductions	Other	Balance at End of Year
Year Ended March 31, 2021
Reserves for sales returns and allowance	$15,809		$46,195		$(49,841)	$—	$12,163
Reserves for trade promotions	18,389		83,479		(83,446)	—	18,422
Reserves for consumer coupon redemptions	2,063		3,751		(3,873)	—	1,941
Allowance for doubtful accounts	1,385		259		(99)	—	1,545
Deferred tax valuation allowance	5,441		(5,441)	(a)	—	—	—

Year Ended March 31, 2020
Reserves for sales returns and allowance	8,973		57,505		(50,669)	—	15,809
Reserves for trade promotions	15,491		88,502		(85,604)	—	18,389
Reserves for consumer coupon redemptions	1,175		4,555		(3,667)	—	2,063
Allowance for doubtful accounts	1,259		750		(624)	—	1,385
Deferred tax valuation allowance	3,236		2,205	(b)	—	—	5,441

Year Ended March 31, 2019
Reserves for sales returns and allowance	8,813		56,276		(56,116)	—	8,973
Reserves for trade promotions	13,062	(c)	90,844		(88,415)	—	15,491
Reserves for consumer coupon redemptions	2,645		5,199		(6,669)	—	1,175
Allowance for doubtful accounts	1,203		203		(147)	—	1,259
Deferred tax valuation allowance	609		2,627	(d)	—	—	3,236
(a) Relates to the release of the valuation allowance on foreign tax credits.
(b) Relates to the unutilized foreign tax credit carryovers.
(c) Reflects opening balance sheet adjustment related to the adoption of new revenue recognition standard.
(d) Relates to the unutilized foreign tax credit carryovers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2021.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2021 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 43 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2021 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item, including Items 402 (b) and 407 (e)(4) and (e)(5) of Regulation S-K, will be contained in the Company’s 2021 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2021 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2021 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2021 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 43 through 84) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the three years in the period ended March 31, 2021
Consolidated Balance Sheets at March 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2021
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2021
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2021, 2020 and 2019

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
4.12
Indenture, dated March 1, 2021, among Prestige Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021). +

4.13	Form of 3.750% Senior Notes due 2031 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021). +
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

10.35	Prestige Brands Holdings, Inc. 2020 Long-Term Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on June 29, 2020). +#
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer
Date:	May 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 7, 2021
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer	May 7, 2021
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 7, 2021
John E. Byom

/s/ GARY E. COSTLEY	Director	May 7, 2021
Gary E. Costley

/s/ SHEILA A. HOPKINS	Director	May 7, 2021
Sheila A. Hopkins

/s/ JAMES M. JENNESS	Director	May 7, 2021
James M. Jenness

/s/ NATALE S. RICCIARDI	Director	May 7, 2021
Natale S. Ricciardi

/s/ CHRISTOPHER J. COUGHLIN	Director	May 7, 2021
Christopher J. Coughlin

/s/ DAWN M. ZIER	Director	May 7, 2021
Dawn M. Zier

/s/ CELESTE A. CLARK	Director	May 7, 2021
Celeste A. Clark