Form 10-Q
period 2021-06-30
Prestige Consumer Healthcare Inc.
filed 2021-08-05
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ☐ No ☒
As of July 30, 2021, there were 50,059,989 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
Revenues
Net sales	$269,172	$229,384
Other revenues	9	10
Total revenues	269,181	229,394

Cost of Sales
Cost of sales excluding depreciation	108,335	94,124
Cost of sales depreciation	1,834	1,402
Cost of sales	110,169	95,526
Gross profit	159,012	133,868

Operating Expenses
Advertising and marketing	39,439	27,750
General and administrative	22,471	19,934
Depreciation and amortization	5,760	6,065
Total operating expenses	67,670	53,749
Operating income	91,342	80,119

Other (income) expense
Interest expense, net	15,077	21,941
Other (income) expense, net	(105)	10
Total other expense, net	14,972	21,951
Income before income taxes	76,370	58,168
Provision for income taxes	18,615	14,462
Net income	$57,755	$43,706

Earnings per share:
Basic	$1.15	$0.87
Diluted	$1.14	$0.86

Weighted average shares outstanding:
Basic	50,139	50,264
Diluted	50,671	50,808

Comprehensive income (loss), net of tax:
Currency translation adjustments	(1,492)	10,590
Unrealized gain on interest rate swaps	520	309
Total other comprehensive (loss) income	(972)	10,899
Comprehensive income	$56,783	$54,605
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2021	March 31, 2021

Assets
Current assets
Cash and cash equivalents	$163,624	$32,302
Accounts receivable, net of allowance of $14,659 and $16,457, respectively	130,346	114,671
Inventories	105,546	114,959
Prepaid expenses and other current assets	9,008	7,903
Total current assets	408,524	269,835

Property, plant and equipment, net	69,825	70,059
Operating lease right-of-use assets	22,345	23,722
Finance lease right-of-use assets, net	8,344	8,986
Goodwill	577,840	578,079
Intangible assets, net	2,469,714	2,475,729
Other long-term assets	2,522	2,863
Total Assets	$3,559,114	$3,429,273

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,963	$45,978
Accrued interest payable	17,067	6,312
Operating lease liabilities, current portion	5,974	5,858
Finance lease liabilities, current portion	2,607	2,588
Other accrued liabilities	68,435	61,402
Total current liabilities	125,046	122,138

Long-term debt, net	1,545,352	1,479,653
Deferred income tax liabilities	439,428	434,050
Long-term operating lease liabilities, net of current portion	18,329	19,706
Long-term finance lease liabilities, net of current portion	6,157	6,816
Other long-term liabilities	8,555	8,612
Total Liabilities	2,142,867	2,070,975

Commitments and Contingencies — Note 16

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 54,211 shares at June 30, 2021 and 53,999 shares at March 31, 2021	542	540
Additional paid-in capital	503,588	499,508
Treasury stock, at cost - 4,151 shares at June 30, 2021 and 4,088 shares at March 31, 2021	(133,648)	(130,732)
Accumulated other comprehensive loss, net of tax	(20,773)	(19,801)
Retained earnings	1,066,538	1,008,783
Total Stockholders' Equity	1,416,247	1,358,298
Total Liabilities and Stockholders' Equity	$3,559,114	$3,429,273
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
Stock-based compensation	—	—	1,878	—	—	—	—	1,878
Exercise of stock options	68	—	2,204	—	—	—	—	2,204
Issuance of shares related to restricted stock	144	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	57,755	57,755
Comprehensive loss	—	—	—	—	—	(972)	—	(972)
Balances at June 30, 2021	54,211	$542	$503,588	4,151	$(133,648)	$(20,773)	$1,066,538	$1,416,247

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
Stock-based compensation	—	—	1,464	—	—	—	—	1,464
Exercise of stock options	60	—	1,216	—	—	—	—	1,216
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	31	(1,242)	—	—	(1,242)
Net income	—	—	—	—	—	—	43,706	43,706
Comprehensive income	—	—	—	—	—	10,899	—	10,899
Balances at June 30, 2020	53,939	$539	$490,795	3,750	$(118,865)	$(33,262)	$887,807	$1,227,014
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2021	2020
Operating Activities
Net income	$57,755	$43,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,594	7,467
Loss on disposal of property and equipment	26	42
Deferred income taxes	5,876	6,147
Amortization of debt origination costs	759	1,400
Stock-based compensation costs	1,878	1,464
Non-cash operating lease cost	1,691	1,831
Other	—	50
Changes in operating assets and liabilities:
Accounts receivable	(15,879)	39,734
Inventories	9,384	51
Prepaid expenses and other current assets	(1,049)	(4,019)
Accounts payable	(15,551)	(32,386)
Accrued liabilities	18,439	11,588
Operating lease liabilities	(1,578)	(1,812)
Other	(40)	(109)
Net cash provided by operating activities	69,305	75,154

Investing Activities
Purchases of property, plant and equipment	(1,500)	(2,553)
Other	177	—
Net cash used in investing activities	(1,323)	(2,553)

Financing Activities
Term loan repayments	(20,000)	(56,000)
Borrowings under revolving credit agreement	85,000	—
Repayments under revolving credit agreement	—	(55,000)
Payments of finance leases	(638)	(336)
Proceeds from exercise of stock options	2,204	1,216
Fair value of shares surrendered as payment of tax withholding	(2,916)	(1,242)
Net cash provided by (used in) financing activities	63,650	(111,362)
Effects of exchange rate changes on cash and cash equivalents	(310)	1,942
Increase (decrease) in cash and cash equivalents	131,322	(36,819)
Cash and cash equivalents - beginning of period	32,302	94,760
Cash and cash equivalents - end of period	$163,624	$57,941
Interest paid	$3,389	$5,571
Income taxes paid	$2,388	$2,182
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

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic has caused significant volatility in the United States and global economies. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices. We experienced a temporary but significant decline in consumer consumption of our brands in the first quarter of fiscal 2021, followed by more stable consumption and customer orders over the remainder of the year. Generally, throughout the pandemic some categories were positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel-related activity. In the first quarter of fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. Our business also benefited from a significant increase in demand in certain travel-related categories and channels previously impacted by the COVID-19 virus.

We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. Although we have not experienced a material disruption to our overall supply chain to date, the environment remains uncertain. To date, the pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of its impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2022) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2021 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2022.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update eliminate the need for an organization to analyze whether certain exceptions apply for tax purposes. It also simplifies GAAP for certain taxes. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted this standard effective April 1, 2021, and the adoption of this standard did not have a material impact on our Consolidated Financial Statements.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2021	March 31, 2021
Components of Inventories
Packaging and raw materials	$9,480	$8,463
Work in process	326	326
Finished goods	95,740	106,170
Inventories	$105,546	$114,959

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $6.0 million and $4.0 million at June 30, 2021 and March 31, 2021, respectively, related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2021
Goodwill	$710,354	$32,683	$743,037
Accumulated impairment loss	(163,711)	(1,247)	(164,958)
Balance - March 31, 2021	546,643	31,436	578,079
Effects of foreign currency exchange rates	—	(239)	(239)
Balance - June 30, 2021
Goodwill	710,354	32,444	742,798
Accumulated impairment loss	(163,711)	(1,247)	(164,958)
Balance - June 30, 2021	$546,643	$31,197	$577,840

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2021, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. We continuously monitor events that could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended June 30, 2021.

As of June 30, 2021, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2021	$2,281,988	$389,347	$2,671,335
Effects of foreign currency exchange rates	(1,143)	(24)	(1,167)
Balance — June 30, 2021	2,280,845	389,323	2,670,168

Accumulated Amortization
Balance — March 31, 2021	—	195,606	195,606
Additions	—	4,867	4,867
Effects of foreign currency exchange rates	—	(19)	(19)
Balance — June 30, 2021	—	200,454	200,454

Intangible assets, net - June 30, 2021	$2,280,845	$188,869	$2,469,714

Amortization expense was $4.9 million for the three months ended June 30, 2021, and June 30, 2020.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2022 (remaining nine months ended March 31, 2022)	$14,599
2023	19,465
2024	19,441
2025	17,398
2026	15,126
Thereafter	102,840
$188,869

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount. On February 28, 2021, the date of our annual impairment review, there were no indicators of impairment as a result of the analysis and, accordingly, no additional impairment charge was taken on our March 31, 2021 financial statements. Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate utilized in the analyses, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of COVID-19, we may be required to record impairment charges in the future.

As of June 30, 2021, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$642	$325
Interest on lease liabilities	66	50
Operating lease cost	1,687	1,697
Short term lease cost	22	23
Variable lease cost	11,651	11,707
Sublease income	—	(54)
Total net lease cost	$14,068	$13,748

As of June 30, 2021, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2022 (Remaining nine months ending March 31, 2022)	$5,453	$2,119	$7,572
2023	6,377	2,826	9,203
2024	6,335	2,826	9,161
2025	4,137	1,413	5,550
2026	1,815	—	1,815
Thereafter	3,164	—	3,164
Total undiscounted lease payments	27,281	9,184	36,465
Less amount of lease payments representing interest	(2,978)	(420)	(3,398)
Total present value of lease payments	$24,303	$8,764	$33,067

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2021
Weighted average remaining lease term (years)
Operating leases	4.45
Finance leases	3.25
Weighted average discount rate
Operating leases	5.26%
Finance leases	2.98%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2021	March 31, 2021
Accrued marketing costs	$38,885	$29,955
Accrued compensation costs	7,107	14,074
Accrued broker commissions	749	1,023
Income taxes payable	7,772	1,652
Accrued professional fees	4,523	4,472
Accrued production costs	3,415	2,882
Accrued sales tax	1,692	2,368
Other accrued liabilities	4,292	4,976
	$68,435	$61,402

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2021	March 31, 2021
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	600,000	600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00%, with a base rate floor of 1.00%, due on January 26, 2024.	475,000	495,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	85,000	—
Long-term debt	1,560,000	1,495,000
Less: unamortized debt costs	(14,648)	(15,347)
Long-term debt, net	$1,545,352	$1,479,653

At June 30, 2021, we had $85.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver"), and a borrowing capacity of $57.1 million.

See Note 19 - Subsequent Events.

Interest Rate Swaps:
We currently have an interest rate swap to hedge a total of $200.0 million of our variable interest debt (see Note 9 for further details).

As of June 30, 2021, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2022 (remaining nine months ending March 31, 2022)	$—
2023	—
2024	475,000
2025	85,000
2026	—
Thereafter	1,000,000
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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at June 30, 2021 and March 31, 2021.

	June 30, 2021		March 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior Notes	$600,000	$579,000	$600,000	$570,000
2019 Senior Notes	400,000	421,000	400,000	417,000
2012 Term B-5 Loans	475,000	475,000	495,000	493,763
2012 ABL Revolver	85,000	85,000	—	—
Interest rate swaps	1,688	1,688	2,363	2,363

At June 30, 2021 and March 31, 2021, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and, as of June 30, 2021, one interest rate swap to hedge $200.0 million remained outstanding. The fair value of this interest rate swap is reflected in our Consolidated Balance Sheets in other accrued liabilities. We do not use derivatives for trading purposes.

The following tables summarize the fair values of our derivative instrument as of the end of the periods shown:

	June 30, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	(1,688)	—
Total fair value				$(1,688)	$—

	March 31, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	(2,363)	—
Total fair value				$(2,363)	$—

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended June 30,
(In thousands)	Location	2021	2020
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$520	$309
Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$(718)	$(1,026)

We expect pre-tax losses of $1.7 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2021.

During the three months ended June 30, 2021 and 2020, we repurchased shares of our common stock pursuant to the provisions of the various employee restricted stock awards and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2021	2020

Number of shares	63,314	31,117
Average price per share	$46.04	$39.91
Total amount repurchased	$2.9 million	$1.2 million

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2021 and March 31, 2021:

(In thousands)	June 30, 2021	March 31, 2021
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(20,400)	$(18,908)
Unrealized loss on interest rate swaps, net of tax of $388 and $543, respectively	(1,299)	(1,819)
Unrecognized net gain (loss) on pension plans, net of tax of $(276) and $(276), respectively	926	926
Accumulated other comprehensive loss, net of tax	$(20,773)	$(19,801)

As of June 30, 2021 and March 31, 2021, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
Numerator
Net income	$57,755	$43,706

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,139	50,264
Dilutive effect of unvested restricted stock units and options issued to employees and directors	532	544
Denominator for diluted earnings per share	50,671	50,808

Earnings per Common Share:
Basic earnings per share	$1.15	$0.87

Diluted earnings per share	$1.14	$0.86

For the three months ended June 30, 2021 and 2020, there were 0.5 million and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

On June 23, 2020, the Board of Directors adopted the Prestige Consumer Healthcare Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on August 4, 2020, upon the approval of the 2020 Plan by our stockholders. On June 23, 2020, a total of 2,827,210 shares were available for issuance under the 2020 Plan (comprised of 2,000,000 new shares plus 827,210 shares that were unissued under the 2005 Plan). All future equity awards will be made from the 2020 Plan, and the Company will not grant any additional awards under the 2005 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2021	2020
Pre-tax share-based compensation costs charged against income	$1,878	$1,464
Income tax benefit recognized on compensation costs	$143	$112
Total fair value of options and RSUs vested during the period	$7,006	$5,781
Cash received from the exercise of stock options	$2,204	$1,216
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$1,721	$944

At June 30, 2021, there were $13.1 million of unrecognized compensation costs related to unvested share-based compensation arrangements under the 2005 Plan and the 2020 Plan, based on management's estimate of the shares that will ultimately vest.  We expect to recognize such costs over a weighted average period of 1.1 years. At June 30, 2021, there were 2.5 million shares available for issuance under the 2020 Plan.

On May 3, 2021, the Compensation and Talent Management Committee (the "Committee") of our Board of Directors granted 77,345 performance stock units, 73,108 RSUs and stock options to acquire 222,660 shares of our common stock under the 2020 Plan to certain executive officers and employees. The stock options were granted at an exercise price of $44.33 per share, which was equal to the closing price for our common stock on the date of the grant.
A newly appointed independent member of the Board of Directors received a grant under the 2020 Plan of 1,636 RSUs on May 3, 2021.
Restricted Stock Units

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2020
Vested and unvested at March 31, 2020	512.1	$32.49
Granted	153.6	39.98
Vested and issued	(74.0)	44.38
Forfeited	(4.7)	56.11
Vested and unvested at June 30, 2020	587.0	32.76
Vested at June 30, 2020	124.2	30.54

Three Months Ended June 30, 2021
Vested and unvested at March 31, 2021	607.4	$33.02
Granted	152.1	44.33
Vested and issued	(144.5)	30.57
Forfeited	(23.1)	30.17
Vested and unvested at June 30, 2021	591.9	36.64
Vested at June 30, 2021	151.3	32.03

Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2021	2020
Expected volatility	31.2% - 31.9%	32.1% - 32.2%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	1.3%	0.5%
Weighted average grant date fair value of options granted	$14.77	$12.91

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2020
Outstanding at March 31, 2020	1,020.2	$35.90
Granted	249.9	39.98
Exercised	(60.5)	20.10
Forfeited or expired	—	—
Outstanding at June 30, 2020	1,209.6	37.53	7.3	$5,770
Vested at June 30, 2020	701.5	39.36	5.9	$3,874

Three Months Ended June 30, 2021
Outstanding at March 31, 2021	1,114.9	$37.92
Granted	222.7	44.33
Exercised	(67.9)	32.49
Forfeited or expired	(17.6)	46.09
Outstanding at June 30, 2021	1,252.1	39.24	6.9	$17,068
Vested at June 30, 2021	779.5	38.72	5.6	$11,399

The aggregate intrinsic value of options exercised during the three months ended June 30, 2021 was $1.1 million.

14.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 24.4% and 24.9% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 versus the prior year period was based on our estimated annual effective income tax rate, which fluctuates based on the mix of earnings from our U.S. and foreign jurisdictions, and discrete items pertaining to share-based compensation.

15.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended June 30,
(In thousands)	2021	2020
Interest cost	$278	$525
Expected return on assets	(290)	(647)
Net periodic benefit income	$(12)	$(122)

During the three months ended June 30, 2021, we contributed $0.1 million to our non-qualified defined benefit plan and no contributions to the qualified defined benefit plan. During the remainder of fiscal 2022, we expect to contribute an additional $0.3 million to our non-qualified plan and make no contributions to the qualified plan.

During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for our U.S. qualified defined benefit pension plan (the "Plan") and began the Plan termination process. Pension obligations related to the Plan of $52.1 million are expected to be distributed through a combination of lump sum payments to eligible Plan participants who elect such payments and through the purchase of annuity contracts to the remaining participants. The benefit obligation for the Plan as of March 31, 2021 was therefore determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments. The Plan likely has sufficient assets to satisfy all transaction obligations. No distributions have been made as of June 30, 2021 related to the termination. The transaction is expected to close in the first quarter of fiscal 2023.

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

17.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three months ended June 30, 2021 and 2020, approximately 45.5% and 48.0%, respectively of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 20.5% and 22.0%, respectively, of our gross revenues for the three months ended June 30, 2021 and 2020. Another customer, Walgreens, accounted for 10.6% of our gross revenues for the first quarter of fiscal 2022. An additional customer, Amazon, accounted for 13.3% of our gross revenues for the first quarter of the prior fiscal year.

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

At June 30, 2021, we had relationships with 118 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 69.8% of gross sales for the three months ended June 30, 2021. At June 30, 2020, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 60.6% of gross sales for the three months ended June 30, 2020. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$242,393	$26,788	$269,181
Cost of sales	99,404	10,765	110,169
Gross profit	142,989	16,023	159,012
Advertising and marketing	35,230	4,209	39,439
Contribution margin	$107,759	$11,814	119,573
Other operating expenses			28,231
Operating income			$91,342
* Intersegment revenues of $1.0 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$210,658	$18,736	$229,394
Cost of sales	87,827	7,699	95,526
Gross profit	122,831	11,037	133,868
Advertising and marketing	24,680	3,070	27,750
Contribution margin	$98,151	$7,967	106,118
Other operating expenses			25,999
Operating income			$80,119
* Intersegment revenues of $1.0 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$32,821	$406	$33,227
Cough & Cold	14,045	4,847	18,892
Women's Health	63,248	3,944	67,192
Gastrointestinal	42,366	10,204	52,570
Eye & Ear Care	35,987	3,458	39,445
Dermatologicals	31,150	939	32,089
Oral Care	20,967	2,989	23,956
Other OTC	1,809	1	1,810
Total segment revenues	$242,393	$26,788	$269,181

	Three Months Ended June 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,867	$274	$28,141
Cough & Cold	13,438	3,902	17,340
Women's Health	65,410	2,431	67,841
Gastrointestinal	30,050	5,705	35,755
Eye & Ear Care	22,852	2,545	25,397
Dermatologicals	27,620	699	28,319
Oral Care	22,166	3,179	25,345
Other OTC	1,255	1	1,256
Total segment revenues	$210,658	$18,736	$229,394

Our total segment revenues by geographic area are as follows:

	Three Months Ended June 30,
	2021	2020
United States	$226,667	$199,346
Rest of world	42,514	30,048
Total	$269,181	$229,394

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

June 30, 2021	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$31,197	$577,840

Intangible assets
Indefinite-lived	2,195,617	85,228	2,280,845
Finite-lived, net	185,677	3,192	188,869
Intangible assets, net	2,381,294	88,420	2,469,714
Total	$2,927,937	$119,617	$3,047,554

March 31, 2021	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$31,436	$578,079
Intangible assets
Indefinite-lived	2,195,617	86,371	2,281,988
Finite-lived, net	190,462	3,279	193,741
Intangible assets, net	2,386,079	89,650	2,475,729
Total	$2,932,722	$121,086	$3,053,808

19.    Subsequent Events

Director Equity Grants
Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 2,808 RSUs on August 3, 2021. The RSUs are fully vested upon receipt of the award and will be settled by delivery to each director of one share of our common stock for each vested RSU promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

Acquisition
On July 1, 2021, we completed the previously announced acquisition of the Consumer Health business assets from Akorn Operating Company LLC pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $230.0 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The purchase price was funded by a combination of available cash on hand, additional borrowings under the 2012 ABL Revolver and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan") (see below).

The acquisition will be accounted for as a business combination. We have begun the process to determine the purchase price allocation for the assets and liabilities including estimating the fair values of intangible and tangible assets. These estimates have not been completed due to the timing and complexity of obtaining information and calculating such amounts.

Term Loan Refinancing
On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6") to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans under the credit agreement governing the 2012 Term Loan in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement and (iii) an interest rate on the Term B-5 Loans that is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date to July 1, 2028. Under the Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount.

The net proceeds from the Term B-5 Loans were used to refinance our outstanding term loans and finance the acquisition of the Akorn Consumer Health business and to pay fees and expenses incurred in connection with these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 29 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, reference to a year (e.g., 2022) refers to our fiscal year ended March 31 of that year.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter ("OTC") healthcare products to mass merchandisers, drug, food, dollar, convenience, and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

Coronavirus Outbreak
In January 2020, the World Health Organization ("WHO") announced a global health crisis due to a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. This pandemic has caused significant volatility in the United States and global economies. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices. We experienced a temporary but significant decline in consumer consumption of our brands in the first quarter of fiscal 2021, followed by more stable consumption and customer orders over the remainder of the year. Generally, throughout the pandemic some categories were positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel-related activity. In the first quarter of fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. Our business also benefited from a significant increase in demand in certain travel-related categories and channels previously impacted by the COVID-19 virus.

We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. Although we have not experienced a material disruption to our overall supply chain to date, the environment remains uncertain. To date, the pandemic has not had a material negative impact on our operations, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change in this dynamic, unprecedented environment. If the outbreak continues to spread, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee resources. The extent to which COVID-19 impacts our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of its impacts on our business or the global economy. However, these effects could have a material, adverse impact on our liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2021	%	2020	%	Amount	%
North American OTC Healthcare
Analgesics	$32,821	12.2	$27,867	12.1	$4,954	17.8
Cough & Cold	14,045	5.2	13,438	5.9	607	4.5
Women's Health	63,248	23.4	65,410	28.5	(2,162)	(3.3)
Gastrointestinal	42,366	15.7	30,050	13.1	12,316	41.0
Eye & Ear Care	35,987	13.4	22,852	10.0	13,135	57.5
Dermatologicals	31,150	11.6	27,620	12.0	3,530	12.8
Oral Care	20,967	7.8	22,166	9.7	(1,199)	(5.4)
Other OTC	1,809	0.7	1,255	0.5	554	44.1
Total North American OTC Healthcare	242,393	90.0	210,658	91.8	31,735	15.1

International OTC Healthcare
Analgesics	406	0.2	274	0.1	132	48.2
Cough & Cold	4,847	1.8	3,902	1.7	945	24.2
Women's Health	3,944	1.5	2,431	1.1	1,513	62.2
Gastrointestinal	10,204	3.8	5,705	2.5	4,499	78.9
Eye & Ear Care	3,458	1.3	2,545	1.1	913	35.9
Dermatologicals	939	0.3	699	0.3	240	34.3
Oral Care	2,989	1.1	3,179	1.4	(190)	(6.0)
Other OTC	1	—	1	—	—	—
Total International OTC Healthcare	26,788	10.0	18,736	8.2	8,052	43.0

Total Consolidated	$269,181	100.0	$229,394	100.0	$39,787	17.3

Total segment revenues for the three months ended June 30, 2021 were $269.2 million, an increase of $39.8 million, or 17.3%, versus the three months ended June 30, 2020.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $31.7 million, or 15.1%, during the three months ended June 30, 2021 versus the three months ended June 30, 2020. The three months ended June 30, 2021 were primarily positively impacted by the Eye & Ear Care and Gastrointestinal categories and certain other categories. The positively impacted categories benefited from increased consumer travel as a result of easing COVID-19 restrictions.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $8.1 million, or 43.0%, during the three months ended June 30, 2021 versus the three months ended June 30, 2020. The $8.1 million increase was attributable to increased sales in our Australian subsidiary primarily related to an increase in sales of Hydralyte as a result of easing COVID-19 restrictions.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2021	%	2020	%	Amount	%
North American OTC Healthcare	$142,989	59.0	$122,831	58.3	$20,158	16.4
International OTC Healthcare	16,023	59.8	11,037	58.9	4,986	45.2
	$159,012	59.1	$133,868	58.4	$25,144	18.8

Gross profit for the three months ended June 30, 2021 increased $25.1 million, or 18.8%, when compared with the three months ended June 30, 2020.  As a percentage of total revenues, gross profit increased to 59.1% during the three months ended June 30, 2021, from 58.4% during the three months ended June 30, 2020. The increase in gross profit as a percentage of revenues was primarily a result of product mix.
North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $20.2 million, or 16.4%, during the three months ended June 30, 2021, versus the three months ended June 30, 2020. As a percentage of North American OTC Healthcare revenues, gross profit increased to 59.0% during the three months ended June 30, 2021 from 58.3% during the three months ended June 30, 2020, primarily due to product mix.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $5.0 million, or 45.2%, during the three months ended June 30, 2021, versus the three months ended June 30, 2020. As a percentage of International OTC Healthcare revenues, gross profit increased to 59.8% during the three months ended June 30, 2021 from 58.9% during the three months ended June 30, 2020, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2021	%	2020	%	Amount	%
North American OTC Healthcare	$107,759	44.5	$98,151	46.6	$9,608	9.8
International OTC Healthcare	11,814	44.1	7,967	42.5	3,847	48.3
	$119,573	44.4	$106,118	46.3	$13,455	12.7

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $9.6 million, or 9.8%, during the three months ended June 30, 2021 versus the three months ended June 30, 2020. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 44.5% during the three months ended June 30, 2021 from 46.6% during the three months ended June 30, 2020. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing expenses, partly offset by the increase in gross profit noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.8 million, or 48.3%, during the three months ended June 30, 2021 versus the three months ended June 30, 2020. As a percentage of International OTC Healthcare revenues, contribution margin increased to 44.1% during the three months ended June 30, 2021 from 42.5% during the three months ended June 30, 2020. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above.

General and Administrative
General and administrative expenses were $22.5 million for the three months ended June 30, 2021 and $19.9 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in compensation costs.

Depreciation and Amortization
Depreciation and amortization expenses were $5.8 million for the three months ended June 30, 2021 and $6.1 million for the three months ended June 30, 2020. The decrease in depreciation and amortization expenses was primarily due to certain assets being fully depreciated subsequent to the first quarter of fiscal 2021.

Interest Expense, Net
Interest expense, net was $15.1 million during the three months ended June 30, 2021, versus $21.9 million during the three months ended June 30, 2020. The average indebtedness decreased to $1.5 billion during the three months ended June 30, 2021 from $1.7 billion during the three months ended June 30, 2020. The average cost of borrowing decreased to 4.0% for the three months ended June 30, 2021 from 5.1% for the three months ended June 30, 2020.

Income Taxes
The provision for income taxes during the three months ended June 30, 2021 was $18.6 million versus $14.5 million during the three months ended June 30, 2020.  The effective tax rate during the three months ended June 30, 2021 was 24.4% versus 24.9% during the three months ended June 30, 2020. The decrease in the effective tax rate for the three months ended June 30, 2021 was based on our estimated annual effective income tax rate, which fluctuates based on the mix of earnings from our U.S. and foreign jurisdictions, and discrete items pertaining to share-based compensation.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations for the next twelve months and the foreseeable future, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchases, capital expenditures, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months. See "Coronavirus Outbreak" above.

As of June 30, 2021, we had cash and cash equivalents of $163.6 million, an increase of $131.3 million from March 31, 2021. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ Change
Cash provided by (used in):
Operating Activities	$69,305	$75,154	$(5,849)
Investing Activities	(1,323)	(2,553)	1,230
Financing Activities	63,650	(111,362)	175,012
Effects of exchange rate changes on cash and cash equivalents	(310)	1,942	(2,252)
Net change in cash and cash equivalents	$131,322	$(36,819)	$168,141

Operating Activities
Net cash provided by operating activities was $69.3 million for the three months ended June 30, 2021, compared to $75.2 million for the three months ended June 30, 2020. The $5.8 million decrease was due to increased working capital, partly offset by an increase in net income after non-cash items.

Investing Activities
Net cash used in investing activities was $1.3 million for the three months ended June 30, 2021, compared to $2.6 million for the three months ended June 30, 2020. The decrease was due to a decrease in capital expenditures in the current period.

Financing Activities
Net cash provided by financing activities was $63.7 million for the three months ended June 30, 2021, compared to net cash used of $111.4 million for the three months ended June 30, 2020. This change was primarily due to reduced repayments of debt of $91.0 million and increased borrowings of $85.0 million in the three months ended June 30, 2021. The Company borrowed $85.0 million under its revolving credit agreement in June 2021 in anticipation of the acquisition completed on July 1, 2021; see Capital Resources below.

Capital Resources

As of June 30, 2021, we had an aggregate of $1.6 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes, which mature on April 1, 2031;
•$475.0 million of borrowings under the 2012 Term B-5 Loans due January 26, 2024; and
•$85.0 million of borrowings under the 2012 ABL Revolver due December 11, 2024.

As of June 30, 2021, we had $85.0 million outstanding on 2012 ABL Revolver and a borrowing capacity of $57.1 million.

During the years ended March 31, 2021 and 2020, under the 2012 Term Loan, we made voluntary principal payments against outstanding indebtedness of $195.0 million and $48.0 million, respectively. During the three months ended June 30, 2021, we made voluntary principal payments against outstanding indebtedness of $20.0 million under the 2012 Term Loan. Under the 2012 Term Loan (as amended), we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount, which, as of June 30, 2021, was $475.0 million. Since we have made optional payments this year and in prior years that exceed a significant portion of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on January 26, 2024. See Term Loan Refinancing below.

Acquisition
On July 1, 2021, we completed the acquisition of the Consumer Health business assets from Akorn Operating Company LLC pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), for a purchase price of $230.0 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The purchase price was funded by a combination of available cash on hand, additional borrowings under our 2012 ABL Revolver and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan") (see below).

The acquisition will be accounted for as a business combination. We have begun the process to determine the purchase price allocation for the assets and liabilities including estimating the fair values of intangible and tangible assets. These estimates have not been completed due to the timing and complexity of obtaining information and calculating such amounts.

Term Loan Refinancing
On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6") to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans under the credit agreement governing the 2012 Term Loan in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement and (iii) an interest rate on the Term B-5 Loans that is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date to July 1, 2028. Under the Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount.

The net proceeds from the Term B-5 Loans were used to refinance our outstanding term loans and finance the acquisition of the Akorn Consumer Health business and to pay fees and expenses incurred in connection with these transactions.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2022 (remaining nine months ending March 31, 2022)	$—
2023	—
2024	475,000
2025	85,000
2026	—
Thereafter	1,000,000
$1,560,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended June 30, 2021 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2021 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2021 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At June 30, 2021, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Interest Rate Swaps:
We have one interest rate swap to hedge a total of $200.0 million of our variable interest debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.  There were no material changes to our critical accounting policies during the three months ended June 30, 2021.

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
•Our dependence on a third-party logistics provider to distribute our products to customers;
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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. To manage this risk, we use an interest rate swap to hedge a total of $200.0 million of this variable rate debt.  At June 30, 2021, approximately $360.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2021 of approximately $0.7 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2021 and 2020, approximately 12.4% and 10.0%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2021 and 2020. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.6 million for the three months ended June 30, 2021 and approximately $1.0 million for the three months ended June 30, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2021.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition or results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	—	$—	—	$—
May 1 to May 31, 2021	63,314	$46.04	—	$—
June 1 to June 30, 2021	—	$—	—	$—
Total	63,314		—
(a) These repurchases were made pursuant to our 2005 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5.    OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2021 Annual Meeting of Stockholders of the Company was held on August 3, 2021. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2022 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	45,636,393	1,647,650	523,795
John E. Byom	45,785,876	1,497,978	523,984
Celeste A. Clark	46,788,211	495,643	523,984
Christopher J. Coughlin	46,409,825	874,029	523,984
Sheila A. Hopkins	46,410,634	873,220	523,984
Natale S. Ricciardi	46,409,937	873,917	523,984
Dawn M. Zier	42,904,140	4,379,714	523,984

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2022.

For	Against	Abstentions
46,618,697	1,180,446	8,695

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
46,498,416	728,489	56,948	523,985

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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

2.1	Asset Purchase Agreement, dated May 27, 2021, by and between Medtech Products Inc. and Akorn Operating Company. †

10.1
Amendment No. 6 to the Term Loan Credit Agreement, dated as of July 1, 2021, among Prestige Consumer Healthcare Inc., Prestige Brands, Inc., the other guarantors from time to time party thereto, each lender from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 1, 2021). *

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated herein by reference.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 5, 2021	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)