Form 10-Q
period 2021-09-30
Prestige Consumer Healthcare Inc.
filed 2021-11-04
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Yes ☐ No ☒
As of October 29, 2021, there were 50,104,161 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues
Net sales	$276,217	$237,409	$545,389	$466,793
Other revenues	8	13	17	23
Total revenues	276,225	237,422	545,406	466,816

Cost of Sales
Cost of sales excluding depreciation	116,722	98,239	225,057	192,363
Cost of sales depreciation	1,791	1,522	3,625	2,924
Cost of sales	118,513	99,761	228,682	195,287
Gross profit	157,712	137,661	316,724	271,529

Operating Expenses
Advertising and marketing	40,730	38,341	80,169	66,091
General and administrative	32,252	20,388	54,723	40,322
Depreciation and amortization	6,172	6,029	11,932	12,094
Total operating expenses	79,154	64,758	146,824	118,507
Operating income	78,558	72,903	169,900	153,022

Other expense (income)
Interest expense, net	16,313	21,266	31,390	43,207
Loss on extinguishment of debt	2,122	—	2,122	—
Other expense (income), net	493	(259)	388	(249)
Total other expense, net	18,928	21,007	33,900	42,958
Income before income taxes	59,630	51,896	136,000	110,064
Provision for income taxes	14,305	7,307	32,920	21,769
Net income	$45,325	$44,589	$103,080	$88,295

Earnings per share:
Basic	$0.90	$0.89	$2.05	$1.76
Diluted	$0.89	$0.88	$2.03	$1.74

Weighted average shares outstanding:
Basic	50,232	50,330	50,186	50,297
Diluted	50,791	50,661	50,731	50,672

Comprehensive income, net of tax:
Currency translation adjustments	(4,197)	3,665	(5,689)	14,255
Unrealized gain on interest rate swaps	550	985	1,070	1,294
Total other comprehensive (loss) income	(3,647)	4,650	(4,619)	15,549
Comprehensive income	$41,678	$49,239	$98,461	$103,844
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2021	March 31, 2021

Assets
Current assets
Cash and cash equivalents	$42,818	$32,302
Accounts receivable, net of allowance of $18,919 and $16,457, respectively	146,553	114,671
Inventories	107,918	114,959
Prepaid expenses and other current assets	7,521	7,903
Total current assets	304,810	269,835

Property, plant and equipment, net	70,021	70,059
Operating lease right-of-use assets	22,005	23,722
Finance lease right-of-use assets, net	7,702	8,986
Goodwill	578,797	578,079
Intangible assets, net	2,689,920	2,475,729
Other long-term assets	2,563	2,863
Total Assets	$3,675,818	$3,429,273

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$6,000	$—
Accounts payable	38,047	45,978
Accrued interest payable	17,531	6,312
Operating lease liabilities, current portion	6,085	5,858
Finance lease liabilities, current portion	2,627	2,588
Other accrued liabilities	78,650	61,402
Total current liabilities	148,940	122,138

Long-term debt, net	1,592,981	1,479,653
Deferred income tax liabilities	440,275	434,050
Long-term operating lease liabilities, net of current portion	17,993	19,706
Long-term finance lease liabilities, net of current portion	5,493	6,816
Other long-term liabilities	8,489	8,612
Total Liabilities	2,214,171	2,070,975

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 54,247 shares at September 30, 2021 and 53,999 shares at March 31, 2021	542	540
Additional paid-in capital	507,310	499,508
Treasury stock, at cost - 4,151 shares at September 30, 2021 and 4,088 shares at March 31, 2021	(133,648)	(130,732)
Accumulated other comprehensive loss, net of tax	(24,420)	(19,801)
Retained earnings	1,111,863	1,008,783
Total Stockholders' Equity	1,461,647	1,358,298
Total Liabilities and Stockholders' Equity	$3,675,818	$3,429,273
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2021	54,211	$542	$503,588	4,151	$(133,648)	$(20,773)	$1,066,538	$1,416,247
Stock-based compensation	—	—	3,219	—	—	—	—	3,219
Exercise of stock options	20	—	503	—	—	—	—	503
Issuance of shares related to restricted stock	16	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	45,325	45,325
Comprehensive loss	—	—	—	—	—	(3,647)	—	(3,647)
Balances at September 30, 2021	54,247	$542	$507,310	4,151	$(133,648)	$(24,420)	$1,111,863	$1,461,647

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2020	53,939	$539	$490,795	3,750	$(118,865)	$(33,262)	$887,807	$1,227,014
Stock-based compensation	—	—	2,892	—	—	—	—	2,892
Exercise of stock options	2	—	69	—	—	—	—	69
Treasury share repurchases	—	—	—	29	(997)	—	—	(997)
Net income	—	—	—	—	—	—	44,589	44,589
Comprehensive income	—	—	—	—	—	4,650	—	4,650
Balances at September 30, 2020	53,941	$539	$493,756	3,779	$(119,862)	$(28,612)	$932,396	$1,278,217

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
Stock-based compensation	—	—	5,097	—	—	—	—	5,097
Exercise of stock options	88	—	2,707	—	—	—	—	2,707
Issuance of shares related to restricted stock	160	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	103,080	103,080
Comprehensive loss	—	—	—	—	—	(4,619)	—	(4,619)
Balances at September 30, 2021	54,247	$542	$507,310	4,151	$(133,648)	$(24,420)	$1,111,863	$1,461,647

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
Stock-based compensation	—	—	4,356	—	—	—	—	4,356
Exercise of stock options	62	—	1,285	—	—	—	—	1,285
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	60	(2,239)	—	—	(2,239)
Net income	—	—	—	—	—	—	88,295	88,295
Comprehensive income	—	—	—	—	—	15,549	—	15,549
Balances at September 30, 2020	53,941	$539	$493,756	3,779	$(119,862)	$(28,612)	$932,396	$1,278,217
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2021	2020
Operating Activities
Net income	$103,080	$88,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,557	15,018
Loss on disposal of property and equipment	27	131
Deferred income taxes	7,639	3,656
Amortization of debt origination costs	1,435	2,918
Stock-based compensation costs	5,097	4,356
Loss on extinguishment of debt	2,122	—
Non-cash operating lease cost	3,351	3,587
Other	—	109
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(34,322)	29,358
Inventories	12,978	3,213
Prepaid expenses and other current assets	473	(2,476)
Accounts payable	(8,275)	(9,183)
Accrued liabilities	24,570	(8,125)
Operating lease liabilities	(3,150)	(3,446)
Other	(83)	(118)
Net cash provided by operating activities	130,499	127,293

Investing Activities
Purchases of property, plant and equipment	(4,252)	(11,619)
Acquisition of Akorn	(228,914)	—
Other	177	—
Net cash used in investing activities	(232,989)	(11,619)

Financing Activities
Term loan repayments	(495,000)	(130,000)
Proceeds from refinancing of Term Loan	597,000	—
Borrowings under revolving credit agreement	85,000	—
Repayments under revolving credit agreement	(65,000)	(55,000)
Payments of debt costs	(6,111)	—
Payments of finance leases	(1,496)	(712)
Proceeds from exercise of stock options	2,707	1,285
Fair value of shares surrendered as payment of tax withholding	(2,916)	(1,242)
Repurchase of common stock	—	(997)
Net cash provided by (used in) financing activities	114,184	(186,666)
Effects of exchange rate changes on cash and cash equivalents	(1,178)	2,835
Increase (decrease) in cash and cash equivalents	10,516	(68,157)
Cash and cash equivalents - beginning of period	32,302	94,760
Cash and cash equivalents - end of period	$42,818	$26,603
Interest paid	$18,481	$42,423
Income taxes paid	$21,141	$18,818
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 8 to these Condensed Consolidated Financial Statements.

Economic Environment Since the Coronavirus Outbreak
In March 2020, the World Health Organization ("WHO") declared a global pandemic due to a new strain of coronavirus ("COVID-19"). The pandemic has caused significant volatility in the United States and global economies. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices. We experienced a temporary but significant decline in consumer consumption of our brands in the first quarter of fiscal 2021, followed by more stable consumption and customer orders over the remainder of the year. Generally, throughout the pandemic some categories were positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel-related activity. In the first half of fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. Our business also benefited from a significant increase in demand in certain travel-related categories and channels and, to a lesser extent, the Cough & Cold category, previously impacted by the COVID-19 virus.

We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. Although we have not experienced a material disruption to our overall supply chain to date, we may experience delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from certain of our suppliers for both shipping and product costs. In addition, labor shortages have begun to impact our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic has not had a material negative impact on our operations, supply chain, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If the outbreak continues to spread or labor shortage issues otherwise worsen, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee and other labor resources. The extent to which COVID-19 and related economic conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material, adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2022) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2021 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2022.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited

Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 31, 2022 with early adoption permitted. We are currently evaluating the effect of adopting this new accounting guidance.

2.     Acquisition

On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American OTC Healthcare segment. The purchase price was funded by a combination of available cash on hand, additional borrowings under the 2012 ABL Revolver and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan") (see Note 8).

The acquisition was accounted for as a business combination. During the three months ended September 30, 2021, we incurred acquisition-related costs of $5.1 million which are included in General and administrative expense. In connection with the acquisition, we also entered into a supply arrangement with Akorn for a term of three years with optional renewals at prevailing market rates.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. These purchase price allocations are preliminary as we are in the process of finalizing the valuation. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the July 1, 2021 acquisition date.

(In thousands)
July 1, 2021
Inventories	$6,432
Goodwill	1,758
Intangible assets	228,970
Total assets acquired	237,160

Accounts payable	591
Reserves for sales allowances and cash discounts	2,227
Other accrued liabilities	5,428
Total liabilities assumed	8,246
Total purchase price	$228,914

Based on this preliminary analysis, we allocated $204.1 million to non-amortizable intangible assets and $24.9 million to amortizable intangible assets. The non-amortizable intangible assets are classified as trademarks and, of the amortizable intangible assets, $19.6 million are classified as customer relationships and $5.3 million are classified as trademarks. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 12.5 years (see Note 5).

We recorded goodwill of $1.8 million based on the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired (see Note 4). Goodwill is deductible and is being amortized for income tax purposes.

The financial impact of this acquisition was not material to our Consolidated Financial Statements, and, therefore, we have not presented pro forma results of operations for the acquisition.

3.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2021	March 31, 2021
Components of Inventories
Packaging and raw materials	$11,333	$8,463
Work in process	344	326
Finished goods	96,241	106,170
Inventories	$107,918	$114,959

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.1 million and $4.0 million at September 30, 2021 and March 31, 2021, respectively, related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2021
Goodwill	$710,354	$32,683	$743,037
Accumulated impairment loss	(163,711)	(1,247)	(164,958)
Balance - March 31, 2021	546,643	31,436	578,079
2022 Additions	1,758	—	1,758
Effects of foreign currency exchange rates	—	(1,040)	(1,040)
Balance - September 30, 2021
Goodwill	712,112	31,643	743,755
Accumulated impairment loss	(163,711)	(1,247)	(164,958)
Balance - September 30, 2021	$548,401	$30,396	$578,797

As discussed in Note 2, on July 1, 2021, we completed the acquisition of Akorn. In connection with this acquisition, we recorded goodwill of $1.8 million based on the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2021, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. We continuously monitor events that could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended September 30, 2021.

As of September 30, 2021, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2021	$2,281,988	$389,347	$2,671,335
Additions	204,100	24,870	228,970
Effects of foreign currency exchange rates	(4,498)	(139)	(4,637)
Balance — September 30, 2021	2,481,590	414,078	2,895,668

Accumulated Amortization
Balance — March 31, 2021	—	195,606	195,606
Additions	—	10,228	10,228
Effects of foreign currency exchange rates	—	(86)	(86)
Balance — September 30, 2021	—	205,748	205,748

Intangible assets, net - September 30, 2021	$2,481,590	$208,330	$2,689,920

Amortization expense was $5.3 million and $10.2 million for the three and six months ended September 30, 2021, respectively, and $4.9 million and $9.8 million for the three and six months ended September 30, 2020, respectively.

As discussed in Note 2, on July 1, 2021, we completed the acquisition of Akorn. In connection with this acquisition, we allocated $229.0 million to intangible assets based on our preliminary analysis.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2022 (remaining six months ended March 31, 2022)	$10,721
2023	21,413
2024	21,379
2025	19,287
2026	16,904
Thereafter	118,626
$208,330

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

As of September 30, 2021, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and six months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$642	$443	$1,284	$768
Interest on lease liabilities	63	59	129	109
Operating lease cost	1,683	1,692	3,370	3,389
Short term lease cost	24	22	46	45
Variable lease cost	11,998	12,303	23,649	24,010
Sublease income	—	(55)	—	(109)
Total net lease cost	$14,410	$14,464	$28,478	$28,212

As of September 30, 2021, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2022 (Remaining six months ending March 31, 2022)	$3,673	$1,413	$5,086
2023	6,211	2,826	9,037
2024	6,416	2,826	9,242
2025	4,220	1,412	5,632
2026	1,898	—	1,898
Thereafter	3,608	—	3,608
Total undiscounted lease payments	26,026	8,477	34,503
Less amount of lease payments representing interest	(1,948)	(357)	(2,305)
Total present value of lease payments	$24,078	$8,120	$32,198

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2021
Weighted average remaining lease term (years)
Operating leases	4.41
Finance leases	3.00
Weighted average discount rate
Operating leases	3.00%
Finance leases	2.98%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2021	March 31, 2021
Accrued marketing costs	$44,603	$29,955
Accrued compensation costs	11,638	14,074
Accrued broker commissions	943	1,023
Income taxes payable	1,551	1,652
Accrued professional fees	4,743	4,472
Accrued production costs	3,790	2,882
Accrued sales tax	977	2,368
Other accrued liabilities	10,405	4,976
	$78,650	$61,402

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2021	March 31, 2021
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00% per annum, with a base rate floor of 1.00%, due on January 24, 2024.	—	495,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028.	600,000	—
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	20,000	—
Total long-term debt (including current portion)	1,620,000	1,495,000
Current portion of long-term debt	6,000	—
Long-term debt	1,614,000	1,495,000
Less: unamortized debt costs	(21,019)	(15,347)
Long-term debt, net	$1,592,981	$1,479,653

At September 30, 2021, we had $20.0 million outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver"), and a borrowing capacity of $104.6 million.

On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6") to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans under the credit agreement governing the 2012 Term Loan in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement and (iii) an interest rate on the Term B-5 Loans that is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date to July 1, 2028. Under Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount. During the three months ended September 30, 2021, we recorded a loss on extinguishment of debt of $2.1 million to write off a portion of new and old debt costs relating to this refinancing.

The net proceeds from the new class of Term B-5 Loans were used to refinance our outstanding term loans, finance the acquisition of Akorn and pay fees and expenses incurred in connection with these transactions (see Note 2).

Interest Rate Swaps:
We currently have an interest rate swap to hedge a total of $200.0 million of our variable interest debt (see Note 10 for further details).

As of September 30, 2021, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2022 (remaining six months ending March 31, 2022)	$3,000
2023	6,000
2024	6,000
2025	26,000
2026	6,000
Thereafter	1,573,000
$1,620,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at September 30, 2021 and March 31, 2021.

	September 30, 2021		March 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior Notes	$600,000	$577,500	$600,000	$570,000
2019 Senior Notes	400,000	416,000	400,000	417,000
2012 Term B-5 Loans, Amendment No. 5	—	—	495,000	493,763
2012 Term B-5 Loans, Amendment No. 6	600,000	599,250	—	—
2012 ABL Revolver	20,000	20,000	—	—
Interest rate swaps	973	973	2,363	2,363

At September 30, 2021 and March 31, 2021, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and, as of

September 30, 2021, one interest rate swap to hedge $200.0 million remained outstanding. The fair value of this interest rate swap is reflected in our Consolidated Balance Sheets in other accrued liabilities. We do not use derivatives for trading purposes.

The following tables summarize the fair values of our derivative instrument as of the end of the periods shown:

	September 30, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	$(973)	$—
Total fair value				$(973)	$—

	March 31, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	$(2,363)	$—
Total fair value				$(2,363)	$—

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	Location	2021	2020	2021	2020
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$550	$985	$1,070	$1,294
Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$(732)	$(1,396)	$(1,450)	$(2,422)

We expect pre-tax losses of $1.0 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into expense over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contracts settle.

Counterparty Credit Risk:
Interest rate swaps expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.

11.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2021.

During the six months ended September 30, 2021 and the three and six months ended September 30, 2020, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	—	63,314	31,117
Average price per share	$—	$—	$46.04	$39.91
Total amount repurchased	$—	$—	$2.9 million	$1.2 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—	28,865	—	28,865
Average price per share	$—	$34.55	$—	$34.55
Total amount repurchased	$—	$1.0 million	$—	$1.0 million

12.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2021 and March 31, 2021:

(In thousands)	September 30, 2021	March 31, 2021
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(24,597)	$(18,908)
Unrealized loss on interest rate swaps, net of tax of $224 and $543, respectively	(749)	(1,819)
Unrecognized net gain (loss) on pension plans, net of tax of $(276) and $(276), respectively	926	926
Accumulated other comprehensive loss, net of tax	$(24,420)	$(19,801)

As of September 30, 2021 and March 31, 2021, no amounts were reclassified from accumulated other comprehensive loss into earnings.

13.    Earnings Per Share

Basic earnings per share is computed based on income available to common stockholders and the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and RSUs has an anti-dilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator
Net income	$45,325	$44,589	$103,080	$88,295

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,232	50,330	50,186	50,297
Dilutive effect of unvested restricted stock units and options issued to employees and directors	559	331	545	375
Denominator for diluted earnings per share	50,791	50,661	50,731	50,672

Earnings per Common Share:
Basic earnings per share	$0.90	$0.89	$2.05	$1.76

Diluted earnings per share	$0.89	$0.88	$2.03	$1.74

For the three months ended September 30, 2021 and 2020, there were 0.4 million and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2021 and 2020, there were 0.4 million and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Pre-tax share-based compensation costs charged against income	$3,219	$2,892	$5,097	$4,356
Income tax benefit recognized on compensation costs	$369	$451	$512	$563
Total fair value of options and RSUs vested during the period	$937	$1,015	$7,943	$6,796
Cash received from the exercise of stock options	$503	$69	$2,707	$1,285
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$350	$4	$2,071	$948

At September 30, 2021, there were $4.0 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.2 years. At September 30, 2021, there were $11.2 million of unrecognized compensation costs related to unvested RSUs and PSUs under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.0 years.

At September 30, 2021, there were 2.5 million shares available for issuance under the 2020 Plan.

On May 3, 2021, the Compensation and Talent Management Committee (the "Committee") of our Board of Directors granted 77,345 PSUs, 73,108 RSUs, and stock options to acquire 222,660 shares of our common stock under the 2020 Plan to certain executive officers and employees. The stock options were granted at an exercise price of $44.33 per share, which was equal to the closing price for our common stock on the date of the grant.
A newly appointed independent member of the Board of Directors received a grant under the 2020 Plan of 1,636 RSUs on May 3, 2021. Each of the independent members of the Board of Directors received a grant of 2,808 RSUs on August 3, 2021 under the 2020 Plan. The RSUs are fully vested upon receipt of the award and will be settled by delivery to each director of one share of our common stock for each vested RSU promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.
Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2020
Unvested at March 31, 2020	387.9	$33.11
Granted	179.7	40.22
Vested	(100.2)	42.94
Forfeited	(4.7)	56.11
Unvested at September 30, 2020	462.7	33.51
Vested at September 30, 2020	150.4	31.98

Six Months Ended September 30, 2021
Unvested at March 31, 2021	457.0	$33.52
Granted	170.8	45.32
Vested	(162.3)	32.99
Forfeited	(24.6)	30.54
Unvested at September 30, 2021	440.9	38.45
Vested at September 30, 2021	152.3	33.92

Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2021	2020
Expected volatility	31.1% - 31.9%	32.1% - 32.2%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	1.0% to 1.3%	0.5%
Weighted average grant date fair value of options granted	$14.87	$12.91

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2020
Outstanding at March 31, 2020	1,020.2	$35.90
Granted	249.9	39.98
Exercised	(62.8)	20.46
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	1,207.3	37.55	7.0	$5,032
Vested at September 30, 2020	699.1	39.39	5.6	$3,430

Six Months Ended September 30, 2021
Outstanding at March 31, 2021	1,114.9	$37.92
Granted	234.2	44.74
Exercised	(87.6)	30.91
Forfeited	(13.7)	37.83
Expired	(8.5)	56.63
Outstanding at September 30, 2021	1,239.3	39.58	6.7	$20,593
Vested at September 30, 2021	759.7	39.06	5.3	$13,060

The aggregate intrinsic value of options exercised during the six months ended September 30, 2021 was $1.8 million.

15.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 24.0% and 14.1% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rates used in the calculation of income taxes were 24.2% and 19.8% for the six months ended September 30, 2021 and 2020, respectively. The lower effective tax rates in the three and six months ended September 30, 2020 were primarily due to final Global Intangible Low-Taxed Income regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards of $5.1 million.

16.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest cost	$278	$525	$556	$1,050
Expected return on assets	(290)	(647)	(580)	(1,294)
Net periodic benefit income	$(12)	$(122)	$(24)	$(244)

During the six months ended September 30, 2021, we contributed $0.2 million to our non-qualified defined benefit plan and no contributions to the qualified defined benefit plan. During the remainder of fiscal 2022, we expect to contribute an additional $0.2 million to our non-qualified plan and to make no contributions to the qualified plan.

During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for our U.S. qualified defined benefit pension plan (the "Plan") and began the Plan termination process. Pension obligations related to the Plan of $52.1 million are expected to be distributed through a combination of lump sum payments to eligible Plan participants who elect such payments and through the purchase of annuity contracts to the remaining participants. The benefit obligation for the Plan as of March 31, 2021 was therefore determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments. The Plan likely has sufficient assets to satisfy all transaction obligations. No distributions have been made as of September 30, 2021 related to the termination. The transaction is expected to close in the first quarter of fiscal 2023.

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

18.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and six months ended September 30, 2021, approximately 41.3% and 43.3%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2020, approximately 45.8% and 46.2%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 22.7% and 21.2%, respectively, of our gross revenues for the three and six months ended September 30, 2021. Walmart accounted for approximately 22.5% and 22.3%, respectively, of our gross revenues for the three and six months ended September 30, 2020.

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

At September 30, 2021, we had relationships with 121 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 68.1% of gross sales for the six months ended September 30, 2021. At September 30, 2020, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 65.4% of gross sales for the six months ended September 30, 2020. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$251,728	$24,497	$276,225
Cost of sales	108,623	9,890	118,513
Gross profit	143,105	14,607	157,712
Advertising and marketing	36,493	4,237	40,730
Contribution margin	$106,612	$10,370	116,982
Other operating expenses			38,424
Operating income			$78,558
* Intersegment revenues of $0.7 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$494,121	$51,285	$545,406
Cost of sales	208,027	20,655	228,682
Gross profit	286,094	30,630	316,724
Advertising and marketing	71,723	8,446	80,169
Contribution margin	$214,371	$22,184	236,555
Other operating expenses			66,655
Operating income			$169,900
* Intersegment revenues of $1.7 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$216,575	$20,847	$237,422
Cost of sales	91,069	8,692	99,761
Gross profit	125,506	12,155	137,661
Advertising and marketing	34,014	4,327	38,341
Contribution margin	$91,492	$7,828	99,320
Other operating expenses			26,417
Operating income			$72,903
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$427,233	$39,583	$466,816
Cost of sales	178,896	16,391	195,287
Gross profit	248,337	23,192	271,529
Advertising and marketing	58,694	7,397	66,091
Contribution margin	$189,643	$15,795	205,438
Other operating expenses			52,416
Operating income			$153,022
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,943	$396	$30,339
Cough & Cold	23,022	5,006	28,028
Women's Health	65,020	3,345	68,365
Gastrointestinal	37,964	8,641	46,605
Eye & Ear Care	37,818	2,988	40,806
Dermatologicals	32,365	839	33,204
Oral Care	22,893	3,278	26,171
Other OTC	2,703	4	2,707
Total segment revenues	$251,728	$24,497	$276,225

	Six Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$62,764	$802	$63,566
Cough & Cold	37,067	9,853	46,920
Women's Health	128,268	7,289	135,557
Gastrointestinal	80,330	18,845	99,175
Eye & Ear Care	73,805	6,446	80,251
Dermatologicals	63,515	1,778	65,293
Oral Care	43,860	6,267	50,127
Other OTC	4,512	5	4,517
Total segment revenues	$494,121	$51,285	$545,406

	Three Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$30,623	$267	$30,890
Cough & Cold	14,796	3,086	17,882
Women's Health	61,492	4,106	65,598
Gastrointestinal	31,718	6,379	38,097
Eye & Ear Care	26,767	3,037	29,804
Dermatologicals	27,875	836	28,711
Oral Care	21,944	3,134	25,078
Other OTC	1,360	2	1,362
Total segment revenues	$216,575	$20,847	$237,422

	Six Months Ended September 30, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$58,490	$541	$59,031
Cough & Cold	28,234	6,988	35,222
Women's Health	126,902	6,537	133,439
Gastrointestinal	61,768	12,084	73,852
Eye & Ear Care	49,619	5,582	55,201
Dermatologicals	55,495	1,535	57,030
Oral Care	44,110	6,313	50,423
Other OTC	2,615	3	2,618
Total segment revenues	$427,233	$39,583	$466,816

Our total segment revenues by geographic area are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
United States	$236,151	$203,289	$462,818	$402,635
Rest of world	40,074	34,133	82,588	64,181
Total	$276,225	$237,422	$545,406	$466,816

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

September 30, 2021	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$548,401	$30,396	$578,797

Intangible assets
Indefinite-lived	2,399,717	81,873	2,481,590
Finite-lived, net	205,267	3,063	208,330
Intangible assets, net	2,604,984	84,936	2,689,920
Total	$3,153,385	$115,332	$3,268,717

March 31, 2021	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$31,436	$578,079
Intangible assets
Indefinite-lived	2,195,617	86,371	2,281,988
Finite-lived, net	190,462	3,279	193,741
Intangible assets, net	2,386,079	89,650	2,475,729
Total	$2,932,722	$121,086	$3,053,808

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

Acquisitions

Acquisition of Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American OTC Healthcare segment. The purchase price was funded by a combination of available cash on hand, additional borrowings under our asset-based revolving credit facility entered into on January 31, 2011, as amended (the "2012 ABL Revolver") and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan").

The acquisition was accounted for as a business combination. During the three months ended September 30, 2021, we incurred acquisition-related costs of $5.1 million which are included in General and administrative expense. In connection with the acquisition, we also entered into a supply arrangement with Akorn for a term of three years with optional renewals at prevailing market rates.

We prepared an analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. These purchase price allocations are preliminary as we are in the process of finalizing the valuation. The following table summarizes our preliminary allocation of the assets acquired and liabilities assumed as of the July 1, 2021 acquisition date.

(In thousands)
July 1, 2021
Inventories	$6,432
Goodwill	1,758
Intangible assets	228,970
Total assets acquired	237,160

Accounts payable	591
Reserves for sales allowances and cash discounts	2,227
Other accrued liabilities	5,428
Total liabilities assumed	8,246
Total purchase price	$228,914

Based on this preliminary analysis, we allocated $204.1 million to non-amortizable intangible assets and $24.9 million to amortizable intangible assets. The non-amortizable intangible assets are classified as trademarks and, of the amortizable intangible assets, $19.6 million are classified as customer relationships and $5.3 million are classified as trademarks. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 12.5 years.

We recorded goodwill of $1.8 million based on the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired.

Economic Environment Since the Coronavirus Outbreak
In March 2020, the World Health Organization ("WHO") declared a global pandemic due to a new strain of coronavirus ("COVID-19"). The pandemic has caused significant volatility in the United States and global economies. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices. We experienced a temporary but significant decline in consumer consumption of our brands in the first quarter of fiscal 2021, followed by more stable consumption and customer orders over the remainder of the year. Generally, throughout the pandemic some categories were positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel-related activity. In the first half of fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. Our business also benefited from a significant increase in demand in certain travel-related categories and channels and, to a lesser extent, the Cough & Cold category, previously impacted by the COVID-19 virus.

We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. Although we have not experienced a material disruption to our overall supply chain to date, we may experience delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from certain of our suppliers for both shipping and product costs. In addition, labor shortages have begun to impact our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic has not had a material negative impact on our operations, supply chain, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If the outbreak continues to spread or labor shortage issues otherwise worsen, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee and other labor resources. The extent to which COVID-19 and related economic conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material, adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2021	%	2020	%	Amount	%
North American OTC Healthcare
Analgesics	$29,943	10.8	$30,623	12.9	$(680)	(2.2)
Cough & Cold	23,022	8.3	14,796	6.2	8,226	55.6
Women's Health	65,020	23.6	61,492	25.9	3,528	5.7
Gastrointestinal	37,964	13.7	31,718	13.4	6,246	19.7
Eye & Ear Care	37,818	13.7	26,767	11.3	11,051	41.3
Dermatologicals	32,365	11.7	27,875	11.7	4,490	16.1
Oral Care	22,893	8.3	21,944	9.2	949	4.3
Other OTC	2,703	1.0	1,360	0.6	1,343	98.8
Total North American OTC Healthcare	251,728	91.1	216,575	91.2	35,153	16.2

International OTC Healthcare
Analgesics	396	0.1	267	0.1	129	48.3
Cough & Cold	5,006	1.9	3,086	1.3	1,920	62.2
Women's Health	3,345	1.2	4,106	1.7	(761)	(18.5)
Gastrointestinal	8,641	3.1	6,379	2.7	2,262	35.5
Eye & Ear Care	2,988	1.1	3,037	1.3	(49)	(1.6)
Dermatologicals	839	0.3	836	0.4	3	0.4
Oral Care	3,278	1.2	3,134	1.3	144	4.6
Other OTC	4	—	2	—	2	100.0
Total International OTC Healthcare	24,497	8.9	20,847	8.8	3,650	17.5

Total Consolidated	$276,225	100.0	$237,422	100.0	$38,803	16.3

Total revenues for the three months ended September 30, 2021 were $276.2 million, an increase of $38.8 million, or 16.3%, versus the three months ended September 30, 2020.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $35.2 million, or 16.2%, during the three months ended September 30, 2021 versus the three months ended September 30, 2020. The three months ended September 30, 2021 were primarily positively impacted by the Eye & Ear Care, Cough and Cold, and Gastrointestinal categories and certain other categories. The increase in the Eye & Ear Care category was mainly attributable to the addition of the TheraTears brand, acquired in conjunction with the Akorn acquisition. Certain categories and channels benefited from increased consumer travel as a result of easing COVID-19 restrictions which were negatively impacted in the prior year.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $3.7 million, or 17.5%, during the three months ended September 30, 2021 versus the three months ended September 30, 2020. The $3.7 million increase was attributable to increased sales in our Australian subsidiary primarily related to an increase in sales of Hydralyte as a result of easing COVID-19 restrictions.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2021	%	2020	%	Amount	%
North American OTC Healthcare	$143,105	56.8	$125,506	58.0	$17,599	14.0
International OTC Healthcare	14,607	59.6	12,155	58.3	2,452	20.2
	$157,712	57.1	$137,661	58.0	$20,051	14.6

Gross profit for the three months ended September 30, 2021 increased $20.1 million, or 14.6%, when compared with the three months ended September 30, 2020.  As a percentage of total revenues, gross profit decreased to 57.1% during the three months ended September 30, 2021, from 58.0% during the three months ended September 30, 2020. The decrease in gross profit as a percentage of revenues was primarily a result of increased supply chain costs and charges related to the inventory valuation of the acquired Akorn brands in fiscal 2022 of $1.6 million.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $17.6 million, or 14.0%, during the three months ended September 30, 2021 versus the three months ended September 30, 2020. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 56.8% during the three months ended September 30, 2021 from 58.0% during the three months ended September 30, 2020, primarily due to increased supply chain costs and charges related to the inventory valuation of the acquired Akorn brands in fiscal 2022 of $1.6 million.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.5 million, or 20.2%, during the three months ended September 30, 2021, versus the three months ended September 30, 2020. As a percentage of International OTC Healthcare revenues, gross profit increased to 59.6% during the three months ended September 30, 2021 from 58.3% during the three months ended September 30, 2020, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2021	%	2020	%	Amount	%
North American OTC Healthcare	$106,612	42.4	$91,492	42.2	$15,120	16.5
International OTC Healthcare	10,370	42.3	7,828	37.5	2,542	32.5
	$116,982	42.4	$99,320	41.8	$17,662	17.8

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $15.1 million, or 16.5%, during the three months ended September 30, 2021 versus the three months ended September 30, 2020. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 42.4% during the three months ended September 30, 2021 from 42.2% during the three months ended September 30, 2020. The contribution margin increase as a percentage of revenues was primarily due to a decrease in the second quarter of fiscal 2022 in advertising and marketing spend as a percentage of revenues, reflecting spend efficiencies and reductions across brands/categories driven by consumer behavior, partly offset by the decrease in gross profit noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $2.5 million, or 32.5%, during the three months ended September 30, 2021 versus the three months ended September 30, 2020. As a percentage of International OTC

Healthcare revenues, contribution margin increased to 42.3% during the three months ended September 30, 2021 from 37.5% during the three months ended September 30, 2020. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above as well as a decrease in the second quarter of fiscal 2022 advertising and marketing spend as a percentage of revenues.
General and Administrative
General and administrative expenses were $32.3 million for the three months ended September 30, 2021 and $20.4 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to costs related to the acquisition of Akorn of $5.1 million as well as an increase in compensation costs and professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $6.2 million for the three months ended September 30, 2021 and $6.0 million for the three months ended September 30, 2020. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of brands purchased in conjunction with the Akorn acquisition, partly offset by certain assets being fully depreciated subsequent to the second quarter of fiscal 2021.

Interest Expense, Net
Interest expense, net was $16.3 million during the three months ended September 30, 2021, versus $21.3 million during the three months ended September 30, 2020. The average indebtedness was $1.6 billion during the three months ended September 30, 2021 and 2020. The average cost of borrowing decreased to 3.9% for the three months ended September 30, 2021 from 5.2% for the three months ended September 30, 2020.

Loss on Extinguishment of Debt
During the three months ended September 30, 2021, we recorded a loss on extinguishment of debt of $2.1 million related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The provision for income taxes during the three months ended September 30, 2021 was $14.3 million versus $7.3 million during the three months ended September 30, 2020.  The effective tax rate during the three months ended September 30, 2021 was 24.0% versus 14.1% during the three months ended September 30, 2020. The lower effective tax rate in the three months ended September 30, 2020 was primarily due to the final Global Intangible Low-Taxed Income (“GILTI”) regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards.

Results of Operations

Six Months Ended September 30, 2021 compared to the Six Months Ended September 30, 2020

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2021 and 2020.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2021	%	2020	%	Amount	%
North American OTC Healthcare
Analgesics	$62,764	11.5	$58,490	12.5	$4,274	7.3
Cough & Cold	37,067	6.8	28,234	6.0	8,833	31.3
Women's Health	128,268	23.6	126,902	27.3	1,366	1.1
Gastrointestinal	80,330	14.7	61,768	13.2	18,562	30.1
Eye & Ear Care	73,805	13.5	49,619	10.6	24,186	48.7
Dermatologicals	63,515	11.7	55,495	11.9	8,020	14.5
Oral Care	43,860	8.0	44,110	9.4	(250)	(0.6)
Other OTC	4,512	0.8	2,615	0.6	1,897	72.5
Total North American OTC Healthcare	494,121	90.6	427,233	91.5	66,888	15.7

International OTC Healthcare
Analgesics	802	0.1	541	0.1	261	48.2
Cough & Cold	9,853	1.8	6,988	1.5	2,865	41.0
Women's Health	7,289	1.4	6,537	1.4	752	11.5
Gastrointestinal	18,845	3.5	12,084	2.6	6,761	56.0
Eye & Ear Care	6,446	1.2	5,582	1.2	864	15.5
Dermatologicals	1,778	0.3	1,535	0.3	243	15.8
Oral Care	6,267	1.1	6,313	1.4	(46)	(0.7)
Other OTC	5	—	3	—	2	66.7
Total International OTC Healthcare	51,285	9.4	39,583	8.5	11,702	29.6

Total Consolidated	$545,406	100.0	$466,816	100.0	$78,590	16.8

Total revenues for the six months ended September 30, 2021 were $545.4 million, an increase of $78.6 million, or 16.8%, versus the six months ended September 30, 2020.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $66.9 million, or 15.7%, during the six months ended September 30, 2021 versus the six months ended September 30, 2020. The six months ended September 30, 2021 were primarily positively impacted by the Eye & Ear Care, Gastrointestinal and Cough & Cold categories and certain other categories. The positively impacted categories benefited from increased consumer travel as a result of easing COVID-19 restrictions as well as the newly acquired TheraTears brand (included in the Eye & Ear Care category) as part of the Akorn acquisition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $11.7 million, or 29.6%, during the six months ended September 30, 2021 versus the six months ended September 30, 2020. The $11.7 million increase was attributable to increased sales in our Australian subsidiary primarily related to an increase in sales of Hydralyte as a result of easing COVID-19 restrictions.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2021	%	2020	%	Amount	%
North American OTC Healthcare	$286,094	57.9	$248,337	58.1	$37,757	15.2
International OTC Healthcare	30,630	59.7	23,192	58.6	7,438	32.1
	$316,724	58.1	$271,529	58.2	$45,195	16.6

Gross profit for the six months ended September 30, 2021 increased $45.2 million, or 16.6%, when compared with the six months ended September 30, 2020.  As a percentage of total revenues, gross profit decreased to 58.1% during the six months ended September 30, 2021, from 58.2% during the six months ended September 30, 2020, primarily due to charges related to the inventory valuation of the acquired Akorn brands in fiscal 2022 of $1.6 million.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $37.8 million, or 15.2%, during the six months ended September 30, 2021 versus the six months ended September 30, 2020. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.9% during the six months ended September 30, 2021 from 58.1% during the six months ended September 30, 2020 primarily due to charges related to the inventory valuation of the acquired Akorn brands in fiscal 2022 of $1.6 million.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $7.4 million, or 32.1%, during the six months ended September 30, 2021 versus the six months ended September 30, 2020. As a percentage of International OTC Healthcare revenues, gross profit increased to 59.7% during the six months ended September 30, 2021 from 58.6% during the six months ended September 30, 2020, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2021	%	2020	%	Amount	%
North American OTC Healthcare	$214,371	43.4	$189,643	44.4	$24,728	13.0
International OTC Healthcare	22,184	43.3	15,795	39.9	6,389	40.4
	$236,555	43.4	$205,438	44.0	$31,117	15.1

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $24.7 million, or 13.0%, during the six months ended September 30, 2021 versus the six months ended September 30, 2020. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 43.4% during the six months ended September 30, 2021 from 44.4% during the six months ended September 30, 2020. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing expenses as well as the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $6.4 million, or 40.4%, during the six months ended September 30, 2021 versus the six months ended September 30, 2020. As a percentage of International OTC Healthcare revenues, contribution margin increased to 43.3% during the six months ended September 30, 2021 from 39.9% during the six months ended September 30, 2020. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above as well as a decrease in advertising and marketing expenses as a percentage of revenues.

General and Administrative
General and administrative expenses were $54.7 million for the six months ended September 30, 2021 and $40.3 million for the six months ended September 30, 2020. The increase in general and administrative expenses was primarily due to costs related to the acquisition of Akorn of $5.1 million as well as an increase in compensation costs and professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $11.9 million for the six months ended September 30, 2021 and $12.1 million for the six months ended September 30, 2020. The decrease in depreciation and amortization expenses was due to certain assets being fully depreciated subsequent to the second quarter of fiscal 2021, partly offset by an increase in amortization expense due to the addition of brands purchased in conjunction with the Akorn acquisition.

Interest Expense, Net
Interest expense, net was $31.4 million during the six months ended September 30, 2021 versus $43.2 million during the six months ended September 30, 2020. The average indebtedness decreased to $1.6 billion during the six months ended September 30, 2021 from $1.7 billion during the six months ended September 30, 2020. The average cost of borrowing decreased to 4.0% for the six months ended September 30, 2021 from 5.1% for the six months ended September 30, 2020.

Loss on Extinguishment of Debt
During the six months ended September 30, 2021, we recorded a loss on extinguishment of debt of $2.1 million related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The provision for income taxes during the six months ended September 30, 2021 was $32.9 million versus $21.8 million during the six months ended September 30, 2020.  The effective tax rate during the six months ended September 30, 2021 was 24.2% versus 19.8% during the six months ended September 30, 2020. The lower effective tax rate in the six months ended September 30, 2020 was primarily due to the final GILTI regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards.
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

As of September 30, 2021, we had cash and cash equivalents of $42.8 million, an increase of $10.5 million from March 31, 2021. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2021	2020	$ Change
Cash provided by (used in):
Operating Activities	$130,499	$127,293	$3,206
Investing Activities	(232,989)	(11,619)	(221,370)
Financing Activities	114,184	(186,666)	300,850
Effects of exchange rate changes on cash and cash equivalents	(1,178)	2,835	(4,013)
Net change in cash and cash equivalents	$10,516	$(68,157)	$78,673

Operating Activities
Net cash provided by operating activities was $130.5 million for the six months ended September 30, 2021, compared to $127.3 million for the six months ended September 30, 2020. The $3.2 million increase was due to an increase in net income after non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $233.0 million for the six months ended September 30, 2021, compared to $11.6 million for the six months ended September 30, 2020. The increase was primarily due to the purchase of Akorn in the current period of $228.9 million, partly offset by a decrease in capital expenditures in the current period.

Financing Activities
Net cash provided by financing activities was $114.2 million for the six months ended September 30, 2021, compared to net cash used of $186.7 million for the six months ended September 30, 2020. This change was primarily due to the proceeds from the refinancing of our 2012 Term Loan of $597.0 million (see Capital Resources below) and increased borrowings of $85.0 million under our 2012 ABL Revolver, partly offset by increased repayments of $365.0 million on our 2012 Term Loan and $10.0 million on our 2012 ABL Revolver, as well as the payment of debt costs of $6.1 million in the current period related to the refinancing of our 2012 Term Loan.

Capital Resources

As of September 30, 2021, we had an aggregate of $1.6 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes, which mature on April 1, 2031;
•$600.0 million of borrowings under the 2012 Term B-5 Loans due July 1, 2028; and
•$20.0 million of borrowings under the 2012 ABL Revolver due December 11, 2024.

As of September 30, 2021, we had $20.0 million outstanding on our 2012 ABL Revolver and a borrowing capacity of $104.6 million.

Term Loan Refinancing
On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6") to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans under the credit agreement governing the 2012 Term Loan in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement and (iii) an interest rate on the Term B-5 Loans that is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date to July 1, 2028. Under Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount.

The net proceeds from the Term B-5 Loans were used to refinance our outstanding term loans and finance the acquisition of the Akorn Consumer Health business and to pay fees and expenses incurred in connection with these transactions.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2022 (remaining six months ending March 31, 2022)	$3,000
2023	6,000
2024	6,000
2025	26,000
2026	6,000
Thereafter	1,573,000
$1,620,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2021 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2021 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2021 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2021, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Interest Rate Swaps:
We have one interest rate swap to hedge a total of $200.0 million of our variable interest debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.  There were no material changes to our critical accounting policies during the six months ended September 30, 2021.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. To manage this risk, we use an interest rate swap to hedge a total of $200.0 million of this variable rate debt.  At September 30, 2021, approximately $420.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2021 of approximately $1.1 million and $1.8 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2021, approximately 11.8% and 12.1%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2020, approximately 11.3% and 10.7%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2021 and 2020. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.8 million for the three months ended September 30, 2021 and approximately $3.4 million for the six months ended September 30, 2021. It represented a less than 5% impact on pre-tax income of approximately $1.0 million for the three months ended September 30, 2020 and approximately $2.0 million for the six months ended September 30, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2021.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 4, 2021	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)