Form 10-Q
period 2021-12-31
Prestige Consumer Healthcare Inc.
filed 2022-02-03
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
Yes ☐ No ☒
As of January 28, 2022, there were 50,199,253 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

Trademarks and Trade Names
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues
Net sales	$274,454	$238,779	$819,843	$705,572
Other revenues	16	9	33	32
Total revenues	274,470	238,788	819,876	705,604

Cost of Sales
Cost of sales excluding depreciation	117,604	98,260	342,661	290,623
Cost of sales depreciation	1,806	1,641	5,431	4,565
Cost of sales	119,410	99,901	348,092	295,188
Gross profit	155,060	138,887	471,784	410,416

Operating Expenses
Advertising and marketing	40,239	38,081	120,408	104,172
General and administrative	25,983	21,395	80,706	61,717
Depreciation and amortization	6,244	5,968	18,176	18,062
Total operating expenses	72,466	65,444	219,290	183,951
Operating income	82,594	73,443	252,494	226,465

Other expense (income)
Interest expense, net	16,924	20,138	48,314	63,345
Loss on extinguishment of debt	—	—	2,122	—
Other expense (income), net	177	(371)	565	(620)
Total other expense, net	17,101	19,767	51,001	62,725
Income before income taxes	65,493	53,676	201,493	163,740
Provision for income taxes	15,278	12,803	48,198	34,572
Net income	$50,215	$40,873	$153,295	$129,168

Earnings per share:
Basic	$1.00	$0.81	$3.05	$2.57
Diluted	$0.99	$0.81	$3.02	$2.55

Weighted average shares outstanding:
Basic	50,303	50,212	50,225	50,268
Diluted	50,935	50,561	50,799	50,635

Comprehensive income, net of tax:
Currency translation adjustments	652	8,184	(5,037)	22,439
Unrealized gain on interest rate swaps	561	1,053	1,631	2,347
Unrecognized net gain on pension plans	—	2,334	—	2,334
Net gain on pension distribution reclassified to net income	—	(190)	—	(190)
Total other comprehensive (loss) income	1,213	11,381	(3,406)	26,930
Comprehensive income	$51,428	$52,254	$149,889	$156,098
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2021	March 31, 2021

Assets
Current assets
Cash and cash equivalents	$21,018	$32,302
Accounts receivable, net of allowance of $20,272 and $16,457, respectively	134,263	114,671
Inventories	106,273	114,959
Prepaid expenses and other current assets	13,712	7,903
Total current assets	275,266	269,835

Property, plant and equipment, net	69,808	70,059
Operating lease right-of-use assets	21,836	23,722
Finance lease right-of-use assets, net	7,060	8,986
Goodwill	578,932	578,079
Intangible assets, net	2,703,616	2,475,729
Other long-term assets	2,890	2,863
Total Assets	$3,659,408	$3,429,273

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	40,103	45,978
Accrued interest payable	15,116	6,312
Operating lease liabilities, current portion	6,273	5,858
Finance lease liabilities, current portion	2,646	2,588
Other accrued liabilities	70,989	61,402
Total current liabilities	135,127	122,138

Long-term debt, net	1,530,297	1,479,653
Deferred income tax liabilities	444,774	434,050
Long-term operating lease liabilities, net of current portion	17,632	19,706
Long-term finance lease liabilities, net of current portion	4,825	6,816
Other long-term liabilities	8,433	8,612
Total Liabilities	2,141,088	2,070,975

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 54,350 shares at December 31, 2021 and 53,999 shares at March 31, 2021	543	540
Additional paid-in capital	512,554	499,508
Treasury stock, at cost - 4,151 shares at December 31, 2021 and 4,088 shares at March 31, 2021	(133,648)	(130,732)
Accumulated other comprehensive loss, net of tax	(23,207)	(19,801)
Retained earnings	1,162,078	1,008,783
Total Stockholders' Equity	1,518,320	1,358,298
Total Liabilities and Stockholders' Equity	$3,659,408	$3,429,273
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2021	54,247	$542	$507,310	4,151	$(133,648)	$(24,420)	$1,111,863	$1,461,647
Stock-based compensation	—	—	2,234	—	—	—	—	2,234
Exercise of stock options	103	1	3,010	—	—	—	—	3,011
Net income	—	—	—	—	—	—	50,215	50,215
Comprehensive income	—	—	—	—	—	1,213	—	1,213
Balances at December 31, 2021	54,350	$543	$512,554	4,151	$(133,648)	$(23,207)	$1,162,078	$1,518,320

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2020	53,941	$539	$493,756	3,779	$(119,862)	$(28,612)	$932,396	$1,278,217
Stock-based compensation	—	—	1,588	—	—	—	—	1,588
Exercise of stock options	4	—	39	—	—	—	—	39
Treasury share repurchases	—	—	—	254	(8,877)	—	—	(8,877)
Net income	—	—	—	—	—	—	40,873	40,873
Comprehensive income	—	—	—	—	—	11,381	—	11,381
Balances at December 31, 2020	53,945	$539	$495,383	4,033	$(128,739)	$(17,231)	$973,269	$1,323,221

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
Stock-based compensation	—	—	7,331	—	—	—	—	7,331
Exercise of stock options	191	1	5,717	—	—	—	—	5,718
Issuance of shares related to restricted stock	160	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	153,295	153,295
Comprehensive loss	—	—	—	—	—	(3,406)	—	(3,406)
Balances at December 31, 2021	54,350	$543	$512,554	4,151	$(133,648)	$(23,207)	$1,162,078	$1,518,320

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971
Stock-based compensation	—	—	5,944	—	—	—	—	5,944
Exercise of stock options	66	—	1,324	—	—	—	—	1,324
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	314	(11,116)	—	—	(11,116)
Net income	—	—	—	—	—	—	129,168	129,168
Comprehensive income	—	—	—	—	—	26,930	—	26,930
Balances at December 31, 2020	53,945	$539	$495,383	4,033	$(128,739)	$(17,231)	$973,269	$1,323,221
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2021	2020
Operating Activities
Net income	$153,295	$129,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,607	22,627
Loss on disposal of property and equipment	79	210
Deferred income taxes	11,296	7,970
Amortization of debt origination costs	2,811	3,569
Stock-based compensation costs	7,331	5,944
Loss on extinguishment of debt	2,122	—
Non-cash operating lease cost	5,034	5,362
Other	—	937
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(21,848)	36,725
Inventories	14,650	1,269
Prepaid expenses and other current assets	(5,622)	(1,439)
Accounts payable	(6,079)	(35,789)
Accrued liabilities	15,053	8,236
Operating lease liabilities	(4,807)	(5,085)
Other	(126)	(3,184)
Net cash provided by operating activities	196,796	176,520

Investing Activities
Purchases of property, plant and equipment	(6,481)	(17,347)
Acquisitions	(246,914)	—
Other	177	—
Net cash used in investing activities	(253,218)	(17,347)

Financing Activities
Term loan repayments	(545,000)	(130,000)
Proceeds from refinancing of Term Loan	597,000	—
Borrowings under revolving credit agreement	85,000	15,000
Repayments under revolving credit agreement	(85,000)	(70,000)
Payments of debt costs	(6,111)	—
Payments of finance leases	(2,145)	(918)
Proceeds from exercise of stock options	5,718	1,324
Fair value of shares surrendered as payment of tax withholding	(2,916)	(1,242)
Repurchase of common stock	—	(9,874)
Net cash provided by (used in) financing activities	46,546	(195,710)
Effects of exchange rate changes on cash and cash equivalents	(1,408)	3,880
Decrease in cash and cash equivalents	(11,284)	(32,657)
Cash and cash equivalents - beginning of period	32,302	94,760
Cash and cash equivalents - end of period	$21,018	$62,103
Interest paid	$36,279	$46,927
Income taxes paid	$42,977	$29,677
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

Economic Environment Since the Coronavirus Outbreak
In March 2020, the World Health Organization ("WHO") declared a global pandemic due to a new strain of coronavirus ("COVID-19"). The pandemic has caused significant volatility in the United States and global economies. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices. We experienced a temporary but significant decline in consumer consumption of our brands in the first quarter of fiscal 2021, followed by more stable consumption and customer orders over the remainder of the year. Generally throughout the pandemic, some categories were positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel-related activity. In the first nine months of fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. Our business also benefited from a significant increase in demand in travel-related categories and channels as well as the Cough & Cold category, previously impacted by the COVID-19 virus.

We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from certain of our suppliers for both shipping and product costs. In addition, labor shortages have begun to impact our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic has not had a material negative impact on our operations, supply chain, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If the outbreak continues to spread or labor shortage issues otherwise worsen, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee and other labor resources. The extent to which COVID-19 and related economic conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants, and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material, adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2022) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2021 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2022.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited

Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and liabilities in a business combination. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption impact of this new standard will depend on the magnitude of future acquisitions.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 31, 2022, with early adoption permitted. The adoption of the standard is not expected to have a material effect on our Consolidated Financial Statements.

2.     Acquisition

Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under the 2012 ABL Revolver and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan") (see Note 8).

The acquisition was accounted for as a business combination. During the nine months ended December 31, 2021, we incurred acquisition-related costs of $5.1 million, which are included in General and administrative expense. In connection with the acquisition, we also entered into a supply arrangement with Akorn for a term of three years with optional renewals at prevailing market rates.

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

3.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2021	March 31, 2021
Components of Inventories
Packaging and raw materials	$10,999	$8,463
Work in process	324	326
Finished goods	94,950	106,170
Inventories	$106,273	$114,959

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.6 million and $4.0 million at December 31, 2021 and March 31, 2021, respectively, related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2021
Goodwill	$710,354	$32,683	$743,037
Accumulated impairment loss	(163,711)	(1,247)	(164,958)
Balance - March 31, 2021	546,643	31,436	578,079
2022 Additions	1,758	—	1,758
Effects of foreign currency exchange rates	—	(905)	(905)
Balance - December 31, 2021
Goodwill	712,112	31,778	743,890
Accumulated impairment loss	(163,711)	(1,247)	(164,958)
Balance - December 31, 2021	$548,401	$30,531	$578,932

As discussed in Note 2, on July 1, 2021, we completed the acquisition of Akorn. In connection with this acquisition, we recorded goodwill of $1.8 million based on the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. We utilize the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2021, which was the date of our annual review, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. We continuously monitor events that could trigger an interim impairment analysis, which included the impact of COVID-19 for the period ended December 31, 2021.

As of December 31, 2021, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2021	$2,281,988	$389,347	$2,671,335
Additions (a)	204,100	43,002	247,102
Effects of foreign currency exchange rates	(3,925)	264	(3,661)
Balance — December 31, 2021	2,482,163	432,613	2,914,776

Accumulated Amortization
Balance — March 31, 2021	—	195,606	195,606
Additions	—	15,628	15,628
Effects of foreign currency exchange rates	—	(74)	(74)
Balance — December 31, 2021	—	211,160	211,160

Intangible assets, net - December 31, 2021	$2,482,163	$221,453	$2,703,616
(a) On July 1, 2021, we completed the acquisition of Akorn (see Note 2) and on December 15, 2021 our Australian subsidiary acquired the rights to the Zaditen brand in certain territories from Novartis Pharma AG for a purchase price of $18.0 million in cash. In connection with these acquisitions, we allocated $229.0 million to intangible assets based on our preliminary analysis for Akorn and $18.1 million for Zaditen.

Amortization expense was $5.4 million and $15.6 million for the three and nine months ended December 31, 2021, respectively, and $4.9 million and $14.7 million for the three and nine months ended December 31, 2020, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2022 (remaining three months ended March 31, 2022)	$5,599
2023	22,365
2024	22,331
2025	20,239
2026	17,856
Thereafter	133,063
$221,453

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

As of December 31, 2021, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and nine months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$642	$629	$1,926	$1,397
Interest on lease liabilities	57	76	186	185
Operating lease cost	1,651	1,679	5,021	5,068
Short term lease cost	30	24	76	69
Variable lease cost	9,770	11,220	33,419	35,230
Sublease income	—	(54)	—	(163)
Total net lease cost	$12,150	$13,574	$40,628	$41,786

As of December 31, 2021, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2022 (Remaining three months ending March 31, 2022)	$2,018	$706	$2,724
2023	6,547	2,826	9,373
2024	6,795	2,826	9,621
2025	4,614	1,413	6,027
2026	2,205	—	2,205
Thereafter	3,605	—	3,605
Total undiscounted lease payments	25,784	7,771	33,555
Less amount of lease payments representing interest	(1,879)	(300)	(2,179)
Total present value of lease payments	$23,905	$7,471	$31,376

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.23
Finance leases	2.75
Weighted average discount rate
Operating leases	3.00%
Finance leases	2.98%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2021	March 31, 2021
Accrued marketing costs	$44,102	$29,955
Accrued compensation costs	14,870	14,074
Accrued broker commissions	704	1,023
Income taxes payable	248	1,652
Accrued professional fees	4,498	4,472
Accrued production costs	3,448	2,882
Accrued sales tax	249	2,368
Other accrued liabilities	2,870	4,976
	$70,989	$61,402

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2021	March 31, 2021
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.00%, or an alternate base rate plus a margin of 1.00% per annum, with a base rate floor of 1.00%, due on January 24, 2024.	—	495,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028.	550,000	—
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	—
Long-term debt	1,550,000	1,495,000
Less: unamortized debt costs	(19,703)	(15,347)
Long-term debt, net	$1,530,297	$1,479,653

At December 31, 2021, we had no balance outstanding on the asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver"), and a borrowing capacity of $115.8 million.

On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6") to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans under the credit agreement governing the 2012 Term Loan in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement and (iii) an interest rate on the Term B-5 Loans that is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date to July 1, 2028. In connection with this refinancing, we recorded a loss on extinguishment of debt of $2.1 million to write off a portion of new and old debt costs relating to this refinancing. Under Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount. During the three months ended December 31, 2021, we made a required repayment of $1.5 million as well as a voluntary principal payment of $48.5 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

The net proceeds from the new class of Term B-5 Loans were used to refinance our outstanding term loans, finance the acquisition of Akorn and pay fees and expenses incurred in connection with these transactions (see Note 2).

Interest Rate Swaps:
As of December 31, 2021, we had an interest rate swap to hedge a total of $200.0 million of our variable interest debt (see Note 10 for further details).

As of December 31, 2021, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2022 (remaining three months ending March 31, 2022)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	1,550,000
$1,550,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver and our interest rate swaps are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at December 31, 2021 and March 31, 2021.

	December 31, 2021		March 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior Notes	$600,000	$579,000	$600,000	$570,000
2019 Senior Notes	400,000	415,000	400,000	417,000
2012 Term B-5 Loans, Amendment No. 5	—	—	495,000	493,763
2012 Term B-5 Loans, Amendment No. 6	550,000	547,938	—	—
2012 ABL Revolver	—	—	—	—
Interest rate swaps	245	245	2,363	2,363

At December 31, 2021 and March 31, 2021, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and, as of

December 31, 2021, one interest rate swap to hedge $200.0 million remained outstanding. The fair value of this interest rate swap is reflected in our Consolidated Balance Sheets in other accrued liabilities. We do not use derivatives for trading purposes.

The following tables summarize the fair values of our derivative instrument as of the end of the periods shown:

	December 31, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	$(245)	$—
Total fair value				$(245)	$—

	March 31, 2021
(In thousands)	Hedge Type	Final Settlement Date	Notional Amount	Other Accrued Liabilities	Other Long-Term Liabilities
Interest rate swap	Cash flow	1/31/2022	$200,000	$(2,363)	$—
Total fair value				$(2,363)	$—

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	Location	2021	2020	2021	2020
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$561	$1,053	$1,631	$2,347
Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$(735)	$(1,415)	$(2,185)	$(3,837)

We expect pre-tax losses of $0.2 million associated with interest rate swaps, currently reported in accumulated other comprehensive loss, to be reclassified into expense over the next twelve months. The amount ultimately realized, however, will differ as interest rates change and the underlying contract settles.

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2021.

During the nine months ended December 31, 2021 and the three and nine months ended December 31, 2020, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	—	63,314	31,117
Average price per share	$—	$—	$46.04	$39.91
Total amount repurchased	$—	$—	$2.9 million	$1.2 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—	253,771	—	282,636
Average price per share	$—	$34.98	$—	$34.93
Total amount repurchased	$—	$8.9 million	$—	$9.9 million

12.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2021 and March 31, 2021:

(In thousands)	December 31, 2021	March 31, 2021
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(23,945)	$(18,908)
Unrealized loss on interest rate swaps, net of tax of $56 and $543, respectively	(188)	(1,819)
Unrecognized net gain (loss) on pension plans, net of tax of $(276) and $(276), respectively	926	926
Accumulated other comprehensive loss, net of tax	$(23,207)	$(19,801)

As of December 31, 2021 and March 31, 2021, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator
Net income	$50,215	$40,873	$153,295	$129,168

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,303	50,212	50,225	50,268
Dilutive effect of unvested restricted stock units and options issued to employees and directors	632	349	574	367
Denominator for diluted earnings per share	50,935	50,561	50,799	50,635

Earnings per Common Share:
Basic earnings per share	$1.00	$0.81	$3.05	$2.57

Diluted earnings per share	$0.99	$0.81	$3.02	$2.55

For the three months ended December 31, 2021 and 2020, there was a nominal amount and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2021 and 2020, there were 0.1 million and 0.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

The following table provides information regarding our stock-based compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Pre-tax share-based compensation costs charged against income	$2,234	$1,588	$7,331	$5,944
Income tax benefit recognized on compensation costs	$132	$263	$644	$826
Total fair value of options and RSUs vested during the period	$—	$—	$7,943	$6,796
Cash received from the exercise of stock options	$3,011	$39	$5,718	$1,324
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$789	$15	$2,860	$963

At December 31, 2021, there were $3.2 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.0 years. At December 31, 2021, there were $9.9 million of unrecognized compensation costs related to unvested RSUs and PSUs under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.7 years.

At December 31, 2021, there were 2.5 million shares available for issuance under the 2020 Plan.

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
Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2020
Unvested at March 31, 2020	387.9	$33.11
Granted	179.7	40.22
Vested	(100.2)	42.94
Forfeited	(4.7)	56.11
Unvested at December 31, 2020	462.7	33.51
Vested at December 31, 2020	150.4	31.98

Nine Months Ended December 31, 2021
Unvested at March 31, 2021	457.0	$33.52
Granted	170.8	45.32
Vested	(162.3)	32.99
Forfeited	(24.6)	30.54
Unvested at December 31, 2021	440.9	38.45
Vested at December 31, 2021	152.3	33.92

Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Nine Months Ended December 31,
	2021	2020
Expected volatility	31.1% - 31.9%	32.1% - 32.2%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	1.0% to 1.3%	0.5%
Weighted average grant date fair value of options granted	$14.87	$12.91

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2020
Outstanding at March 31, 2020	1,020.2	$35.90
Granted	249.9	39.98
Exercised	(65.8)	20.14
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2020	1,204.3	37.61	6.8	$3,987
Vested at December 31, 2020	696.2	39.50	5.4	$2,786

Nine Months Ended December 31, 2021
Outstanding at March 31, 2021	1,114.9	$37.92
Granted	234.2	44.74
Exercised	(191.3)	29.90
Forfeited	(13.7)	37.83
Expired	(8.5)	56.63
Outstanding at December 31, 2021	1,135.6	40.54	6.8	$22,833
Vested at December 31, 2021	656.0	40.65	5.5	$13,122

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2021 was $5.2 million.

15.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.3% and 23.9% for the three months ended December 31, 2021 and 2020, respectively. The effective tax rates used in the calculation of income taxes were 23.9% and 21.1% for the nine months ended December 31, 2021 and 2020, respectively. The lower effective tax rate in the nine months ended December 31, 2020 was primarily due to final Global Intangible Low-Taxed Income regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards of $5.1 million.

16.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Interest cost	$278	$283	$834	$1,333
Expected return on assets	(290)	(653)	(870)	(1,947)
Net periodic benefit income	$(12)	$(370)	$(36)	$(614)

During the nine months ended December 31, 2021, we contributed $0.3 million to our non-qualified defined benefit plan and no contributions to the qualified defined benefit plan. During the remainder of fiscal 2022, we expect to contribute an additional $0.1 million to our non-qualified plan and to make no contributions to the qualified plan.

During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for our U.S. qualified defined benefit pension plan (the "Plan") and began the Plan termination process. Pension obligations related to the Plan of $52.1 million are expected to be distributed through a combination of lump sum payments to eligible Plan participants who elect such payments and through the purchase of annuity contracts to the remaining participants. The benefit obligation for the Plan as of March 31, 2021 was therefore determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments. The Plan likely has sufficient assets to satisfy all transaction obligations. No distributions have been made as of December 31, 2021 related to the termination. The transaction is expected to close in the first quarter of fiscal 2023.

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

18.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and nine months ended December 31, 2021, approximately 39.6% and 41.7%, respectively, of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2020, approximately 43.6% and 45.6%, respectively, of our gross revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues in one or both of the periods presented. Walmart accounted for approximately 20.2% and 20.9%, respectively, of our gross revenues for the three and nine months ended December 31, 2021. Walgreens accounted for approximately 10.4% and 10.0%, respectively, of gross revenues for the three and nine months ended December 31, 2021. Walmart accounted for approximately 20.7% and 21.7%, respectively, of our gross revenues for the three and nine months ended December 31, 2020. Walgreens accounted for approximately 8.6% and 8.5%, respectively, of gross revenues for the three and nine months ended December 31, 2020.

Our product distribution in the United States is managed by a third party through one primary distribution center in Clayton, Indiana. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, labor shortage issues, or COVID-19 or other public health emergencies could also materially impact our product distribution. Any disruption as a result of third-party performance at our distribution center could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. In addition, any serious disruption to our Lynchburg manufacturing facility could materially impair our ability to manufacture our Summer's Eve, Monistat, Fleet and Pedia-Lax brands, which would also limit our ability to provide those products to customers in a timely manner or at a reasonable cost.  We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution center, the third-party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2021, we had relationships with 127 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 68.6% of gross sales for the nine months ended December 31, 2021. At December 31, 2020, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 68.9% of gross sales for the nine months ended December 31, 2020. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$240,857	$33,613	$274,470
Cost of sales	106,790	12,620	119,410
Gross profit	134,067	20,993	155,060
Advertising and marketing	34,907	5,332	40,239
Contribution margin	$99,160	$15,661	114,821
Other operating expenses			32,227
Operating income			$82,594
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$734,978	$84,898	$819,876
Cost of sales	314,817	33,275	348,092
Gross profit	420,161	51,623	471,784
Advertising and marketing	106,630	13,778	120,408
Contribution margin	$313,531	$37,845	351,376
Other operating expenses			98,882
Operating income			$252,494
* Intersegment revenues of $2.4 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$210,618	$28,170	$238,788
Cost of sales	88,883	11,018	99,901
Gross profit	121,735	17,152	138,887
Advertising and marketing	32,859	5,222	38,081
Contribution margin	$88,876	$11,930	100,806
Other operating expenses			27,363
Operating income			$73,443
* Intersegment revenues of $0.8 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$637,851	$67,753	$705,604
Cost of sales	267,779	27,409	295,188
Gross profit	370,072	40,344	410,416
Advertising and marketing	91,553	12,619	104,172
Contribution margin	$278,519	$27,725	306,244
Other operating expenses			79,779
Operating income			$226,465
* Intersegment revenues of $2.4 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$30,805	$225	$31,030
Cough & Cold	25,861	5,864	31,725
Women's Health	61,826	3,741	65,567
Gastrointestinal	34,830	16,423	51,253
Eye & Ear Care	35,996	3,572	39,568
Dermatologicals	26,589	777	27,366
Oral Care	22,202	3,007	25,209
Other OTC	2,748	4	2,752
Total segment revenues	$240,857	$33,613	$274,470

	Nine Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$93,569	$1,027	$94,596
Cough & Cold	62,928	15,717	78,645
Women's Health	190,094	11,030	201,124
Gastrointestinal	115,160	35,268	150,428
Eye & Ear Care	109,801	10,018	119,819
Dermatologicals	90,104	2,555	92,659
Oral Care	66,062	9,274	75,336
Other OTC	7,260	9	7,269
Total segment revenues	$734,978	$84,898	$819,876

	Three Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,427	$423	$29,850
Cough & Cold	16,871	3,877	20,748
Women's Health	60,257	4,229	64,486
Gastrointestinal	31,886	13,436	45,322
Eye & Ear Care	23,166	2,326	25,492
Dermatologicals	24,602	791	25,393
Oral Care	22,907	3,086	25,993
Other OTC	1,502	2	1,504
Total segment revenues	$210,618	$28,170	$238,788

	Nine Months Ended December 31, 2020
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$87,917	$964	$88,881
Cough & Cold	45,105	10,865	55,970
Women's Health	187,159	10,766	197,925
Gastrointestinal	93,654	25,520	119,174
Eye & Ear Care	72,785	7,908	80,693
Dermatologicals	80,097	2,326	82,423
Oral Care	67,017	9,399	76,416
Other OTC	4,117	5	4,122
Total segment revenues	$637,851	$67,753	$705,604

Our total segment revenues by geographic area are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
United States	$227,715	$197,296	$690,533	$599,931
Rest of world	46,755	41,492	129,343	105,673
Total	$274,470	$238,788	$819,876	$705,604

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

December 31, 2021	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$548,401	$30,531	$578,932

Intangible assets
Indefinite-lived	2,399,717	82,446	2,482,163
Finite-lived, net	199,986	21,467	221,453
Intangible assets, net	2,599,703	103,913	2,703,616
Total	$3,148,104	$134,444	$3,282,548

March 31, 2021	North American OTC Healthcare	International OTC Healthcare	Consolidated
(In thousands)
Goodwill	$546,643	$31,436	$578,079
Intangible assets
Indefinite-lived	2,195,617	86,371	2,281,988
Finite-lived, net	190,462	3,279	193,741
Intangible assets, net	2,386,079	89,650	2,475,729
Total	$2,932,722	$121,086	$3,053,808

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

Acquisition

Acquisition of Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under our asset-based revolving credit facility entered into on January 31, 2011, as amended (the "2012 ABL Revolver"), and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan").

The acquisition was accounted for as a business combination. During the nine months ended December 31, 2021, we incurred acquisition-related costs of $5.1 million, which are included in General and administrative expense. In connection with the acquisition, we also entered into a supply arrangement with Akorn for a term of three years with optional renewals at prevailing market rates.

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

Economic Environment Since the Coronavirus Outbreak
In March 2020, the World Health Organization ("WHO") declared a global pandemic due to a new strain of coronavirus ("COVID-19"). The pandemic has caused significant volatility in the United States and global economies. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices. We experienced a temporary but significant decline in consumer consumption of our brands in the first quarter of fiscal 2021, followed by more stable consumption and customer orders over the remainder of the year. Generally throughout the pandemic, some categories were positively impacted (for instance, Women’s Health, Oral Care and Dermatological) and some categories negatively impacted (for instance, Cough & Cold and Gastrointestinal). The positively impacted categories benefited from the consumer shift to over-the-counter healthcare products as consumers increased their focus on hygiene and self-care at home related to COVID-19. The declining categories were impacted by reduced incidence levels and usage rates due to shelter-at-home restrictions and limited travel-related activity. In the first nine months of fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. Our business also benefited from a significant increase in demand in travel-related categories and channels as well as the Cough & Cold category, previously impacted by the COVID-19 virus.

We have continued to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from certain of our suppliers for both shipping and product costs. In addition, labor shortages have begun to impact our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic has not had a material negative impact on our operations, supply chain, overall demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If the outbreak continues to spread or labor shortage issues otherwise worsen, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. We may need to limit operations and may experience material limitations in employee and other labor resources. The extent to which COVID-19 and related economic conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants, and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material, adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2021	%	2020	%	Amount	%
North American OTC Healthcare
Analgesics	$30,805	11.2	$29,427	12.3	$1,378	4.7
Cough & Cold	25,861	9.4	16,871	7.1	8,990	53.3
Women's Health	61,826	22.6	60,257	25.2	1,569	2.6
Gastrointestinal	34,830	12.7	31,886	13.4	2,944	9.2
Eye & Ear Care	35,996	13.1	23,166	9.7	12,830	55.4
Dermatologicals	26,589	9.7	24,602	10.3	1,987	8.1
Oral Care	22,202	8.1	22,907	9.6	(705)	(3.1)
Other OTC	2,748	1.0	1,502	0.6	1,246	83.0
Total North American OTC Healthcare	240,857	87.8	210,618	88.2	30,239	14.4

International OTC Healthcare
Analgesics	225	0.1	423	0.2	(198)	(46.8)
Cough & Cold	5,864	2.1	3,877	1.6	1,987	51.3
Women's Health	3,741	1.4	4,229	1.8	(488)	(11.5)
Gastrointestinal	16,423	5.9	13,436	5.6	2,987	22.2
Eye & Ear Care	3,572	1.3	2,326	1.0	1,246	53.6
Dermatologicals	777	0.3	791	0.3	(14)	(1.8)
Oral Care	3,007	1.1	3,086	1.3	(79)	(2.6)
Other OTC	4	—	2	—	2	100.0
Total International OTC Healthcare	33,613	12.2	28,170	11.8	5,443	19.3

Total Consolidated	$274,470	100.0	$238,788	100.0	$35,682	14.9

Total revenues for the three months ended December 31, 2021 were $274.5 million, an increase of $35.7 million, or 14.9%, versus the three months ended December 31, 2020.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $30.2 million, or 14.4%, during the three months ended December 31, 2021 versus the three months ended December 31, 2020. The three months ended December 31, 2021 were positively impacted by the Eye & Ear Care, Cough and Cold, and Gastrointestinal categories and certain other categories. The increase in the Eye & Ear Care category was mainly attributable to the addition of the TheraTears brand, acquired in conjunction with the Akorn acquisition. Certain categories and channels benefited from increased consumer travel, as well as improved demand, as a result of easing COVID-19 restrictions, which negatively impacted the prior year.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $5.4 million, or 19.3%, during the three months ended December 31, 2021 versus the three months ended December 31, 2020. The $5.4 million increase was attributable to increased sales in our Australian subsidiary, primarily related to an increase in sales of Hydralyte as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2021	%	2020	%	Amount	%
North American OTC Healthcare	$134,067	55.7	$121,735	57.8	$12,332	10.1
International OTC Healthcare	20,993	62.5	17,152	60.9	3,841	22.4
	$155,060	56.5	$138,887	58.2	$16,173	11.6

Gross profit for the three months ended December 31, 2021 increased $16.2 million, or 11.6%, when compared with the three months ended December 31, 2020.  As a percentage of total revenues, gross profit decreased to 56.5% during the three months ended December 31, 2021, from 58.2% during the three months ended December 31, 2020. The decrease in gross profit as a percentage of revenues was primarily a result of increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $12.3 million, or 10.1%, during the three months ended December 31, 2021 versus the three months ended December 31, 2020. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 55.7% during the three months ended December 31, 2021 from 57.8% during the three months ended December 31, 2020, primarily due to increased supply chain costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $3.8 million, or 22.4%, during the three months ended December 31, 2021, versus the three months ended December 31, 2020. As a percentage of International OTC Healthcare revenues, gross profit increased to 62.5% during the three months ended December 31, 2021 from 60.9% during the three months ended December 31, 2020, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2021	%	2020	%	Amount	%
North American OTC Healthcare	$99,160	41.2	$88,876	42.2	$10,284	11.6
International OTC Healthcare	15,661	46.6	11,930	42.4	3,731	31.3
	$114,821	41.8	$100,806	42.2	$14,015	13.9

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $10.3 million, or 11.6%, during the three months ended December 31, 2021 versus the three months ended December 31, 2020. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 41.2% during the three months ended December 31, 2021 from 42.2% during the three months ended December 31, 2020. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.7 million, or 31.3%, during the three months ended December 31, 2021 versus the three months ended December 31, 2020. As a percentage of International OTC Healthcare revenues, contribution margin increased to 46.6% during the three months ended December 31, 2021 from 42.4% during the three months ended December 31, 2020. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above.

General and Administrative
General and administrative expenses were $26.0 million for the three months ended December 31, 2021 and $21.4 million for the three months ended December 31, 2020. The increase in general and administrative expenses was primarily due to increases in professional fees and compensation costs.

Depreciation and Amortization
Depreciation and amortization expenses were $6.2 million for the three months ended December 31, 2021 and $6.0 million for the three months ended December 31, 2020. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands purchased in conjunction with the Akorn acquisition, partly offset by certain assets being fully depreciated subsequent to the third quarter of fiscal 2021.

Interest Expense, Net
Interest expense, net was $16.9 million during the three months ended December 31, 2021 versus $20.1 million during the three months ended December 31, 2020. The average indebtedness was $1.6 billion during the three months ended December 31, 2021 and the three months ended December 31, 2020. The average cost of borrowing decreased to 4.2% for the three months ended December 31, 2021 from 5.1% for the three months ended December 31, 2020.

Income Taxes
The provision for income taxes during the three months ended December 31, 2021 was $15.3 million versus $12.8 million during the three months ended December 31, 2020.  The effective tax rate during the three months ended December 31, 2021 was 23.3% versus 23.9% during the three months ended December 31, 2020. The lower effective tax rate in the three months ended December 31, 2021 was primarily due to the impact of discrete items arising from stock-based compensation.

Results of Operations

Nine Months Ended December 31, 2021 compared to the Nine Months Ended December 31, 2020

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2021 and 2020.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2021	%	2020	%	Amount	%
North American OTC Healthcare
Analgesics	$93,569	11.4	$87,917	12.5	$5,652	6.4
Cough & Cold	62,928	7.7	45,105	6.4	17,823	39.5
Women's Health	190,094	23.1	187,159	26.4	2,935	1.6
Gastrointestinal	115,160	14.0	93,654	13.3	21,506	23.0
Eye & Ear Care	109,801	13.4	72,785	10.3	37,016	50.9
Dermatologicals	90,104	11.0	80,097	11.4	10,007	12.5
Oral Care	66,062	8.1	67,017	9.5	(955)	(1.4)
Other OTC	7,260	0.9	4,117	0.6	3,143	76.3
Total North American OTC Healthcare	734,978	89.6	637,851	90.4	97,127	15.2

International OTC Healthcare
Analgesics	1,027	0.1	964	0.1	63	6.5
Cough & Cold	15,717	2.0	10,865	d	4,852	44.7
Women's Health	11,030	1.3	10,766	1.5	264	2.5
Gastrointestinal	35,268	4.4	25,520	3.7	9,748	38.2
Eye & Ear Care	10,018	1.2	7,908	1.1	2,110	26.7
Dermatologicals	2,555	0.3	2,326	0.3	229	9.8
Oral Care	9,274	1.1	9,399	1.3	(125)	(1.3)
Other OTC	9	—	5	—	4	80.0
Total International OTC Healthcare	84,898	10.4	67,753	9.6	17,145	25.3

Total Consolidated	$819,876	100.0	$705,604	100.0	$114,272	16.2

Total revenues for the nine months ended December 31, 2021 were $819.9 million, an increase of $114.3 million, or 16.2%, versus the nine months ended December 31, 2020.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $97.1 million, or 15.2%, during the nine months ended December 31, 2021 versus the nine months ended December 31, 2020. The nine months ended December 31, 2021 were primarily positively impacted by the Eye & Ear Care, Gastrointestinal and Cough & Cold categories and certain other categories. The positively impacted categories benefited from increased consumer travel, as well as improved demand, as a result of easing COVID-19 restrictions. The current period also benefited from the newly acquired TheraTears brand (included in the Eye & Ear Care category) as part of the Akorn acquisition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $17.1 million, or 25.3%, during the nine months ended December 31, 2021 versus the nine months ended December 31, 2020. The $17.1 million increase was attributable to increased sales in our Australian subsidiary, primarily related to an increase in sales of Hydralyte as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2021	%	2020	%	Amount	%
North American OTC Healthcare	$420,161	57.2	$370,072	58.0	$50,089	13.5
International OTC Healthcare	51,623	60.8	40,344	59.5	11,279	28.0
	$471,784	57.5	$410,416	58.2	$61,368	15.0

Gross profit for the nine months ended December 31, 2021 increased $61.4 million, or 15.0%, when compared with the nine months ended December 31, 2020.  As a percentage of total revenues, gross profit decreased to 57.5% during the nine months ended December 31, 2021, from 58.2% during the nine months ended December 31, 2020, primarily due to increased supply chain costs and charges related to the inventory valuation of the acquired Akorn brands in fiscal 2022 of $1.6 million.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $50.1 million, or 13.5%, during the nine months ended December 31, 2021 versus the nine months ended December 31, 2020. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.2% during the nine months ended December 31, 2021 from 58.0% during the nine months ended December 31, 2020, primarily due to increased supply chain costs and charges related to the inventory valuation of the acquired Akorn brands in fiscal 2022 of $1.6 million.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $11.3 million, or 28.0%, during the nine months ended December 31, 2021 versus the nine months ended December 31, 2020. As a percentage of International OTC Healthcare revenues, gross profit increased to 60.8% during the nine months ended December 31, 2021 from 59.5% during the nine months ended December 31, 2020, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2021	%	2020	%	Amount	%
North American OTC Healthcare	$313,531	42.7	$278,519	43.7	$35,012	12.6
International OTC Healthcare	37,845	44.6	27,725	40.9	10,120	36.5
	$351,376	42.9	$306,244	43.4	$45,132	14.7

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $35.0 million, or 12.6%, during the nine months ended December 31, 2021 versus the nine months ended December 31, 2020. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.7% during the nine months ended December 31, 2021 from 43.7% during the nine months ended December 31, 2020. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing expenses as well as the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $10.1 million, or 36.5%, during the nine months ended December 31, 2021 versus the nine months ended December 31, 2020. As a percentage of International OTC Healthcare revenues, contribution margin increased to 44.6% during the nine months ended December 31, 2021 from 40.9% during the nine months ended December 31, 2020. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above.

General and Administrative
General and administrative expenses were $80.7 million for the nine months ended December 31, 2021 and $61.7 million for the nine months ended December 31, 2020. The increase in general and administrative expenses was primarily due to costs related to the acquisition of Akorn of $5.1 million as well as increases in compensation costs and professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $18.2 million for the nine months ended December 31, 2021 and $18.1 million for the nine months ended December 31, 2020. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands purchased in conjunction with the Akorn acquisition, partly offset by certain assets being fully depreciated subsequent to the third quarter of fiscal 2021.

Interest Expense, Net
Interest expense, net was $48.3 million during the nine months ended December 31, 2021 versus $63.3 million during the nine months ended December 31, 2020. The average indebtedness was $1.6 billion during the nine months ended December 31, 2021 and the nine months ended December 31, 2020. The average cost of borrowing decreased to 4.1% for the nine months ended December 31, 2021 from 5.1% for the nine months ended December 31, 2020.

Loss on Extinguishment of Debt
During the nine months ended December 31, 2021, we recorded a loss on extinguishment of debt of $2.1 million related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2021 was $48.2 million versus $34.6 million during the nine months ended December 31, 2020.  The effective tax rate during the nine months ended December 31, 2021 was 23.9% versus 21.1% during the nine months ended December 31, 2020. The lower effective tax rate in the nine months ended December 31, 2020 was primarily due to the final GILTI regulations issued in July 2020, which resulted in the release of the valuation allowance on foreign tax credit carryforwards of $5.1 million.
Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations for the next twelve months and the foreseeable future, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchases, capital expenditures, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months. See "Economic Environment Since the Coronavirus Outbreak" above.

As of December 31, 2021, we had cash and cash equivalents of $21.0 million, a decrease of $11.3 million from March 31, 2021. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2021	2020	$ Change
Cash provided by (used in):
Operating Activities	$196,796	$176,520	$20,276
Investing Activities	(253,218)	(17,347)	(235,871)
Financing Activities	46,546	(195,710)	242,256
Effects of exchange rate changes on cash and cash equivalents	(1,408)	3,880	(5,288)
Net change in cash and cash equivalents	$(11,284)	$(32,657)	$21,373

Operating Activities
Net cash provided by operating activities was $196.8 million for the nine months ended December 31, 2021, compared to $176.5 million for the nine months ended December 31, 2020. The $20.3 million increase was due to an increase in net income after non-cash items, partly offset by increased working capital.

Investing Activities

Net cash used in investing activities was $253.2 million for the nine months ended December 31, 2021, compared to $17.3 million for the nine months ended December 31, 2020. The increase was primarily due to the purchase of Akorn in the current period for $228.9 million, partly offset by a decrease in capital expenditures in the current period.

Financing Activities
Net cash provided by financing activities was $46.5 million for the nine months ended December 31, 2021, compared to net cash used of $195.7 million for the nine months ended December 31, 2020. This change was primarily due to the proceeds from the refinancing of our 2012 Term Loan of $597.0 million (see Capital Resources below), increased borrowings of $70.0 million in the current year under our 2012 ABL Revolver, repurchases of common stock in the prior year of $9.9 million and an increase in proceeds from stock option exercises of $4.4 million, partly offset by increased repayments of $415.0 million on our 2012 Term Loan and $15.0 million on our 2012 ABL Revolver, as well as the payment of debt costs of $6.1 million in the current period related to the refinancing of our 2012 Term Loan.

Capital Resources

As of December 31, 2021, we had an aggregate of $1.6 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes, which mature on April 1, 2031;
•$550.0 million of borrowings under the 2012 Term B-5 Loans due July 1, 2028; and

As of December 31, 2021, we had no outstanding balance on our 2012 ABL Revolver and a borrowing capacity of $115.8 million.

Term Loan Refinancing
On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6") to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans under the credit agreement governing the 2012 Term Loan in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement and (iii) an interest rate on the Term B-5 Loans that is based, at the Borrower's option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date to July 1, 2028. Under Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount. During the three months ended December 31, 2021, we made a required repayment of $1.5 million as well as a voluntary principal payment of $48.5 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

The net proceeds from the Term B-5 Loans were used to refinance our outstanding term loans and finance the acquisition of the Akorn Consumer Health business and to pay fees and expenses incurred in connection with these transactions.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2022 (remaining three months ending March 31, 2022)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	1,550,000
$1,550,000

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

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended December 31, 2021 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2021 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2021 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2021, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Interest Rate Swaps:
As of December 31, 2021, we had one interest rate swap to hedge a total of $200.0 million of our variable interest debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2021.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. To manage this risk, as of December 31, 2021 we used an interest rate swap to hedge a total of $200.0 million of this variable rate debt.  At December 31, 2021, approximately $350.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2021 of approximately $1.0 million and $2.8 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2021, approximately 14.2% and 12.8%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2020, approximately 13.9% and 11.7%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2021 and 2020. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.8 million for the three months ended December 31, 2021 and approximately $5.2 million for the nine months ended December 31, 2021. It represented a less than 5% impact on pre-tax income of approximately $1.2 million for the three months ended December 31, 2020 and approximately $3.2 million for the nine months ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2021.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 3, 2022	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)