Form 10-Q
period 2022-06-30
Prestige Consumer Healthcare Inc.
filed 2022-08-04
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐ No ☒
As of July 29, 2022, there were 49,762,633 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADENAMES
Trademarks and tradenames used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or tradenames when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Revenues
Net sales	$277,024	$269,172
Other revenues	35	9
Total revenues	277,059	269,181

Cost of Sales
Cost of sales excluding depreciation	114,996	108,335
Cost of sales depreciation	1,944	1,834
Cost of sales	116,940	110,169
Gross profit	160,119	159,012

Operating Expenses
Advertising and marketing	39,951	39,439
General and administrative	26,714	22,471
Depreciation and amortization	6,440	5,760
Total operating expenses	73,105	67,670
Operating income	87,014	91,342

Other expense (income)
Interest expense, net	15,292	15,077
Other expense (income), net	825	(105)
Total other expense, net	16,117	14,972
Income before income taxes	70,897	76,370
Provision for income taxes	15,625	18,615
Net income	$55,272	$57,755

Earnings per share:
Basic	$1.10	$1.15
Diluted	$1.09	$1.14

Weighted average shares outstanding:
Basic	50,264	50,139
Diluted	50,730	50,671

Comprehensive income, net of tax:
Currency translation adjustments	(9,519)	(1,492)
Unrealized gain on interest rate swaps	—	520
Net loss on termination of pension plan	(790)	—
Total other comprehensive loss	(10,309)	(972)
Comprehensive income	$44,963	$56,783
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2022	March 31, 2022

Assets
Current assets
Cash and cash equivalents	$35,869	$27,185
Accounts receivable, net of allowance of $18,335 and $19,720, respectively	145,451	139,330
Inventories	133,768	120,342
Prepaid expenses and other current assets	9,527	6,410
Total current assets	324,615	293,267

Property, plant and equipment, net	70,393	71,300
Operating lease right-of-use assets	18,885	20,372
Finance lease right-of-use assets, net	6,193	6,858
Goodwill	576,794	578,976
Intangible assets, net	2,682,611	2,696,635
Other long-term assets	2,743	3,273
Total Assets	$3,682,234	$3,670,681

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	58,110	55,760
Accrued interest payable	15,182	4,437
Operating lease liabilities, current portion	6,548	6,360
Finance lease liabilities, current portion	2,772	2,752
Other accrued liabilities	72,737	74,113
Total current liabilities	155,349	143,422

Long-term debt, net	1,472,427	1,476,658
Deferred income tax liabilities	442,537	444,917
Long-term operating lease liabilities, net of current portion	14,460	16,088
Long-term finance lease liabilities, net of current portion	3,800	4,501
Other long-term liabilities	8,918	7,484
Total Liabilities	2,097,491	2,093,070

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 54,690 shares at June 30, 2022 and 54,430 shares at March 31, 2022	547	544
Additional paid-in capital	520,926	515,583
Treasury stock, at cost - 4,928 shares at June 30, 2022 and 4,151 shares at March 31, 2022	(176,825)	(133,648)
Accumulated other comprehensive loss, net of tax	(29,341)	(19,032)
Retained earnings	1,269,436	1,214,164
Total Stockholders' Equity	1,584,743	1,577,611
Total Liabilities and Stockholders' Equity	$3,682,234	$3,670,681
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611
Stock-based compensation	—	—	3,857	—	—	—	—	3,857
Exercise of stock options	39	1	1,488	—	—	—	—	1,489
Issuance of shares related to restricted stock	221	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	777	(43,177)	—	—	(43,177)
Net income	—	—	—	—	—	—	55,272	55,272
Comprehensive loss	—	—	—	—	—	(10,309)	—	(10,309)
Balances at June 30, 2022	54,690	$547	$520,926	4,928	$(176,825)	$(29,341)	$1,269,436	$1,584,743

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
Stock-based compensation	—	—	1,878	—	—	—	—	1,878
Exercise of stock options	68	—	2,204	—	—	—	—	2,204
Issuance of shares related to restricted stock	144	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	57,755	57,755
Comprehensive loss	—	—	—	—	—	(972)	—	(972)
Balances at June 30, 2021	54,211	$542	$503,588	4,151	$(133,648)	$(20,773)	$1,066,538	$1,416,247
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2022	2021
Operating Activities
Net income	$55,272	$57,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,384	7,594
Loss on disposal of property and equipment	13	26
Deferred income taxes	1,213	5,876
Amortization of debt origination costs	828	759
Stock-based compensation costs	3,857	1,878
Non-cash operating lease cost	1,493	1,691
Other	446	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(7,079)	(15,879)
Inventories	(14,415)	9,384
Prepaid expenses and other current assets	(3,227)	(1,049)
Accounts payable	2,542	(15,551)
Accrued liabilities	10,524	18,439
Operating lease liabilities	(1,602)	(1,578)
Other	(2)	(40)
Net cash provided by operating activities	58,247	69,305

Investing Activities
Purchases of property, plant and equipment	(1,047)	(1,500)
Other	—	177
Net cash used in investing activities	(1,047)	(1,323)

Financing Activities
Term loan repayments	(15,000)	(20,000)
Borrowings under revolving credit agreement	20,000	85,000
Repayments under revolving credit agreement	(10,000)	—
Payments of finance leases	(686)	(638)
Proceeds from exercise of stock options	1,489	2,204
Fair value of shares surrendered as payment of tax withholding	(5,450)	(2,916)
Repurchase of common stock	(37,727)	—
Net cash (used in) provided by financing activities	(47,374)	63,650
Effects of exchange rate changes on cash and cash equivalents	(1,142)	(310)
Increase in cash and cash equivalents	8,684	131,322
Cash and cash equivalents - beginning of period	27,185	32,302
Cash and cash equivalents - end of period	$35,869	$163,624
Interest paid	$3,562	$3,389
Income taxes paid	$1,799	$2,388
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

Economic Environment
The COVID-19 pandemic has caused significant volatility in the United States and global economies. In addition, the Russian invasion of Ukraine, global supply chain constraints and high inflationary environment have led to further economic uncertainty. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices and supply. In fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2023) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2022 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2023.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Recently Adopted Accounting Pronouncements

There have been no accounting pronouncements adopted in fiscal 2023.

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU responds to feedback received by the FASB during the post-implementation review of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which we adopted effective April 1, 2020. The amendments in this update, among other things, eliminate the troubled debt restructuring recognition and measurement guidance and, instead, require the entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of the standard is not expected to have a material effect on our Consolidated Financial Statements.

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

2.     Acquisition

Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under our asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan") (see Note 8).

The acquisition was accounted for as a business combination. In connection with the acquisition, we entered into a supply arrangement with Akorn for a term of three years with optional renewals at prevailing market rates.

We finalized our analysis of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes our allocation of the assets acquired and liabilities assumed as of the July 1, 2021 acquisition date.

(In thousands)
July 1, 2021
Inventories	$6,455
Goodwill	1,098
Intangible assets	225,410
Total assets acquired	232,963

Accounts payable	428
Reserves for sales allowances	497
Other accrued liabilities	3,124
Total liabilities assumed	4,049
Total purchase price	$228,914

Based on this analysis, we allocated $195.9 million to non-amortizable intangible assets and $29.5 million to amortizable intangible assets. The non-amortizable intangible assets are classified as trademarks and, of the amortizable intangible assets, $20.4 million are classified as customer relationships and $9.1 million are classified as trademarks. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 12.5 years (see Note 5).

We recorded goodwill of $1.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired (see Note 4). Goodwill is deductible and is being amortized for income tax purposes.

The financial impact of this acquisition was not material to our Consolidated Financial Statements, and, therefore, we have not presented pro forma results of operations for the acquisition.

3.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2022	March 31, 2022
Components of Inventories
Packaging and raw materials	$16,737	$16,984
Work in process	476	338
Finished goods	116,555	103,020
Inventories	$133,768	$120,342

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.9 million at both June 30, 2022 and March 31, 2022 related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2022
Goodwill	$712,002	$32,272	$744,274
Accumulated impairment loss	(163,711)	(1,587)	(165,298)
Balance - March 31, 2022	548,291	30,685	578,976
Adjustment related to acquisition	(550)	—	(550)
Effects of foreign currency exchange rates	—	(1,632)	(1,632)
Balance - June 30, 2022
Goodwill	711,452	30,640	742,092
Accumulated impairment loss	(163,711)	(1,587)	(165,298)
Balance - June 30, 2022	$547,741	$29,053	$576,794

As discussed in Note 2, on July 1, 2021, we completed the acquisition of certain assets from Akorn. In connection with this acquisition, we recorded goodwill of $1.1 million based on the amount by which the purchase price exceeded the estimate of the fair value of the net assets acquired.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2022, and we recorded impairment charges of $0.3 million in our March 31, 2022 financial statements. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2022 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19 and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. We continuously monitor events that could trigger an interim impairment analysis, which included the impact of COVID-19 and inflation for the period ended June 30, 2022.

As of June 30, 2022, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2022	$2,476,559	$436,174	$2,912,733
Additions	—	—	—
Effects of foreign currency exchange rates	(6,796)	(1,776)	(8,572)
Balance — June 30, 2022	2,469,763	434,398	2,904,161

Accumulated Amortization
Balance — March 31, 2022	—	216,098	216,098
Additions	—	5,635	5,635
Effects of foreign currency exchange rates	—	(183)	(183)
Balance — June 30, 2022	—	221,550	221,550

Intangible assets, net - June 30, 2022	$2,469,763	$212,848	$2,682,611

On July 1, 2021, we completed the acquisition of certain assets from Akorn (see Note 2) and on December 15, 2021 our Australian subsidiary acquired the rights to the Zaditen brand in certain territories from Novartis Pharma AG. In connection with these acquisitions, we allocated $225.4 million to intangible assets for Akorn and $18.1 million for Zaditen.

Amortization expense was $5.6 million for the three months ended June 30, 2022 and $4.9 million for the three months ended June 30, 2021.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2023 (remaining nine months ended March 31, 2023)	$16,865
2024	22,445
2025	20,392
2026	18,145
2027	16,504
Thereafter	118,497
$212,848

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount. The date of our annual impairment review was February 28, 2022, and we recorded impairment charges of $0.7 million in our March 31, 2022 financial statements. Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate utilized in the analyses, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of COVID-19 or inflation, we may be required to record impairment charges in the future.

As of June 30, 2022, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$665	$642
Interest on lease liabilities	50	66
Operating lease cost	1,634	1,687
Short term lease cost	34	22
Variable lease cost	11,999	11,651
Total net lease cost	$14,382	$14,068

As of June 30, 2022, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2023 (Remaining nine months ending March 31, 2023)	$5,382	$2,191	$7,573
2024	6,850	2,923	9,773
2025	4,586	1,509	6,095
2026	2,181	96	2,277
2027	1,883	80	1,963
Thereafter	1,682	—	1,682
Total undiscounted lease payments	22,564	6,799	29,363
Less amount of lease payments representing interest	(1,556)	(227)	(1,783)
Total present value of lease payments	$21,008	$6,572	$27,580

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2022
Weighted average remaining lease term (years)
Operating leases	3.81
Finance leases	2.40
Weighted average discount rate
Operating leases	3.08%
Finance leases	2.95%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2022	March 31, 2022
Accrued marketing costs	$37,835	$36,149
Accrued compensation costs	5,356	19,587
Accrued broker commissions	1,239	1,179
Income taxes payable	13,830	2,670
Accrued professional fees	3,965	4,150
Accrued production costs	3,225	3,686
Other accrued liabilities	7,287	6,692
	$72,737	$74,113

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2022	March 31, 2022
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028.	480,000	495,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	10,000	—
Long-term debt	1,490,000	1,495,000
Less: unamortized debt costs	(17,573)	(18,342)
Long-term debt, net	$1,472,427	$1,476,658

At June 30, 2022, we had $10.0 million outstanding on the 2012 ABL Revolver, and a borrowing capacity of $137.5 million.

As of June 30, 2022, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2023 (remaining nine months ending March 31, 2023)	$—
2024	—
2025	10,000
2026	—
2027	—
Thereafter	1,480,000
$1,490,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at June 30, 2022 and March 31, 2022.

	June 30, 2022		March 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior Notes	$600,000	$484,500	$600,000	$534,000
2019 Senior Notes	400,000	372,000	400,000	397,000
2012 Term B-5 Loans	480,000	476,400	495,000	493,144
2012 ABL Revolver	10,000	10,000	—	—

At June 30, 2022 and March 31, 2022, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into an interest rate swap to hedge a total of $200.0 million of our variable interest debt which settled on January 31, 2022. We do not use derivatives for trading purposes.

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended June 30,
(In thousands)	Location	2022	2021
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$—	$520
Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$—	$(718)

11.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2022.

During the three months ended June 30, 2022 and 2021, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2022	2021
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	99,219	63,314
Average price per share	$54.94	$46.04
Total amount repurchased	$5.5 million	$2.9 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	677,555	—
Average price per share	$55.68	$—
Total amount repurchased	$37.7 million	$—

12.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2022 and March 31, 2022:

(In thousands)	June 30, 2022	March 31, 2022
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(29,723)	$(20,204)
Unrecognized net gain on pension plans, net of tax of $(114) and $(350), respectively	382	1,172
Accumulated other comprehensive loss, net of tax	$(29,341)	$(19,032)

As of June 30, 2022 and March 31, 2022, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Numerator
Net income	$55,272	$57,755

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	50,264	50,139
Dilutive effect of unvested restricted stock units and options issued to employees and directors	466	532
Denominator for diluted earnings per share	50,730	50,671

Earnings per Common Share:
Basic earnings per share	$1.10	$1.15

Diluted earnings per share	$1.09	$1.14

For the three months ended June 30, 2022 and 2021, there were 0.4 million and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2022	2021
Pre-tax share-based compensation costs charged against income	$3,857	$1,878
Income tax benefit recognized on compensation costs	$537	$143
Total fair value of options and RSUs vested during the period	$10,225	$7,006
Cash received from the exercise of stock options	$1,489	$2,204
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$2,895	$1,721

At June 30, 2022, there were $5.5 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.4 years. At June 30, 2022, there were $13.2 million of unrecognized compensation costs related to unvested RSUs and PSUs under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.3 years.

At June 30, 2022, there were 2.2 million shares available for issuance under the 2020 Plan.

On May 2, 2022, the Compensation and Talent Management Committee (the "Committee") of our Board of Directors granted 67,959 PSUs, 65,721 RSUs, and stock options to acquire 195,526 shares of our common stock under the 2020 Plan to certain executive officers and employees. The stock options were granted at an exercise price of $54.47 per share, which was equal to the closing price for our common stock on the date of the grant.
Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2021
Unvested at March 31, 2021	457.0	$33.52
Granted	152.1	44.33
Vested	(145.5)	30.63
Forfeited	(23.1)	30.17
Unvested at June 30, 2021	440.5	38.38
Vested at June 30, 2021	151.3	32.03

Three Months Ended June 30, 2022
Unvested at March 31, 2022	440.9	$38.45
Granted	134.0	54.47
Incremental performance shares	42.4	—
Vested	(222.4)	32.05
Unvested at June 30, 2022	394.9	46.65
Vested at June 30, 2022	108.5	36.54
Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2022	2021
Expected volatility	30.8% - 30.9%	31.2% - 31.9%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	2.8% to 2.9%	1.3%
Weighted average grant date fair value of options granted	$20.10	$14.77

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2021
Outstanding at March 31, 2021	1,114.9	$37.92
Granted	222.7	44.33
Exercised	(67.9)	32.49
Forfeited	(9.2)	36.45
Expired	(8.4)	56.63
Outstanding at June 30, 2021	1,252.1	39.24	6.9	$17,068
Vested at June 30, 2021	779.5	38.72	5.6	$11,399

Three Months Ended June 30, 2022
Outstanding at March 31, 2022	1,100.9	$40.62
Granted	197.6	54.48
Exercised	(39.1)	38.04
Outstanding at June 30, 2022	1,259.4	42.88	6.9	$20,052
Vested at June 30, 2022	827.0	39.98	5.7	$15,567

The aggregate intrinsic value of options exercised during the three months ended June 30, 2022 was $0.7 million.

15.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 22.0% and 24.4% for the three months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to discrete items primarily pertaining to share-based compensation.

16.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended June 30,
(In thousands)	2022	2021
Interest cost	$331	$278
Expected return on assets	(252)	(290)
Net periodic benefit expense (income)	$79	$(12)

During the three months ended June 30, 2022, we contributed $0.1 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2023, we expect to contribute an additional $0.3 million to our non-qualified plan and to make no contributions to the qualified plan.

During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for our U.S. qualified defined benefit pension plan (the "Plan") and began the Plan termination process. The settlements of the terminated Plan occurred during the first quarter of fiscal 2023 with lump sum settlements in the amount of $13.8 million being paid to eligible Plan participants who elected such payments and the purchase of annuity contracts for $31.1 million to the remaining participants. These settlements were paid using Plan assets and resulted in a settlement loss of $0.4 million. No further contributions to the Plan were necessary.

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

18.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three months ended June 30, 2022 and 2021, approximately 41.5% and 45.5%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues in both of the periods presented. Walmart accounted for approximately 19.9% and 20.5%, respectively, of our gross revenues for the three months ended June 30, 2022 and 2021.

Our product distribution in the United States is managed by a third party through one primary distribution center in Clayton, Indiana. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia, which manufactures many of the Summer's Eve and Fleet products. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager or labor shortages or various public health emergencies at our distribution center or manufacturing facility could materially impact our product distribution. Any disruption could result in increased costs and/or shipping times, and could cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution center, the third-party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2022, we had relationships with 129 third-party manufacturers.  Of those, we had long-term contracts with 25 manufacturers that produced items that accounted for approximately 71.0% of gross sales for the three months ended June 30, 2022. At June 30, 2021, we had relationships with 118 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 69.8% of gross sales for the three months ended June 30, 2021. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$242,518	$34,541	$277,059
Cost of sales	102,921	14,019	116,940
Gross profit	139,597	20,522	160,119
Advertising and marketing	35,412	4,539	39,951
Contribution margin	$104,185	$15,983	120,168
Other operating expenses			33,154
Operating income			$87,014
* Intersegment revenues of $0.5 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$242,393	$26,788	$269,181
Cost of sales	99,404	10,765	110,169
Gross profit	142,989	16,023	159,012
Advertising and marketing	35,230	4,209	39,439
Contribution margin	$107,759	$11,814	119,573
Other operating expenses			28,231
Operating income			$91,342
* Intersegment revenues of $1.0 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,797	$453	$28,250
Cough & Cold	21,592	6,271	27,863
Women's Health	61,184	4,867	66,051
Gastrointestinal	40,067	14,027	54,094
Eye & Ear Care	38,611	4,736	43,347
Dermatologicals	29,455	1,006	30,461
Oral Care	20,975	3,170	24,145
Other OTC	2,837	11	2,848
Total segment revenues	$242,518	$34,541	$277,059

	Three Months Ended June 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$32,821	$406	$33,227
Cough & Cold	14,045	4,847	18,892
Women's Health	63,248	3,944	67,192
Gastrointestinal	42,366	10,204	52,570
Eye & Ear Care	35,987	3,458	39,445
Dermatologicals	31,150	939	32,089
Oral Care	20,967	2,989	23,956
Other OTC	1,809	1	1,810
Total segment revenues	$242,393	$26,788	$269,181

20.    Subsequent Event

Director Equity Grants
Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 2,495 RSUs on August 2, 2022. The RSUs fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 28 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, reference to a year (e.g., 2023) refers to our fiscal year ended March 31 of that year.

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

Acquisition

Acquisition of Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under our asset-based revolving credit facility entered into January 31, 2012, as amended (the "2012 ABL Revolver") and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan").

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

(In thousands)
July 1, 2021
Inventories	$6,455
Goodwill	1,098
Intangible assets	225,410
Total assets acquired	232,963

Accounts payable	428
Reserves for sales allowances and cash discounts	497
Other accrued liabilities	3,124
Total liabilities assumed	4,049
Total purchase price	$228,914

Based on this analysis, we allocated $195.9 million to non-amortizable intangible assets and $29.5 million to amortizable intangible assets. The non-amortizable intangible assets are classified as trademarks and, of the amortizable intangible assets, $20.4 million are classified as customer relationships and $9.1 million are classified as trademarks. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 12.5 years.

We recorded goodwill of $1.1 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired.

Economic Environment
The COVID-19 pandemic has caused significant volatility in the United States and global economies. In addition, the Russian invasion of Ukraine, global supply chain constraints and high inflationary environment have led to further economic uncertainty. We expect economic conditions will continue to be highly volatile and uncertain and could affect demand for our products and put pressure on prices and supply. In fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2022	%	2021	%	Amount	%
North American OTC Healthcare
Analgesics	$27,797	10.0	$32,821	12.2	$(5,024)	(15.3)
Cough & Cold	21,592	7.8	14,045	5.2	7,547	53.7
Women's Health	61,184	22.1	63,248	23.4	(2,064)	(3.3)
Gastrointestinal	40,067	14.5	42,366	15.7	(2,299)	(5.4)
Eye & Ear Care	38,611	13.9	35,987	13.4	2,624	7.3
Dermatologicals	29,455	10.6	31,150	11.6	(1,695)	(5.4)
Oral Care	20,975	7.6	20,967	7.8	8	—
Other OTC	2,837	1.0	1,809	0.7	1,028	56.8
Total North American OTC Healthcare	242,518	87.5	242,393	90.0	125	0.1

International OTC Healthcare
Analgesics	453	0.2	406	0.2	47	11.6
Cough & Cold	6,271	2.2	4,847	1.8	1,424	29.4
Women's Health	4,867	1.8	3,944	1.5	923	23.4
Gastrointestinal	14,027	5.1	10,204	3.8	3,823	37.5
Eye & Ear Care	4,736	1.7	3,458	1.3	1,278	37.0
Dermatologicals	1,006	0.4	939	0.3	67	7.1
Oral Care	3,170	1.1	2,989	1.1	181	6.1
Other OTC	11	—	1	—	10	1,000.0
Total International OTC Healthcare	34,541	12.5	26,788	10.0	7,753	28.9

Total Consolidated	$277,059	100.0	$269,181	100.0	$7,878	2.9

Total revenues for the three months ended June 30, 2022 were $277.1 million, an increase of $7.9 million, or 2.9%, versus the three months ended June 30, 2021.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $0.1 million, or 0.1%, during the three months ended June 30, 2022 versus the three months ended June 30, 2021. Revenues in the three months ended June 30, 2022 were driven by continued strong performance across many of our key brands but compared to the three months ended June 30, 2021, which experienced significantly increased demand for certain brands, categories and channels that had previously been impacted by the COVID-19 virus, most notably motion sickness. The three months ended June 30, 2022 also benefited from the newly acquired brands, as part of the Akorn acquisition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $7.8 million, or 28.9%, during the three months ended June 30, 2022 versus the three months ended June 30, 2021. The $7.8 million increase was mainly attributable to increased sales in our Australian subsidiary, primarily related to an increase in sales of Hydralyte (included in the Gastrointestinal category) as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2022	%	2021	%	Amount	%
North American OTC Healthcare	$139,597	57.6	$142,989	59.0	$(3,392)	(2.4)
International OTC Healthcare	20,522	59.4	16,023	59.8	4,499	28.1
	$160,119	57.8	$159,012	59.1	$1,107	0.7

Gross profit for the three months ended June 30, 2022 increased $1.1 million, or 0.7%, when compared with the three months ended June 30, 2021.  As a percentage of total revenues, gross profit decreased to 57.8% during the three months ended June 30, 2022, from 59.1% during the three months ended June 30, 2021, primarily due to increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.4 million, or 2.4%, during the three months ended June 30, 2022 versus the three months ended June 30, 2021. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 57.6% during the three months ended June 30, 2022 from 59.0% during the three months ended June 30, 2021, primarily due to increased supply chain costs and product mix.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $4.5 million, or 28.1%, during the three months ended June 30, 2022 versus the three months ended June 30, 2021. As a percentage of International OTC Healthcare revenues, gross profit decreased to 59.4% during the three months ended June 30, 2022 from 59.8% during the three months ended June 30, 2021, primarily due to increased supply chain costs, partially offset by product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2022	%	2021	%	Amount	%
North American OTC Healthcare	$104,185	43.0	$107,759	44.5	$(3,574)	(3.3)
International OTC Healthcare	15,983	46.3	11,814	44.1	4,169	35.3
	$120,168	43.4	$119,573	44.4	$595	0.5

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $3.6 million, or 3.3%, during the three months ended June 30, 2022 versus the three months ended June 30, 2021. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 43.0% during the three months ended June 30, 2022 from 44.5% during the three months ended June 30, 2021. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $4.2 million, or 35.3%, during the three months ended June 30, 2022 versus the three months ended June 30, 2021. As a percentage of International OTC Healthcare revenues, contribution margin increased to 46.3% during the three months ended June 30, 2022 from 44.1% during the three months ended June 30, 2021. The contribution margin increase as a percentage of revenues was primarily due to reduced advertising and marketing costs as a percentage of revenues.

General and Administrative
General and administrative expenses were $26.7 million for the three months ended June 30, 2022 and $22.5 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increases in compensation costs and professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $6.4 million for the three months ended June 30, 2022 and $5.8 million for the three months ended June 30, 2021. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands purchased in conjunction with the Akorn acquisition, partly offset by certain assets being fully depreciated subsequent to the first quarter of fiscal 2022.

Interest Expense, Net
Interest expense, net was $15.3 million during the three months ended June 30, 2022 versus $15.1 million during the three months ended June 30, 2021. The average indebtedness was $1.5 billion during the three months ended June 30, 2022 and 2021. The average cost of borrowing increased to 4.1% for the three months ended June 30, 2022 from 4.0% for the three months ended June 30, 2021.

Income Taxes
The provision for income taxes during the three months ended June 30, 2022 was $15.6 million versus $18.6 million during the three months ended June 30, 2021.  The effective tax rate during the three months ended June 30, 2022 was 22.0% versus 24.4% during the three months ended June 30, 2021. The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to discrete items primarily pertaining to share-based compensation.
Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations for the next twelve months and the foreseeable future, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, share repurchases, capital expenditures, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months. See "Economic Environment" above.

As of June 30, 2022, we had cash and cash equivalents of $35.9 million, an increase of $8.7 million from March 31, 2022. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2022	2021	$ Change
Cash provided by (used in):
Operating Activities	$58,247	$69,305	$(11,058)
Investing Activities	(1,047)	(1,323)	276
Financing Activities	(47,374)	63,650	(111,024)
Effects of exchange rate changes on cash and cash equivalents	(1,142)	(310)	(832)
Net change in cash and cash equivalents	$8,684	$131,322	$(122,638)

Operating Activities
Net cash provided by operating activities was $58.2 million for the three months ended June 30, 2022, compared to $69.3 million for the three months ended June 30, 2021. The $11.1 million decrease was due to increased working capital and a decrease in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended June 30, 2022, compared to $1.3 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease in capital expenditures in the three months ended June 30, 2022.

Financing Activities
Net cash used in financing activities was $47.4 million for the three months ended June 30, 2022, compared to net cash provided by financing activities of $63.7 million for the three months ended June 30, 2021. This change was primarily due to lower borrowings on our ABL Revolver of $65.0 million, higher repayments on our ABL Revolver of $10.0 million and the repurchase of shares of our common stock in conjunction with our share repurchase program of $37.7 million, all in the three months ended June 30, 2022.

Capital Resources

As of June 30, 2022, we had an aggregate of $1.5 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes, which mature on April 1, 2031;
•$480.0 million of borrowings under the 2012 Term B-5 Loans due July 1, 2028; and
•$10.0 million of borrowings under the ABL Revolver due December 11, 2024.

As of June 30, 2022, we had a $10.0 million outstanding balance on our 2012 ABL Revolver and a borrowing capacity of $137.5 million.

During the year ended March 31, 2022, we made required repayments of $1.5 million as well as voluntary principal payments of $103.5 million against the outstanding balance under our 2012 Term Loan. During the three months ended June 30, 2022, we made a voluntary repayment of $15.0 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2023 (remaining nine months ending March 31, 2023)	$—
2024	—
2025	10,000
2026	—
2027	—
Thereafter	1,480,000
$1,490,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended June 30, 2022 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2022 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2022 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At June 30, 2022, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  There were no material changes to our critical accounting policies during the three months ended June 30, 2022.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” "plan," “project,” "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At June 30, 2022, approximately $490.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2022 of approximately $1.2 million.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2022 and 2021, approximately 13.6% and 12.4%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2022 and 2021. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.2 million for the three months ended June 30, 2022 and approximately $1.6 million for the three months ended June 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2022.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	—	$—	—	$—
May 1 to May 31, 2022	413,219	$55.60	314,000	$32,477,557
June 1 to June 30, 2022	363,555	$55.57	363,555	$12,273,063
Total	776,774		677,555
(a) The majority of these purchases (677,555 shares) were made pursuant to our share repurchase agreement which was announced in May 2022 and permits the repurchase of up to $50.0 million of our common stock through May 2023. The remaining repurchases (99,219 shares) were made pursuant to our 2020 Long-Term Equity Incentive Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5.    OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2022 Annual Meeting of Stockholders of the Company was held on August 2, 2022. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2023 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	43,357,121	1,738,773	591,081
John E. Byom	43,765,717	1,330,177	591,081
Celeste A. Clark	44,693,157	402,737	591,081
Christopher J. Coughlin	44,926,802	169,092	591,081
Sheila A. Hopkins	44,992,303	103,591	591,081
Natale S. Ricciardi	45,065,771	30,123	591,081
Dawn M. Zier	44,869,543	226,351	591,081

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2023.

For	Against	Abstentions
43,718,278	1,956,662	12,035

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
44,313,736	586,667	195,491	591,081

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 4, 2022	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)