Form 10-Q
period 2022-09-30
Prestige Consumer Healthcare Inc.
filed 2022-11-03
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes ☐ No ☒
As of October 28, 2022, there were 49,525,952 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues
Net sales	$289,264	$276,217	$566,288	$545,389
Other revenues	9	8	44	17
Total revenues	289,273	276,225	566,332	545,406

Cost of Sales
Cost of sales excluding depreciation	126,384	116,722	241,380	225,057
Cost of sales depreciation	1,880	1,791	3,824	3,625
Cost of sales	128,264	118,513	245,204	228,682
Gross profit	161,009	157,712	321,128	316,724

Operating Expenses
Advertising and marketing	43,819	40,730	83,770	80,169
General and administrative	26,438	32,252	53,152	54,723
Depreciation and amortization	6,368	6,172	12,808	11,932
Total operating expenses	76,625	79,154	149,730	146,824
Operating income	84,384	78,558	171,398	169,900

Other expense
Interest expense, net	16,979	16,313	32,271	31,390
Loss on extinguishment of debt	—	2,122	—	2,122
Other expense, net	812	493	1,637	388
Total other expense, net	17,791	18,928	33,908	33,900
Income before income taxes	66,593	59,630	137,490	136,000
Provision for income taxes	15,570	14,305	31,195	32,920
Net income	$51,023	$45,325	$106,295	$103,080

Earnings per share:
Basic	$1.02	$0.90	$2.12	$2.05
Diluted	$1.02	$0.89	$2.11	$2.03

Weighted average shares outstanding:
Basic	49,804	50,232	50,033	50,186
Diluted	50,265	50,791	50,496	50,731

Comprehensive income, net of tax:
Currency translation adjustments	(7,118)	(4,197)	(16,637)	(5,689)
Unrealized gain on interest rate swaps	—	550	—	1,070
Net loss on termination of pension plan	—	—	(790)	—
Total other comprehensive loss	(7,118)	(3,647)	(17,427)	(4,619)
Comprehensive income	$43,905	$41,678	$88,868	$98,461
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2022	March 31, 2022

Assets
Current assets
Cash and cash equivalents	$42,442	$27,185
Accounts receivable, net of allowance of $20,673 and $19,720, respectively	145,992	139,330
Inventories	140,505	120,342
Prepaid expenses and other current assets	7,714	6,410
Total current assets	336,653	293,267

Property, plant and equipment, net	69,947	71,300
Operating lease right-of-use assets	17,300	20,372
Finance lease right-of-use assets, net	5,529	6,858
Goodwill	575,566	578,976
Intangible assets, net	2,670,942	2,696,635
Other long-term assets	2,577	3,273
Total Assets	$3,678,514	$3,670,681

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	56,196	55,760
Accrued interest payable	15,688	4,437
Operating lease liabilities, current portion	6,647	6,360
Finance lease liabilities, current portion	2,793	2,752
Other accrued liabilities	70,984	74,113
Total current liabilities	152,308	143,422

Long-term debt, net	1,438,338	1,476,658
Deferred income tax liabilities	443,271	444,917
Long-term operating lease liabilities, net of current portion	12,785	16,088
Long-term finance lease liabilities, net of current portion	3,094	4,501
Other long-term liabilities	8,877	7,484
Total Liabilities	2,058,673	2,093,070

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 54,690 shares at September 30, 2022 and 54,430 shares at March 31, 2022	547	544
Additional paid-in capital	524,392	515,583
Treasury stock, at cost - 5,164 shares at September 30, 2022 and 4,151 shares at March 31, 2022	(189,098)	(133,648)
Accumulated other comprehensive loss, net of tax	(36,459)	(19,032)
Retained earnings	1,320,459	1,214,164
Total Stockholders' Equity	1,619,841	1,577,611
Total Liabilities and Stockholders' Equity	$3,678,514	$3,670,681
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2022	54,690	$547	$520,926	4,928	$(176,825)	$(29,341)	$1,269,436	$1,584,743
Stock-based compensation	—	—	3,466	—	—	—	—	3,466
Treasury share repurchases	—	—	—	236	(12,273)	—	—	(12,273)
Net income	—	—	—	—	—	—	51,023	51,023
Comprehensive loss	—	—	—	—	—	(7,118)	—	(7,118)
Balances at September 30, 2022	54,690	$547	$524,392	5,164	$(189,098)	$(36,459)	$1,320,459	$1,619,841

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2021	54,211	$542	$503,588	4,151	$(133,648)	$(20,773)	$1,066,538	$1,416,247
Stock-based compensation	—	—	3,219	—	—	—	—	3,219
Exercise of stock options	20	—	503	—	—	—	—	503
Issuance of shares related to restricted stock	16	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	45,325	45,325
Comprehensive loss	—	—	—	—	—	(3,647)	—	(3,647)
Balances at September 30, 2021	54,247	$542	$507,310	4,151	$(133,648)	$(24,420)	$1,111,863	$1,461,647

	Six Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611
Stock-based compensation	—	—	7,323	—	—	—	—	7,323
Exercise of stock options	39	1	1,488	—	—	—	—	1,489
Issuance of shares related to restricted stock	221	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,013	(55,450)	—	—	(55,450)
Net income	—	—	—	—	—	—	106,295	106,295
Comprehensive loss	—	—	—	—	—	(17,427)	—	(17,427)
Balances at September 30, 2022	54,690	$547	$524,392	5,164	$(189,098)	$(36,459)	$1,320,459	$1,619,841

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
Stock-based compensation	—	—	5,097	—	—	—	—	5,097
Exercise of stock options	88	—	2,707	—	—	—	—	2,707
Issuance of shares related to restricted stock	160	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	103,080	103,080
Comprehensive loss	—	—	—	—	—	(4,619)	—	(4,619)
Balances at September 30, 2021	54,247	$542	$507,310	4,151	$(133,648)	$(24,420)	$1,111,863	$1,461,647
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2022	2021
Operating Activities
Net income	$106,295	$103,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,632	15,557
Loss on disposal of property and equipment	94	27
Deferred income taxes	4,211	7,639
Amortization of debt origination costs	1,798	1,435
Stock-based compensation costs	7,323	5,097
Loss on extinguishment of debt	—	2,122
Non-cash operating lease cost	2,984	3,351
Other	447	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(8,276)	(34,322)
Inventories	(21,810)	12,978
Prepaid expenses and other current assets	(1,501)	473
Accounts payable	1,016	(8,275)
Accrued liabilities	9,788	24,570
Operating lease liabilities	(3,201)	(3,150)
Other	(13)	(83)
Net cash provided by operating activities	115,787	130,499

Investing Activities
Purchases of property, plant and equipment	(3,423)	(4,252)
Acquisition of Akorn	—	(228,914)
Other	—	177
Net cash used in investing activities	(3,423)	(232,989)

Financing Activities
Term loan repayments	(40,000)	(495,000)
Proceeds from refinancing of Term Loan	—	597,000
Borrowings under revolving credit agreement	20,000	85,000
Repayments under revolving credit agreement	(20,000)	(65,000)
Payments of debt costs	—	(6,111)
Payments of finance leases	(1,369)	(1,496)
Proceeds from exercise of stock options	1,489	2,707
Fair value of shares surrendered as payment of tax withholding	(5,450)	(2,916)
Repurchase of common stock	(50,000)	—
Net cash (used in) provided by financing activities	(95,330)	114,184
Effects of exchange rate changes on cash and cash equivalents	(1,777)	(1,178)
Increase in cash and cash equivalents	15,257	10,516
Cash and cash equivalents - beginning of period	27,185	32,302
Cash and cash equivalents - end of period	$42,442	$42,818
Interest paid	$19,016	$18,481
Income taxes paid	$15,689	$21,141
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply and could affect demand for our products. In fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio, however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, the high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2023) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2022 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2023.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU responds to feedback received by the FASB during the post-implementation review of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which we adopted effective April 1, 2020. The amendments in this update, among other things, eliminate the troubled debt restructuring recognition and measurement guidance and, instead, require the entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of the standard is not expected to have a material effect on our Consolidated Financial Statements.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 31, 2022, with early adoption permitted. The adoption of the standard is not expected to have a material effect on our Consolidated Financial Statements.

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

3.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2022	March 31, 2022
Components of Inventories
Packaging and raw materials	$18,733	$16,984
Work in process	537	338
Finished goods	121,235	103,020
Inventories	$140,505	$120,342

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.3 million at September 30, 2022 and $4.9 million at March 31, 2022 related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2022
Goodwill	$712,002	$32,272	$744,274
Accumulated impairment loss	(163,711)	(1,587)	(165,298)
Balance - March 31, 2022	548,291	30,685	578,976
Adjustment related to acquisition	(550)	—	(550)
Effects of foreign currency exchange rates	—	(2,860)	(2,860)
Balance - September 30, 2022
Goodwill	711,452	29,412	740,864
Accumulated impairment loss	(163,711)	(1,587)	(165,298)
Balance - September 30, 2022	$547,741	$27,825	$575,566

As discussed in Note 2, on July 1, 2021, we completed the acquisition of certain assets from Akorn. In connection with this acquisition, we recorded goodwill of $1.1 million based on the amount by which the purchase price exceeded the estimate of the fair value of the net assets acquired.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2022, and we recorded impairment charges to goodwill of $0.3 million in our March 31, 2022 financial statements. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2022 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19 and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. We continuously monitor events that could trigger an interim impairment analysis, which included the impact of COVID-19 and inflation for the period ended September 30, 2022.

As of September 30, 2022, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2022	$2,476,559	$436,174	$2,912,733
Effects of foreign currency exchange rates	(11,701)	(3,081)	(14,782)
Balance — September 30, 2022	2,464,858	433,093	2,897,951

Accumulated Amortization
Balance — March 31, 2022	—	216,098	216,098
Additions	—	11,257	11,257
Effects of foreign currency exchange rates	—	(346)	(346)
Balance — September 30, 2022	—	227,009	227,009

Intangible assets, net - September 30, 2022	$2,464,858	$206,084	$2,670,942

On July 1, 2021, we completed the acquisition of certain assets from Akorn (see Note 2) and on December 15, 2021 our Australian subsidiary acquired the rights to the Zaditen brand in certain territories from Novartis Pharma AG. In connection with these acquisitions, we allocated $225.4 million to intangible assets for Akorn and $18.1 million for Zaditen.

Amortization expense was $5.6 million and $11.3 million for the three and six months ended September 30, 2022, respectively, and $5.3 million and $10.2 million for the three and six months ended September 30, 2021, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2023 (remaining six months ended March 31, 2023)	$11,210
2024	22,381
2025	20,328
2026	18,081
2027	16,440
Thereafter	117,644
$206,084

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount. The date of our annual impairment review was February 28, 2022, and we recorded impairment charges to intangible assets of $0.7 million in our March 31, 2022 financial statements. Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

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

As of September 30, 2022, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and six months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$664	$642	$1,329	$1,284
Interest on lease liabilities	45	63	95	129
Operating lease cost	1,617	1,683	3,251	3,370
Short term lease cost	51	24	85	46
Variable lease cost	17,016	11,998	29,015	23,649
Total net lease cost	$19,393	$14,410	$33,775	$28,478

As of September 30, 2022, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2023 (Remaining six months ending March 31, 2023)	$3,768	$1,461	$5,229
2024	6,820	2,922	9,742
2025	4,556	1,509	6,065
2026	2,157	96	2,253
2027	1,875	80	1,955
Thereafter	1,655	—	1,655
Total undiscounted lease payments	20,831	6,068	26,899
Less amount of lease payments representing interest	(1,399)	(181)	(1,580)
Total present value of lease payments	$19,432	$5,887	$25,319

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2022
Weighted average remaining lease term (years)
Operating leases	3.61
Finance leases	2.16
Weighted average discount rate
Operating leases	3.14%
Finance leases	2.95%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2022	March 31, 2022
Accrued marketing costs	$33,684	$36,149
Accrued compensation costs	7,218	19,587
Accrued broker commissions	2,078	1,179
Income taxes payable	12,455	2,670
Accrued professional fees	5,127	4,150
Accrued production costs	3,775	3,686
Other accrued liabilities	6,647	6,692
	$70,984	$74,113

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2022	March 31, 2022
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028.	455,000	495,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	—
Long-term debt	1,455,000	1,495,000
Less: unamortized debt costs	(16,662)	(18,342)
Long-term debt, net	$1,438,338	$1,476,658

At September 30, 2022, we had no balance outstanding on the 2012 ABL Revolver, and a borrowing capacity of $149.1 million.

As of September 30, 2022, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2023 (remaining six months ending March 31, 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	1,455,000
$1,455,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at September 30, 2022 and March 31, 2022.

	September 30, 2022		March 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior Notes	$600,000	$466,500	$600,000	$534,000
2019 Senior Notes	400,000	361,000	400,000	397,000
2012 Term B-5 Loans	455,000	453,294	495,000	493,144
2012 ABL Revolver	—	—	—	—

At September 30, 2022 and March 31, 2022, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into an interest rate swap to hedge a total of $200.0 million of our variable interest debt, which settled on January 31, 2022. We do not use derivatives for trading purposes.

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	Location	2022	2021	2022	2021
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$—	$550	$—	$1,070
Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$—	$(732)	$—	$(1,450)

11.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2022.

During the three and six months ended September 30, 2022 and 2021, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	—	99,219	63,614
Average price per share	$—	$—	$54.94	$46.04
Total amount repurchased	$—	$—	$5.5 million	$2.9 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	236,681	—	914,236	—
Average price per share	$51.85	$—	$54.69	$—
Total amount repurchased	$12.3 million	$—	$50.0 million	$—

12.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2022 and March 31, 2022:

(In thousands)	September 30, 2022	March 31, 2022
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(36,841)	$(20,204)
Unrecognized net gain on pension plans, net of tax of $(114) and $(350), respectively	382	1,172
Accumulated other comprehensive loss, net of tax	$(36,459)	$(19,032)

As of September 30, 2022 and March 31, 2022, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income	$51,023	$45,325	$106,295	$103,080

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,804	50,232	50,033	50,186
Dilutive effect of unvested restricted stock units and options issued to employees and directors	461	559	463	545
Denominator for diluted earnings per share	50,265	50,791	50,496	50,731

Earnings per Common Share:
Basic earnings per share	$1.02	$0.90	$2.12	$2.05

Diluted earnings per share	$1.02	$0.89	$2.11	$2.03

For all periods shown above, there were 0.4 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Pre-tax share-based compensation costs charged against income	$3,466	$3,219	$7,323	$5,097
Income tax benefit recognized on compensation costs	$338	$369	$875	$512
Total fair value of options and RSUs vested during the period	$64	$937	$10,289	$7,943
Cash received from the exercise of stock options	$—	$503	$1,489	$2,707
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$—	$350	$2,895	$2,071

At September 30, 2022, there were $4.8 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.2 years. At September 30, 2022, there were $13.2 million of unrecognized compensation costs related to unvested RSUs and PSUs under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years.

At September 30, 2022, there were 2.1 million shares available for issuance under the 2020 Plan.

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
Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2021
Unvested at March 31, 2021	457.0	$33.52
Granted	170.8	45.32
Vested	(162.3)	32.99
Forfeited	(24.6)	30.54
Unvested at September 30, 2021	440.9	38.45
Vested at September 30, 2021	152.3	33.92

Six Months Ended September 30, 2022
Unvested at March 31, 2022	440.9	$38.45
Granted	148.9	55.04
Incremental performance shares	42.4	—
Vested	(222.4)	32.05
Unvested at September 30, 2022	409.8	47.14
Vested at September 30, 2022	108.5	36.54
Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2022	2021
Expected volatility	30.8% - 30.9%	31.1% - 31.9%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	2.8% to 2.9%	1.0% to 1.3%
Weighted average grant date fair value of options granted	$20.10	$14.87

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2021
Outstanding at March 31, 2021	1,114.9	$37.92
Granted	234.2	44.74
Exercised	(87.6)	30.91
Forfeited	(13.7)	37.83
Expired	(8.5)	56.63
Outstanding at September 30, 2021	1,239.3	39.58	6.7	$20,593
Vested at September 30, 2021	759.7	39.06	5.3	$13,060

Six Months Ended September 30, 2022
Outstanding at March 31, 2022	1,100.9	$40.62
Granted	197.6	54.48
Exercised	(39.1)	38.04
Outstanding at September 30, 2022	1,259.4	42.88	6.6	$10,963
Vested at September 30, 2022	830.8	40.04	5.4	$9,403

The aggregate intrinsic value of options exercised during the six months ended September 30, 2022 was $0.7 million.

15.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.4% and 24.0% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rates used in the calculation of income taxes were 22.7% and 24.2% for the six months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021 was due to discrete items primarily pertaining to state tax rate legislative changes and share based compensation.

16.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest cost	$29	$278	$360	$556
Expected return on assets	—	(290)	(252)	(580)
Net periodic benefit expense (income)	$29	$(12)	$108	$(24)

During the six months ended September 30, 2022, we contributed $0.2 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2023, we expect to contribute an additional $0.2 million to our non-qualified plan and to make no contributions to the qualified plan.

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

18.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and six months ended September 30, 2022, approximately 39.7% and 40.6%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2021, approximately 41.3% and 43.3%, respectively, of our gross revenues were derived from our five top selling brands. Two customers, Walmart and Walgreens, accounted for more than 10% of our gross revenues in one or both of the periods presented. Walmart accounted for approximately 20.3% and 19.8%, respectively, of our gross revenues for the three and six months ended September 30, 2022. Walmart accounted for approximately 22.7% and 21.2%, respectively, of our gross revenues for the three and six months ended September 30, 2021. Walgreens accounted for approximately 10.8% of our gross revenues for the second quarter of fiscal 2023.

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

At September 30, 2022, we had relationships with 130 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 71.3% of gross sales for the six months ended September 30, 2022. At September 30, 2021, we had relationships with 121 third-party manufacturers.  Of those, we had long-term contracts with 19 manufacturers that produced items that accounted for approximately 68.1% of gross sales for the six months ended September 30, 2021. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$252,054	$37,219	$289,273
Cost of sales	113,533	14,731	128,264
Gross profit	138,521	22,488	161,009
Advertising and marketing	39,316	4,503	43,819
Contribution margin	$99,205	$17,985	117,190
Other operating expenses			32,806
Operating income			$84,384
* Intersegment revenues of $1.1 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$494,572	$71,760	$566,332
Cost of sales	216,454	28,750	245,204
Gross profit	278,118	43,010	321,128
Advertising and marketing	74,728	9,042	83,770
Contribution margin	$203,390	$33,968	237,358
Other operating expenses			65,960
Operating income			$171,398
* Intersegment revenues of $1.7 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$251,728	$24,497	$276,225
Cost of sales	108,623	9,890	118,513
Gross profit	143,105	14,607	157,712
Advertising and marketing	36,493	4,237	40,730
Contribution margin	$106,612	$10,370	116,982
Other operating expenses			38,424
Operating income			$78,558
* Intersegment revenues of $0.7 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$494,121	$51,285	$545,406
Cost of sales	208,027	20,655	228,682
Gross profit	286,094	30,630	316,724
Advertising and marketing	71,723	8,446	80,169
Contribution margin	$214,371	$22,184	236,555
Other operating expenses			66,655
Operating income			$169,900
* Intersegment revenues of $1.7 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$32,750	$541	$33,291
Cough & Cold	24,058	7,168	31,226
Women's Health	59,379	4,745	64,124
Gastrointestinal	41,272	16,037	57,309
Eye & Ear Care	37,961	4,734	42,695
Dermatologicals	32,872	902	33,774
Oral Care	21,251	3,080	24,331
Other OTC	2,511	12	2,523
Total segment revenues	$252,054	$37,219	$289,273

	Six Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$60,547	$994	$61,541
Cough & Cold	45,650	13,439	59,089
Women's Health	120,563	9,612	130,175
Gastrointestinal	81,339	30,064	111,403
Eye & Ear Care	76,572	9,470	86,042
Dermatologicals	62,327	1,908	64,235
Oral Care	42,226	6,250	48,476
Other OTC	5,348	23	5,371
Total segment revenues	$494,572	$71,760	$566,332

	Three Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,943	$396	$30,339
Cough & Cold	23,022	5,006	28,028
Women's Health	65,020	3,345	68,365
Gastrointestinal	37,964	8,641	46,605
Eye & Ear Care	37,818	2,988	40,806
Dermatologicals	32,365	839	33,204
Oral Care	22,893	3,278	26,171
Other OTC	2,703	4	2,707
Total segment revenues	$251,728	$24,497	$276,225

	Six Months Ended September 30, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$62,764	$802	$63,566
Cough & Cold	37,067	9,853	46,920
Women's Health	128,268	7,289	135,557
Gastrointestinal	80,330	18,845	99,175
Eye & Ear Care	73,805	6,446	80,251
Dermatologicals	63,515	1,778	65,293
Oral Care	43,860	6,267	50,127
Other OTC	4,512	5	4,517
Total segment revenues	$494,121	$51,285	$545,406

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 33 of this Quarterly Report on Form 10-Q.
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply and could affect demand for our products. In fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio, however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, the high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2022	%	2021	%	Amount	%
North American OTC Healthcare
Analgesics	$32,750	11.3	$29,943	10.8	$2,807	9.4
Cough & Cold	24,058	8.3	23,022	8.3	1,036	4.5
Women's Health	59,379	20.5	65,020	23.6	(5,641)	(8.7)
Gastrointestinal	41,272	14.3	37,964	13.7	3,308	8.7
Eye & Ear Care	37,961	13.1	37,818	13.7	143	0.4
Dermatologicals	32,872	11.4	32,365	11.7	507	1.6
Oral Care	21,251	7.3	22,893	8.3	(1,642)	(7.2)
Other OTC	2,511	0.9	2,703	1.0	(192)	(7.1)
Total North American OTC Healthcare	252,054	87.1	251,728	91.1	326	0.1

International OTC Healthcare
Analgesics	$541	0.2	396	0.1	145	36.6
Cough & Cold	7,168	2.5	5,006	1.9	2,162	43.2
Women's Health	4,745	1.6	3,345	1.2	1,400	41.9
Gastrointestinal	16,037	5.5	8,641	3.1	7,396	85.6
Eye & Ear Care	4,734	1.7	2,988	1.1	1,746	58.4
Dermatologicals	902	0.3	839	0.3	63	7.5
Oral Care	3,080	1.1	3,278	1.2	(198)	(6.0)
Other OTC	12	—	4	—	8	200.0
Total International OTC Healthcare	37,219	12.9	24,497	8.9	12,722	51.9

Total Consolidated	$289,273	100.0	$276,225	100.0	$13,048	4.7

Total revenues for the three months ended September 30, 2022 were $289.3 million, an increase of $13.0 million, or 4.7%, versus the three months ended September 30, 2021.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $0.3 million, or 0.1%, during the three months ended September 30, 2022 versus the three months ended September 30, 2021. Revenues in the three months ended September 30, 2022 were driven by continued strong performance across many of our key brands, particularly in the Gastrointestinal and Analgesics categories, partially offset by a decline in sales in the Women's Health category, compared to the three months ended September 30, 2021.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $12.7 million, or 51.9%, during the three months ended September 30, 2022 versus the three months ended September 30, 2021. The $12.7 million increase was mainly attributable to increased sales by our Australian subsidiary, primarily related to an increase in sales of Hydralyte (included in the Gastrointestinal category) as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2022	%	2021	%	Amount	%
North American OTC Healthcare	138,521	55.0	$143,105	56.8	$(4,584)	(3.2)
International OTC Healthcare	22,488	60.4	14,607	59.6	7,881	54.0
	$161,009	55.7	$157,712	57.1	$3,297	2.1

Gross profit for the three months ended September 30, 2022 increased $3.3 million, or 2.1%, when compared with the three months ended September 30, 2021.  As a percentage of total revenues, gross profit decreased to 55.7% during the three months ended September 30, 2022, from 57.1% during the three months ended September 30, 2021. The decrease in gross profit as a percentage of revenues was primarily a result of increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $4.6 million, or 3.2%, during the three months ended September 30, 2022 versus the three months ended September 30, 2021. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 55.0% during the three months ended September 30, 2022 from 56.8% during the three months ended September 30, 2021, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $7.9 million, or 54.0%, during the three months ended September 30, 2022 versus the three months ended September 30, 2021. As a percentage of International OTC Healthcare revenues, gross profit increased to 60.4% during the three months ended September 30, 2022 from 59.6% during the three months ended September 30, 2021, primarily due to product mix, partially offset by increased supply chain costs.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2022	%	2021	%	Amount	%
North American OTC Healthcare	$99,205	39.4	$106,612	42.4	$(7,407)	(6.9)
International OTC Healthcare	17,985	48.3	10,370	42.3	7,615	73.4
	$117,190	40.5	$116,982	42.4	$208	0.2

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $7.4 million, or 6.9%, during the three months ended September 30, 2022 versus the three months ended September 30, 2021. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 39.4% during the three months ended September 30, 2022 from 42.4% during the three months ended September 30, 2021. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit noted above, as well as an increase in advertising and marketing spend in the three months ended September 30, 2022.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $7.6 million, or 73.4%, during the three months ended September 30, 2022 versus the three months ended September 30, 2021. As a percentage of International OTC Healthcare revenues, contribution margin increased to 48.3% during the three months ended September 30, 2022 from 42.3%

during the three months ended September 30, 2021. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit noted above.
General and Administrative
General and administrative expenses were $26.4 million for the three months ended September 30, 2022 and $32.3 million for the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to acquisition costs in the prior period associated with the Akorn acquisition.

Depreciation and Amortization
Depreciation and amortization expenses were $6.4 million for the three months ended September 30, 2022 and $6.2 million for the three months ended September 30, 2021.

Interest Expense, Net
Interest expense, net was $17.0 million during the three months ended September 30, 2022 versus $16.3 million during the three months ended September 30, 2021. The average indebtedness decreased to $1.5 billion during the three months ended September 30, 2022 from $1.6 billion during the three months ended September 30, 2021. The average cost of borrowing increased to 4.6% for the three months ended September 30, 2022 from 3.9% for the three months ended September 30, 2021.

Loss on Extinguishment of Debt
During the three months ended September 30, 2021, we recorded a loss on extinguishment of debt of $2.1 million related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The provision for income taxes during the three months ended September 30, 2022 was $15.6 million versus $14.3 million during the three months ended September 30, 2021.  The effective tax rate during the three months ended September 30, 2022 was 23.4% versus 24.0% during the three months ended September 30, 2021. The decrease in the effective tax rate in the three months ended September 30, 2022 was due to the impact of discrete items primarily pertaining to state tax rate legislative changes and share-based compensation.

Results of Operations

Six Months Ended September 30, 2022 compared to the Six Months Ended September 30, 2021

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2022 and 2021.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2022	%	2021	%	Amount	%
North American OTC Healthcare
Analgesics	$60,547	10.7	$62,764	11.5	$(2,217)	(3.5)
Cough & Cold	45,650	8.1	37,067	6.8	8,583	23.2
Women's Health	120,563	21.3	128,268	23.6	(7,705)	(6.0)
Gastrointestinal	81,339	14.4	80,330	14.7	1,009	1.3
Eye & Ear Care	76,572	13.4	73,805	13.5	2,767	3.7
Dermatologicals	62,327	11.0	63,515	11.7	(1,188)	(1.9)
Oral Care	42,226	7.5	43,860	8.0	(1,634)	(3.7)
Other OTC	5,348	0.9	4,512	0.8	836	18.5
Total North American OTC Healthcare	494,572	87.3	494,121	90.6	451	0.1

International OTC Healthcare
Analgesics	994	0.2	802	0.1	192	23.9
Cough & Cold	13,439	2.3	9,853	1.8	3,586	36.4
Women's Health	9,612	1.8	7,289	1.4	2,323	31.9
Gastrointestinal	30,064	5.3	18,845	3.5	11,219	59.5
Eye & Ear Care	9,470	1.7	6,446	1.2	3,024	46.9
Dermatologicals	1,908	0.3	1,778	0.3	130	7.3
Oral Care	6,250	1.1	6,267	1.1	(17)	(0.3)
Other OTC	23	—	5	—	18	360.0
Total International OTC Healthcare	71,760	12.7	51,285	9.4	20,475	39.9

Total Consolidated	$566,332	100.0	$545,406	100.0	$20,926	3.8

Total revenues for the six months ended September 30, 2022 were $566.3 million, an increase of $20.9 million, or 3.8%, versus the six months ended September 30, 2021.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $0.5 million, or 0.1%, during the six months ended September 30, 2022 versus the six months ended September 30, 2021. The increase in revenue in the six months ended September 30, 2022 was driven by increased demand for certain brands, categories and channels that had previously been impacted by the COVID-19 virus, particularly the Cough & Cold and Eye & Ear Care categories, partially offset by a decline in revenue in the Women's Health category. The six months ended September 30, 2022 also benefited from the newly acquired brands as part of the Akorn acquisition.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $20.5 million, or 39.9%, during the six months ended September 30, 2022 versus the six months ended September 30, 2021. The $20.5 million increase was mainly attributable to increased sales in our Australian subsidiary, primarily related to an increase in sales of Hydralyte (included in the Gastrointestinal category) as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2022	%	2021	%	Amount	%
North American OTC Healthcare	$278,118	56.2	$286,094	57.9	$(7,976)	(2.8)
International OTC Healthcare	43,010	59.9	30,630	59.7	12,380	40.4
	$321,128	56.7	$316,724	58.1	$4,404	1.4

Gross profit for the six months ended September 30, 2022 increased $4.4 million, or 1.4%, when compared with the six months ended September 30, 2021.  As a percentage of total revenues, gross profit decreased to 56.7% during the six months ended September 30, 2022, from 58.1% during the six months ended September 30, 2021, primarily due to increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $8.0 million, or 2.8%, during the six months ended September 30, 2022 versus the six months ended September 30, 2021. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 56.2% during the six months ended September 30, 2022 from 57.9% during the six months ended September 30, 2021, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $12.4 million, or 40.4%, during the six months ended September 30, 2022 versus the six months ended September 30, 2021. As a percentage of International OTC Healthcare revenues, gross profit increased to 59.9% during the six months ended September 30, 2022 from 59.7% during the six months ended September 30, 2021, primarily due to product mix, partially offset by increased supply chain costs.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2022	%	2021	%	Amount	%
North American OTC Healthcare	$203,390	41.1	$214,371	43.4	$(10,981)	(5.1)
International OTC Healthcare	33,968	47.3	22,184	43.3	11,784	53.1
	$237,358	41.9	$236,555	43.4	$803	0.3

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $11.0 million, or 5.1%, during the six months ended September 30, 2022 versus the six months ended September 30, 2021. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 41.1% during the six months ended September 30, 2022 from 43.4% during the six months ended September 30, 2021. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above, as well as an increase in advertising and marketing spend in the six months ended September 30, 2022.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $11.8 million, or 53.1%, during the six months ended September 30, 2022 versus the six months ended September 30, 2021. As a percentage of International OTC Healthcare revenues, contribution margin increased to 47.3% during the six months ended September 30, 2022 from 43.3% during the six months ended September 30, 2021. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit margin noted above.

General and Administrative
General and administrative expenses were $53.2 million for the six months ended September 30, 2022 and $54.7 million for the six months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to acquisition costs in the prior period associated with the Akorn acquisition, partially offset by increases in professional fees and compensation costs in the six months ended September 30, 2022.

Depreciation and Amortization
Depreciation and amortization expenses were $12.8 million for the six months ended September 30, 2022 and $11.9 million for the six months ended September 30, 2021. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands purchased in conjunction with the Akorn and Zaditen acquisitions.

Interest Expense, Net
Interest expense, net was $32.3 million during the six months ended September 30, 2022 versus $31.4 million during the six months ended September 30, 2021. The average indebtedness decreased to $1.5 billion during the six months ended September 30, 2022 from $1.6 billion during the six months ended September 30, 2021. The average cost of borrowing increased to 4.3% for the six months ended September 30, 2022 compared to 4.0% for the six months ended September 30, 2021.

Loss on Extinguishment of Debt
During the six months ended September 30, 2021, we recorded a loss on extinguishment of debt of $2.1 million related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The provision for income taxes during the six months ended September 30, 2022 was $31.2 million versus $32.9 million during the six months ended September 30, 2021.  The effective tax rate during the six months ended September 30, 2022 was 22.7% versus 24.2% during the six months ended September 30, 2021. The decrease in the effective tax rate for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 was due to the impact of discrete items primarily pertaining to state tax rate legislative changes and share-based compensation.
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

As of September 30, 2022, we had cash and cash equivalents of $42.4 million, an increase of $15.3 million from March 31, 2022. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2022	2021	$ Change
Cash provided by (used in):
Operating Activities	$115,787	$130,499	$(14,712)
Investing Activities	(3,423)	(232,989)	229,566
Financing Activities	(95,330)	114,184	(209,514)
Effects of exchange rate changes on cash and cash equivalents	(1,777)	(1,178)	(599)
Net change in cash and cash equivalents	$15,257	$10,516	$4,741

Operating Activities
Net cash provided by operating activities was $115.8 million for the six months ended September 30, 2022, compared to $130.5 million for the six months ended September 30, 2021. The $14.7 million decrease was due to increased working capital, partly offset by an increase in net income before non-cash items.

Investing Activities

Net cash used in investing activities was $3.4 million for the six months ended September 30, 2022, compared to $233.0 million for the six months ended September 30, 2021. The decrease in net cash used in investing activities was due to the purchase of Akorn assets in the six months ended September 30, 2021.

Financing Activities
Net cash used in financing activities was $95.3 million for the six months ended September 30, 2022, compared to net cash provided by financing activities of $114.2 million for the six months ended September 30, 2021. This change was primarily due to lower net borrowings of $162.0 million, and the repurchase of shares of our common stock in conjunction with our share repurchase program of $50.0 million in the six months ended September 30, 2022.

Capital Resources

As of September 30, 2022, we had an aggregate of $1.5 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes, which mature on January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes, which mature on April 1, 2031; and
•$455.0 million of borrowings under the 2012 Term B-5 Loans due July 1, 2028.

As of September 30, 2022, we had a no outstanding balance on our 2012 ABL Revolver and a borrowing capacity of $149.1 million.

During the year ended March 31, 2022, we made required repayments of $1.5 million as well as voluntary principal payments of $103.5 million against the outstanding balance under our 2012 Term Loan. During the six months ended September 30, 2022, we made a voluntary principal repayment of $40.0 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2023 (remaining six months ending March 31, 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	1,455,000
$1,455,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2022 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2022 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2022 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2022, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  There were no material changes to our critical accounting policies during the six months ended September 30, 2022.

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
•Disruptions of supply of sourced goods or components;
•The impact of the COVID-19 pandemic or other disease outbreaks on global economic conditions, consumer demand, retailer product availability, and business operations including manufacturing, supply chain and distribution;
•The high level of competition in our industry and markets;
•The success of new product introductions, line extensions, increased spending on advertising and marketing support, and other new sales and marketing strategies;
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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At September 30, 2022, approximately $455.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2022 of approximately $1.2 million and $2.4 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2022, approximately 13.1% and 13.3%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2021, approximately 11.8% and 12.1%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2022 and 2021. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.6 million for the three months ended September 30, 2022 and approximately $4.8 million for the six months ended September 30, 2022. It represented a less than 5.0% impact on pre-tax income of approximately $1.8 million for the three months ended September 30, 2021 and approximately $3.4 million for the six months ended September 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2022.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	—	$—	—	$12,273,063
August 1 to August 31, 2022	63,872	$53.40	63,872	$8,862,158
September 1 to September 30, 2022	172,809	$51.28	172,809	$—
Total	236,681		236,681
(a) These purchases were made pursuant to our share repurchase program, which was announced in May 2022 and permits the repurchase of up to $50.0 million of our common stock through May 2023.

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

10.1	Form of Award Agreement for Non-Employee Director Restricted Stock Units for grants beginning Fiscal 2023. #

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated herein by reference.
#	Represents a compensatory plan.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 3, 2022	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)