Form 10-Q
period 2022-12-31
Prestige Consumer Healthcare Inc.
filed 2023-02-02
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Yes ☐ No ☒
As of January 27, 2023, there were 49,687,668 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues
Net sales	$275,495	$274,454	$841,783	$819,843
Other revenues	29	16	73	33
Total revenues	275,524	274,470	841,856	819,876

Cost of Sales
Cost of sales excluding depreciation	123,251	117,604	364,631	342,661
Cost of sales depreciation	1,871	1,806	5,695	5,431
Cost of sales	125,122	119,410	370,326	348,092
Gross profit	150,402	155,060	471,530	471,784

Operating Expenses
Advertising and marketing	30,423	40,239	114,193	120,408
General and administrative	26,536	25,983	79,688	80,706
Depreciation and amortization	6,259	6,244	19,067	18,176
Total operating expenses	63,218	72,466	212,948	219,290
Operating income	87,184	82,594	258,582	252,494

Other expense
Interest expense, net	17,917	16,924	50,188	48,314
Loss on extinguishment of debt	—	—	—	2,122
Other expense, net	1,150	177	2,787	565
Total other expense, net	19,067	17,101	52,975	51,001
Income before income taxes	68,117	65,493	205,607	201,493
Provision for income taxes	16,166	15,278	47,361	48,198
Net income	$51,951	$50,215	$158,246	$153,295

Earnings per share:
Basic	$1.05	$1.00	$3.17	$3.05
Diluted	$1.04	$0.99	$3.14	$3.02

Weighted average shares outstanding:
Basic	49,693	50,303	49,919	50,225
Diluted	50,186	50,935	50,392	50,799

Comprehensive income, net of tax:
Currency translation adjustments	6,970	652	(9,667)	(5,037)
Unrealized gain on interest rate swaps	—	561	—	1,631
Net loss on termination of pension plan	—	—	(790)	—
Total other comprehensive income (loss)	6,970	1,213	(10,457)	(3,406)
Comprehensive income	$58,921	$51,428	$147,789	$149,889
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2022	March 31, 2022

Assets
Current assets
Cash and cash equivalents	$86,358	$27,185
Accounts receivable, net of allowance of $21,370 and $19,720, respectively	157,081	139,330
Inventories	158,522	120,342
Prepaid expenses and other current assets	6,886	6,410
Total current assets	408,847	293,267

Property, plant and equipment, net	69,569	71,300
Operating lease right-of-use assets	16,410	20,372
Finance lease right-of-use assets, net	4,864	6,858
Goodwill	576,602	578,976
Intangible assets, net	2,670,328	2,696,635
Other long-term assets	3,154	3,273
Total Assets	$3,749,774	$3,670,681

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	64,254	55,760
Accrued interest payable	15,267	4,437
Operating lease liabilities, current portion	6,858	6,360
Finance lease liabilities, current portion	2,814	2,752
Other accrued liabilities	70,983	74,113
Total current liabilities	160,176	143,422

Long-term debt, net	1,424,095	1,476,658
Deferred income tax liabilities	455,826	444,917
Long-term operating lease liabilities, net of current portion	11,559	16,088
Long-term finance lease liabilities, net of current portion	2,383	4,501
Other long-term liabilities	8,872	7,484
Total Liabilities	2,062,911	2,093,070

Commitments and Contingencies — Note 17

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 54,852 shares at December 31, 2022 and 54,430 shares at March 31, 2022	548	544
Additional paid-in capital	532,508	515,583
Treasury stock, at cost - 5,165 shares at December 31, 2022 and 4,151 shares at March 31, 2022	(189,114)	(133,648)
Accumulated other comprehensive loss, net of tax	(29,489)	(19,032)
Retained earnings	1,372,410	1,214,164
Total Stockholders' Equity	1,686,863	1,577,611
Total Liabilities and Stockholders' Equity	$3,749,774	$3,670,681
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2022	54,690	$547	$524,392	5,164	$(189,098)	$(36,459)	$1,320,459	$1,619,841
Stock-based compensation	—	—	2,433	—	—	—	—	2,433
Exercise of stock options	161	1	5,683	—	—	—	—	5,684
Issuance of shares related to restricted stock	1	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	1	(16)	—	—	(16)
Net income	—	—	—	—	—	—	51,951	51,951
Comprehensive income	—	—	—	—	—	6,970	—	6,970
Balances at December 31, 2022	54,852	$548	$532,508	5,165	$(189,114)	$(29,489)	$1,372,410	$1,686,863

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2021	54,247	$542	$507,310	4,151	$(133,648)	$(24,420)	$1,111,863	$1,461,647
Stock-based compensation	—	—	2,234	—	—	—	—	2,234
Exercise of stock options	103	1	3,010	—	—	—	—	3,011
Net income	—	—	—	—	—	—	50,215	50,215
Comprehensive income	—	—	—	—	—	1,213	—	1,213
Balances at December 31, 2021	54,350	$543	$512,554	4,151	$(133,648)	$(23,207)	$1,162,078	$1,518,320

	Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611
Stock-based compensation	—	—	9,756	—	—	—	—	9,756
Exercise of stock options	200	2	7,171	—	—	—	—	7,173
Issuance of shares related to restricted stock	222	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,014	(55,466)	—	—	(55,466)
Net income	—	—	—	—	—	—	158,246	158,246
Comprehensive loss	—	—	—	—	—	(10,457)	—	(10,457)
Balances at December 31, 2022	54,852	$548	$532,508	5,165	$(189,114)	$(29,489)	$1,372,410	$1,686,863

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298
Stock-based compensation	—	—	7,331	—	—	—	—	7,331
Exercise of stock options	191	1	5,717	—	—	—	—	5,718
Issuance of shares related to restricted stock	160	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	153,295	153,295
Comprehensive loss	—	—	—	—	—	(3,406)	—	(3,406)
Balances at December 31, 2021	54,350	$543	$512,554	4,151	$(133,648)	$(23,207)	$1,162,078	$1,518,320
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2022	2021
Operating Activities
Net income	$158,246	$153,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,762	23,607
Loss on disposal of property and equipment	171	79
Deferred income taxes	14,021	11,296
Amortization of debt origination costs	2,613	2,811
Stock-based compensation costs	9,756	7,331
Loss on extinguishment of debt	—	2,122
Non-cash operating lease cost	4,697	5,034
Other	447	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(17,078)	(21,848)
Inventories	(38,587)	14,650
Prepaid expenses and other current assets	(596)	(5,622)
Accounts payable	8,892	(6,079)
Accrued liabilities	8,345	15,053
Operating lease liabilities	(4,941)	(4,807)
Other	(19)	(126)
Net cash provided by operating activities	170,729	196,796

Investing Activities
Purchases of property, plant and equipment	(5,226)	(6,481)
Acquisition of Akorn	—	(246,914)
Other	—	177
Net cash used in investing activities	(5,226)	(253,218)

Financing Activities
Term loan repayments	(55,000)	(545,000)
Proceeds from refinancing of Term Loan	—	597,000
Borrowings under revolving credit agreement	20,000	85,000
Repayments under revolving credit agreement	(20,000)	(85,000)
Payments of debt costs	—	(6,111)
Payments of finance leases	(2,058)	(2,145)
Proceeds from exercise of stock options	7,173	5,718
Fair value of shares surrendered as payment of tax withholding	(5,466)	(2,916)
Repurchase of common stock	(50,000)	—
Net cash (used in) provided by financing activities	(105,351)	46,546
Effects of exchange rate changes on cash and cash equivalents	(979)	(1,408)
Increase (decrease) in cash and cash equivalents	59,173	(11,284)
Cash and cash equivalents - beginning of period	27,185	32,302
Cash and cash equivalents - end of period	$86,358	$21,018
Interest paid	$36,716	$36,279
Income taxes paid	$27,632	$42,977
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. In fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio; however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2023) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2022 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2023.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and also issued subsequent amendments to the initial guidance (collectively, "Topic 848"). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when relevant contracts are modified upon transition to alternate reference rates, but no later than December 31, 2024. The adoption of the standard is not expected to have a material effect on our Consolidated Financial Statements.

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

3.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2022	March 31, 2022
Components of Inventories
Packaging and raw materials	$20,306	$16,984
Work in process	453	338
Finished goods	137,763	103,020
Inventories	$158,522	$120,342

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.5 million at December 31, 2022 and $4.9 million at March 31, 2022 related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2022
Goodwill	$712,002	$32,272	$744,274
Accumulated impairment loss	(163,711)	(1,587)	(165,298)
Balance - March 31, 2022	548,291	30,685	578,976
Adjustment related to acquisition	(550)	—	(550)
Effects of foreign currency exchange rates	—	(1,824)	(1,824)
Balance - December 31, 2022
Goodwill	711,452	30,448	741,900
Accumulated impairment loss	(163,711)	(1,587)	(165,298)
Balance - December 31, 2022	$547,741	$28,861	$576,602

As discussed in Note 2, on July 1, 2021, we completed the acquisition of certain assets from Akorn. In connection with this acquisition, we recorded goodwill of $1.1 million based on the amount by which the purchase price exceeded the estimate of the fair value of the net assets acquired.

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2022, and we recorded impairment charges to goodwill of $0.3 million in our March 31, 2022 financial statements. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2022 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, or the potential impacts of COVID-19, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. For example, the significant increase in interest rates over the last fiscal year, if sustained at year-end, will significantly impact the discount rate we use in our year-end analysis, impacting the final analysis of many of our brands. If these assumptions are adversely affected, we may be required to record impairment charges in the future. We continuously monitor events that could trigger an interim impairment analysis, which included the impact of COVID-19, supply chain constraints, labor shortages, and inflation for the period ended December 31, 2022.

As of December 31, 2022, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2022	$2,476,559	$436,174	$2,912,733
Effects of foreign currency exchange rates	(7,646)	(1,993)	(9,639)
Balance — December 31, 2022	2,468,913	434,181	2,903,094

Accumulated Amortization
Balance — March 31, 2022	—	216,098	216,098
Additions	—	16,865	16,865
Effects of foreign currency exchange rates	—	(197)	(197)
Balance — December 31, 2022	—	232,766	232,766

Intangible assets, net - December 31, 2022	$2,468,913	$201,415	$2,670,328

On July 1, 2021, we completed the acquisition of certain assets from Akorn (see Note 2), and on December 15, 2021, our Australian subsidiary acquired the rights to the Zaditen brand in certain territories from Novartis Pharma AG. In connection with these acquisitions, we allocated $225.4 million to intangible assets for Akorn and $18.1 million for Zaditen.

Amortization expense was $5.6 million and $16.9 million for the three and nine months ended December 31, 2022, respectively, and $5.4 million and $15.6 million for the three and nine months ended December 31, 2021, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 30 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2023 (remaining three months ended March 31, 2023)	$5,619
2024	22,434
2025	20,382
2026	18,134
2027	16,493
Thereafter	118,353
$201,415

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

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate utilized in the analyses, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. For example, the significant increase in interest rates over the last fiscal year, if sustained at year-end, will significantly impact the discount rate we use in our year-end analysis, impacting the final analysis of many of our brands. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of COVID-19, supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future.

As of December 31, 2022, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and nine months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$665	$642	$1,994	$1,926
Interest on lease liabilities	41	57	136	186
Operating lease cost	1,621	1,651	4,872	5,021
Short term lease cost	35	30	120	76
Variable lease cost	14,727	9,770	43,742	33,419
Total net lease cost	$17,089	$12,150	$50,864	$40,628

As of December 31, 2022, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2023 (Remaining three months ending March 31, 2023)	$2,121	$730	$2,851
2024	7,017	2,923	9,940
2025	4,750	1,509	6,259
2026	2,264	96	2,360
2027	1,886	80	1,966
Thereafter	1,685	—	1,685
Total undiscounted lease payments	19,723	5,338	25,061
Less amount of lease payments representing interest	(1,306)	(141)	(1,447)
Total present value of lease payments	$18,417	$5,197	$23,614

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)
Operating leases	3.43
Finance leases	1.92
Weighted average discount rate
Operating leases	3.29%
Finance leases	2.95%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2022	March 31, 2022
Accrued marketing costs	$35,936	$36,149
Accrued compensation costs	10,436	19,587
Accrued broker commissions	1,474	1,179
Income taxes payable	6,973	2,670
Accrued professional fees	4,179	4,150
Accrued production costs	5,435	3,686
Other accrued liabilities	6,550	6,692
	$70,983	$74,113

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2022	March 31, 2022
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028.	440,000	495,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	—
Long-term debt	1,440,000	1,495,000
Less: unamortized debt costs	(15,905)	(18,342)
Long-term debt, net	$1,424,095	$1,476,658

At December 31, 2022, we had no balance outstanding on the 2012 ABL Revolver, and a borrowing capacity of $155.3 million.

As of December 31, 2022, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans, 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2023 (remaining three months ending March 31, 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	1,440,000
$1,440,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at December 31, 2022 and March 31, 2022.

	December 31, 2022		March 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior Notes	$600,000	$496,500	$600,000	$534,000
2019 Senior Notes	400,000	379,000	400,000	397,000
2012 Term B-5 Loans	440,000	437,800	495,000	493,144

At December 31, 2022 and March 31, 2022, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Derivative Instruments

Changes in interest rates expose us to risks. To help us manage these risks, in January 2020 we entered into an interest rate swap to hedge a total of $200.0 million of our variable interest debt, which settled on January 31, 2022. We do not use derivatives for trading purposes.

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

		Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	Location	2022	2021	2022	2021
Gain Recognized in Other Comprehensive Loss (effective portion)	Other comprehensive income (loss)	$—	$561	$—	$1,631
Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense	$—	$(735)	$—	$(2,185)

11.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2022.

During the three and nine months ended December 31, 2022 and 2021, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	303	—	99,522	63,614
Average price per share	$50.63	$—	$54.92	$46.04
Total amount repurchased	$0.02 million	$—	$5.5 million	$2.9 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—	—	914,236	—
Average price per share	$—	$—	$54.69	$—
Total amount repurchased	$—	$—	$50.0 million	$—

12.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2022 and March 31, 2022:

(In thousands)	December 31, 2022	March 31, 2022
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(29,871)	$(20,204)
Unrecognized net gain on pension plans, net of tax of $(114) and $(350), respectively	382	1,172
Accumulated other comprehensive loss, net of tax	$(29,489)	$(19,032)

As of December 31, 2022 and March 31, 2022, no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income	$51,951	$50,215	$158,246	$153,295

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,693	50,303	49,919	50,225
Dilutive effect of unvested restricted stock units and options issued to employees and directors	493	632	473	574
Denominator for diluted earnings per share	50,186	50,935	50,392	50,799

Earnings per Common Share:
Basic earnings per share	$1.05	$1.00	$3.17	$3.05

Diluted earnings per share	$1.04	$0.99	$3.14	$3.02

For the three months ended December 31, 2022 and 2021, there were 0.2 million shares and a nominal amount of shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2022 and 2021, there were 0.4 million shares and 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

14.    Stock-Based Compensation

In connection with our initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (the “2005 Plan”), which provided for grants of up to a maximum of 5.0 million shares of restricted stock, stock options, RSUs and other equity-based awards. In June 2014, the Board of Directors approved, and in July 2014, our stockholders ratified, an increase of an additional 1.8 million shares of our common stock for issuance under the 2005 Plan, among other changes.

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

The following table provides information regarding our stock-based compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Pre-tax stock-based compensation costs charged against income	$2,433	$2,234	$9,756	$7,331
Income tax benefit recognized on compensation costs	$49	$132	$924	$644
Total fair value of options and RSUs vested during the period	$63	$—	$10,352	$7,943
Cash received from the exercise of stock options	$5,684	$3,011	$7,173	$5,718
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$731	$789	$3,626	$2,860

At December 31, 2022, there were $3.9 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years. At December 31, 2022, there were $11.4 million of unrecognized compensation costs related to unvested RSUs and PSUs under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.7 years.

At December 31, 2022, there were 2.2 million shares available for issuance under the 2020 Plan.

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
Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2021
Unvested at March 31, 2021	457.0	$33.52
Granted	170.8	45.32
Vested	(162.3)	32.99
Forfeited	(24.6)	30.54
Unvested at December 31, 2021	440.9	38.45
Vested at December 31, 2021	152.3	33.92

Nine Months Ended December 31, 2022
Unvested at March 31, 2022	440.9	$38.45
Granted	151.0	55.03
Incremental performance shares	42.4	—
Vested	(223.4)	32.09
Forfeited	(1.9)	49.51
Unvested at December 31, 2022	409.0	47.17
Vested at December 31, 2022	108.5	36.54
Options

The fair value of each award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Nine Months Ended December 31,
	2022	2021
Expected volatility	30.8% - 30.9%	31.1% - 31.9%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	2.8% to 2.9%	1.0% to 1.3%
Weighted average grant date fair value of options granted	$20.10	$14.87

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2021
Outstanding at March 31, 2021	1,114.9	$37.92
Granted	234.2	44.74
Exercised	(191.3)	29.90
Forfeited	(13.7)	37.83
Expired	(8.5)	56.63
Outstanding at December 31, 2021	1,135.6	40.54	6.8	$22,833
Vested at December 31, 2021	656.0	40.65	5.5	$13,122

Nine Months Ended December 31, 2022
Outstanding at March 31, 2022	1,100.9	$40.62
Granted	197.6	54.48
Exercised	(200.2)	35.82
Forfeited	(10.3)	49.53
Expired	(0.8)	44.33
Outstanding at December 31, 2022	1,087.2	43.94	6.7	$20,289
Vested at December 31, 2022	670.5	41.18	5.4	$14,360

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2022 was $4.9 million.

15.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.7% and 23.3% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rates used in the calculation of income taxes were 23.0% and 23.9% for the nine months ended December 31, 2022 and 2021, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 was due to discrete items primarily pertaining to state tax rate legislative changes and stock-based compensation.

16.     Employee Retirement Plans

The primary components of Net Periodic Benefits consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Interest cost	$30	$278	$390	$834
Expected return on assets	—	(290)	(252)	(870)
Net periodic benefit expense (income)	$30	$(12)	$138	$(36)

During the nine months ended December 31, 2022, we contributed $0.3 million to our non-qualified defined benefit plan and made no contributions to the qualified defined benefit plan. During the remainder of fiscal 2023, we expect to contribute an additional $0.1 million to our non-qualified plan and to make no contributions to the qualified plan.

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

18.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and nine months ended December 31, 2022, approximately 36.9% and 38.7%, respectively, of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2021, approximately 39.6% and 41.7%, respectively, of our gross revenues were derived from our five top selling brands. One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. Walmart accounted for approximately 19.9% and 19.8%, respectively, of our gross revenues for the three and nine months ended December 31, 2022. Walmart accounted for approximately 20.2% and 20.9%, respectively, of our gross revenues for the three and nine months ended December 31, 2021. An additional customer, Walgreens, accounted for approximately 10.4% of our gross revenues for the third quarter of the prior fiscal year.

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

At December 31, 2022, we had relationships with 133 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 70.5% of gross sales for the nine months ended December 31, 2022. At December 31, 2021, we had relationships with 127 third-party manufacturers.  Of those, we had long-term contracts with 24 manufacturers that produced items that accounted for approximately 68.6% of gross sales for the nine months ended December 31, 2021. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$236,884	$38,640	$275,524
Cost of sales	110,554	14,568	125,122
Gross profit	126,330	24,072	150,402
Advertising and marketing	24,831	5,592	30,423
Contribution margin	$101,499	$18,480	119,979
Other operating expenses			32,795
Operating income			$87,184
* Intersegment revenues of $1.1 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$731,456	$110,400	$841,856
Cost of sales	327,008	43,318	370,326
Gross profit	404,448	67,082	471,530
Advertising and marketing	99,559	14,634	114,193
Contribution margin	$304,889	$52,448	357,337
Other operating expenses			98,755
Operating income			$258,582
* Intersegment revenues of $2.8 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$240,857	$33,613	$274,470
Cost of sales	106,790	12,620	119,410
Gross profit	134,067	20,993	155,060
Advertising and marketing	34,907	5,332	40,239
Contribution margin	$99,160	$15,661	114,821
Other operating expenses			32,227
Operating income			$82,594
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$734,978	$84,898	$819,876
Cost of sales	314,817	33,275	348,092
Gross profit	420,161	51,623	471,784
Advertising and marketing	106,630	13,778	120,408
Contribution margin	$313,531	$37,845	351,376
Other operating expenses			98,882
Operating income			$252,494
* Intersegment revenues of $2.4 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,396	$648	$30,044
Cough & Cold	31,246	6,336	37,582
Women's Health	53,918	4,138	58,056
Gastrointestinal	38,194	18,555	56,749
Eye & Ear Care	32,653	5,229	37,882
Dermatologicals	27,223	978	28,201
Oral Care	21,371	2,738	24,109
Other OTC	2,883	18	2,901
Total segment revenues	$236,884	$38,640	$275,524

	Nine Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$89,943	$1,642	$91,585
Cough & Cold	76,896	19,775	96,671
Women's Health	174,481	13,750	188,231
Gastrointestinal	119,533	48,619	168,152
Eye & Ear Care	109,225	14,699	123,924
Dermatologicals	89,550	2,886	92,436
Oral Care	63,597	8,988	72,585
Other OTC	8,231	41	8,272
Total segment revenues	$731,456	$110,400	$841,856

	Three Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$30,805	$225	$31,030
Cough & Cold	25,861	5,864	31,725
Women's Health	61,826	3,741	65,567
Gastrointestinal	34,830	16,423	51,253
Eye & Ear Care	35,996	3,572	39,568
Dermatologicals	26,589	777	27,366
Oral Care	22,202	3,007	25,209
Other OTC	2,748	4	2,752
Total segment revenues	$240,857	$33,613	$274,470

	Nine Months Ended December 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$93,569	$1,027	$94,596
Cough & Cold	62,928	15,717	78,645
Women's Health	190,094	11,030	201,124
Gastrointestinal	115,160	35,268	150,428
Eye & Ear Care	109,801	10,018	119,819
Dermatologicals	90,104	2,555	92,659
Oral Care	66,062	9,274	75,336
Other OTC	7,260	9	7,269
Total segment revenues	$734,978	$84,898	$819,876

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. In fiscal 2022, we experienced solid consumer consumption and share gains across most of our brand portfolio; however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

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

Results of Operations

Three Months Ended December 31, 2022 compared to the Three Months Ended December 31, 2021

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2022	%	2021	%	Amount	%
North American OTC Healthcare
Analgesics	$29,396	10.7	$30,805	11.2	$(1,409)	(4.6)
Cough & Cold	31,246	11.3	25,861	9.4	5,385	20.8
Women's Health	53,918	19.5	61,826	22.6	(7,908)	(12.8)
Gastrointestinal	38,194	13.9	34,830	12.7	3,364	9.7
Eye & Ear Care	32,653	11.9	35,996	13.1	(3,343)	(9.3)
Dermatologicals	27,223	9.9	26,589	9.7	634	2.4
Oral Care	21,371	7.8	22,202	8.1	(831)	(3.7)
Other OTC	2,883	1.0	2,748	1.0	135	4.9
Total North American OTC Healthcare	236,884	86.0	240,857	87.8	(3,973)	(1.6)

International OTC Healthcare
Analgesics	$648	0.2	$225	0.1	423	188.0
Cough & Cold	6,336	2.3	5,864	2.1	472	8.0
Women's Health	4,138	1.5	3,741	1.4	397	10.6
Gastrointestinal	18,555	6.6	16,423	5.9	2,132	13.0
Eye & Ear Care	5,229	2.0	3,572	1.3	1,657	46.4
Dermatologicals	978	0.4	777	0.3	201	25.9
Oral Care	2,738	1.0	3,007	1.1	(269)	(8.9)
Other OTC	18	—	4	—	14	350.0
Total International OTC Healthcare	38,640	14.0	33,613	12.2	5,027	15.0

Total Consolidated	$275,524	100.0	$274,470	100.0	$1,054	0.4

Total revenues for the three months ended December 31, 2022 were $275.5 million, an increase of $1.1 million, or 0.4%, versus the three months ended December 31, 2021.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $4.0 million, or 1.6%, during the three months ended December 31, 2022 versus the three months ended December 31, 2021. The $4.0 million decrease was primarily attributable to a decline in sales in the Women's Health and Eye & Ear categories, partially offset by an increase in sales in the Cough & Cold and Gastrointestinal categories.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $5.0 million, or 15.0%, during the three months ended December 31, 2022 versus the three months ended December 31, 2021. The $5.0 million increase was mainly attributable to increased consumer demand across the segment's key brands, largely as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2022	%	2021	%	Amount	%
North American OTC Healthcare	$126,330	53.3	$134,067	55.7	$(7,737)	(5.8)
International OTC Healthcare	24,072	62.3	20,993	62.5	3,079	14.7
	$150,402	54.6	$155,060	56.5	$(4,658)	(3.0)

Gross profit for the three months ended December 31, 2022 decreased $4.7 million, or 3.0%, when compared with the three months ended December 31, 2021.  As a percentage of total revenues, gross profit decreased to 54.6% during the three months ended December 31, 2022, from 56.5% during the three months ended December 31, 2021. The decrease in gross profit as a percentage of revenues was primarily a result of increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $7.7 million, or 5.8%, during the three months ended December 31, 2022 versus the three months ended December 31, 2021. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 53.3% during the three months ended December 31, 2022 from 55.7% during the three months ended December 31, 2021, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $3.1 million, or 14.7%, during the three months ended December 31, 2022 versus the three months ended December 31, 2021. As a percentage of International OTC Healthcare revenues, gross profit decreased slightly to 62.3% during the three months ended December 31, 2022 from 62.5% during the three months ended December 31, 2021, primarily due to increased supply chain costs, partly offset by product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2022	%	2021	%	Amount	%
North American OTC Healthcare	$101,499	42.8	$99,160	41.2	$2,339	2.4
International OTC Healthcare	18,480	47.8	15,661	46.6	2,819	18.0
	$119,979	43.5	$114,821	41.8	$5,158	4.5

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $2.3 million, or 2.4%, during the three months ended December 31, 2022 versus the three months ended December 31, 2021. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 42.8% during the three months ended December 31, 2022 from 41.2% during the three months ended December 31, 2021. The contribution margin increase as a percentage of revenues was primarily due to lower advertising and marketing spend in the three months ended December 31, 2022, partly offset by the decrease in gross profit discussed above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $2.8 million, or 18.0%, during the three months ended December 31, 2022 versus the three months ended December 31, 2021. As a percentage of International OTC Healthcare revenues, contribution margin increased to 47.8% during the three months ended December 31, 2022 from 46.6% during the three months ended December 31, 2021. The contribution margin increase as a percentage of revenues was primarily due to lower advertising and marketing spend as a percent of net sales.

General and Administrative
General and administrative expenses were $26.5 million for the three months ended December 31, 2022 and $26.0 million for the three months ended December 31, 2021. The increase in general and administrative expenses was primarily due to increased compensation costs, partially offset by a decrease in professional fees and acquisition costs incurred in the prior period associated with the Akorn acquisition.

Depreciation and Amortization
Depreciation and amortization expenses remained relatively flat at $6.3 million for the three months ended December 31, 2022 compared to $6.2 million for the three months ended December 31, 2021.

Interest Expense, Net
Interest expense, net was $17.9 million during the three months ended December 31, 2022 versus $16.9 million during the three months ended December 31, 2021. The average indebtedness decreased to $1.4 billion during the three months ended December 31, 2022 from $1.6 billion during the three months ended December 31, 2021. The average cost of borrowing increased to 5.0% for the three months ended December 31, 2022 from 4.2% for the three months ended December 31, 2021.

Income Taxes
The provision for income taxes during the three months ended December 31, 2022 was $16.2 million versus $15.3 million during the three months ended December 31, 2021.  The effective tax rate during the three months ended December 31, 2022 was 23.7% versus 23.3% during the three months ended December 31, 2021. The increase in the effective tax rate for the three months ended December 31, 2022 was due to the impact of discrete items primarily pertaining to stock-based compensation.

Results of Operations

Nine Months Ended December 31, 2022 compared to the Nine Months Ended December 31, 2021

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2022 and 2021.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2022	%	2021	%	Amount	%
North American OTC Healthcare
Analgesics	$89,943	10.7	$93,569	11.4	$(3,626)	(3.9)
Cough & Cold	76,896	9.1	62,928	7.7	13,968	22.2
Women's Health	174,481	20.7	190,094	23.1	(15,613)	(8.2)
Gastrointestinal	119,533	14.2	115,160	14.0	4,373	3.8
Eye & Ear Care	109,225	13.0	109,801	13.4	(576)	(0.5)
Dermatologicals	89,550	10.6	90,104	11.0	(554)	(0.6)
Oral Care	63,597	7.6	66,062	8.1	(2,465)	(3.7)
Other OTC	8,231	1.0	7,260	0.9	971	13.4
Total North American OTC Healthcare	731,456	86.9	734,978	89.6	(3,522)	(0.5)

International OTC Healthcare
Analgesics	1,642	0.2	1,027	0.1	615	59.9
Cough & Cold	19,775	2.4	15,717	2.0	4,058	25.8
Women's Health	13,750	1.6	11,030	1.3	2,720	24.7
Gastrointestinal	48,619	5.8	35,268	4.4	13,351	37.9
Eye & Ear Care	14,699	1.7	10,018	1.2	4,681	46.7
Dermatologicals	2,886	0.3	2,555	0.3	331	13.0
Oral Care	8,988	1.1	9,274	1.1	(286)	(3.1)
Other OTC	41	—	9	—	32	355.6
Total International OTC Healthcare	110,400	13.1	84,898	10.4	25,502	30.0

Total Consolidated	$841,856	100.0	$819,876	100.0	$21,980	2.7

Total revenues for the nine months ended December 31, 2022 were $841.9 million, an increase of $22.0 million, or 2.7%, versus the nine months ended December 31, 2021.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $3.5 million, or 0.5%, during the nine months ended December 31, 2022 versus the nine months ended December 31, 2021. The $3.5 million decrease was primarily attributable to a decline in sales in the Women's Health category, partially offset by an increase in sales in the Cough & Cold category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $25.5 million, or 30.0%, during the nine months ended December 31, 2022 versus the nine months ended December 31, 2021. The $25.5 million increase was mainly attributable to increased sales in our Australian business of the Hydralyte brand (included in the Gastrointestinal category) as a result of easing COVID-19 restrictions, as well as an increase in consumer illnesses.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2022	%	2021	%	Amount	%
North American OTC Healthcare	$404,448	55.3	$420,161	57.2	$(15,713)	(3.7)
International OTC Healthcare	67,082	60.8	51,623	60.8	15,459	29.9
	$471,530	56.0	$471,784	57.5	$(254)	(0.1)

Gross profit for the nine months ended December 31, 2022 was relatively flat, decreasing $0.3 million, or 0.1%, when compared with the nine months ended December 31, 2021.  As a percentage of total revenues, gross profit decreased to 56.0% during the nine months ended December 31, 2022, from 57.5% during the nine months ended December 31, 2021, primarily due to increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $15.7 million, or 3.7%, during the nine months ended December 31, 2022 versus the nine months ended December 31, 2021. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 55.3% during the nine months ended December 31, 2022 from 57.2% during the nine months ended December 31, 2021, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $15.5 million, or 29.9%, during the nine months ended December 31, 2022 versus the nine months ended December 31, 2021. As a percentage of International OTC Healthcare revenues, gross profit remained flat at 60.8% during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Increases in supply chain costs were mainly offset by product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2022	%	2021	%	Amount	%
North American OTC Healthcare	$304,889	41.7	$313,531	42.7	$(8,642)	(2.8)
International OTC Healthcare	52,448	47.5	37,845	44.6	14,603	38.6
	$357,337	42.4	$351,376	42.9	$5,961	1.7

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $8.6 million, or 2.8%, during the nine months ended December 31, 2022 versus the nine months ended December 31, 2021. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 41.7% during the nine months ended December 31, 2022 from 42.7% during the nine months ended December 31, 2021. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above, partly offset by a decrease in advertising and marketing spend in the nine months ended December 31, 2022.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $14.6 million, or 38.6%, during the nine months ended December 31, 2022 versus the nine months ended December 31, 2021. As a percentage of International OTC Healthcare revenues, contribution margin increased to 47.5% during the nine months ended December 31, 2022 from 44.6% during the nine months ended December 31, 2021. The contribution margin increase as a percentage of revenues was primarily due to lower advertising and marketing spend as a percent of net sales.

General and Administrative
General and administrative expenses were $79.7 million for the nine months ended December 31, 2022 and $80.7 million for the nine months ended December 31, 2021. The decrease in general and administrative expenses was primarily due to acquisition costs in the prior period associated with the Akorn acquisition, partially offset by increases in compensation costs in the nine months ended December 31, 2022.

Depreciation and Amortization
Depreciation and amortization expenses were $19.1 million for the nine months ended December 31, 2022 and $18.2 million for the nine months ended December 31, 2021. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands purchased in conjunction with our 2022 acquisitions.

Interest Expense, Net
Interest expense, net was $50.2 million during the nine months ended December 31, 2022 versus $48.3 million during the nine months ended December 31, 2021. The average indebtedness decreased to $1.5 billion during the nine months ended December 31, 2022 from $1.6 billion during the nine months ended December 31, 2021. The average cost of borrowing increased to 4.5% for the nine months ended December 31, 2022 compared to 4.1% for the nine months ended December 31, 2021.

Loss on Extinguishment of Debt
During the nine months ended December 31, 2021, we recorded a loss on extinguishment of debt of $2.1 million related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2022 was $47.4 million versus $48.2 million during the nine months ended December 31, 2021.  The effective tax rate during the nine months ended December 31, 2022 was 23.0% versus 23.9% during the nine months ended December 31, 2021. The decrease in the effective tax rate for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 was due to the impact of discrete items primarily pertaining to state tax rate legislative changes and stock-based compensation.
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

As of December 31, 2022, we had cash and cash equivalents of $86.4 million, an increase of $59.2 million from March 31, 2022. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2022	2021	$ Change
Cash provided by (used in):
Operating Activities	$170,729	$196,796	$(26,067)
Investing Activities	(5,226)	(253,218)	247,992
Financing Activities	(105,351)	46,546	(151,897)
Effects of exchange rate changes on cash and cash equivalents	(979)	(1,408)	429
Net change in cash and cash equivalents	$59,173	$(11,284)	$70,457

Operating Activities
Net cash provided by operating activities was $170.7 million for the nine months ended December 31, 2022, compared to $196.8 million for the nine months ended December 31, 2021. The $26.1 million decrease was due to increased working capital, partly offset by an increase in net income before non-cash items.

Investing Activities

Net cash used in investing activities was $5.2 million for the nine months ended December 31, 2022, compared to $253.2 million for the nine months ended December 31, 2021. The decrease in net cash used in investing activities was primarily due to the purchase of Akorn assets in the nine months ended December 31, 2021.

Financing Activities
Net cash used in financing activities was $105.4 million for the nine months ended December 31, 2022, compared to net cash provided by financing activities of $46.5 million for the nine months ended December 31, 2021. This change was primarily due to lower net borrowings of $107.0 million, and the repurchase of shares of our common stock in conjunction with our share repurchase program of $50.0 million in the nine months ended December 31, 2022.

Capital Resources

As of December 31, 2022, we had an aggregate of $1.4 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and
•$440.0 million of borrowings under the 2012 Term B-5 Loans due July 1, 2028.

As of December 31, 2022, we had no outstanding balance on our 2012 ABL Revolver and a borrowing capacity of $155.3 million.

During the year ended March 31, 2022, we made required repayments of $1.5 million as well as voluntary principal payments of $103.5 million against the outstanding balance under our 2012 Term Loan. During the nine months ended December 31, 2022, we made voluntary principal repayments of $55.0 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2023 (remaining three months ending March 31, 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	1,440,000
$1,440,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended December 31, 2022 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2022 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2022 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2022, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2022.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At December 31, 2022, approximately $440.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2022 of approximately $1.1 million and $3.5 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2022, approximately 14.9% and 13.8%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2021, approximately 14.2% and 12.8%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2022 and 2021. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.3 million for the three months ended December 31, 2022 and approximately $7.1 million for the nine months ended December 31, 2022. It represented a less than 5.0% impact on pre-tax income of approximately $1.8 million for the three months ended December 31, 2021 and approximately $5.2 million for the nine months ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2022.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	303	$50.63	—	$—
November 1 to November 30, 2022	—	$—	—	$—
December 1 to December 31, 2022	—	$—	—	$—
Total	303		—
(a) These purchases were made pursuant to our 2020 Plan, which allows for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

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

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated herein by reference.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 2, 2023	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)