Form 10-K
period 2023-03-31
Prestige Consumer Healthcare Inc.
filed 2023-05-05
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2022 was $2,452.0 million.
As of May 1, 2023, the registrant had 49,692,600 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	26

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	(Reserved)	30
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	84

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	85
Item 14.	Principal Accounting Fees and Services	85

Part IV
Item 15.	Exhibits, Financial Statement Schedules	86
Item 16.	Form 10-K Summary	91

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "continue," "future," "seek," "may," "might," "should," "would," "will," "will be," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

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
•The level of success of new product introductions, line extensions, increased spending on advertising and marketing support, and other new sales and marketing strategies;
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
•Acquisitions, dispositions or other strategic transactions diverting managerial resources and creating additional liabilities;
•Actions of government agencies in connection with our manufacturing plant, products, advertising or regulatory matters;
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

For more information, see “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2023”) refers to our fiscal year ended March 31 of that year.

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

•Develop innovative new products;

•Continue to grow our presence in the United States and international markets through acquisitions and organic growth; and

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

The following summarizes the percent of our net revenues by segment:

	March 31,
(In thousands)	2023	2022	2021
Segment:
North American OTC Healthcare	86.3%	89.1%	90.0%
International OTC Healthcare	13.7	10.9	10.0
Total	100.0%	100.0%	100.0%

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Major Brands and Market Position

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 81.9%, 81.4%, and 80.3% of our total revenues for 2023, 2022, and 2021, respectively.

Major Brands	Product Group	Market Position (1)	Market Segment (2)	Brand Information
North American OTC Healthcare: (3)
BC and Goody's	Analgesics	#1	Analgesic Powders	Founded over 90 years ago, the BC and Goody's brands feature over-the-counter, fast-acting pain relief powder
Boudreaux's Butt Paste	Dermatologicals	#3	Baby Ointments	Products include various diaper rash treatments and skin protectants manufactured with high-quality ingredients
Chloraseptic	Cough & Cold	#1	Sore Throat Liquids and Lozenges (Medicated)	Products include sprays and lozenges to relieve sore throats and mouth pain
Clear Eyes	Eye & Ear Care	#2	Redness Relief	Effective line of eye care products that provide soothing comfort, including relief from redness and itchiness
Compound W	Dermatologicals	#1	Wart Removal	Provides safe and effective at-home removal of common and plantar warts
Debrox	Eye & Ear Care	#1	Ear Wax Removal	Provides a safe and gentle way to remove excess ear wax or water from ear canal
DenTek	Oral Care	#3	PEG Oral Care	Products include dental guards, floss picks, interdental brushes, dental repair and kits, and tongue cleaners
Dramamine	Gastrointestinal	#1	Motion Sickness Relief	Includes non-drowsy, kids', original and nausea-free formulas
Fleet	Gastrointestinal	#1	Adult Enemas and Suppositories	Founded in 1869, products include enemas and other laxative products
Gaviscon	Gastrointestinal	#2	Upset Stomach Remedies	Creates a protective foam barrier to help block stomach acid from splashing up into the esophagus
Luden's	Cough & Cold	#3	Cough Drops (Non-Medicated)	Cough drop brand that is over 130 years old and includes a variety of flavors
Monistat	Women's Health	#1	Vaginal Anti-Fungal	Provides fast relief for yeast infections and is available in several different doses
Nix	Dermatologicals	#1	Lice and Parasite Treatments	Effective and safe lice and super lice treatments
Summer's Eve	Women's Health	#1	Feminine Hygiene	Offers a variety of feminine care products including washes, cloths, and sprays
TheraTears	Eye & Ear Care	#3	Dry Eye Relief	Doctor created and recommended brand for dry eye relief
International OTC Healthcare:
Fess	Cough & Cold	#1	Nasal Saline Sprays and Washes	Helps relieve nasal and sinus congestion due to allergy, hay fever, colds and flu
Hydralyte	Gastrointestinal	#1	Oral Rehydration	Relieves symptoms of dehydration and helps replace water and electrolytes lost due to vomiting, diarrhea, heavy sweating, vigorous exercise and occasional hangovers
(1)We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), for the 52-week period ended March 26, 2023. International information was derived from several sources. Fess and Hydralyte data are for the Australian market.
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

Market Position
During 2023, approximately 58.1% of our total revenues were from major brands with a number one market position, compared with approximately 67.5% and 69.2% of total revenues during 2022 and 2021, respectively.  In 2023, these brands included BC and Goody's, Chloraseptic, Compound W, Debrox, Dramamine, Fess, Fleet, Hydralyte, Monistat, Nix, and Summer's Eve.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products. One of our strategies is to broaden the categories in which we participate and increase our share within those categories through ongoing product innovation.  As an example of this philosophy, in 2023 we launched a number of new products, including Summer’s Eve Spa Renewing Wash, Compound W Total Care, Nix Lice Prevention Spray, Tagamet Cool Mint, and Fleet Fresh & Clean Enemas. In 2022, we launched DenTek Fresh Protect Dental Guards, Dramamine Nausea Ginger Chews, BC Max Strength Lemonade-flavored powder, Summer’s Eve Spa Luxurious Wash and Clear Eyes Sensitive. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

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

Increasing Distribution Across Multiple Channels
Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we continue to focus on expanding our reliance on direct sales while reducing our reliance on brokers for our customers.

Pursuing Strategic Acquisitions
Acquisitions are a part of our overall strategy for growing revenue. We have a history of growth through acquisitions. In 2022, we acquired the consumer health business assets from Akorn Operating Company LLC. While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, the strategic fit, availability of capital and relative cost are of the utmost importance in our decision to pursue such opportunities. We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.

Growing Our International Business
International sales beyond the borders of North America represented 13.7%, 10.9% and 10.0% of total revenues in 2023, 2022, and 2021, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues as a proportion of our total revenues will continue to grow over the long-term.

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

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 25 U.S. customers.  We also contract with third-party sales management enterprises that interface directly with many of our remaining customers and report directly to members of our sales management team.  In an effort to ensure continued sales growth, we continue to focus on expanding our reliance on direct sales while reducing our reliance on brokers.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience, club and e-commerce stores.  The following table sets forth the percentage of gross sales for our U.S. customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Sales (1)
Channel of Distribution	2023	2022	2021
Mass	33.6	34.3	34.5
Drug	25.6	25.4	22.4
Food	14.3	13.9	15.0
Dollar	6.5	6.3	7.7
Convenience	3.4	3.5	3.2
Club	1.3	1.6	1.8
Other (2)	15.3	15.0	15.4
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

During 2023, 2022, and 2021, Walmart accounted for approximately 19.7%, 20.5%, and 21.6%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will in the aggregate continue to account for a large portion of our sales.

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

At March 31, 2023, we had relationships with 135 third-party manufacturers.  Of those, we had long-term contracts with 25 manufacturers that produced items that accounted for approximately 69.8% of our gross sales for 2023, compared to 23 manufacturers with long-term contracts that accounted for approximately 69.0% of our gross sales in 2022.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

Some of our other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments. To the extent we rely on purchase orders, rather than supply and manufacturing agreements, to govern our commercial relationships with suppliers, we typically rely on implied warranties with respect to the products manufactured, and we do not have specifically negotiated allocation of risk with these third-party manufacturers. With regard to our products both manufactured under long-term agreements and purchase orders, in periods of high inflation we have experienced and may continue to experience frequent increases in prices of products due to fluctuations in input costs such as raw material, packaging components and labor costs.

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

Warehousing and Distribution

We manage product distribution in the continental United States through one facility, which is owned and operated by GEODIS Logistics LLC ("GEODIS"), a third-party provider since fiscal 2020. GEODIS provides warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) carrier claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) freight payment services.

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

Our branded competitors include, among others, AbbVie Inc., Alcon, Bausch + Lomb, Bayer AG, Combe, Haleon plc, Johnson & Johnson, Mondelez International, Reckitt Benckiser Group plc, Sanofi, Scholl's Wellness Company, Sunstar Group, The Honey Pot Company, and The Procter & Gamble Company.

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

Certain of our U.S. OTC drug products are New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) products and are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations. Moving forward, OTC drug products will fall under the requirements of The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") signed into law on March 27, 2020, which includes the Over-the-Counter Monograph Safety, Innovation, and Reform Act. These new requirements are expected to be delineated by the FDA in the next few years.

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

Nix Lice Control Spray is considered a pesticide under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA. Pesticides under FIFRA are required to be registered with the EPA and contain certain disclosures on the product labels. In addition, the contract manufacturers from which we source these products must be registered with the EPA. Our EPA registered products are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold. Nix Prevention Daily Leave-in Spray is considered a minimum risk pesticide that is exempt from EPA registration, and it is only required to be registered with the states and Washington D.C.

Our Canadian and international business is also subject to product regulations by local regulatory authorities in the various countries where these businesses operate, including regulations regarding manufacturing, labeling, marketing, distribution, sale and storage.

Sustainability and Environmental, Social and Governance (“ESG”) Regulations
We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate. Our operations are subject to U.S. federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations, including periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits as well as a review of documentary information, to determine compliance with such U.S. federal, state, local and foreign laws, rules and regulations. We seek to ensure responsible sourcing of our products and to improve our suppliers’ environmental, labor, health and safety and ethical practices through our Supplier Code of Conduct. We seek to minimize our resource footprint at our locations with a focus on managing waste, water and energy consumption.

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

Impact of Regulations
Compliance with these various regulations has an impact on capital expenditures, earnings and our competitive position. Government regulations in both our U.S. and international markets can delay or prevent the introduction of some of our products. Our failure to comply with these regulations can also result in a product being removed from sale in a particular market, either temporarily or permanently. Additional or shifting governmental regulation has and in the future could also require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Those changes have and will continue to require capital investments in facilities and equipment to meet the requirements, as well as additional product development, material and production costs which may impact our earnings, financial condition and ability to compete. If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties.

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

Seasonality
Our business is generally not seasonal due to our well-diversified portfolio of brands. Advertising and marketing spending to support brands can be high during a specific season, such as summer selling for Clear Eyes and Compound W and the early winter to influence sales of Chloraseptic, Little Remedies, and Luden’s. Given our agility in advertising and marketing support and product diversity, the quarterly timing of this advertising and marketing support and impact to earnings is difficult to predict.

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. In fiscal 2022 and 2023, we experienced solid sales and consumption, with fiscal 2022 benefiting from a significant increase in demand in travel-related categories and channels as well as the Cough & Cold category, previously impacted by COVID-19, however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the COVID-19 pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, the high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

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

We also believe in working productively with one another and with our stakeholders to ensure long-term success. Some of the ways we encourage this is by:

•Recruiting: With employees across the U.S. and the world, we understand the importance of hiring and advancement practices that seek diversity and equality at all levels of the organization as well as talent development.

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

Our Employees
As of March 31, 2023, we had approximately 560 global employees. Approximately 88% of our workforce operates in the United States, 11% in Australia and Asia and 1% in Europe. 71% of our employees are salaried and 29% are paid hourly wages, mostly in production. We employ only a few part time employees. Our workforce is 50% female and 50% male. None of our employees are a party to a collective bargaining agreement. Management believes that our relations with employees are good.

Strategic Development and Empowerment
We encourage all employees to achieve their full potential by participating in our mentorship opportunities, career development programs and Company-provided learning tools. We provide meaningful responsibility and development opportunities to our employees worldwide. We employ a performance management process under which all employees receive reviews that not only assess performance, but identify specific developmental opportunities and learning goals for the individual. By empowering our employees to develop and enhance their skills through enterprise-wide tools, videos and coursework that focus on continuous learning and professional and personal development, we encourage all of our employees to reach their full potential, which in turn helps our organization succeed.

Health and Safety
We are committed to providing a safe work environment for our employees and require employees to share this concern by abiding to rigorous safety measures. To enable this and assure that the message of health, safety and well-being are part of our work culture, we conduct regular training programs at our production facility. We seek to comply with all U.S. federal, state and/or local occupational safety and health standards and report our safety records in accordance with the Occupational Safety and Health Administration ("OSHA"). We also seek to comply with the applicable safety and health standards in all other countries in which we have employees, including Australia, United Kingdom and Singapore.

In March 2020, we implemented protocols in response to the COVID-19 pandemic across all locations, in an effort to ensure both the safety of our employees and compliance with federal and local requirements and guidelines. These protocols and monitoring measures to ensure safety continued through fiscal 2023.

Our Community
We seek to be a responsible corporate citizen and we resolve to live by our principles as we continue to grow our global business. We seek out opportunities to be active members of our communities to enhance the lives of our neighbors and consumers. We encourage employees to become involved in their respective communities, and we enable office locations the freedom to develop programs that are appropriate to their community needs. For example, our corporate headquarters office location traditionally has an annual “Day of Giving” where employees spend a day giving back to the nearby communities, while other office locations support their communities through various volunteerism events.
Further information surrounding our Company’s human capital development and sustainability efforts are available on our Company’s website at https://www.prestigebrands.com/about-us/corporate-responsibility.

Available Information
Our Internet address is www.prestigeconsumerhealthcare.com.  We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as the Proxy Statement for our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference, including through any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We have adopted a Code of Conduct and Ethics Policy, Code of Ethics for Senior Financial Employees, Policy and Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters, Corporate Governance Guidelines, and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, as well as a Related Persons Transaction Policy and Stock Ownership Guidelines.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for these documents from us should be made in writing to:

Prestige Consumer Healthcare Inc.
660 White Plains Road
Tarrytown, New York 10591
Attention: Corporate Secretary

We also make copies of the following policies available on our Internet site at https://ir.prestigebrands.com/corporate-governance/documents:
•Corporate Governance Guidelines
•Supplier Code of Conduct
•Related Persons Transaction Policy
•Code of Conduct
•Code of Ethics for Senior Financial Employees

We intend to disclose future amendments to these documents, policies and guidelines and any waivers of these documents, policies and guidelines, on our Internet website and/or through the filing of a Current Report on Form 8-K with the SEC, to the extent required under the Exchange Act.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Industry

Price increases for raw materials, packaging, labor, energy and transportation costs, and other manufacturer, logistics provider or distributor demands could continue to have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Volatility and increases in commodity raw material (e.g. resins) and packaging component prices, labor, energy, and transportation costs, and other input costs, including as a result of supply chain issues or shortages, could significantly affect our profit margin and could have a significant impact on our financial condition and results of operations if our raw material suppliers, third-party manufacturers, logistics providers or distributors pass along those costs to us. Certain product categories have been impacted by higher inflation due to, among other things, the continuing impacts of the COVID-19 pandemic, Russia’s invasion of Ukraine, labor shortages, global supply chain disruptions and the uncertain economic and geopolitical environment, which has negatively impacted our gross margin.

The manufacturers we use have and may continue to increase the cost to us of many of the products we purchase, which has impacted and could continue to adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers. If we are unable to increase the price for our products to our customers or achieve cost savings in a rising cost environment, any such cost increases would likely further reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price of our products in order to maintain our current gross margins for our products, the increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our business, financial condition and results of operations. We believe that certain of our products could have difficulty absorbing further near-term price increases without potentially impacting market share, which would have a related adverse impact on our revenues.
Volatility in or worsening of economic conditions from high inflation, economic policy, geopolitical conflicts, public health issues, and other factors beyond our control could reduce consumer spending, which could adversely impact demand for our products and our results of operations and financial condition.

Our financial performance depends on the stability of conditions that impact consumer spending. Adverse conditions in or volatility in financial markets or the economy could adversely impact consumer confidence, resulting in reduced consumer spending leading to reduced consumption of our products. The COVID-19 pandemic and the Russian invasion of Ukraine have both caused volatility in the global economy, including by creating supply chain issues and rising costs. Other factors beyond our control could also adversely impact demand for our products, including rising interest rates, inflation from rising costs, unemployment, bank failures, and the lack of consumer financing. Any reduction in consumer demand for our products could have a material adverse impact on our results of operations and financial condition.

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

We compete for consumers’ attention based on a number of factors, including brand recognition, product quality, performance, value to consumers, price, and product availability at the retail level. Advertising, marketing, merchandising and packaging and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our market share and our sales. Our markets are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. New product innovations by our competitors, or our failure to develop new products, the failure of a new product launch by the Company, or the obsolescence of one or more of our products, could have a material adverse effect on our business, financial condition and results of operations. If our advertising, marketing and promotional programs are not effective, our sales may decline.

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

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. The introduction or expansion of store brand products that compete with our products at a lower price point has recently and could continue to impact our sales and results of operations. This could be exacerbated by rising costs and other economic conditions that shift consumer demand to lower-priced products, as well as supply chain issues that result in reduced availability for our products. Competitive pricing may require us to reduce prices, which may result in lost revenue or a reduction of our profit margins. Future price adjustments by our competitors or our inability to react with price adjustments of our own could result in a loss of market share, which could have a material adverse effect on our financial condition and results of operations.

We primarily depend on third-party manufacturers to produce the products we sell. If we are unable to maintain these manufacturing relationships or are unable to successfully transfer manufacturing to another third-party or our own manufacturing facility, we may be unable to meet customer demand, and our business and sales could suffer as a result.

Many of our products are produced by a limited number of third-party manufacturers. Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships or to our own manufacturing facility is critical to our ability to deliver quality products to our customers in a timely manner. From time to time, certain of the Company's manufacturers have had difficulty meeting demand, which can and has caused shortages of our products. Without adequate supplies of quality merchandise, our sales could decrease materially and our business could suffer. In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner to address these shortages, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships. Because of the unique manufacturing requirements of certain products, the Company may be unable to timely identify or qualify new suppliers or at the quantities, quality and price levels needed. In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense, delay in production, or product disadvantage in the marketplace. In some instances, we may seek to transfer the manufacture of certain products to our own facilities, which may result in additional manufacturing expense, delay in production, additional regulatory requirements and other disruptions to our business. In general, the consequences of not securing adequate, high quality and timely supplies of merchandise would negatively impact inventory levels, which could damage our reputation, result in lost customers and sales, and could have a material adverse effect on our financial condition and results of operations.

The U.S. parent company of our third-party manufacturer of many of our TheraTears products, Akorn Operating Company LLC (“Akorn”), recently filed for liquidation under chapter 7 of the U.S. Bankruptcy Code. Their subsidiary, Akorn AG, has not filed for insolvency and is currently continuing to manufacture TheraTears for us under our multi-year supply agreement we entered into at the time we acquired the TheraTears brand from Akorn, as well as a $3.8 million short-term secured loan from us, but they could cease operations at any time. Although we believe we have sufficient inventory of TheraTears to meet customer and consumer demand while Akorn and Akorn AG seek a buyer for their businesses and we work to identify and qualify additional manufacturers, we can offer no assurance that our current inventory will be sufficient.

At March 31, 2023, we had relationships with 135 third-party manufacturers.  Of those, we had long-term contracts with 25 manufacturers that produced items that accounted for approximately 69.8% of our gross sales for 2023, compared to 23 manufacturers with long-term contracts that produced approximately 69.0% of gross sales in 2022.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate costly price increases, which could have a material adverse effect on our business and results of operations. Although we are in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross sales, and the loss of one or more of these customers or changes in their strategies and policies could reduce our gross sales and have a material adverse effect on our financial condition and results of operations.

During 2023, Walmart, which accounted for approximately 19.7% of our gross sales, was our only customer that accounted for more than 10% of our gross revenues. We expect that for future periods, our top ten customers, including Walmart, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales. Many of our customers have sought to obtain lower pricing, logistics or other changes to the customer-supplier relationship. If we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors. Reductions in inventory by our customers, the loss of one or more of our top customers, including as a result of consolidation in the retail industry, or any significant decrease in sales to these customers based on changes in their strategies or policies, such as a reduction in the number of brands they carry, the amount of shelf space or positioning they dedicate to store brand products or to our particular products, or a significant reduction in our online positioning, could reduce our sales and have a material adverse effect on our financial condition and results of operations. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space and may continue such efforts in the future.

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

Disruption in our third-party distribution center or our Virginia manufacturing facility may prevent us from meeting customer demand, and our sales and financial condition may suffer as a result.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana, and we operate one manufacturing facility located in Lynchburg, Virginia, which manufactures many of the Summer's Eve and Fleet products, comprising approximately 13% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facility could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facility. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

The continuation of the COVID-19 pandemic, further outbreaks of COVID-19, or any future outbreak of other highly infectious diseases or public health emergencies could have a material adverse impact on our results of operations and financial condition.

Beginning in late fiscal 2020, the COVID-19 pandemic caused significant volatility in the global economy and resulted in materially reduced economic activity. Globally, numerous government orders and restrictions implemented to reduce the spread of COVID-19 required many businesses to temporarily close or limit operations and mandated that individuals substantially restrict daily activities, which adversely affected workforces, customers, and consumer sentiment, decreased consumer spending, and increased unemployment, leading to inflation and supply chain disruptions.

Our sales are impacted by consumer spending levels, the availability of our products at retail stores or for online purchase, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Our sales are also impacted by demand for our products depending on consumers’ activities, lifestyles and financial resources.

We have experienced other adverse impacts from COVID-19, and we could experience adverse impacts from other pandemics, in a number of ways, including, but not limited to, the following:

•supply chain delays or disruptions due to closed supplier facilities or distribution centers, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•shutdown of our manufacturing facility due to illness or government order;

•reduced consumer demand for certain of our products as a result of the economic downturn, discontinuance of government stimulus and assistance programs or restrictions on in-person purchases;

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

•impairment in the carrying value of goodwill or intangible assets or a change in the useful life of finite-lived intangible assets from sustained changes in consumer purchasing behaviors, government restrictions, or financial results;

•increase in raw material and other input costs resulting from labor shortages, supply chain disruptions, and market volatility; and

•fluctuation in foreign currency exchange rates or interest rates resulting from market uncertainties.

While the COVID-19 pandemic has not negatively impacted our results of operations to date, the extent to which it, and the related global economic downturn, could affect our business, results of operations and financial condition in future quarters will depend on developments that are highly uncertain and cannot be predicted, including the severity and duration of any further outbreak and recovery period, the availability, acceptance and efficacy of vaccines, future actions taken by governmental authorities and other third parties in response to the pandemic, and the impact on our customers, employees and suppliers, distributors and other service providers. For example, we believe that government stimulus payments during the COVID-19 pandemic may have helped improve sales, and the termination and reduction of further stimulus funds in the high inflationary environment may result in reduced consumer spending, which could adversely impact our results of operations. Accordingly, the ultimate impact on our financial condition and results of operations cannot be determined at this time. Nonetheless, we anticipate that it could adversely affect our results of operations and financial condition, including by negatively impacting demand for our products, restricting our operations and sales, marketing and distribution efforts, disrupting supply chain and manufacturing processes and other important business activities. Moreover, the effects of the COVID-19 pandemic could exacerbate the other risks described in this “Risk Factors” section of this Annual Report on Form 10-K.

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

From time to time we are subject to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use, or include inadequate warnings concerning side effects and interactions with other substances. Whether or not successful, product liability claims could result in negative publicity that could adversely affect the reputation of our brands and our business, sales and financial condition. Additionally, we may be required to pay for losses or injuries purportedly caused by our products, which could negatively impact our financial condition. We could also be required for a variety of reasons to initiate product recalls, which we have done on several occasions. Any product recalls could have a material adverse effect on our business, financial condition and results of operations.

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

•Difficulties in realizing the benefits of the acquired company or products, including expected returns, margins, synergies and profitability, which can also result in subsequent impairments to the book value of the acquired assets;

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

If new products and product line extensions do not gain widespread customer acceptance or are otherwise discontinued, our financial performance could be impacted.

The Company's future performance and growth depends on our ability to successfully develop and introduce new products and product line extensions. We cannot be certain that we will achieve our innovation goals. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which the Company may be unable to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include product development or launch delays, competitor actions, regulatory approval hurdles, and the failure of new products and line extensions to achieve anticipated levels of market acceptance. A negative outcome in any of these risks could adversely impact our results of operations and financial condition.

Regulatory Risks

We face risks associated with doing business internationally.

Approximately 14% of our total 2023 revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third-party manufacturers are located outside the United States. Risks of doing business internationally include, but are not limited to:

•Political instability or declining economic conditions in the countries or regions where we operate or rely on third-party manufacturers or suppliers, which adversely affect sales of our products or our ability to obtain adequate supply of our products;

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

Our operations are dependent on foreign distributors and sales agents for compliance and adherence to foreign laws and regulations that we may not be familiar with, and we cannot be certain that these distributors and sales agents will adhere to such laws and regulations or adhere to our business practices and policies. Any violation of laws and regulations by foreign distributors or sales agents or a failure of foreign distributors or sales agents to comply with applicable business practices and policies could result in legal or regulatory sanctions or potentially damage our reputation. Although we require by contract that our distributors maintain strict compliance with all applicable laws, and have the right to terminate those relationships should we determine a distributor is in material non-compliance, we cannot ensure that our foreign distributors and sales agents will steadfastly comply with all such laws. If we fail to manage these risks effectively, we may not be able to continue our international operations, and our business and results of operations may be materially adversely affected.

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

In particular, the formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC and CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold. The FDC Act and FDA regulations require that the manufacturing processes of our facilities and third-party manufacturers of U.S. products must also comply with the FDA’s GMPs. The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with GMPs. The health regulatory bodies of other countries have their own regulations and standards, which may or may not be consistent with the U.S. FDA GMPs. In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and some suppliers by the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products and their constituent materials and components are manufactured and sold. We intend to move the manufacture of certain of our more highly regulated products to our own manufacturing facility, which will subject our facility to increased regulatory requirements and scrutiny with respect to both our existing and new operations there.

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

While we seek to maintain sustainable operations that are both financially and operationally beneficial to our business, and contribute to the health and wellness of the communities in which we operate, we may experience reduced demand for our products and loss of customers if we do not meet their ESG expectations, which could result in a material adverse effect on our financial condition and results of operations. As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other ESG and sustainability concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly focused on these issues. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our debt or common stock if we do not meet their ESG and sustainability expectations. For example, since 2020, some of our major customers requested we respond to various questionnaires to evaluate our ESG efforts. Efforts to meet these standards could impact our costs, and failure to meet our customers’ expectations could impact our sales and business reputation.

Risks Related to Intellectual Property and Data Privacy and Security

If we are unable to protect our intellectual property rights, our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks, tradenames and patents. Our trademarks and tradenames convey that the products we sell are “brand name” products. We believe consumers ascribe value to our brands, some of which are over 100 years old. We own or license the material trademarks, tradenames and patents used in connection with the manufacturing, packaging, marketing and sale of our products. These rights prevent our competitors or new entrants to the market from using our valuable brand names and technologies. Therefore, trademark, tradename and patent protection is critical to our business. Although most of our material intellectual property is registered in the United States and in applicable foreign countries, we may not be successful in asserting protection. In addition, third parties may assert claims against our intellectual property rights, and we may not be able to successfully resolve those claims, which would cause us to lose the right to use the intellectual property subject to those claims. If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our financial condition and results of operations.

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

We depend on third parties for intellectual property relating to some of the products we sell, and our inability to maintain or enter into future license agreements may result in our failure to meet customer demand, which would adversely affect our business, operating results and financial condition.

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products. In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement. Similarly, our rights could be reduced if the applicable licensor or third-party manufacturer fails to maintain or protect the licensed intellectual property because, in such event, our competitors could obtain the right to use the intellectual property without restriction. If either of these intellectual property losses were to occur, we might not be able to develop or obtain replacement intellectual property at all or in a timely or cost-effective manner. Additionally, any modified products may not be well-received by customers. The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our business and sales due to our failure to meet consumer demand for the affected products or require us to incur costs for the development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, development of replacement products may be time-consuming and ultimately may not be feasible.

Virtually all of our assets consist of goodwill and intangible assets and are subject to impairment risk.

As our financial statements indicate, the majority of our assets consist of goodwill and intangible assets, principally the trademarks, tradenames and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded. In addition, unfavorable changes in economic factors used to estimate fair value of certain brands (including the discount rate) could indicate that the fair value no longer exceeds the carrying value. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. A significant charge in our financial statements would negatively impact our financial condition and results of operations. We have recorded impairment charges resulting from changes in our long-term assumptions for certain brands including the discount rate, future revenue growth, expected inflationary pressures and other long-term estimates. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in economic factors used to estimate fair value of certain brands (including the discount rate) could indicate that the fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition be materially adversely affected in any way, our intangible assets that could be sold to repay our liabilities would be reduced. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

We, and certain of our suppliers, have been, and likely will continue to be, subject to malware, computer viruses, computer hacking, attempted acts of data theft, phishing, other cyber-attacks and employee error or malfeasance related to our information technology systems. We do not believe that any of these attacks or events has had a material adverse impact on our business, but future attacks could result in a serious information security breach and have a material adverse impact on our business, results of operations or financial condition.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and business partners. As a result, the Company's information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including system disruptions, catastrophic events, power outages, cyber-attacks and security breaches. To help guard against these possibilities, the Company provides quarterly employee security training and maintains a compliance program with updated security policies to help evaluate and address potential threats and attacks. The Company has also conducted regular security audits by an outside firm based on the National Institute of Standards and Technology ("NIST") standards to address any potential service interruptions or vulnerabilities. Management regularly reports to the Company’s Board on information security risks and audit results. Further, the Company has implemented continuity and recovery plans in the event of a disruption. However, if these plans do not provide effective protection, the Company may suffer interruptions in its ability to manage or conduct its operations, including in all of the Company’s functions described above, which may adversely affect its business and results of operations. The Company maintains security risk insurance in the event of a cybersecurity breach or incident; however, the coverage may not be sufficient to cover all losses. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.

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

As we conduct our operations, we move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (the “GDPR”), greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. In addition, several U.S. states have enacted data privacy laws applicable to entities serving or employing residents and other states are doing the same. We may not be able to comply with all of these evolving compliance and operational requirements and to do so may impose significant costs that are likely to increase over time.

Risks Related to our Financing

Our indebtedness could adversely affect our financial condition, and the significant amount of cash required to service our debt would not be available to reinvest in our business.

At March 31, 2023, our total indebtedness, including current maturities, was approximately $1.4 billion.

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

In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from LIBOR, with its full elimination to occur after 2021. The subsequent announcement in March 2021 indicated the last committed publication date for 1-month LIBOR will cease publishing immediately after June 30, 2023, and therefore may not continue to be available on the current basis (or at all) after this date. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate ("SOFR") as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a 1-,3- or 6-month rate available for LIBOR. On April 4, 2023, we amended our revolving credit facility to replace LIBOR with SOFR.

Any increase in SOFR or other interest rates, which have been rising in fiscal 2023 and are expected to continue to rise in fiscal 2024, will increase our cost of servicing our variable rate debt and further limit our ability to fund working capital, capital expenditures, and acquisitions. At March 31, 2023, we had $168.7 million of borrowing capacity available under our revolving credit facility to support our operating activities.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement. Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility. Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes. If the debt under the senior credit facility and indentures governing the senior notes had both been accelerated, the aggregate amount immediately due and payable as of March 31, 2023 would have been approximately $1.4 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2023, the book value of our current assets was $391.7 million.  Although the book value of our total assets was $3,353.7 million, approximately $2,869.4 million was in the form of intangible assets, including goodwill of $527.6 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

All of our properties are utilized by both our North American OTC Healthcare segment and our International OTC Healthcare segment.

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

Holders

As of May 1, 2023, there were 16 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

PERFORMANCE GRAPH

The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2018, with the cumulative total stockholder return for the Russell 2000 Index, Standard & Poor's SmallCap 600 Index and our peer group index. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index. The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2018.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded. Revlon, Inc., which was included in the Old Peer Group, was replaced in the New Peer Group as it ceased to be a relevant peer due to bankruptcy. Corcept Therapeutics Incorporated and Pacira BioSciences, Inc. were added as replacements based on their similar financial profiles.

Comparison of Cumulative Total Return
Prestige Consumer Healthcare Inc.
Russell 2000 Index
S&P SmallCap 600 Index
New Peer Group
Old Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2018
2019
2020
2021
2022
2023
ASSUMES $100 INVESTED ON MAR. 31, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2023

	March 31,
Company/Market/Peer Group	2018	2019	2020	2021	2022	2023
Prestige Consumer Healthcare Inc.	$100.00	$88.70	$108.77	$130.72	$156.99	$185.71
Russell 2000 Index	100.00	102.05	77.57	151.14	142.39	125.87
S&P SmallCap 600 Index	100.00	101.57	75.27	147.02	148.83	135.71
New Peer Group Index (1)	100.00	103.20	85.21	136.77	133.54	111.41
Old Peer Group Index (2)	100.00	103.77	84.32	131.89	127.66	107.30
(1) The New Peer Group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Pacira BioSciences, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Lannet Co., (xiv) Usana Health Sciences, Inc., and (xv) Corcept Therapeutics Incorporated.
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

Acquisition
Acquisition of Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other OTC consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under our asset-based revolving credit facility (the "2012 ABL Revolver") and the net proceeds from the refinancing of our term loan originally entered into on January 31, 2012 (the "2012 Term Loan").

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. In fiscal 2022 and 2023, we experienced solid sales and consumption, with fiscal 2022 benefiting from a significant increase in demand in travel-related categories and channels as well as the Cough & Cold category, previously impacted by COVID-19, however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the COVID-19 pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, the high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Tax Reform
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate on the adjusted financial statement income of certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022 by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. We currently do not expect these tax provisions to have a material impact to our consolidated financial statements. We will continue to monitor and evaluate impact as further regulatory guidance becomes available.

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

We record an estimate of future product returns, chargebacks and logistics deductions concurrent with recording sales, which is made using the most likely amount method that incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

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

Goodwill and Intangible Assets
Goodwill and intangible assets amounted to $2,869.4 million and $3,275.6 million at March 31, 2023 and 2022, respectively.  At March 31, 2023 and 2022, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$498,936	$28,617	$527,553

Intangible assets
Indefinite-lived	2,092,852	76,050	2,168,902
Finite-lived	154,552	18,439	172,991
Intangible assets, net	2,247,404	94,489	2,341,893
Total	$2,746,340	$123,106	$2,869,446

	March 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$548,291	$30,685	$578,976

Intangible assets
Indefinite-lived	2,391,517	85,042	2,476,559
Finite-lived	198,353	21,723	220,076
Intangible assets, net	2,589,870	106,765	2,696,635
Total	$3,138,161	$137,450	$3,275,611

At March 31, 2023, the brands with the highest carrying value were Monistat, BC/Goody's, Summer's Eve, TheraTears and Fleet, comprising 57.5% of our total intangible assets value.

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

•History of and Potential for Product Extensions
Consideration is given to the product innovation that has occurred during the brand’s history and the potential for continued product innovation that will determine the brand’s future.  Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader.”

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of an intangible asset’s value and useful life based on its analysis.  Under accounting guidelines, goodwill is not amortized, and must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are not amortized.  They are also subject to an annual impairment test or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

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

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment, as discussed below.  Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results, and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds carrying value, in which case additional non-cash impairment charges may be recorded in future periods.

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 28, 2023 (our annual impairment review date), we had 14 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values.  In performing this analysis, management considers current information and future events, such as competition, changing consumer needs, technological advances and changes in advertising support for our trademarks and tradenames, that could cause subsequent evaluations to utilize different assumptions.  The discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances or changes in advertising and marketing expenses, we may be required to record additional impairment charges in the future. In addition, we considered our market capitalization at February 28, 2023, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. An impairment charge is then recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.

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

At February 28, 2023, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, we recorded an impairment charge of $48.8 million to adjust the carrying amount of goodwill related to our North American Women's Health and North American Oral Care reporting units. The impairment charges were primarily a result of increased discount rates due to current macroeconomic conditions.

Our analysis at February 28, 2023 determined that all other reporting units had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would not have resulted in any of our other reporting units' fair value being less than their carrying value. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our other reporting units' fair value being less than their carrying value.

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
As a result of our annual impairment test at February 28, 2023, the fair values of three of our indefinite-lived intangible assets, Summer’s Eve, DenTek and TheraTears, did not exceed the carrying values and, as such, impairment charges totaling $298.7 million were recorded. The impairment charges were primarily a result of an overall increase in the discount rate used to value the brands, as well as in the case of Summer’s Eve, our reassessment of the long-term sales projections of this brand during our annual planning cycle. The indefinite-lived intangible assets impaired are all part of our North American OTC Healthcare segment.

Our analysis at February 28, 2023 determined that all other indefinite-lived intangible assets tested had a fair value that exceeded their carrying value by at least 10%, with the exception of Monistat within our North American Women’s Health reporting unit. We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an additional impairment of $46.5 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets' would have resulted in an additional impairment of $23.3 million.

Finite-Lived Intangible Assets
On an annual basis, or when events or changes in circumstances indicate the carrying value of the assets may not be recoverable, management performs a review similar to indefinite-lived intangible assets to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and tradenames.

If the analysis warrants a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life.  Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or tradename and estimate the cash flows over its useful life.  Future events, such as competition, technological advances and changes in advertising support for our trademarks and tradenames, could cause subsequent evaluations to utilize different assumptions.  In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge.   The impairment charge is measured as the excess of the carrying amount of the intangible asset over its fair value.

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

Our analysis at February 28, 2023 concluded that the fair value of several of our non-core finite-lived intangible assets did not exceed their carrying values, and as such, impairment charges of $22.7 million were recorded. The impairment charges were the result of our reassessment of the long-term sales projections for the associated non-core brands during our annual planning cycle, the largest of which pertains to the strategic exit of our DenTek private label business. The finite-lived trademarks impaired are all part of the North American OTC Healthcare segment.

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

Results of Operations

2023 compared to 2022

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2023 and 2022.

					Increase (Decrease)
(In thousands)	2023	%	2022	%	Amount	%
North American OTC Healthcare
Analgesics	$116,582	10.3	$117,868	10.8	$(1,286)	(1.1)
Cough & Cold	100,218	8.9	86,855	8.0	13,363	15.4
Women's Health	231,754	20.5	249,136	22.9	(17,382)	(7.0)
Gastrointestinal	156,957	13.9	152,191	14.0	4,766	3.1
Eye & Ear Care	151,879	13.5	149,454	13.9	2,425	1.6
Dermatologicals	119,822	10.6	117,173	10.8	2,649	2.3
Oral Care	85,542	7.6	85,239	7.8	303	0.4
Other OTC	11,020	1.0	9,965	0.9	1,055	10.6
Total North American OTC Healthcare	973,774	86.3	967,881	89.1	5,893	0.6

International OTC Healthcare
Analgesics	2,680	0.2	1,455	0.1	1,225	84.2
Cough & Cold	26,770	2.4	20,225	1.9	6,545	32.4
Women's Health	19,597	1.7	15,373	1.4	4,224	27.5
Gastrointestinal	69,626	6.3	52,368	4.8	17,258	33.0
Eye & Ear Care	19,197	1.7	13,995	1.3	5,202	37.2
Dermatologicals	3,919	0.3	3,213	0.3	706	22.0
Oral Care	12,085	1.1	12,282	1.1	(197)	(1.6)
Other OTC	77	—	20	—	57	285.0
Total International OTC Healthcare	153,951	13.7	118,931	10.9	35,020	29.4
Total Consolidated	$1,127,725	100.0	$1,086,812	100.0	$40,913	3.8

Total segment revenues for 2023 were $1,127.7 million, an increase of $40.9 million, or 3.8%, versus 2022.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $5.9 million, or 0.6%, during 2023 versus 2022. The $5.9 million increase was primarily attributable to increased sales in the Cough & Cold category and Gastrointestinal category, partly offset primarily by a decrease in the Women's Health category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $35.0 million, or 29.4%, during 2023 versus 2022. The $35.0 million increase was mainly attributable to increased sales in our Australian subsidiary, primarily related to an increase in sales of Hydralyte (included in the Gastrointestinal category) as a result of easing COVID-19 restrictions, as well as an overall increase in consumer illnesses which benefited most categories.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2023 and 2022.

(In thousands)					Increase (Decrease)
Gross Profit	2023	%	2022	%	Amount	%
North American OTC Healthcare	$531,930	54.6	$548,719	56.7	$(16,789)	(3.1)
International OTC Healthcare	93,364	60.6	71,927	60.5	21,437	29.8
	$625,294	55.4	$620,646	57.1	$4,648	0.7

Gross profit for 2023 increased $4.6 million, or 0.7%, versus 2022. As a percentage of total revenues, gross profit decreased to 55.4% in 2023 from 57.1% in 2022, primarily due to increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $16.8 million, or 3.1%, during 2023 versus 2022.  As a percentage of North American OTC Healthcare revenues, gross profit decreased to 54.6% during 2023 from 56.7% during 2022, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $21.4 million, or 29.8%, during 2023 versus 2022. As a percentage of International OTC Healthcare revenues, gross profit remained relatively flat during 2023 compared to 2022. Increases in supply chain costs were mainly offset by product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2023 and 2022.

(In thousands)					Increase (Decrease)
Contribution Margin	2023	%	2022	%	Amount	%
North American OTC Healthcare	$408,004	41.9	$410,005	42.4	$(2,001)	(0.5)
International OTC Healthcare	72,229	46.9	53,298	44.8	18,931	35.5
	$480,233	42.6	$463,303	42.6	$16,930	3.7

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $2.0 million, or 0.5%, during 2023 versus 2022. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment decreased to 41.9% during 2023 from 42.4% during 2022. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross margin noted above, partly offset by a decrease in advertising and marketing spend in 2023.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $18.9 million, or 35.5%, during 2023 versus 2022. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment increased to 46.9% during 2023 from 44.8% during 2022. The contribution margin increase as a percentage of revenues was primarily due to lower advertising and marketing spend as a percent of net sales.

General and Administrative
General and administrative expenses were $107.4 million for 2023 versus $107.5 million for 2022. The decrease in general and administrative expenses was primarily due to acquisition costs in the prior year associated with the Akorn acquisition, partly offset by increases in compensation costs in the current year.

Depreciation and Amortization
Depreciation and amortization expense was $25.1 million for 2023 versus $24.9 million for 2022. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands purchased in conjunction with our 2022 acquisitions, partly offset by lower depreciation expense due to certain assets being fully depreciated early in 2023.

Goodwill and Tradename Impairment
As a result of our impairment analysis at February 28, 2023, we recorded total goodwill and intangible asset impairment charges of $370.2 million in 2023. Goodwill impairment represented $48.8 million and related to our North American Women's Health and North American Oral Care reporting units. The goodwill impairment charges were primarily a result of increased discount rates due to current macroeconomic conditions. Intangible asset impairment represented $321.4 million and was comprised of $298.7 million of indefinite-lived intangible assets (Summer's Eve, DenTek and TheraTears) and $22.7 million of several of our non-core finite-lived intangible assets. The impairment charges recorded on the indefinite-lived assets were primarily a result of an overall increase in the discount rate used to value the brands, as well as in the case of Summer’s Eve, our reassessment of the long-term sales projections of this brand during our annual planning cycle. The impairment charges recorded on the finite-lived intangible assets were the result of our reassessment of the long-term sales projections for the associated non-core brands during our annual planning cycle, the largest of which pertains to the strategic exit of our DenTek private label business. The assets impaired are all part of our North American OTC Healthcare segment.

Interest Expense, Net
Interest expense, net was $69.2 million during 2023 versus $64.3 million during 2022.  The average cost of borrowing increased to 4.8% for 2023 from 4.1% for 2022. The average indebtedness decreased to $1.5 billion during 2023 from $1.6 billion in 2022.

Loss on Extinguishment of Debt
During 2022, we recorded a loss on extinguishment of debt of $2.1 million, related to the amendment of our 2012 Term Loan on July 1, 2021.

Income Taxes
The (benefit) provision for income taxes during 2023 was a benefit of $(11.6) million versus a provision of $57.1 million in 2022.  The effective tax rate on income before income taxes was 12.4% during 2023 versus 21.7% during 2022. The decrease in the effective tax rate in 2023 compared to 2022 was due to the impact of discrete items primarily pertaining to goodwill impairment charges taken in 2023.

Results of Operations
2022 compared to 2021

For a discussion of fiscal 2022 compared to 2021, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K , filed with the SEC on May 6, 2022.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, capital expenditures, share repurchases, and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard. See "Economic Environment" above.

	Year Ended March 31,			$ Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2021 vs. 2020
Net cash provided by (used in):
Operating activities	$229,716	$259,922	$235,607	$(30,206)	$24,315
Investing activities	(11,584)	(256,511)	(22,243)	244,927	(234,268)
Financing activities	(185,846)	(7,569)	(279,419)	(178,277)	271,850
Effects of exchange rate changes on cash and cash equivalents	(982)	(959)	3,597	(23)	(4,556)
Net change in cash and cash equivalents	$31,304	$(5,117)	$(62,458)	$36,421	$57,341

2023 compared to 2022
Operating Activities
Net cash provided by operating activities was $229.7 million for 2023 compared to $259.9 million for 2022.  The $30.2 million decrease in net cash provided by operating activities was due to increased working capital, partly offset by an increase in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $11.6 million for 2023 compared $256.5 million for 2022.  The decrease in net cash used in investing activities was primarily due to acquisitions of $247.0 million in 2022.

Financing Activities
Net cash used in financing activities was $185.8 million for 2023 compared to $7.6 million for 2022. This change was primarily due to increased net debt repayments of $132.0 million, and the repurchase of shares of our common stock in conjunction with our share repurchase program of $50.0 million in 2023.

2022 compared to 2021
Operating Activities
Net cash provided by operating activities was $259.9 million for 2022 compared to $235.6 million for 2021.  The $24.3 million increase in net cash provided by operating activities was due to an increase in net income after non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $256.5 million for 2022 compared $22.2 million for 2021.  The increase was primarily due to acquisitions of $247.0 million in 2022, partly offset by a decrease in capital expenditures in 2022.

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

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which originally consisted of (i) the $660.0 million 2012 Term Loan with a 7-year maturity and (ii) the $50.0 million 2012 ABL Revolver with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver to the current amount of $175.0 million and reduced our borrowing rate on the 2012 ABL Revolver. We have also amended the 2012 Term Loan several times. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On March 21, 2018, we entered into Amendment No. 5 (“Term Loan Amendment No. 5”) to the 2012 Term Loan. Term Loan Amendment No. 5 provided for the creation of Term B-5 Loans (the "Term B-5 Loans") by repricing the then-existing term loans to an interest rate that was based, at our option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.00%, or an alternative base rate plus a margin of 1.00% per annum, with a floor of 1.00%.

On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6"), to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, and (iii) an interest rate on the Term B-5 Loans that is based, at our option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date of the 2012 Term Loan to July 1, 2028. In connection with this refinancing, we recorded a loss on extinguishment of debt of $2.1 million to write off a portion of new and old debt costs relating to this refinancing. Under Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of the 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

On December 11, 2019, we entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provided for (i) an extension of the maturity date of the 2012 ABL Revolver to December 11, 2024, which was five years from the effective date of ABL Amendment No. 7, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter), and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with Secured Overnight Financing Rate ("SOFR") as our reference rate.

For the year ended March 31, 2023, the average interest rate on the 2012 Term Loan was 5.7% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.5%. For the year ended March 31, 2022, the average interest rate on the 2012 Term Loan was 3.6% and the average interest rate on the amounts borrowed under the 2021 ABL Revolver was 1.2%.

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

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% senior notes due January 15, 2028 (the "2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our then-outstanding senior notes issued on December 17, 2013 that were due in 2021, and to pay related fees and expenses.

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

As of March 31, 2023, we had an aggregate of $1.4 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes due January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes due April 1, 2031; and
•$360.0 million of borrowings under the Term B-5 Loans due July 1, 2028.

As of March 31, 2023, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $168.7 million.

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

Debt Covenants

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended March 31, 2023 and going forward (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended March 31, 2023 and going forward (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2023, we were in compliance with the applicable financial and restrictive covenants under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during fiscal 2024. During the year ended March 31, 2022, we made a required repayment of $1.5 million as well as voluntary principal payments of $103.5 million against the outstanding balance under our 2012 Term Loan. During the year ended March 31, 2023, we made voluntary repayments of $135.0 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

Commitments

As of March 31, 2023, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,360.0	$—	$—	$400.0	$960.0
Interest on long-term debt (1)	434.7	73.5	146.0	142.1	73.1
Purchase obligations:
Inventory costs (2)	249.2	225.2	11.7	10.2	2.1
Other costs (3)	25.2	23.1	0.8	0.8	0.5
Operating leases	16.5	6.6	6.5	3.2	0.2
Finance leases	4.5	2.8	1.6	0.1	—
Total contractual cash obligations (4)	$2,090.1	$331.2	$166.6	$556.4	$1,035.9

(1)Represents the estimated interest obligations on the outstanding balances at March 31, 2023 of the 2021 Senior Notes, 2019 Senior Notes, Term B-5 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements). We estimate our future obligations for interest on our variable rate debt by assuming the weighted average interest rates in effect on each variable rate debt obligation at March 31, 2023 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, we assume that the average balance outstanding for the last month of fiscal 2023 remains the same for the remaining term of the agreement. The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.   At March 31, 2023, approximately $360.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax loss and cash flows for the year ended March 31, 2023 of approximately $4.6 million.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2023 and 2022, approximately 13.9% and 13.2%, respectively, of our net revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2023 and 2022. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 10.6% impact on pre-tax loss of approximately $9.0 million for the year ended March 31, 2023 and a 2.6% impact on pre-tax income of approximately $6.8 million for the year ended March 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 86.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2023

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2023.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2023.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of March 31, 2023, which appears below.

Prestige Consumer Healthcare Inc.
May 5, 2023

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of (loss) income and comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Tradename Impairment Assessments – Summer’s Eve, DenTek, TheraTears, and Monistat Tradenames

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames, net balance was $2,168.9 million as of March 31, 2023 , of which a portion relates to the carrying values for Summer’s Eve, DenTek, TheraTears, and Monistat indefinite-lived tradenames. Indefinite-lived intangible assets are tested for impairment at the individual asset level at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. As a result of the annual impairment test at February 28, 2023, the fair values of three of the indefinite-lived intangible assets, Summer’s Eve, DenTek, and TheraTears, did not exceed the carrying values and, as such, impairment charges totaling $298.7 million were recorded. Management utilized the excess earnings method to estimate the fair value of individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include future sales, gross margins, advertising and marketing expenses, and the discount rate .

The principal considerations for our determination that performing procedures relating to the indefinite-lived tradename impairment assessments of the Summer’s Eve, DenTek, TheraTears, and Monistat tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Summer’s Eve, DenTek, TheraTears, and Monistat indefinite-lived tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, gross margins, advertising and marketing expenses, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived tradename impairment assessments, including controls over the valuation of the Summer’s Eve, DenTek, TheraTears, and Monistat indefinite-lived tradenames. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Summer’s Eve, DenTek, TheraTears, and Monistat indefinite-lived tradenames; (ii) evaluating the appropriateness of the excess earnings method; (iii) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future sales, gross margins, advertising and marketing expenses, and the discount rate. Evaluating management’s significant assumptions related to future sales, gross margins, and advertising and marketing expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brands; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the significant assumption related to the discount rate.

Goodwill Impairment Assessments – North American Women’s Health and North American Oral Care Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $527.6 million as of March 31,2023, of which a significant portion relates to the North American Women’s Health and North American Oral Care reporting units. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. At February 28, 2023, in conjunction with the annual test for goodwill impairment, management recorded an impairment charge of $48.8 million to adjust the carrying amount of goodwill related to the North American Women’s Health and North American Oral Care reporting units . Management utilized the discounted cash flow method to estimate the fair value of its reporting units. The estimates and assumptions made in assessing the fair value of the reporting units include future sales, gross margins, advertising and marketing expenses, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the North American Women’s Health and North American Oral Care reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the North American Women’s Health and North American Oral Care reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, gross margins, advertising and marketing expenses, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the North American Women’s Health and North American Oral Care reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the North American Women’s Health and North American Oral Care reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future sales, gross margins, advertising and marketing expenses, and the discount rate. Evaluating management’s significant assumptions related to future sales, gross margins, and advertising and marketing expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the significant assumption related to the discount rate.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
May 5, 2023

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	Year Ended March 31,
(In thousands, except per share data)	2023	2022	2021
Revenues
Net sales	$1,127,618	$1,086,770	$943,324
Other revenues	107	42	41
Total revenues	1,127,725	1,086,812	943,365

Cost of Sales
Cost of sales excluding depreciation	494,883	458,942	389,670
Cost of sales depreciation	7,548	7,224	6,223
Cost of sales	502,431	466,166	395,893
Gross profit	625,294	620,646	547,472

Operating Expenses
Advertising and marketing	145,061	157,343	140,589
General and administrative	107,354	107,459	83,106
Depreciation and amortization	25,077	24,868	23,941
Goodwill and tradename impairment	370,217	1,057	2,434
Total operating expenses	647,709	290,727	250,070
Operating (loss) income	(22,415)	329,919	297,402

Other expense (income)
Interest expense, net	69,164	64,287	82,328
Loss on extinguishment of debt	—	2,122	12,327
Other expense (income), net	2,336	1,052	(1,366)
Total other expense, net	71,500	67,461	93,289
(Loss) income before income taxes	(93,915)	262,458	204,113
(Benefit) provision for income taxes	(11,609)	57,077	39,431
Net (loss) income	$(82,306)	$205,381	$164,682

(Loss) earnings per share:
Basic	$(1.65)	$4.09	$3.28
Diluted	$(1.65)	$4.04	$3.25

Weighted average shares outstanding:
Basic	49,889	50,259	50,210
Diluted	49,889	50,842	50,605

Comprehensive (loss) income, net of tax:
Currency translation adjustments	(12,076)	(1,296)	20,333
Unrealized gain on interest rate swaps	—	1,819	3,045
Unrecognized net gain on pension plans	334	246	1,172
Net gain on pension distribution reclassified to net income	—	—	(190)
Net loss on termination of pension plan	(790)	—	—
Total other comprehensive (loss) income	(12,532)	769	24,360
Comprehensive (loss) income	$(94,838)	$206,150	$189,042
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2023	2022
Current assets
Cash and cash equivalents	$58,489	$27,185
Accounts receivable, net of allowance of $20,205 and $19,720, respectively	167,016	139,330
Inventories	162,121	120,342
Prepaid expenses and other current assets	4,117	6,410
Total current assets	391,743	293,267

Property, plant and equipment, net	70,412	71,300
Operating lease right-of-use assets	14,923	20,372
Finance lease right-of-use assets, net	4,200	6,858
Goodwill	527,553	578,976
Intangible assets, net	2,341,893	2,696,635
Other long-term assets	3,005	3,273
Total Assets	$3,353,729	$3,670,681

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,743	$55,760
Accrued interest payable	15,688	4,437
Operating lease liabilities, current portion	6,926	6,360
Finance lease liabilities, current portion	2,834	2,752
Other accrued liabilities	72,524	74,113
Total current liabilities	160,715	143,422

Long-term debt, net	1,345,788	1,476,658
Deferred income tax liabilities	380,434	444,917
Long-term operating lease liabilities, net of current portion	9,876	16,088
Long-term finance lease liabilities, net of current portion	1,667	4,501
Other long-term liabilities	8,165	7,484
Total Liabilities	1,906,645	2,093,070

Commitments and Contingencies – Note 18

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 54,857 shares at March 31, 2023 and 54,430 shares at March 31, 2022	548	544
Additional paid-in capital	535,356	515,583
Treasury stock, at cost – 5,165 shares at March 31, 2023 and 4,151 shares at March 31, 2022	(189,114)	(133,648)
Accumulated other comprehensive loss, net of tax	(31,564)	(19,032)
Retained earnings	1,131,858	1,214,164
Total Stockholders’ Equity	1,447,084	1,577,611
Total Liabilities and Stockholders’ Equity	$3,353,729	$3,670,681
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2020	53,805	$538	$488,116	3,719	$(117,623)	$(44,161)	$844,101	$1,170,971

Stock-based compensation	—	—	8,543	—	—	—	—	8,543
Exercise of stock options	120	1	2,850	—	—	—	—	2,851
Issuance of shares related to restricted stock	74	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	369	(13,109)	—	—	(13,109)
Net income	—	—	—	—	—	—	164,682	164,682
Other comprehensive income	—	—	—	—	—	24,360	—	24,360

Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298

Stock-based compensation	—	—	9,039	—	—	—	—	9,039
Exercise of stock options	226	2	7,038	—	—	—	—	7,040
Issuance of shares related to restricted stock	205	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	205,381	205,381
Other comprehensive income	—	—	—	—	—	769	—	769

Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611

Stock-based compensation	—	—	12,405	—	—	—	—	12,405
Exercise of stock options	205	2	7,370	—	—	—	—	7,372
Issuance of shares related to restricted stock	222	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,014	(55,466)	—	—	(55,466)
Net loss	—	—	—	—	—	—	(82,306)	(82,306)
Other comprehensive loss	—	—	—	—	—	(12,532)	—	(12,532)

Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2023	2022	2021
Operating Activities
Net (loss) income	$(82,306)	$205,381	$164,682
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,625	32,092	30,164
Loss on sale or disposal of property and equipment	273	271	220
Deferred income taxes	(60,765)	9,979	18,628
Amortization of debt origination costs	4,364	4,230	4,979
Stock-based compensation costs	12,405	9,039	8,543
Loss on extinguishment of debt	—	2,122	12,327
Non-cash operating lease cost	6,311	6,706	7,082
Impairment loss	370,217	1,057	2,434
Other	447	(9)	(7,854)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(24,927)	(24,654)	36,872
Inventories	(42,225)	663	2,972
Prepaid expenses and other current assets	2,259	1,448	(3,227)
Accounts payable	7,258	9,154	(17,342)
Accrued liabilities	10,742	9,616	(14,912)
Operating lease liabilities	(6,687)	(6,448)	(6,718)
Other	(275)	(725)	(3,243)
Net cash provided by operating activities	229,716	259,922	235,607

Investing Activities
Purchases of property, plant and equipment	(7,784)	(9,642)	(22,243)
Acquisitions	—	(247,046)	—
Other	(3,800)	177	—
Net cash used in investing activities	(11,584)	(256,511)	(22,243)

Financing Activities
Proceeds from issuance of senior notes	—	—	600,000
Repayment of senior notes	—	—	(600,000)
Term Loan repayments	(135,000)	(600,000)	(195,000)
Proceeds from refinancing of Term Loan	—	597,000	—
Borrowings under revolving credit agreement	20,000	85,000	15,000
Repayments under revolving credit agreement	(20,000)	(85,000)	(70,000)
Payment of debt costs	—	(6,111)	(17,718)
Payments of finance leases	(2,752)	(2,582)	(1,443)
Proceeds from exercise of stock options	7,372	7,040	2,851
Fair value of shares surrendered as payment of tax withholding	(5,466)	(2,916)	(1,242)
Repurchase of common stock	(50,000)	—	(11,867)
Net cash used in financing activities	(185,846)	(7,569)	(279,419)

Effects of exchange rate changes on cash and cash equivalents	(982)	(959)	3,597
Increase (decrease) in cash and cash equivalents	31,304	(5,117)	(62,458)
Cash and cash equivalents - beginning of year	27,185	32,302	94,760
Cash and cash equivalents - end of year	$58,489	$27,185	$32,302
Interest paid	$54,243	$61,364	$80,290
Income taxes paid	$40,739	$46,568	$34,381
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment, geopolitical events and the effects from the COVID-19 pandemic. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. In fiscal 2022 and 2023, we experienced solid sales and consumption, with fiscal 2022 benefiting from a significant increase in demand in travel-related categories and channels as well as the Cough & Cold category, previously impacted by COVID-19, however, that may not be sustained at the same levels in the uncertain economic environment. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, the COVID-19 pandemic and other global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise increase costs, it may materially affect our operations and those of third parties on which we rely, including causing disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of any further COVID-19 outbreaks, global supply chain constraints, the high inflationary environment and further global instability. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2023”) mean our fiscal year ended on March 31st of that year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2023, approximately 27% of our cash is held by a bank in Australia and approximately 3% is held by a bank in Singapore. Substantially all of our remaining cash is held by a large U.S. domestic bank.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. Substantially all of the Company's cash balances at March 31, 2023 are uninsured.

Accounts Receivable
We extend non-interest-bearing trade credit to our customers in the ordinary course of business.  We maintain an allowance for credit losses based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, we (i) have established credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of customers’ financial condition, (iii) monitor the payment history and aging of customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance. Included within Accounts Receivable is also a short-term interest-bearing loan receivable from one of our suppliers.

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

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, we remove the cost and associated accumulated depreciation from the respective accounts and recognize the resulting gain or loss in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

Intangible Assets
Intangible assets generally represent tradenames, brand names and patents and are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives, typically ranging from 10 to 25 years.

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
Revenue Recognition
Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in two segments: North American OTC Healthcare and International OTC Healthcare. The segments are based on differences in geographical area. The North American and International OTC Healthcare segments market a variety of personal care and over-the-counter products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers, drug, food, dollar, convenience and club stores, and e-commerce channels, all of which sell our products to consumers.

See Note 20 for disaggregated revenue information.

Satisfaction of Performance Obligations
Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, revenue is recognized when control of a promised good is transferred to a customer, in an amount that reflects the consideration that we expect to be entitled to receive in exchange for that good. This occurs either when finished goods are transferred to a common carrier for delivery to the customer or when product is picked up by the customer or the customer’s carrier.

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

We record an estimate of future product returns, chargebacks and logistics deductions concurrent with recording sales, which is made using the most likely amount method that incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

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

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including but not limited to depreciation), warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $79.8 million for 2023, $67.8 million for 2022 and $52.1 million for 2021.

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

Pension Expense
Certain employees of our Lynchburg manufacturing facility are covered by defined benefit pension plans. The Company’s policy is to contribute at least the minimum amount required under The Employee Retirement Income Security Act of 1974 ("ERISA"). The Company may elect to make additional contributions. Benefits are based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan with an effective date of March 1, 2015. During the third quarter of 2021, we offered participants of our qualified defined benefit plan the option to receive a lump sum payout of their benefits. The amount paid out of plan assets during the third quarter of 2021 to those who elected to take the lump sum payout was $7.0 million, and we recognized a settlement gain of $0.2 million as a result of the payout. During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for the U.S. qualified defined benefit pension plan and began the plan termination process. The settlements of the terminated plan occurred during the first quarter of fiscal 2023.

Income Taxes
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate on the adjusted financial statement income of certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022 by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. We currently do not expect these tax provisions to have a material impact to our consolidated financial statements. We will continue to monitor and evaluate impact as further regulatory guidance becomes available.

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

We classify penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based on income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units ("RSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and RSUs has an antidilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended March 31,
(In thousands, except per share data)	2023	2022	2021
Numerator
Net (loss) income	$(82,306)	$205,381	$164,682

Denominator
Denominator for basic (loss) earnings per share - weighted average shares outstanding	49,889	50,259	50,210
Dilutive effect of unvested restricted stock units and options issued to employees and directors	—	583	395
Denominator for diluted (loss) earnings per share	49,889	50,842	50,605

(Loss) earnings per Common Share:
Basic net (loss) earnings per share	$(1.65)	$4.09	$3.28

Diluted net (loss) earnings per share	$(1.65)	$4.04	$3.25

For 2023, 2022, and 2021 there were 1.6 million, 0.4 million, and 0.5 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Leases
We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 4 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use ("ROU") assets and liabilities reflect only the options we are reasonably certain that we will exercise.

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

Variable lease payments that do not vary based on an index or rate are excluded from the ROU asset and lease liability determination. Variable lease payments are typically usage-based and are recorded in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating certain required disclosures and incorporating others. The amendments are effective for public companies for fiscal years ending after December 15, 2020. We adopted this standard effective April 1, 2021, and the adoption did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU responds to feedback received by the FASB during the post-implementation review of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which we adopted effective April 1, 2020. The amendments in this update, among other things, eliminate the troubled debt restructuring recognition and measurement guidance and, instead, require the entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of the standard is not expected to have a material impact on our Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The purpose of the ASU is to address questions raised on ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands the currently used single-layer method of hedge accounting to allow multiple layers of a single closed portfolio under the method. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The impact of adoption of this new standard is not expected to have a material impact on our Consolidated Financial Statements.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and also issued subsequent amendments to the initial guidance (collectively, "Topic 848"). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We have begun the transition to Topic 848 as relevant contracts are modified to reflect alternate reference rates, and will fully adopt this ASU no later than December 31, 2024. The adoption of the standard is not expected to have a material impact on our Consolidated Financial Statements.

2.     Acquisition

Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn"), pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under our asset-based revolving credit facility (the "2012 ABL Revolver") and the net proceeds from the refinancing of our term loan entered into on January 31, 2012 (the "2012 Term Loan") (see Note 10).

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

Based on this analysis, we allocated $195.9 million to non-amortizable intangible assets and $29.5 million to amortizable intangible assets. The non-amortizable intangible assets are classified as trademarks and, of the amortizable intangible assets, $20.4 million are classified as customer relationships and $9.1 million are classified as trademarks. We are amortizing the purchased amortizable intangible assets on a straight-line basis over an estimated weighted average useful life of 12.5 years (see Note 7).

We recorded goodwill of $1.1 million based on the amount by which the purchase price exceeded the estimate of the fair value of the net assets acquired (see Note 6). Goodwill is deductible and is being amortized for income tax purposes.

The financial impact of this acquisition was not material to our Consolidated Financial Statements, and, therefore, we have not presented pro forma results of operations for the acquisition.

3.    Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2023	2022
Components of Accounts Receivable
Trade accounts receivable	$183,372	$158,998
Short-term loan receivable	3,800	—
Other receivables	49	52
	187,221	159,050
Less allowances for discounts, returns and uncollectible accounts	(20,205)	(19,720)
Accounts receivable, net	$167,016	$139,330

4.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2023	2022
Components of Inventories
Packaging and raw materials	$20,634	$16,984
Work in process	220	338
Finished goods	141,267	103,020
Inventories	$162,121	$120,342

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.8 million and $4.9 million at March 31, 2023 and 2022, respectively, related to obsolete and slow-moving inventory.

5.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2023	2022
Components of Property, Plant and Equipment
Land	$550	$550
Building	30,447	29,046
Machinery	50,639	48,390
Computer equipment	26,413	25,245
Furniture and fixtures	3,229	3,238
Leasehold improvements	9,040	9,080
Construction in progress	17,089	16,466
	137,407	132,015
Accumulated depreciation	(66,995)	(60,715)
Property, plant and equipment, net	$70,412	$71,300

We recorded depreciation expense of $7.7 million, $8.0 million, and $8.5 million for 2023, 2022, and 2021, respectively.

6.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2021, 2022, and 2023:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance – March 31, 2021
Goodwill	$710,354	$32,683	$743,037
Accumulated impairment losses	(163,711)	(1,247)	(164,958)
Balance - March 31, 2021	546,643	31,436	578,079

Acquisitions	1,648	—	1,648
Effects of foreign currency exchange rates	—	(411)	(411)
Impairment loss	—	(340)	(340)

Balance – March 31, 2022
Goodwill	712,002	32,272	744,274
Accumulated impairment losses	(163,711)	(1,587)	(165,298)
Balance - March 31, 2022	$548,291	$30,685	$578,976

Adjustment related to acquisition	(550)	—	(550)
Effects of foreign currency exchange rates	—	(2,068)	(2,068)
Impairment loss	(48,805)	—	(48,805)

Balance – March 31, 2023
Goodwill	711,452	30,204	741,656
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2023	$498,936	$28,617	$527,553

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

At February 28, 2023, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, we recorded an impairment charge of $48.8 million to adjust the carrying amount of goodwill related to our North American Women's Health and North American Oral Care reporting units. The impairment charges were primarily a result of increased discount rates due to current macroeconomic conditions discussed in Note 7.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies. The discounted cash flow methodology is a widely accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2023 and February 28, 2022, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record additional impairment charges in the future.

Our analysis at February 28, 2023 concluded that all other reporting units had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would not have resulted in any of our other reporting units' fair value being less than their carrying value. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our other reporting units' fair value being less than their carrying value.

7.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2023 and 2022 is as follows:

	Year Ended March 31, 2023
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2022	$2,476,559	$436,174	$2,912,733
Tradename impairment	(298,664)	(22,748)	(321,412)
Effects of foreign currency exchange rates	(8,993)	(2,308)	(11,301)
Balance – March 31, 2023	$2,168,902	$411,118	$2,580,020

Accumulated Amortization
Balance – March 31, 2022	$—	$216,098	$216,098
Additions	—	22,266	22,266
Effects of foreign currency exchange rates	—	(237)	(237)
Balance – March 31, 2023	$—	$238,127	$238,127

Intangible assets, net – March 31, 2023	$2,168,902	$172,991	$2,341,893

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,092,852	$154,552	$2,247,404
International OTC Healthcare	76,050	18,439	94,489
Intangible assets, net – March 31, 2023	$2,168,902	$172,991	$2,341,893

	Year Ended March 31, 2022
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2021	$2,281,988	$389,347	$2,671,335
Additions (a)	195,900	47,642	243,542
Tradename impairment	—	(1,700)	(1,700)
Effects of foreign currency exchange rates	(1,329)	885	(444)
Balance – March 31, 2022	$2,476,559	$436,174	$2,912,733

Accumulated Amortization
Balance – March 31, 2021	$—	$195,606	$195,606
Additions	—	21,499	21,499
Tradename impairment	—	(983)	(983)
Effects of foreign currency exchange rates	—	(24)	(24)
Balance – March 31, 2022	$—	$216,098	$216,098

Intangible assets, net – March 31, 2022	$2,476,559	$220,076	$2,696,635

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,391,517	$198,353	$2,589,870
International OTC Healthcare	85,042	21,723	106,765
Intangible assets, net – March 31, 2022	$2,476,559	$220,076	$2,696,635

(a) On July 1, 2021, we completed the acquisition of certain assets from Akorn (see Note 2) and on December 15, 2021, our Australian subsidiary acquired the rights to the Zaditen brand in certain territories from Novartis Pharma AG. In connection with these acquisitions, we allocated $225.4 million to intangible assets for Akorn and $18.1 million for Zaditen.

During the fourth quarter of each fiscal year, in conjunction with our strategic planning process, we perform our annual impairment analysis. We utilized the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties in the analysis include the discount rate, as well as future sales, gross margins and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record additional impairment charges in the future.

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

As a result of our annual impairment test at February 28, 2023, the fair values of three of our indefinite-lived intangible assets, Summer’s Eve, DenTek and TheraTears, did not exceed the carrying values and, as such, impairment charges totaling $298.7 million were recorded. The impairment charges were primarily a result of an overall increase in the discount rate used to value the brands, as well as in the case of Summer’s Eve, our reassessment of the long-term sales projections of this brand during our annual planning cycle. The indefinite-lived intangible assets impaired are all part of our North American OTC Healthcare segment.

Our analysis at February 28, 2023 determined that all other indefinite-lived intangible assets tested had a fair value that exceeded their carrying value by at least 10%, with the exception of Monistat within our North American Women’s Health reporting unit. We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an additional impairment of $46.5 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets' would have resulted in an additional impairment of $23.3 million.

Our analysis at February 28, 2023 concluded that the fair value of several of our non-core finite-lived intangible assets did not exceed their carrying values, and as such, impairment charges of $22.7 million were recorded. The impairment charges were the result of our reassessment of the long-term sales projections for the associated non-core brands during our annual planning cycle, the largest of which pertains to the strategic exit of our DenTek private label business. The finite-lived trademarks impaired are all part of the North American OTC Healthcare segment.

The weighted average remaining life for finite-lived intangible assets at March 31, 2023 was approximately 8.7 years, and the amortization expense for the year ended March 31, 2023 was $22.3 million. At March 31, 2023, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of 10 to 25 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2024	$19,784
2025	18,099
2026	16,149
2027	14,557
2028	12,221
Thereafter	92,181
$172,991

8.     Leases

The components of lease expense for the years ended March 31, 2023 and 2022 were as follows:

	March 31,
(In thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2,658	$2,579
Interest on lease liabilities	170	239
Operating lease cost	6,495	6,670
Short term lease cost	153	107
Variable lease cost	59,735	42,868
Total net lease cost	$69,211	$52,463

As of March 31, 2023, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Leases	Total
2024	$7,389	$2,922	$10,311
2025	4,745	1,509	6,254
2026	2,260	96	2,356
2027	1,887	80	1,967
2028	1,434	—	1,434
Thereafter	257	—	257
Total undiscounted lease payments	17,972	4,607	22,579
Less amount of lease payments representing interest	(1,170)	(106)	(1,276)
Total present value of lease payments	$16,802	$4,501	$21,303

The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.28
Financing leases	1.68
Weighted average discount rate
Operating leases	3.39%
Financing leases	2.95%

Under our Master Services Agreement with GEODIS Logistics LLC ("GEODIS"), GEODIS purchased certain assets for our use that went into service during 2022 and 2021. The noncash lease liability arising from obtaining ROU assets was $0.5 million for the assets that went into service in 2022 and $5.2 million for assets that went into service in 2021. These amounts represent noncash financing activities.

9.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2023	2022
Accrued marketing costs	$30,471	$36,149
Accrued compensation costs	14,292	19,587
Accrued broker commissions	1,767	1,179
Income taxes payable	10,645	2,664
Accrued professional fees	4,254	4,150
Accrued production costs	5,700	3,686
Other accrued liabilities	5,395	6,698
	$72,524	$74,113

10.     Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2023	March 31, 2022
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028.	360,000	495,000
Long-term debt	1,360,000	1,495,000
Less: unamortized debt costs	(14,212)	(18,342)
Long-term debt, net	$1,345,788	$1,476,658

At March 31, 2023, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $168.7 million.
2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which originally consisted of (i) the $660.0 million 2012 Term Loan with a 7-year maturity and (ii) the $50.0 million 2012 ABL Revolver with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver to the current amount of $175.0 million and reduced our borrowing rate on the 2012 ABL Revolver. We have also amended the 2012 Term Loan several times. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On March 21, 2018, we entered into Amendment No. 5 (“Term Loan Amendment No. 5”) to the 2012 Term Loan. Term Loan Amendment No. 5 provided for the creation of Term B-5 Loans (the "Term B-5 Loans") by repricing the then-existing term loans to an interest rate that was based, at our option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.00%, or an alternative base rate plus a margin of 1.00% per annum, with a floor of 1.00%.

On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6"), to the 2012 Term Loan. Term Loan Amendment No. 6 provides for (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver, and (iii) an interest rate on the Term B-5 Loans that is based, at our option, on a LIBOR rate plus a margin of 2.00% per annum, with a LIBOR floor of 0.50%, or an alternative base rate plus a margin of 1.00% per annum. In addition, Term Loan Amendment No. 6 provides for an extension of the maturity date of the 2012 Term Loan to July 1, 2028. In connection with this refinancing, we recorded a loss on extinguishment of debt of $2.1 million to write off a portion of new and old debt costs relating to this refinancing. Under Term Loan Amendment No. 6, we are required to make quarterly payments each equal to 0.25% of the aggregate principal amount of the 2012 Term Loan.

The net proceeds from the new class of Term B-5 Loans were used to refinance our outstanding term loans, finance the acquisition of Akorn and pay fees and expenses incurred in connection with these transactions (see Note 2).

On December 11, 2019, we entered into Amendment No. 7 ("ABL Amendment No. 7"), to the 2012 ABL Revolver. ABL Amendment No. 7 provided for (i) an extension of the maturity date of the 2012 ABL Revolver to December 11, 2024, which was five years from the effective date of ABL Amendment No. 7, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that is 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which may be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter), and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

See Note 21 - Subsequent Events for Amendment No. 8 ("ABL Amendment No. 8") to the 2012 ABL Revolver.

For the year ended March 31, 2023, the average interest rate on the 2012 Term Loan was 5.7% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.5%. For the year ended March 31, 2022, the average interest rate on the 2012 Term Loan was 3.6% and the average interest rate on the amounts borrowed under the 2021 ABL Revolver was 1.2%. During the year ended March 31, 2022, we made required repayments of $1.5 million as well as voluntary principal payments of $103.5 million against the outstanding balance under our 2012 Term Loan. During the year ended March 31, 2023, we made voluntary repayments of $135.0 million against the outstanding balance under our 2012 Term Loan. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

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

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% senior notes due January 15, 2028 (the "2019 Senior Notes") pursuant to an indenture dated December 2, 2019, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our then-outstanding senior notes issued on December 17, 2013 that were due in 2021, and to pay related fees and expenses.

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

The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. At March 31, 2023, we were in compliance with the covenants under our long-term indebtedness.

Interest Rate Swaps:
In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and the other settled on January 31, 2022 (see Note 12 for further details).

As of March 31, 2023, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2024	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	960,000
$1,360,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, and the Term B-5 Loans are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these instruments at March 31, 2023 and 2022).

	March 31, 2023		March 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$400,000	$383,500	$400,000	$397,000
2021 Senior Notes	600,000	510,750	600,000	534,000
2012 Term B-5 Loans, No. 6	360,000	359,550	495,000	493,144

At March 31, 2023 and 2022, we did not have any assets or liabilities measured in Level 1 or 3. During 2023, 2022 and 2021, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

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

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

(In thousands)	Location	2023	2022	2021
Gain Recognized in Other Comprehensive (Loss) Income (effective portion)	Other comprehensive income (loss)	$—	$1,819	$3,045
Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Interest expense, net	$—	$(2,429)	$(4,760)

Counterparty Credit Risk:
We managed our exposure to counterparty credit risk by only dealing with counterparties who were substantial international financial institutions with significant experience using such derivative instruments.

13.     Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2023.

During the years ended March 31, 2023 and 2022, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Year Ended March 31,
	2023	2022
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	99,522	63,314
Average price per share	$54.92	$46.04
Total amount repurchased	$5.5 million	$2.9 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	914,236	—
Average price per share	$54.69	—
Total amount repurchased	$50.0 million	$—

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

The following table provides information regarding our stock-based compensation:

	March 31,
(In thousands)	2023	2022	2021
Pre-tax share-based compensation costs charged against income	$12,405	$9,039	$8,543
Income tax benefit recognized on compensation costs	$1,138	$633	$1,224
Total fair value of options and RSUs vested during the period	$10,352	$7,943	$6,796
Cash received from the exercise of stock options	$7,372	$7,040	$2,851
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$1,500	$3,419	$1,153

At March 31, 2023, there were $3.0 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.7 years. At March 31, 2023, there were $9.7 million of unrecognized compensation costs related to unvested RSUs and performance-based stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures that may occur. We expect to recognize such costs over a weighted average period of 1.5 years.

At March 31, 2023, there were 2.2 million shares available for issuance under the 2020 Plan.

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
Restricted Stock Units

RSUs granted to employees under the 2005 Plan and the 2020 Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of performance share units, may also be contingent on the attainment of certain performance goals of the Company, including revenue and earnings before interest, income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan and the 2020 Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Committee or, in the case of RSUs granted in May 2017 and later, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors in fiscal 2020 through fiscal 2022 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company. The RSUs granted to directors in fiscal 2023 fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the Company’s RSUs granted under the 2005 Plan and 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at March 31, 2020	387.9	$33.11

Granted	179.7	40.22
Vested	(100.2)	42.94
Forfeited	(10.4)	43.37
Unvested at March 31, 2021	457.0	33.52
Vested at March 31, 2021	150.4	31.98

Granted	170.8	45.32
Vested	(162.3)	32.99
Forfeited	(24.6)	30.54
Unvested at March 31, 2022	440.9	38.45
Vested at March 31, 2022	106.8	36.42

Granted	151.0	55.03
Incremental performance shares	42.4	—
Vested	(223.4)	32.09
Forfeited	(1.9)	49.51
Unvested at March 31, 2023	409.0	47.17
Vested at March 31, 2023	108.5	36.54

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

	Year Ended March 31,
	2023	2022	2021
Expected volatility	30.8% - 30.9%	31.1% - 31.9%	32.1% to 32.2%
Expected dividends	—	—	—
Expected term in years	6.0 to 7.0	6.0 to 7.0	6.0 to 7.0
Risk-free rate	2.8% to 2.9%	1.0% to 1.3%	0.5%
Weighted average grant date fair value of options granted	$20.10	$14.87	$12.91

A summary of option activity under the 2005 Plan and 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2020	1,020.2	$35.90

Granted	249.9	39.98
Exercised	(119.6)	23.83
Forfeited	(21.7)	34.65
Expired	(13.9)	52.86
Outstanding at March 31, 2021	1,114.9	37.92

Granted	234.2	44.74
Exercised	(226.0)	31.15
Forfeited	(13.7)	37.83
Expired	(8.5)	56.63
Outstanding at March 31, 2022	1,100.9	40.62

Granted	197.6	54.48
Exercised	(205.2)	35.93
Forfeited	(10.3)	49.53
Expired	(0.8)	44.33
Outstanding at March 31, 2023	1,082.2	43.95	6.4	$20,212
Exercisable at March 31, 2023	665.5	41.19	5.2	$14,270

The aggregate intrinsic value of options exercised during 2023, 2022 and 2021 was $5.0 million, $6.0 million and $2.2 million, respectively.

15.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2023 and 2022:

	March 31,
(In thousands)	2023	2022
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(32,280)	$(20,204)
Unrecognized net gain on pension plans, net of tax of $(214) and $(350), respectively	716	1,172
Accumulated other comprehensive loss, net of tax	$(31,564)	$(19,032)

16.    Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2023	2022	2021
United States	$(130,331)	$236,381	$195,796
Foreign	36,416	26,077	8,317
Total (loss) income before income taxes	$(93,915)	$262,458	$204,113

The (benefit) provision for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2023	2022	2021
Current
Federal	$33,475	$34,446	$11,513
State	3,721	3,961	3,403
Foreign	11,959	8,709	5,849
Deferred
Federal	(52,473)	12,055	14,430
State	(8,201)	(1,379)	4,572
Foreign	(90)	(715)	(336)
Total (benefit) provision for income taxes	$(11,609)	$57,077	$39,431

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2023	2022
Deferred Tax Assets
Allowance for credit losses and sales returns	$4,882	$4,605
Inventory capitalization	2,508	2,201
Inventory reserves	1,707	1,264
Net operating loss carryforwards	—	115
State income taxes	7,440	9,661
Accrued liabilities	1,616	2,026
Accrued compensation	3,757	4,597
Stock compensation	4,613	4,548
Research and development	1,429	—
Lease liability	4,795	6,808
Unrealized foreign exchange loss	673	215
Other	9,450	5,682
Total deferred tax assets	$42,870	$41,722

Deferred Tax Liabilities
Property, plant and equipment	$(6,874)	$(7,210)
Intangible assets	(410,219)	(471,327)
Right-of-use asset	(4,300)	(6,239)
Total deferred tax liabilities	$(421,393)	$(484,776)

Net deferred tax liability	$(378,523)	$(443,054)

The net deferred tax liability shown above is net of $1.9 million of foreign deferred tax assets as of March 31, 2023 and 2022.

We had no valuation allowance as of March 31, 2023 and March 31, 2022.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2023		2022		2021
(In thousands)		%		%		%
Income tax (benefit) provision at statutory rate	$(19,722)	21.0	$55,116	21.0	$42,864	21.0
Foreign tax provision	4,168	(4.4)	2,876	1.1	3,972	1.9
State income taxes (benefit), net of federal income tax benefit	(5,300)	5.6	1,737	0.7	7,284	3.6
Goodwill impairment	10,232	(10.9)	—	—	—	—
Research and development	(514)	0.5	(213)	(0.1)	(156)	(0.1)
Compensation limitations	1,483	(1.6)	1,563	0.6	735	0.4
Valuation allowance	—	—	—	—	(5,441)	(2.7)
Foreign tax credit	(1,297)	1.4	—	—	—	—
Uncertain tax positions	(91)	0.1	(369)	(0.1)	(7,218)	(3.5)
Other	(568)	0.7	(3,633)	(1.5)	(2,609)	(1.3)
Total (benefit) provision for income taxes	$(11,609)	12.4	$57,077	21.7	$39,431	19.3

Uncertain tax liability activity is as follows:

	2023	2022	2021
(In thousands)
Balance – beginning of year	$3,562	$4,030	$10,369
Reductions based on lapse of statute of limitations	(495)	(585)	(6,756)
Payments and other movements	228	117	417
Balance – end of year	$3,295	$3,562	$4,030

We recognize interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense. We did not incur any material interest or penalties related to income taxes in 2023, 2022 or 2021. We reasonably anticipate that uncertain tax positions could decrease in the next year by approximately $0.4 million, principally due to the statute of limitation expirations if recognized and would impact the effective tax rate in a future period. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2019 forward.

17.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $1.9 million, $1.7 million and $1.6 million for 2023, 2022 and 2021, respectively.

Certain employees of our Lynchburg manufacturing facility were covered by defined benefit pension plans. Benefits were based on years of service and levels of compensation. On December 16, 2014, the decision was made to freeze the benefits under the Company's U.S. qualified defined benefit pension plan (the "Plan") with an effective date of March 1, 2015.

During the third quarter of 2021, we offered participants of the Plan the option to receive a lump sum payout of their benefits. The amount paid out of plan assets during the third quarter of 2021 to those who elected to take the lump sum payout was $7.0 million, and we recognized a settlement gain of $0.2 million as a result of the payout. The settlement credit was determined based on a remeasurement of the Plan as of December 31, 2020, at which point a discount rate of 2.51% and an expected return assumption of 2.75% were selected. Those remeasurement assumptions were also used to determine the net periodic pension income for the Plan for the fourth quarter of fiscal 2021.

During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for the Plan and began the Plan termination process. The settlements of the terminated Plan occurred during the first quarter of fiscal 2023, with lump sum settlements in the amount of $13.8 million being paid to eligible Plan participants who elected such payments and the purchase of annuity contracts for $31.1 million to the remaining participants. These settlements were paid using Plan assets and resulted in a settlement loss of $0.4 million. No further contributions to the Plan were necessary.

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets and includes a statement of the plans' funded status as of March 31, 2023 and 2022:

	March 31,
(In thousands)	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of period	$51,507	$56,818
Interest cost	423	1,107
Actuarial (gain) loss	(2,044)	(2,888)
Benefits paid	(46,240)	(3,530)
Projected benefit obligations at end of year	$3,646	$51,507

Change in plan assets:
Fair value of plan assets at beginning of period	$48,708	$53,275
Actual return on plan assets	(2,820)	(1,405)
Employer contribution	370	368
Benefits paid	(1,371)	(3,530)
Settlements paid with termination of qualified plan	$(44,869)	—
Fair value of plan assets at end of year	$18	$48,708

Funded status at end of year	$(3,628)	$(2,799)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2023	2022
Noncurrent asset	$18	$1,534

Current liability	362	365
Long-term liability	3,284	3,968
Total liabilities	$3,646	$4,333

Total net liability	$(3,628)	$(2,799)

The primary components of Net Periodic Benefit Cost (Income) consist of the following:

	Year Ended March 31,
(In thousands)	2023	2022	2021
Interest cost	$423	$1,107	$1,972
Expected return on assets	(252)	(1,163)	(2,336)
Net periodic benefit cost (income)	$171	$(56)	$(364)

The following table provides information regarding our pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	March 31,
(In thousands)	2023	2022
Accumulated benefit obligation	$3,646	$51,507
Fair value of plan assets	18	48,708

Projected benefit obligations	$3,646	$51,507
Fair value of plan assets	18	48,708

The pension benefit amounts stated above include one pension plan that is an unfunded plan. The projected benefit obligation and accumulated benefit obligation for this unfunded plan were $3.6 million as of March 31, 2023 and $4.3 million as of March 31, 2022.

The following table includes amounts that are expected to be contributed to the unfunded plan by the Company. It reflects benefit payments that are made directly from the Company's assets. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2024 (expectation) to participant benefits	$362

Expected benefit payments year ending March 31,
2024	$362
2025	354
2026	344
2027	332
2028	320
2029-2032	1,404

We did not make any contributions to the Plan during 2023 or 2022, and we contributed $3.0 million to the Plan during 2021.

Prior to the termination of the Plan, the Company's primary investment objective for its qualified pension plan assets was to provide a source of retirement income for the Plan's participants and beneficiaries. The asset allocation for the Plan as of March 31, 2023 and 2022, and the target allocation by asset category are as follows:

	Percentage of Plan Assets
Asset Category	Target Allocation	March 31, 2023	March 31, 2022
Real estate	—%	—%	—%
Fixed income and cash	100	100	100
Total	100%	100%	100%

The remaining plan assets as of March 31, 2023 are held in a cash account. The plan assets at March 31, 2022 were invested in a portfolio consisting primarily of domestic fixed income held within collective investment trust funds due to the Plan termination process, which began during the fourth quarter of fiscal 2021, and the Plan's positive funded status. These assets are measured at NAV as a practical expedient.

The following tables show the unrecognized actuarial loss (gain) included in accumulated other comprehensive income (loss) at March 31, 2023, 2022 and 2021:

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2021:
Unrecognized actuarial (gain)	$(1,202)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2022:
Unrecognized actuarial (gain)	$(1,522)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2023:
Unrecognized actuarial (gain)	$(930)
Unrecognized prior service credit	—

Assumptions used in determining the actuarial present value of the net periodic benefit cost (income) for the fiscal years ended March 31, 2023, 2022 and 2021 were as follows:

	March 31,
	2023 *	2022	2021 **
Key assumptions:
Discount rate	3.26% to 3.48%	2.58% to 2.95%	3.37% to 3.55%
Expected return on plan assets, net of administrative fees	2.75%	2.25%	5.00%
*The qualified plan was remeasured at April 30, 2022 for settlement accounting, at which point a discount rate of 3.98% and an expected return assumption of 2.75% were selected and used to determine the net periodic benefit cost (income) for the remainder of the fourth quarter of fiscal 2023.

**The qualified plan was remeasured at December 31, 2020 for settlement accounting, at which point a discount rate of 2.51% and an expected return assumption of 2.75% were selected and used to determine the net periodic benefit cost (income) for the fourth quarter of fiscal 2021.

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2023 and 2022 were as follows:

	March 31,
	2023	2022
Key assumptions:
Discount rate	4.47%	3.26% to 3.48%

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2024	$6,235
2025	5,959
2026	5,709
2027	5,746
2028	4,519
Thereafter	2,096
$30,264

19.     Concentrations of Risk

Our revenues are concentrated in the areas of OTC Healthcare.  We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels.  During 2023, 2022, and 2021, approximately 38.7%, 41.3%, and 45.6%, respectively, of our gross revenues were derived from our five top selling brands.  One customer, Walmart, accounted for more than 10% of our gross revenues for each of the periods presented. During 2023, 2022, and 2021, Walmart accounted for approximately 19.7%, 20.5%, and 21.6%, respectively, of our gross revenues. At March 31, 2023, approximately 20.0% of our accounts receivable were owed by Walmart.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. In addition, we operate one manufacturing facility for certain of our products located in Lynchburg, Virginia, which manufactures many of the Summer's Eve and Fleet products. A natural disaster, such as tornado, earthquake, flood, or fire, could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager or labor shortages or public health emergencies at our distribution center or manufacturing facility could materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times if we need to replace our distribution center, the third-party distribution manager or the manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2023, we had relationships with 135 third-party manufacturers.  Of those, we had long-term contracts with 25 manufacturers that produced items that accounted for approximately 69.8% of our gross sales for 2023, compared to 23 manufacturers with long-term contracts that accounted for approximately 69.0% of gross sales in 2022.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$973,774	$153,951	$1,127,725
Cost of sales	441,844	60,587	502,431
Gross profit	531,930	93,364	625,294
Advertising and marketing	123,926	21,135	145,061
Contribution margin	$408,004	$72,229	480,233
Other operating expenses**			502,648
Operating loss			$(22,415)
*Intersegment revenues of $4.3 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2023 includes a tradename impairment charge of $321.4 million and a goodwill impairment charge of $48.8 million.

	Year Ended March 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$967,881	$118,931	$1,086,812
Cost of sales	419,162	47,004	466,166
Gross profit	548,719	71,927	620,646
Advertising and marketing	138,714	18,629	157,343
Contribution margin	$410,005	$53,298	463,303
Other operating expenses			133,384
Operating income			$329,919
* Intersegment revenues of $3.0 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$849,319	$94,046	$943,365
Cost of sales	359,100	36,793	395,893
Gross profit	490,219	57,253	547,472
Advertising and marketing	122,857	17,732	140,589
Contribution margin	$367,362	$39,521	406,883
Other operating expenses			109,481
Operating income			$297,402
*Intersegment revenues of $3.2 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$116,582	$2,680	$119,262
Cough & Cold	100,218	26,770	126,988
Women's Health	231,754	19,597	251,351
Gastrointestinal	156,957	69,626	226,583
Eye & Ear Care	151,879	19,197	171,076
Dermatologicals	119,822	3,919	123,741
Oral Care	85,542	12,085	97,627
Other OTC	11,020	77	11,097
Total segment revenues	$973,774	$153,951	$1,127,725

	Year Ended March 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$117,868	$1,455	$119,323
Cough & Cold	86,855	20,225	107,080
Women's Health	249,136	15,373	264,509
Gastrointestinal	152,191	52,368	204,559
Eye & Ear Care	149,454	13,995	163,449
Dermatologicals	117,173	3,213	120,386
Oral Care	85,239	12,282	97,521
Other OTC	9,965	20	9,985
Total segment revenues	$967,881	$118,931	$1,086,812

	Year Ended March 31, 2021
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$117,775	$1,367	$119,142
Cough & Cold	56,158	14,483	70,641
Women's Health	252,535	15,562	268,097
Gastrointestinal	124,755	36,381	161,136
Eye & Ear Care	99,774	10,635	110,409
Dermatologicals	103,998	3,085	107,083
Oral Care	88,903	12,528	101,431
Other OTC	5,421	5	5,426
Total segment revenues	$849,319	$94,046	$943,365

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2023	2022	2021
United States	$953,222	$910,106	$799,038
Rest of world	174,503	176,706	144,327
Total	$1,127,725	$1,086,812	$943,365

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2023 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$498,936	$28,617	$527,553

Intangible assets
Indefinite-lived	2,092,852	76,050	2,168,902
Finite-lived	154,552	18,439	172,991
Intangible assets, net	2,247,404	94,489	2,341,893
Total	$2,746,340	$123,106	$2,869,446

March 31, 2022 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$548,291	$30,685	$578,976

Intangible assets
Indefinite-lived	2,391,517	85,042	2,476,559
Finite-lived	198,353	21,723	220,076
Intangible assets, net	2,589,870	106,765	2,696,635
Total	$3,138,161	$137,450	$3,275,611

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2023	2022
United States	$2,746,340	$3,138,161
Rest of world	123,106	137,450
Total	$2,869,446	$3,275,611

21.    Subsequent Events

Share Repurchase Program
On May 2, 2023, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock through May 31, 2024 utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

Share Based Compensation
On May 2, 2023, the Committee granted 75,182 performance units, 67,578 RSUs and stock options to acquire 128,149 shares of our common stock to certain executive officers and employees under the 2020 Plan. Performance units are earned based on achievement of the performance objectives set by the Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. RSUs vest either 33.3% per year over three years or in their entirety on the three-year or five-year anniversary of the date of grant. Upon vesting, both performance units and RSUs will be settled in shares of our common stock. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $61.73 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested performance units, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the 2020 Plan.
ABL Revolver Amendment
On April 4, 2023, we entered into ABL Amendment No. 8 to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with Secured Overnight Financing Rate ("SOFR") as our reference rate.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense (Income)		Deductions	Other (a)	Balance at End of Year
Year Ended March 31, 2023
Reserves for sales returns and allowance	$14,561	$56,796		$(56,366)	$(250)	$14,741
Reserves for trade promotions	24,644	84,034		(86,868)	(250)	21,560
Reserves for consumer coupon redemptions	3,891	884		(2,790)	—	1,985
Allowance for credit losses	1,598	730		(530)	—	1,798

Year Ended March 31, 2022
Reserves for sales returns and allowance	12,163	53,230		(51,579)	747	14,561
Reserves for trade promotions	18,422	89,547		(84,270)	945	24,644
Reserves for consumer coupon redemptions	1,941	4,107		(4,586)	2,429	3,891
Allowance for credit losses	1,545	58		(5)	—	1,598

Year Ended March 31, 2021
Reserves for sales returns and allowance	15,809	46,195		(49,841)	—	12,163
Reserves for trade promotions	18,389	83,479		(83,446)	—	18,422
Reserves for consumer coupon redemptions	2,063	3,751		(3,873)	—	1,941
Allowance for credit losses	1,385	259		(99)	—	1,545
Deferred tax valuation allowance	5,441	(5,441)	(b)	—	—	—
(a) Relates to opening balance sheet adjustments for our Akorn acquisition.
(b) Relates to the release of the valuation allowance on foreign tax credits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2023.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2023 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 45 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2023 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2023 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2023 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2023 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2023 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 45 through 82) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, Auditor Firm ID 238
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for each of the three years in the period ended March 31, 2023
Consolidated Balance Sheets at March 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2023
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2023
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2023, 2022 and 2021

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
10.1
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012). +

10.2
Amendment No. 1, dated as of February 21, 2013, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2013). +

10.3
Amendment No. 2, dated as of September 3, 2014, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2015).+

10.4
Amendment No. 3, dated as of May 8, 2015, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on May 14, 2015).+

10.5
Amendment No. 4, dated as of January 26, 2017, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017). +

10.6
Amendment No. 5, dated as of March 21, 2018, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2018).+

10.7
Amendment No. 6 to the Term Loan Credit Agreement, dated as of July 1, 2021, among Prestige Consumer Healthcare Inc., Prestige Brands, Inc., the other guarantors from time to time party thereto, each lender from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 1, 2021). +

10.8
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.9
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.10
Incremental Amendment, dated as of September 12, 2012, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2012).+

10.11
Amendment, dated as of June 11, 2013, to the ABL Credit Agreement dated as of January 31, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013).+

10.12
Amendment No. 3, dated as of September 3, 2014, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2014). +

10.13
Amendment No. 4, dated as of June 9, 2015, to the ABL Credit Agreement (as amended by that certain Incremental Amendment, dated as of September 12, 2012, and that certain Incremental Amendment, dated as of June 11, 2013, and that certain Incremental Amendment dated as of September 3, 2014), dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).+

10.14
Amendment No. 5, dated as of February 4, 2016, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other Guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent, L/C issuer and swing line lender (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 9, 2016). +

10.15
Amendment No. 6, dated as of January 26, 2017, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017). +

10.16
Amendment No. 7, dated as of December 11, 2019, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019). +

10.17
Amendment No. 8, dated as of April 4, 2023, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender. *

10.18	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012). +
10.19
Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.20
Letter Agreement, dated August 26, 2014, to Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014).+

10.21	Second Amendment to Lease between GHP 660 LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017). +
10.22
Master Logistics Services Agreement, dated May 13, 2019, by and between the Company and GEODIS Logistics LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019). +†

10.23	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.24	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005). +#
10.25	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.26	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.27	Form of Nonqualified Stock Option Agreement for grants beginning Fiscal 2018 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.28	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2018 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.29	Form of Award Agreement for Performance Units for grants beginning Fiscal 2018 (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#

10.30	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.31	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.32
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

10.34	Amended and Restated Executive Severance Plan, adopted as of October 29, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 1, 2018). +#
10.35
Asset Purchase Agreement, dated July 2, 2018, by and among KIK International LLC, Prestige Brands International, Inc., The Spic and Span Company, Medtech Holdings, Inc. (as guarantor only) and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018).+

10.36
AIA Document A141™-2014, Standard Form of Agreement, dated July 1, 2018, by and between C.B. Fleet Company, Incorporated, including its affiliates, subsidiaries, officers, directors, employees and agents and CRB Builders, LLC, including its affiliates, subsidiaries, officers, directors, employees and agents, as amended by Exhibit A Design-Build Amendment, dated March 16, 2020 (filed as Exhibit 10.34 to the Company’s 10-K filed with the SEC on May 8, 2020).+†

10.37	Prestige Brands Holdings, Inc. 2020 Long-Term Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on June 29, 2020). +#
10.38
Form of Award Agreement for Non-Employee Director Restricted Stock Units for grants beginning Fiscal
2023 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022). +#

21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer
Date:	May 5, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 5, 2023
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer	May 5, 2023
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 5, 2023
John E. Byom

/s/ CELESTE A. CLARK	Director	May 5, 2023
Celeste A. Clark

/s/ CHRISTOPHER J. COUGHLIN	Director	May 5, 2023
Christopher J. Coughlin

/s/ SHEILA A. HOPKINS	Director	May 5, 2023
Sheila A. Hopkins

/s/ NATALE S. RICCIARDI	Director	May 5, 2023
Natale S. Ricciardi

/s/ DAWN M. ZIER	Director	May 5, 2023
Dawn M. Zier